Form 10-Q
period 1995-09-30
COMM BANCORP INC
filed 1995-11-13
CIK 730030

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the quarterly period ended SEPTEMBER 30, 1995
                               __________________

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from             to
                              _____________  __________________________________


Commission file number          0-17455
                              _____________


                                  COMM BANCORP, INC.
_______________________________________________________________________________
                (Exact name of registrant as specified in its charter)



PENNSYLVANIA                                                 23-2242292
____________________________________________  _________________________________
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                Number)



521 MAIN STREET, FOREST CITY,  PA                            18421
____________________________________________  _________________________________
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code           (717) 785-3181
                                                  _____________________________


_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                        APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 733,360 AT OCTOBER 29, 1995.

                                  COMM BANCORP, INC.
                                      FORM 10-Q

                                 SEPTEMBER 30, 1995

                                        INDEX



CONTENTS                                                         PAGE NO.
_______________________________________________________________________________

PART I.  FINANCIAL INFORMATION:

  ITEM 1:

     Consolidated Statements of Income - For the Three Months and
      Nine Months Ended September 30, 1995 and 1994...............   3

     Consolidated Balance Sheets - September 30, 1995 and
      December 31, 1994...........................................   4

     Consolidated Statement of Changes in Stockholders' Equity
      For the Nine Months Ended September 30, 1995................   5

     Consolidated Statements of Cash Flows For the Nine Months
      Ended September 30, 1995 and 1994...........................   6

     Notes to Consolidated Financial Statements...................   7


  ITEM 2:

     Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................   8


Part II. Other Information:

  Items 1-6:

     Other Information............................................   29

     Signature Page...............................................   31

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME___________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                                       1995       1994     1995        1994
___________________________________________________________________________________________________________
INTEREST INCOME:
Interest and fees on loans:
  Taxable.......................................................... $ 4,320    $ 3,997   $12,715    $11,700
  Tax-exempt.......................................................      59         59       188        129
Interest on investment securities:
  Taxable..........................................................   1,244      1,158     3,830      2,855
  Tax-exempt.......................................................     296        306       895        899
Interest and dividends on investment securities available for sale:
  Taxable..........................................................     384        841     1,876      2,728
  Dividends........................................................      54         21        91         40
Interest on trading account securities.............................                 15                   90
Interest on deposits with banks....................................       4          7        10         17
Interest on federal funds sold.....................................     292          1       323          4
                                                                    _______    _______   _______    _______
    Total interest income..........................................   6,653      6,405    19,928     18,462
                                                                    _______    _______   _______    _______

INTEREST EXPENSE:
Interest on deposits...............................................   3,695      3,104    10,444      8,947
Interest on short-term borrowings..................................                202       677        312
Interest on long-term debt.........................................      62         42       185        146
                                                                    _______    _______   _______    _______
    Total interest expense.........................................   3,757      3,348    11,306      9,405
                                                                    _______    _______   _______    _______
    Net interest income............................................   2,896      3,057     8,622      9,057
Provision for loan losses..........................................      75        210       360        630
                                                                    _______    _______   _______    _______
    Net interest income after provision for loan losses............   2,821      2,847     8,262      8,427
                                                                    _______    _______   _______    _______

NONINTEREST INCOME:
Service charges, fees and commissions..............................     271        294       885        841
Net investment securities gains (losses)...........................  (2,508)       (54)   (4,393)       495
Trading account losses.............................................                (10)                (673)
                                                                    _______    _______   _______    _______
    Total noninterest income (loss)................................  (2,237)       230    (3,508)       663
                                                                    _______    _______   _______    _______

NONINTEREST EXPENSE:
Salaries and employee benefits expense.............................     998        998     3,219      2,870
Net occupancy and equipment expense................................     304        324       912        920
Other expenses.....................................................     682        741     2,303      2,126
                                                                    _______    _______   _______    _______
    Total noninterest expense......................................   1,984      2,063     6,434      5,916
                                                                    _______    _______   _______    _______
Income (loss) before income taxes..................................  (1,400)     1,014    (1,680)     3,174
Provision for income tax expense (benefit).........................    (889)       224      (911)       734
                                                                    _______    _______   _______    _______
    Net income (loss).............................................. $  (511)   $   790   $  (769)   $ 2,440
                                                                    =======    =======   =======    =======



PER SHARE DATA:
Net income (loss).................................................. $ (0.70)   $  1.08   $ (1.05)   $  3.33
Average common shares.............................................. 733,360    733,360   733,360    733,357












See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               September 30,    December 31,
                                                                                    1995            1994
                                                                               _____________    ____________
ASSETS:
Cash and cash equivalents.......................................................... $  7,547        $  6,783
Interest-bearing deposits with banks...............................................      125              90
Federal funds sold.................................................................   18,500
Investment securities:
  Held to maturity (market value at December 31,1994, $101,850)....................                  107,666
  Available for sale...............................................................  132,914          44,900
Loans, net of unearned income......................................................  192,996         194,485
  Less: allowance for loan losses..................................................    3,814           3,576
                                                                                    ________        ________
Net loans..........................................................................  189,182         190,909
Premises and equipment, net........................................................    3,475           3,293
Accrued interest receivable........................................................    2,402           2,636
Other assets.......................................................................    4,734           6,186
                                                                                    ________        ________
    Total assets................................................................... $358,879        $362,463
                                                                                    ========        ========

LIABILITIES:
Deposits:
  Noninterest-bearing.............................................................. $ 24,033        $ 23,462
  Interest-bearing.................................................................  300,147         292,707
                                                                                    ________        ________
    Total deposits.................................................................  324,180         316,169
Short-term borrowings..............................................................                   15,956
Long-term debt.....................................................................    5,048           5,050
Accrued interest payable...........................................................    1,892           1,556
Other liabilities..................................................................    1,185           1,043
                                                                                    ________        ________
    Total liabilities..............................................................  332,305         339,774
                                                                                    ________        ________


STOCKHOLDERS' EQUITY:
Common stock, par value $1, authorized 4,000,000 shares, issued 733,360 shares.....      733             733
Capital surplus....................................................................    6,310           6,310
Retained earnings..................................................................   19,395          20,334
Net unrealized holding gain (loss) on available for sale securities................      136          (4,688)
                                                                                    ________        ________
    Total stockholders' equity.....................................................   26,574          22,689
                                                                                    ________        ________
    Total liabilities and stockholders' equity..................................... $358,879        $362,463
                                                                                    ========        ========























See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  NET UNREALIZED
                                                                                    HOLDING GAIN
                                                                                       (LOSS) ON         TOTAL
                                                   COMMON   CAPITAL   RETAINED     AVAILABLE FOR  STOCKHOLDERS'
                                                    STOCK   SURPLUS   EARNINGS   SALE SECURITIES        EQUITY
______________________________________________________________________________________________________________

BALANCE, DECEMBER 31, 1994.......................... $733    $6,310    $20,334           $(4,688)      $22,689
Net loss............................................                      (769)                           (769)
Dividends declared at $.23 per share................                      (170)                           (170)
Net change in unrealized holding loss on securities.                                       4,824         4,824
                                                     ____    ______    _______           _______       _______
BALANCE, SEPTEMBER 30, 1995......................... $733    $6,310    $19,395           $   136       $26,574
                                                     ====    ======    =======           =======       =======















































See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30                                                                1995      1994
____________________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................................................... $  (769)  $ 2,440
Adjustments:
  Provision for loan losses...............................................................     360       630
  Depreciation and amortization...........................................................     477       462
  Amortization of loan fees...............................................................    (133)     (160)
  Deferred income tax.....................................................................   1,904      (308)
  Losses on sale of investment securities.................................................   4,393       178
Changes in:
    Trading account securities............................................................             2,479
    Interest receivable...................................................................     234       (31)
    Other assets..........................................................................  (3,231)     (155)
    Interest payable......................................................................     336       199
    Other liabilities.....................................................................     428       197
                                                                                           _______   _______
      Net cash provided by operating activities...........................................   3,999     5,931
                                                                                           _______   _______

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities......................................  27,621    18,059
Proceeds from repayments of investment securities:
  Held to maturity........................................................................   2,970    12,779
  Available for sale......................................................................   3,003     1,277
Purchases of investment securities:
  Held to maturity........................................................................    (179)  (18,167)
  Available for sale...................................................................... (10,885)  (28,789)
Net receipts (disbursements) from lending activities......................................   1,276   (15,492)
Proceeds from sale of other real estate...................................................     357       219
Purchases of premises and equipment.......................................................    (495)     (731)
                                                                                           _______   _______
      Net cash provided by (used in) investing activities.................................  23,668   (30,845)
                                                                                           _______   _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts............................. (10,900)   20,938
  Time deposits...........................................................................  18,911     2,655
  Short-term borrowings................................................................... (15,956)    1,759
  Proceeds from issuance of long-term debt................................................                50
  Payments on long-term debt..............................................................      (2)     (800)
  Cash dividends paid.....................................................................    (456)     (449)
                                                                                           _______   _______
      Net cash provided by (used in) financing activities.................................  (8,403)   24,153
                                                                                           _______   _______
      Net increase (decrease) in cash and cash equivalents................................  19,264      (761)
      Cash and cash equivalents at beginning of year......................................   6,783     7,181
                                                                                           _______   _______
      Cash and cash equivalents at end of period.......................................... $26,047   $ 6,420
                                                                                           =======   =======

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest............................................................................... $ 10,970   $ 9,206
  Income taxes...........................................................................      114     1,161
Noncash items:
  Transfer of loans to other real estate................................................. $    224   $   120
  Transfer of investments to investments available for sale..............................  105,799
  Net unrealized loss (gain) on available for sale securities............................   (4,824)    4,147








See notes to consolidated financial statements.

COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. ("Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. For additional information and disclosures required under generally accepted accounting principles, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 1994.

2. LOANS, NET OF UNEARNED INCOME:

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure". A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Currently, this category consists of all nonaccrual and restructured loans. Impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, or as a practical expedient, the observable market price or, if the loan is collateral dependent, the fair value of the underlying collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the impairment is recorded in the allowance for loan losses established through a charge to earnings in the form of a provision for loan losses. Losses of principal are charged directly to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Subsequent recoveries, if any, are added back to the allowance.

The average recorded investment in impaired loans for the three months and nine months ended September 30, 1995, was $1,704 and $1,786, respectively. The recorded investment in impaired loans at September 30, 1995, was $1.5 million. The recorded investment, for which there is a related allowance for loan losses, was $900 at September 30, 1995, and the related allowance was $500. The recorded investment, for which there is no related allowance for loan losses, was $600. When a loan is considered impaired, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been considered impaired are credited to income when received unless the collectibility of principal is in doubt causing all collections to be applied as principal reductions. An impaired loan is not returned to performing status until such loan is current as to principal and interest, and has performed with the contractual terms for a reasonable period of time. The amount of interest income recognized on impaired loans, using the cash-basis method of accounting, was $61 and $83 for the three months and nine months ended September 30, 1995.

REVIEW OF FINANCIAL POSITION:

The Company's liquidity, capital adequacy and interest sensitivity continued to improve as compared to December 31, 1994, as a result of action taken with respect to the investment portfolio. The Company reported a net short-term borrowings position of $16.0 million at December 31, 1994, as compared to a net short-term investing position of $18.5 million at September 30, 1995. Capital adequacy, as evidenced by the Tier I Leverage ratio calculated pursuant to the Memorandum of Understanding ("MOU") with the Federal Reserve Bank
("Reserve Bank"), improved from 5.5 percent at December 31, 1994, to 6.8 percent at September 30, 1995. The Company's interest sensitive position improved during the nine months ended September 30, 1995, as the cumulative one year rate sensitive assets to rate sensitive liabilities ratio neared 1.0. A ratio of 1.0 indicates the Company is matched to the amount of interest sensitive assets and interest sensitive liabilities repricing within one year, effectively mitigating its exposure to interest rate fluctuations. Management is unaware of any current regulatory recommendation, other than the disclosures presented in this Form 10-Q regarding the MOU, that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Total assets increased $4.0 million during the third quarter of 1995 from $354.9 million at June 30, 1995, to $358.9 million at September 30, 1995.
The Company's investment in overnight funds increased $6.5 million as the investment and loan portfolios remained relatively unchanged during the third quarter of 1995. Increased demand for retail certificates of deposit was primarily responsible for funding the improvement in assets. Stockholders' equity increased slightly as earnings from operations and a recovery in the net unrealized holding loss were partially offset by the recognition of losses on securities sold during the final quarter of 1995.

INVESTMENT PORTFOLIO:

As mentioned in the June 30, 1995, quarterly report on Form 10-Q, management completed the planned disposition of the remaining high-risk collateralized mortgage obligations ("CMOs") in the available for sale portfolio during the third quarter of 1995. Such sale consisted of six CMOs having a par value of approximately $5.7 million. The $320 loss on the sale was recognized in the second quarter of 1995, the period in which the decision to sell was made, pursuant to guidance in the Financial Accounting Standards Board Emerging Issues Task Force Topic D-44 "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value".
Moreover, as stated in the latest quarterly filing, management completed in the third quarter of 1995, a comprehensive analysis of the held to maturity investment portfolio aimed at reducing the Company's exposure to various risk elements inherent throughout the portfolio. The Board of Directors, after reviewing such analysis, decided to reassess the appropriateness of its classification of held to maturity securities and transferred the entire held to maturity portfolio to available for sale. In conjunction with its review of the analysis, the Board of Directors made the decision to sell certain securities that were transferred from the held to maturity portfolio to the available for sale portfolio, which it did in the beginning of October, 1995. The resulting loss of $2.5 million on the sale was recognized in earnings for the third quarter of 1995, the period in which the decision to sell was made.
Such securities had an amortized cost of $59.5 million and a fair value of $57.0 million. Such sale consisted of all investment securities that were criticized by regulators and those that demonstrated a high degree of volatility. Management performs quarterly stress tests on the investment portfolio to determine what effects interest rate changes will have on its value. These tests indicate the investment portfolio would lose approximately 1.4 percent of its value with a 100 basis point increase in general market rates as compared to a loss of approximately 4.0 percent on the portfolio prior to the sales. The weighted average life of the investment portfolio after the sale was decreased to 3.1 years, approximately one-fifth of the year end 1994 level. Management does not expect to sell any additional securities in the near term as it has accomplished its goal of eliminating the regulatory criticism and substantially mitigated the risk in the portfolio.

Although such action has benefitted the Company by reducing its risk posture, management will be unable to classify any new purchases as held to maturity or to transfer any securities into the held to maturity portfolio until it has reestablished the creditibility of its classification policy. Such penalty could have a material adverse impact on the Company's book value if interest rates were to rise significantly as management would be required to report the resulting unrealized losses as a separate component of stockholders' equity.
On October 18, 1995, the Financial Accounting Standards Board ("FASB") voted to temporarily suspend the rule that penalizes an entity that transferred securities from the held to maturity portfolio to the available for sale portfolio. Management was unaware that FASB would change such rule at the time it decided to transfer securities from held to maturity to available for sale. Accordingly, the Company must prove it has the intent and ability to hold securities until maturity prior to being allowed to make such classification, unlike entities that will be afforded the opportunity of transferring securities unchallenged during the temporary dispensation period.

As required under the MOU, management submitted a completely rewritten investment policy to the Reserve Bank on August 21, 1995. Such policy was deemed acceptable by the Reserve Bank on September 21, 1995, as it addressed the deficiencies cited in the most recent Report of Examination and requirements set forth in the MOU. The policy effectively prohibits prior investment practices, which exposed the Company to excessive risk, from reoccurring. Specifically, prohibited practices include those that are referred to as unsuitable as defined in the Reserve Bank's Supervisory
Policy Statement on Securities Activities along with option and derivative transactions. In addition, the policy establishes limitations to the quality, quantity and maximum maturity for each type of security and strengthened procedures for monitoring and controlling the investment function.

The following table sets forth the major classifications of securities as they relate to the total investment portfolio at September 30, 1995, and December 31, 1994:

DISTRIBUTION OF INVESTMENT SECURITIES
                                                       SEPTEMBER 30,        DECEMBER 31,
                                                            1995                1994
                                                       AMOUNT    %         AMOUNT    %
_________________________________________________________________________________________
Held to maturity:
U.S. Treasury securities............................                     $ 12,042   7.89%
U.S. Government agencies............................                       36,993  24.25
State and municipals................................                       20,616  13.51
Mortgage backed securities..........................                       38,015  24.92
                                                                         ________ ______
  Total held to maturity............................                      107,666  70.57
                                                                         ________ ______
Available for sale:
U.S. Treasury securities............................ $ 25,750  19.37%       3,366   2.21
U.S. Government agencies............................   36,655  27.58        7,283   4.77
State and municipals................................   20,915  15.74
Mortgage backed securities..........................   44,803  33.71       29,444  19.30
Other securities....................................    4,791   3.60        4,807   3.15
                                                     ________            ________
  Total available for sale..........................  132,914 100.00       44,900  29.43
                                                     ________ ______     ________ ______
    Total........................................... $132,914 100.00%    $152,566 100.00%
                                                     ======== ======     ======== ======

The following table sets forth the maturity distribution of the book and market values and weighted average tax equivalent yields of the available for sale portfolio at September 30, 1995. The weighted average yield has been computed on a tax equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage backed securities and CMOs that have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Expected maturities will differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


MATURITY DISTRIBUTION OF AVAILABLE FOR SALE PORTFOLIO

                                                 AFTER ONE        AFTER ONE
                                   WITHIN        BUT WITHIN       BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS       TEN YEARS       TEN YEARS         TOTAL
SEPTEMBER 30, 1995             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT YIELD
_____________________________________________________________________________________________________________
Amortized cost:
U.S. Treasury securities..... $ 4,016   6.09% $15,923   5.66% $ 3,930   6.13% $ 1,905   6.16% $ 25,774  5.84%
U.S. Government agencies.....   3,499   4.88   26,928   5.00    6,789   6.46                    37,216  5.26
State and municipals.........     255   6.15    4,149   6.82    5,724   8.72   10,207   9.44    20,335  8.66
Mortgage backed securities...     306   6.70    4,476   6.08    4,023   6.09   36,077   6.30    44,882  6.26
Other securities.............                                                   4,502   5.68     4,502  5.68
                              _______         _______         _______         _______         ________
  Total...................... $ 8,076   5.59% $51,476   5.45% $20,466   6.95% $52,691   6.85% $132,709  6.25%
                              =======         =======         =======         =======         ========

Fair value:
U.S. Treasury securities..... $ 4,023         $15,892         $ 3,930         $ 1,905         $ 25,750
U.S. Government agencies.....   3,477          26,389           6,789                           36,655
State and municipals.........     256           4,125           5,905          10,629           20,915
Mortgage backed securities...     306           4,468           4,016          36,014           44,803
Other securities.............                                                   4,791            4,791
                              _______         _______         _______         _______         ________
  Total...................... $ 8,062         $50,874         $20,640         $53,339         $132,914
                              =======         =======         =======         =======         ========



LOAN PORTFOLIO:

In the third quarter of 1995, the Company witnessed a slight decline in loans, net of unearned income of $900 from $193.9 million at June 30, 1995, to $193.0 million at September 30, 1995. For the nine months ended September 30, 1995, the average volume of loans totaled $197.0 million compared to $186.1 million for the same period of 1994. During the first three quarters of 1995, the tax equivalent yield on the loan portfolio showed an increase from 8.5 percent at September 30, 1994, to 8.8 percent for the comparable period of 1995. The loan portfolio's yield has remained constant as compared to that of the first six months of 1995 due to decreased market rates coupled with competition for loan demand. Based on these trends, management expects loan yields to remain level or to decline in future periods.

The Company plans to continue its pursuit for growth in its loan portfolio based on its current liquidity position. Management will foster such loan growth by implementing competitive pricing strategies in line with trends in general market rates. Funding for such demand is expected to be facilitated through the elimination of excess short-term investments, loan payments and core deposit increases.

The following table sets forth the major categories of the loan portfolio at September 30, 1995, and December 31, 1994:

DISTRIBUTION OF LOAN PORTFOLIO

                                                SEPTEMBER 30,             DECEMBER 31,
                                                    1995                     1994
                                             AMOUNT         %         AMOUNT         %
________________________________________________________________________________________
Commercial, financial and others.......... $ 22,936       11.88%    $ 29,419       15.13%
Real estate:
  Construction............................    1,500        0.78        2,771        1.42
  Mortgage................................  149,770       77.60      138,379       71.15
Consumer, net.............................   18,790        9.74       23,916       12.30
                                           ________      ______     ________      ______
  Loans, net of unearned income...........  192,996      100.00%     194,485      100.00%
                                                         ======                   ======
Less: allowance for loan losses...........    3,814                    3,576
                                           ________                 ________
  Net loans............................... $189,182                 $190,909
                                           ========                 ========

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in attempting to avoid interest rate risk and liquidity strains. Approximately 35.7 percent of the loan portfolio will reprice within the next twelve months as management attempts to reduce the average term on fixed rate loans while increasing its holdings of variable rate loans to avoid future interest rate risks. Such rate surpasses the 33.7 percent recorded on June 30, 1995, and the 30.3 percent recorded at December 31, 1994. This change results from increased demand for short-term funding coupled with $2.9 million in variable rate loan originations during the third quarter of 1995.


The following table sets forth the maturity and repricing schedule of the loan portfolio at September 30, 1995:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                       WITHIN     BUT WITHIN       AFTER
SEPTEMBER 30, 1995                    ONE YEAR    FIVE YEARS     FIVE YEARS       TOTAL
_______________________________________________________________________________________
Maturity schedule:
Commercial, financial and others...... $ 4,489       $ 7,797       $ 10,650    $ 22,936
Real estate:
  Construction........................   1,500                                    1,500
  Mortgage............................   3,057        17,461        129,252     149,770
Consumer, net.........................   3,007        10,825          4,958      18,790
                                       _______       _______       ________    ________
    Total............................. $12,053       $36,083       $144,860    $192,996
                                       =======       =======       ========    ========

Repricing schedule:
Predetermined interest rates.......... $29,632       $54,040       $ 70,018    $153,690
Floating or adjustable interest rate..  39,306                                   39,306
                                       _______       _______       ________    ________
    Total............................. $68,938       $54,040       $ 70,018    $192,996
                                       =======       =======       ========    ========


ASSET QUALITY:

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonaccrual and restructured loans as well as loans past due ninety days or more are included in nonperforming loans.

Nonperforming assets showed a slight improvement from $3,928 or 2.03 percent of loans, net at June 30, 1995, to $3,617 or 1.87 percent at September 30, 1995. Reductions in loans past due ninety days or more combined with the disposition of two properties held in other real estate provided the main sources of such decrease. Interest income related to nonaccrual loans would have been $106 for the first nine months of 1995 if such payments were made at contracted rates and in accordance with original terms. Interest recognized on nonperforming loans totaled $83 for the first nine months of 1995.

Although the volume of accruing loans contractually past due ninety days or more declined to $1,995 or 1.03 percent of loans, net at September 30, 1995, compared to $2,146 or 1.11 percent at June 30, 1995, such volume has increased compared to the $1,424 or 0.73 percent recorded at December 31, 1994. Such increase can be attributed to a group of two mortgage loans and two commercial loans totaling $655. Foreclosure proceedings have been initiated on such loans with confidence that full restitution will be received on these loans. Management expects a reduction in nonperforming loan levels based on increased collection efforts, unless local economic conditions deteriorate, thus reducing the ability of borrowers to repay loans on a timely basis.

The following table sets forth information concerning nonperforming assets and contractually past due loans at September 30, 1995, and December 31, 1994. The table includes all credits classified by regulatory agencies. Also included are all material credits that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.


DISTRIBUTION OF NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            1995             1994
______________________________________________________________________________________
Nonaccrual loans:
Commercial, financial and others.............................. $  136           $   45
Real estate:
  Construction................................................
  Mortgage....................................................  1,115            1,352
Consumer, net.................................................
                                                               ______           ______
    Total nonaccrual loans....................................  1,251            1,397
                                                               ______           ______

Loans past due 90 days or more:
Commercial, financial and others..............................    341               33
Real estate:
  Construction................................................
  Mortgage....................................................  1,502            1,194
Consumer, net.................................................    152              197
                                                               ______           ______
    Total loans past due 90 days or more......................  1,995            1,424
                                                               ______           ______
Restructured loans............................................    277              236
                                                               ______           ______
    Total nonperforming loans.................................  3,523            3,057
Other real estate.............................................     94              226
                                                               ______           ______
    Total nonperforming assets................................ $3,617           $3,283
                                                               ======           ======
Ratios:
Nonperforming assets as a percentage of loans, net............   1.87%            1.69%
Loans past due 90 days or more as a percentage of loans, net..   1.03%            0.73%

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loans, or portfolios of loans, determined to be uncollectible are charged against the allowance account with any subsequent recoveries being credited to the account. Management believes the current level of the account to be adequate to absorb potential credit losses. While historical loss experience provides a reasonable base in assessing the adequacy of the allowance account, management considers several other relevant factors likely to cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. Changes in lending policies and procedures, economic conditions, nature and volume of the loan portfolio, loan review system, volumes of classified and past due loans, loan concentrations, borrowers' financial status and collateral values are some of the factors taken into consideration in assessing reserve adequacy. Additionally, various regulatory agencies, as an integral part of their routine annual examination process, review the Company's allowance for loan losses. Based on judgements made from information provided at the time of their examination, these agencies may require additions be made to the allowance account.

In general, the allowance for loan losses is available to absorb losses throughout the loan portfolio, although in some instances allocation is made for specific loans or groups of loans. Accordingly, the following table attempts to allocate this reserve among the major categories. However, it should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allocation indicates future charge-off trends:

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                       SEPTEMBER 30,                DECEMBER 31,
                                           1995                        1994
                                   _______________________    ________________________
                                                % OF LOANS                  % OF LOANS
                                              FOR CATEGORY                FOR CATEGORY
                                   AMOUNT   TO TOTAL LOANS    AMOUNT    TO TOTAL LOANS
______________________________________________________________________________________
Commercial, financial and others.. $1,303            11.88%   $1,188             15.13%
Real estate:
  Construction....................                    0.78                        1.42
  Mortgage........................  1,384            77.60     1,251             71.15
Consumer, net.....................  1,127             9.74     1,137             12.30
                                   ______           ______    ______            ______
    Total......................... $3,814           100.00%   $3,576            100.00%
                                   ======           ======    ======            ======

The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for the nine months ended September 30, 1995:


QUARTERLY RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                          SEPTEMBER 30,
                                                                                  1995
_______________________________________________________________________________________
Allowance for loan losses at beginning of period................................ $3,576
Loans charged-off:
Commercial, financial and others................................................    136
Real estate:
  Construction..................................................................
  Mortgage......................................................................    147
Consumer, net...................................................................     52
                                                                                 ______
    Total.......................................................................    335
                                                                                 ______

Loans recovered:
Commercial, financial and others................................................     77
Real estate:
  Construction..................................................................
  Mortgage......................................................................     79
Consumer, net...................................................................     57
                                                                                 ______
    Total.......................................................................    213
                                                                                 ______
Net loans charged-off...........................................................    122
                                                                                 ______
Provision for loan losses.......................................................    360
                                                                                 ______
Allowance for loan losses at end of period...................................... $3,814
                                                                                 ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding..............   0.07%
Allowance for loan losses as a percentage of period end loans...................   1.99%


The Company analyzes the adequacy of its allowance for loan losses account quarterly in conjunction with its internal loan review and classified asset identification system. The allowance account at September 30, 1995, was $3,814 or 1.99 percent of total loans as compared to $3,824 or 1.97 percent of total loans at June 30, 1995. For the nine months ended September 30, 1995, this figure increased $238 or 6.7 percent from $3,576 at December 31, 1994. Improved success rates in loan collections coupled with making monthly provisions to the allowance account provided the greatest influences to this increase. The Company analyzes the reasonableness of its allowance for loan losses through utilizing the federal banking agency analytical tool that compares such account against the sum of specified percentages, based on industry averages, applied to certain loan classifications. Based on the results of this regulatory calculation, management considered its loan loss account to be adequate to absorb potential losses.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine what portion, if any, should be charged against the allowance for loan losses account. Loan charge-offs exceeded recoveries by $122 during the nine month period ended September 30, 1995.

The allowance account covered 108.3 percent of nonperforming loans at September 30, 1995. Such level represents an increase from the 102.1 percent at June 30, 1995.

DEPOSITS:

Total deposits increased $8.0 million from $316.2 million at December 31, 1994, to $324.2 million at September 30, 1995. Average deposits totaled $316.6 million for the nine months ended September 30, 1995, compared to $307.2 million for the same period of 1994. For the quarter ended September 30, 1995, the Company experienced an increase in total deposits of $3.6 million from $320.6 million at June 30, 1995. Such increase resulted primarily from an increase of $4.4 million in retail time deposits with stated maturities of two years. The average cost of deposits increased from 4.2 percent at September 30, 1994, to
4.8 percent at September 30, 1995. Such increase came as the result of increased costs of time deposits. Competitive pricing and offering a new certificate of deposit product during the second quarter of 1995 were the main factors for the increased costs. The introduction of this new product helped to eliminate the Company's reliance on short-term borrowings. Due to the Company's improved liquidity position, it was management's decision to discontinue offering such product and become less aggressive in competing for funds at the end of the third quarter of 1995.

The following table sets forth the average amount of and the rate paid on the major classifications of deposits for the nine months ended September 30, 1995, and September 30, 1994:

DEPOSIT DISTRIBUTION
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                    1995                   1994
                                              _________________      _________________
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
                                              _______   _______      _______   _______
Interest-bearing:
Money market accounts....................... $ 22,342      3.52%    $ 23,432      3.18%
NOW accounts................................   15,445      1.97       15,111      1.96
Savings accounts............................   72,617      3.27       83,582      3.10
Time deposits less than $100................  152,745      5.70      138,895      4.89
Time deposits $100 or more..................   29,785      5.99       24,607      6.22
                                             ________               ________
  Total interest-bearing....................  292,934      4.76%     285,627      4.18%
Noninterest-bearing.........................   23,666                 21,529
                                             ________               ________
  Total deposits............................ $316,600               $307,156
                                             ========               ========

Average volumes on noninterest-bearing deposits at September 30, 1995, increased
$2.1 million compared to 1994 levels.   Average volumes of noninterest-bearing
deposits as a percentage of average assets improved from 6.2 percent at September 30, 1994, to 6.5 percent at September 30, 1995. Despite such improvement over 1994 levels, such volumes as a percentage of average assets still lag behind the local peer group average of 12.9 percent, which effectively increases the Company's cost of funds.

Volatile liabilities, time deposits in denominations of $100 or more, declined slightly from $29.5 million at June 30, 1995, to $28.1 million at September 30, 1995. Such decline came as management chose not to make an aggressive effort to obtain these deposits based on their higher cost and improvements in the Company's liquidity position. The following table sets forth maturities of time deposits of $100 or more for September 30, 1995, and December 31, 1994:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1995            1994
                                                           ____________    ____________
Within three months.........................................     $ 8,159        $ 7,861
After three months but within six months....................       7,889          4,200
After six months but within twelve months...................       2,716         10,740
After twelve months.........................................       9,342          7,410
                                                                 _______        _______
  Total.....................................................     $28,106        $30,211
                                                                 =======        =======

INTEREST RATE SENSITIVITY:

Interest rate sensitivity management attempts to limit, and to the extent possible, control the effects interest rate fluctuations have on net interest income. The responsibility of such management has been delegated to the Asset Liability Management Committee ("ALCO"). Specifically, ALCO utilizes several computerized modeling techniques to monitor and attempt to control influences market changes have on the Company's rate sensitive assets and liabilities. One such technique utilizes a static gap report, which attempts to measure the Company's interest rate exposure by calculating the net amount of rate sensitive assets ("RSA") and rate sensitive liabilities ("RSL") that reprice within specific time intervals. A positive gap, indicated by a RSA/RSL ratio greater than 1.0, means that earnings will be affected favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

The following table sets forth the Company's interest rate sensitivity gap position. The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Variable rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows assuming no change in the current interest rate environment.

INTEREST RATE SENSITIVITY
                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
SEPTEMBER 30, 1995              THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
_____________________________________________________________________________________________________________
Rate sensitive assets:
Investment securities.............. $ 51,839           $ 13,279         $ 32,069         $ 35,727    $132,914
Loans, net of unearned income......   51,862             17,076           54,040           70,018     192,996
Interest-bearing balances..........       35                 90                                           125
Federal funds sold.................   18,500                                                           18,500
                                    ________           ________         ________         ________    ________
  Total............................ $122,236           $ 30,445         $ 86,109         $105,745    $344,535
                                    ========           ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts..............                    $ 21,430                                      $ 21,430
NOW accounts.......................                      15,814                                        15,814
Savings accounts................... $    287                            $ 69,869                       70,156
Time deposits less than $100.......   49,932             48,623           66,071         $     15     164,641
Time deposits $100 or more.........   11,192              9,172            7,742                       28,106
Other borrowings...................                       3,000            2,000               48       5,048
                                    ________           ________         ________         ________    ________
  Total............................ $ 61,411           $ 98,039         $145,682         $     63    $305,195
                                    ========           ========         ========         ========    ========

Rate sensitivity gap:
  Period........................... $ 60,825           $(67,594)        $(59,573)        $105,682
  Cumulative....................... $ 60,825           $ (6,769)        $(66,342)        $ 39,340    $ 39,340

RSA/RSL ratio:
  Period...........................     1.99               0.31             0.59         1,678.49
  Cumulative.......................     1.99               0.96             0.78             1.13        1.13

Management has effectively mitigated the Company's exposure to changing interest rates as represented by a matched ratio of interest sensitive assets to interest sensitive liability repricing within one year of 1.0. Based upon the guidelines set forth in the Company's Asset and Liability Management Policy, this ratio falls within the 0.7 and the 1.3 deemed by management to be acceptable. Such improvement was influenced by the Company's disposal of long-term mortgage backed investments. The disposal of such investments combined with long term deposit acquisitions created excess funds that were used to purchase short-term U.S. Treasury securities and federal funds for the third quarter of 1995. The three month ratio declined from 4.92 at June 30, 1995 to 1.99 at September 30, 1995.

Based on the static gap model at September 30, 1995, the Company appears to be properly positioned in the near term to benefit should interest rates rise. However, management is aware that an occurrence of fluctuating interest rates may cause depositors to shift funds from transaction accounts to retail time deposits thus increasing fund costs. Such shift would neutralize some of the positive influence of floating rate loans and investments.

Although understanding the Company's gap position is important in determining interest rate exposure, an interest rate sensitivity table does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes will not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the table presents a one day position; variations occur daily as the Company adjusts its interest sensitivity throughout the year. Finally, in creating such a table assumptions must be made. For example, the conservative nature of the Company's Asset and Liability Management Policy assigns money market and NOW accounts to the due within twelve months pricing interval. In reality, these items may reprice less frequently and in different magnitudes than changes in general interest rate levels.

As a result of the gap report's failure to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. Such model creates proforma net interest income scenarios under various interest rate assumptions ("shocks"). Model results from September 30, 1995, indicate a departure from the expected results of the static gap model. A decline in net interest income of 13.9 percent is expected should interest rates rise 100 basis points. Conversely, a similar decline in interest rates would result in a 13.9 percent increase in net interest income.

Inflation impacts financial institutions differently than it does commercial and industrial companies that have significant investments in fixed assets and inventories. Most of the Company's assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to measure precisely the impact of inflation on the Company, however management believes that its exposure to interest rate changes has been limited through asset/liability management.

LIQUIDITY:

In accordance with the requirement of the MOU with the Reserve Bank, the Company developed a liquidity plan during the third quarter of 1995. Such plan was submitted to the Reserve Bank on August 21, 1995, and was deemed acceptable on September 21, 1995. The mission of the liquidity plan is to ensure the Company has the ability to generate cash at a reasonable cost in order to satisfy commitments to borrowers as well as to meet the demands of depositors and debtholders. Principal sources of liquidity are found in core deposits and loan and investment payments and prepayments. Management considers the Company's available for sale portfolio as a secondary source of liquidity. As a final source of liquidity, the Company has the ability to exercise existing credit arrangements. As specified in the Company's Asset and Liability Management Policy, such borrowings will only be used on a contingency basis. The reliance on these borrowings to fund temporary deficiencies is limited to a maximum of five consecutive business days before management is required to take appropriate action to remedy the shortfall through normal operations.

The plan consisted of an assessment of the Company's current liquidity position and included determining appropriate standards for the volume, mix price and maturity of loans, investments and deposits. In addition, management was to ascertain the appropriate level of short-term assets required to fund normal day to day operations and to ensure the Company's ability to meet off-balance sheet commitments and unanticipated deposit withdrawals. The plan developed control and monitoring procedures for evaluating the Company's daily liquidity positions. Finally, the plan introduced strategies to assure future liquidity.

Management took steps in implementing such strategies by receiving unanimous approval on September 27, 1995, from the Board of Directors to reconstitute the entire investment portfolio. Such action will significantly improve the liquidity of the Company by eliminating certain securities having long average lives that exhibit high degrees of market price volatility and those securities that are exposed to extension risk. The reconstituted portfolio will consist of securities that are of significantly higher quality with lower average lives and that demonstrate more stable cash flows. This type of portfolio will assure the Company of a secondary source of liquidity without incurring material losses in market value even in an aggressively increasing interest rate environment.
Other strategies outlined in the plan, which the Company considers proprietary in nature, included the maintenance of a minimum net federal funds sold cushion, a capital contingency strategy and enhanced strategies on loan and deposit pricing.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash and due from banks and federal funds sold, increased $19.3 million during the first nine months of 1995. Net cash provided by operating activities totaled $4.0 million primarily due to the change in deferred income taxes and the adjustment of securities losses to net income. Net cash provided by investing activities amounted to $23.7 million at September 30, 1995. Such increase was primarily a result of recording sales of $27.6 million in high-risk CMOs and structured notes for the nine months ended September 30, 1995. Net cash used in financing activities aggregated $8.4 million for the first nine months of 1995. The decrease came as a result of the Company reducing its short-term borrowings by $16.0 million for the first nine months of 1995 offset partially by a net increase in deposits of $8.0 million for the same period as management implemented competitive product pricing and new and enhanced product offerings.

CAPITAL ADEQUACY:

As aforementioned, the Company and the Reserve Bank entered into an MOU. Under the MOU, the Company is required to include in its regulatory calculations any unrealized holding gains or losses on available for sale securities and unrealized holding gains or losses on any high-risk CMOs or structured notes that are classified as held to maturity. Financial institutions not under a written directive can exclude such gains and losses from regulatory capital calculations based on an amendment made on December 31, 1994, by the Reserve Bank in the risk-based capital guidelines. Based on the calculations under the MOU, the Company's stockholders' equity improved $4.4 million during the first nine months of 1995. Such increase was primarily attributable to a recovery of the net unrealized loss on available for sale securities. The Company reported an unrealized holding loss adjustment of $5,632 on available for sale securities and high-risk CMOs and structured notes held to maturity securities at December 31, 1994, as compared to a $136 unrealized holding gain adjustment at September 30, 1995.

The Company significantly exceeded all the relevant regulatory capital measurements at September 30, 1995, and would have been considered "well capitalized" if not under the MOU directive. Under the Federal Deposit Insurance Corporation ("FDIC") Improvement Act of 1991, regulatory agencies define institutions not under a written agreement as "well capitalized" if they exceed the following: Tier I risk-based ratio of 6.0 percent, Total risk-based ratio of 10.0 percent and Leverage ratio, defined as Tier I capital to total average assets less goodwill, of 5.0 percent. Management has made improvements toward eliminating risk exposure in the investment portfolio that may adversely affect the value of stockholders' investment in the Company. In order to determine the effects of a rise in interest rates on capital measurements, the Company calculated its capital ratios using an immediate parallel shift in the yield curve of 300 basis points.

The results of such calculations show that the Company will maintain well capitalized ratios should such rate increases occur. At September 30, 1995, the Tier I risk-based, Total risk-based and Leverage ratios would have been
12.0 percent, 13.3 percent and 6.0 percent, respectively.

The following table sets forth the risk-adjusted core and total capital calculations at September 30, 1995, and December 31, 1994. For comparative purposes the ratios for December 31, 1994, have been adjusted to include the net unrealized holding loss on available for sale securities of $4,688 and the net unrealized holding loss on held to maturity high-risk CMOs and structured notes of $944 pursuant to the guidance in the MOU:

RISK-ADJUSTED CAPITAL
                                                                                  SEPTEMBER 30, DECEMBER 31,
                                                                                       1995         1994
____________________________________________________________________________________________________________
Tier I capital........................................................................ $ 24,640     $ 19,207
Tier II capital.......................................................................    2,269        3,338
                                                                                       ________     ________
  Total capital....................................................................... $ 26,909     $ 22,545
                                                                                       ========     ========

Risk-adjusted assets.................................................................. $175,157     $175,093
Risk-adjusted off-balance sheet items................................................. $  4,849     $  4,632

Tier I capital as a percentage of risk-adjusted assets and off-balance sheet items....     13.7%        10.7%

Total of Tier I and Tier II capital as a percentage of risk-adjusted assets...........     14.9         12.5

Tier I capital as a percentage of average total assets less goodwill..................      6.8%         5.5%

REVIEW OF FINANCIAL PERFORMANCE:

The Company reported a net loss of $769 or $1.05 per share for the first nine months of 1995 compared to net income of $2,440 or $3.33 per share for the comparable period of 1994. Such decrease was attributable to reporting net losses of $4,393 on available for sale securities for the nine months ended September 30, 1995, compared to net losses of $178 for the same period of 1994. Greater levels of noninterest expenses and lower volumes of net interest income also affected the earnings reduction. For the quarter ended September 30, 1995, a net loss of $511 or $0.70 per share was reported as compared to net income of $790 or $1.08 per share for the same period of 1994. Such reduction can be explained by the same reasons given for the year to date decline.

NET INTEREST INCOME:

The Company's largest source of operating income is derived from net interest income. The definition of net interest income is the amount of interest and fees on loans and other investments in excess of interest expenses incurred on deposits and other funding sources used to support such assets. Net interest margin is defined as the percentage of net interest income on a tax equivalent basis in relation to average earning assets. The primary influences on net interest income are volume and rate changes to earning assets and interest-bearing liabilities in response to changes in the general market rates. Other factors influencing the level of net interest income include the composition of earning assets and interest-bearing liabilities as well as nonperforming asset levels.

Net interest income on a tax equivalent basis showed a slight decline from $9,586 at September 30, 1994, to $9,180 at September 30, 1995, a 4.3 percent decrease. Such reduction resulted from a decline in the Company's net interest margin offset partially by growth in earning assets exceeding that of interest-bearing liabilities. For the first nine months of 1995, the Company's net interest margin was 3.47 percent as compared to 3.79 percent for the comparable period of 1994. Such decline resulted from earning asset yields rising at a slower pace than cost of funds. Earning asset yields increased from
7.5 percent to 7.8 percent while fund costs rose from 4.2 percent to 4.9 percent over the comparable periods of 1994 and 1995, respectively. The cost of funds increase resulted from aggressive deposit product pricing in light of prior liquidity strains. These factors created a negative rate variance of $641. Partially offsetting the negative rate variance was a positive volume variance of $235. Average earning assets increased $14.9 million to $353.2 million while interest-bearing liabilities grew $10.6 million to $311.3 million. Increased levels of federal funds sold and taxable loans offset by a greater level of time deposits provided the major components in such variance.

For the quarter ended September 30, 1995, net interest income on a tax equivalent basis decreased $166 compared to the same period of 1994. This negative variance occurred for similar reasons as those given for the nine month period. A reduced net interest margin caused by earning asset yields rising at a slower pace than costs of funds offset partially by higher volumes of earning assets with respect to interest-bearing liabilities provided the foundation for the reduction over the comparable three month periods of September 30, 1995, and September 30, 1994, respectively.

Management analyzes interest income and interest expense through the segregation of rate and volume components of earning assets and interest-bearing liabilities. The following table illustrates the impact of changes in volumes of earning assets and interest-bearing liabilities coupled with changes in the interest rate environment. Nonaccrual loans are included in average earning assets. Investment securities and loans have been adjusted to a tax equivalent basis using a 34.0 percent tax rate. The net change attributable to the combined impact of rate and volume has been proportionately allocated between the change due to rate and the change due to volume.

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                         THREE MONHTS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                            1995 vs. 1994            1995 vs. 1994
                                        _____________________    _____________________
                                         Increase (decrease)      Increase (decrease)
                                           attributable to          attributable to
                                        _____________________    _____________________
                                        Total                    Total
                                        Change   Rate  Volume    Change    Rate Volume
                                        ______   ____  ______    ______    ____ ______
Interest income:
Loans:
  Taxable............................... $ 323  $ 248   $  75    $1,015  $  418  $ 597
  Tax-exempt............................           44     (44)       90     (15)   105
Investments:
  Taxable...............................  (353)   105    (458)       84     284   (200)
  Tax-exempt............................   (16)    (1)    (15)       (6)     (4)    (2)
Interest-bearing deposits with banks....    (3)    (2)     (1)       (7)     (1)    (6)
Federal funds sold......................   324      2     322       319       3    316
                                         _____  _____   _____    ______  ______  _____
    Total interest income...............   275    396    (121)    1,495     685    810
                                         _____  _____   _____    ______  ______  _____
Interest expense:
Money market accounts...................   (29)   (11)    (18)       31      70    (39)
NOW accounts............................     4              4         6       1      5
Savings accounts........................   (86)   128    (214)     (162)    153   (315)
Time deposits less than $100............   633    347     286     1,431     893    538
Time deposits $100 or more..............    69     47      22       191     (68)   259
Short-term borrowings...................  (202)          (202)      365     239    126
Long-term debt..........................    20     20                39      38      1
                                         _____  _____   _____    ______  ______  _____
    Total interest expense..............   409    531    (122)    1,901   1,326    575
                                         _____  _____   _____    ______  ______  _____
    Net interest income................. $(134) $(135)  $   1    $ (406) $ (641) $ 235
                                         =====  =====   =====    ======  ======  =====

The following table sets forth a summary of net interest income for major categories of earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME

                                                    SEPTEMBER 30, 1995              SEPTEMBER 30, 1994
                                                ___________________________     ___________________________
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                _______  _______   ________     _______  ________  ________
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $191,920   $12,715      8.86%   $182,762   $11,700      8.56%
  Tax-exempt..................................    5,100       285      7.47       3,328       195      7.83
Investments:
  Taxable.....................................  127,884     5,797      6.06     131,255     5,713      5.82
  Tax-exempt..................................   20,539     1,356      8.83      20,595     1,362      8.84
Interest-bearing deposits with banks..........      175        10      7.64         278        17      8.18
Federal funds sold............................    7,601       323      5.68         147         4      3.64
                                               ________   _______              ________   _______
    Total earning assets......................  353,219    20,486      7.75%    338,365    18,991      7.50%
Less:  allowance for loan losses..............    3,798                           3,472
Other assets..................................   12,669                          11,396
                                               ________                        ________
    Total assets.............................. $362,090                        $346,289
                                               ========                        ========



LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 22,342       589      3.52%   $ 23,432       558      3.18%
NOW accounts..................................   15,445       227      1.97      15,111       221      1.96
Savings accounts..............................   72,617     1,777      3.27      83,582     1,939      3.10
Time deposits less than $100..................  152,745     6,516      5.70     138,895     5,085      4.89
Time deposits $100 or more....................   29,785     1,335      5.99      24,607     1,144      6.22
Short-term borrowings.........................   13,340       677      6.79      10,065       312      4.20
Long-term debt................................    5,049       185      4.90       5,000       146      3.80
                                               ________   _______              ________   _______
    Total interest-bearing liabilities........  311,323    11,306      4.86%    300,692     9,405      4.18%
Noninterest-bearing deposits..................   23,666                          21,529
Other liabilities.............................      723                           1,315
Stockholders' equity..........................   26,378                          22,753
                                               ________   _______              ________   _______
    Total liabilities and Stockholders' equity $362,090    11,306              $346,289     9,405
                                               ========   _______              ========   _______
    Net interest/income spread................            $ 9,180      2.89%              $ 9,586      3.32%
                                                          =======                         =======
    Net interest margin.......................                         3.47%                           3.79%
Tax equivalent adjustments:
Loans.........................................            $    97                         $    66
Investments...................................                461                             463
                                                          _______                         _______
    Total adjustments.........................            $   558                         $   529
                                                          =======                         =======


















Note:     Average balance was calculated using average daily balances and includes nonaccrual loans.  Available for sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding loss of
          $1,733 at September 30, 1995, and $730 at September 30, 1994, included in other assets.  Tax equivalent adjustment was calculated using the prevailing statutory rate of 34.0 percent.

PROVISION FOR LOAN LOSSES:

The Company's provision for loan losses was $360 for the nine months ended September 30, 1995, a decrease of $270 compared to the same period of 1994. This reduction came in response to recording a lower amount of net charge- offs in 1995 compared to 1994. The reduced level of net charge-offs combined with additions from monthly provisions strengthened the Company's allowance for loan losses as a percentage of period end loans from 1.84 percent at December 31, 1994, to 1.99 percent at September 30, 1995. For the quarter ended September 30, 1995, the provision totaled $75 compared to $210 for the same period of 1994. Management will continue to monitor its asset quality making corresponding monthly provisions to build the allowance account as a guard against any unforeseen losses caused by economic uncertainties.

NONINTEREST INCOME:

Noninterest income showed a substantial decline from $663 for the first nine months of 1994 to a loss of $3,508 for the same period of 1995. The majority of the decrease resulted from recognizing securities losses of $4,393 during the first nine months of 1995 compared to losses totaling $118 for the same period of 1994. Partially offsetting the loss were increases in service charges, fees and commissions. Service charges, fees and commissions rose $44 or 5.2 percent from September 30, 1994, to September 30, 1995. Such increase was primarily attributable to fees recognized during the first six months of 1995 from forfeitures on certificates of deposit as customers took advantage of higher yields offered on longer term instruments. For the quarter ended September 30, 1995, noninterest income showed a loss of $2,237 compared to income of $230 for the same period of 1994. Such marked reduction resulted from net losses on investments equaling $2,508 being recorded for the third quarter of 1995 as opposed to losses of $64 being recorded for the same period of 1994.

NONINTEREST EXPENSE:

For the nine months ended September 30, 1995, noninterest expense totaled $6,434, an increase of $518 or 8.8 percent compared to the same period last year. Despite this increase the Company's net overhead to average assets ratios at September 30, 1995, and September 30, 1994, remained constant at 2.0 percent. Such ratio continues to outperform the 2.5 percent of the Company's peer group. Productivity is also measured by the operating efficiency ratio. Such ratio is defined as noninterest expense excluding other real estate expense as a percentage of net interest income and noninterest income less nonrecurring gains and losses. The Company's 1995 operating ratio for the first nine months of 1995 was 67.3 percent compared to a 59.1 ratio for the same period 1994.

Salaries and benefits represented 50.0 percent of noninterest expenses for the first nine months of 1995 and amounted to $3,219, a $349 or 12.2 percent increase over the same period 1994. The majority of such increase was attributable to the Company's Board of Directors exercising its termination option of the President and Chief Executive Officer's written employment agreement during the second quarter of 1995.

Net occupancy and equipment expenses totaled $912 for the first nine months of 1995 representing a slight decrease compared to the same period 1994. Such decrease is attributable to reduced costs associated with the maintenance of bank facilities offset partially by greater costs related to the maintenance of equipment used in normal bank operations.

Other expenses amounted to $2,303 for the first nine months of 1995, a $177 or
8.3 percent increase over the same period 1994. Increased legal and consulting services accounted for the majority of such increase. Legal and consulting services are expected to remain at an elevated level as a direct result of the Company's compliance with the MOU.

Effective August 8, 1995, the FDIC's Board of Directors put into effect its proposal to lower bank deposit insurance premiums. This reduction came in response to the recapitalization of the Bank Insurance Fund during the second quarter of 1995. Under such plan, rates ranging from 4 to 31 cents per every one hundred dollars of insured deposits will be assessed dependent upon risk characteristics of each institution. Based upon an evaluation of its risk characteristics, the Company's insurance rate has been reassessed from 26 cents per one hundred dollars of deposits to 7 cents per one hundred dollars of deposits.

The Company experienced a $79 decrease in noninterest expenses for the comparable third quarters of 1995 and 1994. The majority of such decline can be attributed to the Company's FDIC premium reassessment that went into effect retroactive to the second quarter of 1995.

The following table sets forth the major components of noninterest expenses for the three months and nine months ended September 30, 1995 and 1994:

NONINTEREST EXPENSES
                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
_______________________________________________________________________________________
                                                  1995       1994        1995      1994
SALARIES AND EMPLOYEE BENEFITS:
Salaries and payroll taxes..................... $  803     $  796      $2,644    $2,249
Employee benefits..............................    195        202         575       621
                                                ______     ______      ______    ______
  Salaries and employee benefits...............    998        998       3,219     2,870
                                                ______     ______      ______    ______

NET OCCUPANCY AND EQUIPMENT EXPENSES:
Net occupancy..................................    167        202         515       587
Equipment expense..............................    137        122         397       333
                                                ______     ______      ______    ______
  Net occupancy and equipment expenses.........    304        324         912       920
                                                ______     ______      ______    ______

OTHER EXPENSES:
Marketing expense..............................     90         58         195       150
Other taxes....................................     50         48         155       144
Stationery and supplies........................     84         75         203       209
Contractual services...........................    158        189         655       490
Insurance including FDIC assessment............    154        199         546       536
Other..........................................    146        172         549       597
                                                ______     ______      ______    ______
  Other expenses...............................    682        741       2,303     2,126
                                                ______     ______      ______    ______
    Total expenses............................. $1,984     $2,063      $6,434    $5,916
                                                ======     ======      ======    ======

INCOME TAXES:

The Company recorded a provision for income tax benefit of $889 and $911 for the three and nine month periods ending September 30, 1995, respectively, compared to a provision for income tax expense of $224 and $734 for the comparable 1994 periods. The income tax benefits arose due to the net realized losses on the disposition of certain investment securities, which resulted in the Company recognizing a loss from operations before income taxes for the three and nine months ended September 30, 1995, respectively. The income tax benefits as a per cent of loss before income taxes are greater than the federal statutory rate due to the tax exempt revenue increasing the taxable loss for financial statement purposes.

The effective tax rates for the three and nine months ended September 30, 1994, were 25.2 percent and 28.4 percent, respectively. These rates were less than the federal statutory rate due to the tax exempt revenue being excluded from taxable income for financial statement purposes.

COMM BANCORP, INC.
OTHER INFORMATION

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          NONE

ITEM 2.   CHANGES IN SECURITIES
          NONE

ITEM 3.   DEFAULTS OF SENIOR SECURITIES
          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          At the Company's annual meeting of stockholders held on September 15, 1995, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, the following matters were voted upon by stockholders.

          1.   To fix the number of directors to be elected at ten (10);

          2. To elect ten (10) directors to serve for a one-year term and until their successors are duly elected and qualified;

          3.   To ratify the selection of Kronick Kalada Berdy & Co. of
               Kingston, Pennsylvania, Certified Public Accountants, as the independent auditors for the Company for the year ending
               December 31, 1995.

          All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

          Nominee                           For          Against
          __________________             _________      _________
          David L. Baker                  543,946         6,260
          Donald R. Edwards, Sr.          544,356         6,260
          William F. Farber, Sr.          542,446         6,260
          Judd B. Fitze                   538,896         6,260
          Michael T. Goskowski            544,796         5,820
          John P. Kameen                  544,796         5,820
          William B. Lopatofsky           544,796         5,820
          J. Robert McDonnell             544,796         5,820
          Joseph P. Moore, Jr.            543,416         6,060
          Eric Stephens                   544,596         6,020






          Matters numbers one and three were approved by stockholders at the meeting. The votes cast on each of those matters were as follows:

          Matter               For           Against
          _________         _________       _________
             1               563,268          86,954
             3               636,808          13,214


ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) NONE
          (b) NONE


                                   COMM BANCORP, INC.
                                      FORM 10-Q












                                   SIGNATURE PAGE
                                   ______________













Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.





                                       Registrant, Comm Bancorp, Inc.



Date November 10, 1995                 /s/ David L. Baker
     __________________________        ____________________________________
                                       David L. Baker
                                       Chief Executive Officer





Date November 10, 1995                 /s/ Scott A. Seasock
     __________________________        ____________________________________
                                       Scott A. Seasock
                                       Chief Financial Officer







