Form 10-K405
period 1995-12-31
COMM BANCORP INC
filed 1996-03-28
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1995
                          _________________
                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF      1934

For the transition period from____________ to________________________________
Commission file number          0-17455
                              ____________
                                  COMM BANCORP, INC.
                  (Exact name of registrant as specified in its charter)
_____________________________________________________________________________
PENNSYLVANIA                                                 23-2242292
________________________________________       ______________________________
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification Number)


521 MAIN STREET, FOREST CITY,  PA                            18421
________________________________________       ______________________________
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code           (717) 785-3181
                                                  ___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of each exchange on
                                                   which registered

NONE
_______________________________________           ___________________________
Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $1.00 PER SHARE
_____________________________________________________________________________
                                      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on closing sale price: $22,559,334 AT FEBRUARY 7, 1996.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 733,360 AT FEBRUARY 7, 1996.


                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1995, are incorporated by reference in Part II of this Annual Report.









                                   Page 1 of 161
                             Exhibit Index on Page 37
                                        INDEX


PART I                                                            PAGE

Item  1. Business.................................................  3

Item  2. Properties............................................... 19

Item  3. Legal Proceedings........................................ 20

Item  4. Submission of Matters to a Vote of Security Holders......  *


PART II

Item  5. Market for the Company's Common Equity and Related
         Stockholder Matters...................................... 21

Item  6. Selected Financial Data.................................. 23

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................... 23

Item  8. Financial Statements and Supplementary Data.............. 23

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................  *


PART III

Item 10. Directors and Executive Officers of the Company.......... 24

Item 11. Executive Compensation................................... 27

Item 12. Security Ownership of Certain Beneficial Owners and
         Management............................................... 31

Item 13. Certain Relationships and Related Transactions........... 33


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K................................................. 33

SIGNATURES........................................................ 35

EXHIBIT INDEX..................................................... 37



*Not Applicable


                                 COMM BANCORP, INC.
                                      FORM 10-K


PART I

ITEM 1.   BUSINESS

GENERAL

Comm Bancorp, Inc. ("Company"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Company was organized on May 20, 1983, and commenced operations on February 1, 1984, upon consummation of the acquisition of all of the outstanding stock of Community National Bank, Forest City, Pennsylvania (which has subsequently converted to a Pennsylvania state-chartered commercial bank and renamed Community Bank and Trust Company) ("Community Bank"). On January 20, 1993, the First National Bank of Nicholson ("FNB Nicholson"), Nicholson, Pennsylvania (which was acquired on December 30,
1988), was merged with and into Community Bank and FNB Nicholson ceased to exist as a separate legal entity. The branch facilities and related equipment formerly used by FNB Nicholson are being used by Community Bank. The Company's business has consisted primarily of managing and supervising Community Bank and its principal source of income has been dividends paid by Community Bank. At December 31, 1995, the Company had total consolidated assets, deposits and stockholders' equity of approximately $350.9 million, $317.1 million and $27.9 million, respectively.

Community Bank is a Pennsylvania state-chartered commercial bank and a member of the Federal Reserve System. Community Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Bank Insurance Fund ("BIF"). As of December 31, 1995, Community Bank had ten branch locations, including its main office in Forest City, Susquehanna County, Pennsylvania. Community Bank's branch offices are located in the Pennsylvania counties of Lackawanna, Susquehanna, Wayne and Wyoming.

SUPERVISION AND REGULATION - COMPANY

The Company is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and of state securities' law administrators for matters relating to the offering and sale of its securities. The Company is currently subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials in accordance with the Securities Exchange Act of 1934 ("Exchange Act").

The Company is also subject to the provisions of the Bank Holding Company Act of 1956 ("Bank Holding Company Act") as amended, and to supervision by the Federal Reserve Board. The Bank Holding Company Act will require the Company to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5.0 percent of the voting shares or substantially all of the assets of any institution, including another bank.
The Bank Holding Company Act prohibits acquisition by the Company or more than
5.0 percent of the voting shares of, or interest in, or substantially all of the assets of, any bank, unless such an acquisition has been specifically approved by the Federal Reserve Board.

A bank holding company is prohibited from engaging in, or acquiring direct or indirect control of, more than 5.0 percent of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

The Bank Holding Company Act also prohibits acquisitions of control of a bank holding company, such as the Company, without prior notice to the Federal Reserve Board. Control is defined for this purpose as the power, directly or indirectly, to influence the management or policies of a bank holding company or to vote 25.0 percent or 10.0 percent, if no other person or persons acting in concert, holds a greater percentage of the common stock or more of the Company's common stock.
The Company is required to file an annual report with the Federal Reserve
Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and its subsidiary. Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called "Anti-tie-in" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

PERMITTED NON-BANKING ACTIVITIES

The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking, or managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal non-banking activities that presently may be conducted by a bank holding company are:

1. Making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others, such as would be made by the following types of companies: consumer finance, credit card, mortgage, commercial finance and factoring.

2. Operating as an industrial bank, Morris Plan bank or industrial loan company in the manner authorized by state law so long as the institution does not accept demand deposits or make commercial loans.

3. Operating as a trust company in the manner authorized by federal or state law so long as the institution does not make certain types of loans or investments or accept deposits, except as may be permitted by the Federal Reserve Board.

4. Subject to certain limitations, acting as an investment or financial advisor to investment companies and other persons.

5. Leasing personal and real property or acting as agent, broker or advisor in leasing property, provided that it is reasonably anticipated that the transaction will compensate the lessor for not less than the lessor's full investment in the property and provided further that the lessor may rely on estimated residual values of up to 100.0 percent of the acquisition cost of the leased property.

6. Making equity and debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and development of low-income areas by providing housing, services or jobs for residents.

7. Providing to others financially oriented data processing or bookkeeping services.

8. Subject to certain limitations, acting as an insurance principal, agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit by the bank holding company system.

9. Owning, controlling or operating a savings association, if the savings association engages only in deposit taking activities, lending and other activities permissible for bank holding companies.

10.  Providing courier services of a limited character.

11. Subject to certain limitations, providing management consulting advice to nonaffiliated banks and non-bank depository institutions.

12. Selling money orders having a face value of $1.0 thousand or less, travelers' checks and United States savings bonds.

13. Performing appraisals of real estate and personal property, including securities.

14. Subject to certain limitations, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control and risk of such a real estate project to one or more investors.

15. Subject to certain limitations, providing full-service brokerage and financial advisory activities, and selling, solely as an agent or broker for customers, shares of investment companies advised by an affiliate of the bank holding company or providing investment advice to customers about the purchase and sale of shares of investment companies advised by an affiliate of the bank holding company.

16. Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions and other obligations such as bankers' acceptances and certificates of deposit.

17. Subject to certain limitations, providing by any means, general information and statistical forecasting with respect to foreign exchange markets; advisory services designed to assist customers in monitoring, evaluating and managing their foreign exchange exposures; and certain transactional services with respect to foreign exchange.

18. Subject to certain limitations, acting as a futures commission merchant in the execution and clearance on major commodity exchanges of futures contracts and options on futures contracts for bullion, foreign exchange, government securities, certificates of deposit and other money market instruments.

19. Subject to certain limitations, providing commodity trading and futures commission merchant advice, including counsel, publications, written analysis and reports.

20. Providing consumer financial counseling that involves educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments.

21. Providing tax planning and preparation advice such as strategies designed to minimize tax liabilities and includes, for individuals, analysis of the tax implications of retirement plans, estate planning and family trusts. For a corporation, tax planning includes the analysis of the tax implications of mergers and acquisitions, portfolio mix, specific investments, previous tax payments and year-end tax planning. Tax preparation involves the preparation of tax forms and advice concerning liability, based on records and receipts supplied by the client.

22.  Providing check guaranty services to subscribing merchants.

23.  Subject to certain limitations, operating a collection agency.

24. Operating a credit bureau that maintains files on the past credit history of consumers and providing such information to a lender that is considering a borrower's application for credit, provided that the credit bureau does not grant preferential treatment to an affiliated bank in the bank holding company system.

PENNSYLVANIA BANKING LAW

Under the Pennsylvania Banking Code of 1965 ("Code"), as amended, the Company is permitted to control an unlimited number of banks. However, the Company would be required, under the Bank Holding Company Act, to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than Community Bank, if, after such acquisition, it would own or control more than 5.0 percent of the voting shares of such bank.

INTERSTATE BANKING AND BRANCHING

On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"). The following discussion describes those provisions of the Interstate Banking Act that would pertain to the Company. It is not an exhaustive description of all provisions of the Interstate Banking Act.

In general, the Federal Reserve Board may approve an application by the Company to acquire control of, or acquire all or substantially all of the assets of, a bank located outside of the Commonwealth of Pennsylvania without regard to whether such acquisition is prohibited under the law of any state. The Federal Reserve Board may approve such application if it finds, among other things, that the Company is adequately capitalized and adequately managed. Moreover, the Federal Reserve Board may not approve such acquisition if the target bank has not been in existence for the minimum period of time, if any, required by such target bank's "host" state. The Federal Reserve Board may, however, approve the acquisition of the target bank that has been in existence for at least five years without regard to any longer minimum period of time required under the law of the "host" state of the target bank. The above provisions took effect on September 30, 1995.

Furthermore, the Interstate Banking Act provides that, beginning June 1, 1997, appropriate federal supervisory agencies may approve a merger of Community Bank with another bank located in a different state or the establishment by Community Bank of a new branch office either by acquisition or de novo, unless the Commonwealth of Pennsylvania enacts a law prior to June 1, 1997, allowing an interstate merger or expressly prohibiting merger with an out-of-state bank.
The Commonwealth of Pennsylvania has enacted a law to "opt-in" early to these interstate mergers.

Moreover, the Interstate Banking Act provides that Community Bank may establish and operate a de novo branch in any state that "opts-in" to de novo branching. A "denovo branch" is a branch office that is originally established as a branch and does not become a branch as a result of an acquisition or merger. The Commonwealth of Pennsylvania has enacted a law to "opt-in" early to de novo interstate branching.

On December 13, 1995, the Banking Commissioners of the states of Delaware, Maryland, Pennsylvania and Virginia executed a Cooperative Agreement that governs the manner in which state-chartered banks with branches in multiple states will be supervised. This Cooperative Agreement was necessitated by the Interstate Banking Act and was drafted to create a level playing field for state-chartered banks with respect to supervision and regulation of branch offices in a multiple state setting. Specifically, this agreement outlines general principles for determining whether home or host state law applies, including the following: (1) host state law applies to operational issues relating to a branch located in a host state, including antitrust, community reinvestment, consumer protection, usury and fair lending laws; (2) the state law of the home state will apply to corporate structure issues, such as charter, by-laws, incorporation, liquidation, stockholders and directors, capital and investments; and (3) bank powers issues will be resolved with reference to both home and host state laws. As of the filing date of this report, the Company and Community Bank have no plans to engage in interstate banking or branching.

LEGISLATION AND REGULATORY CHANGES

From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company and Community Bank. Certain changes of potential significance to the Company that have been enacted or promulgated, as the case may be, by Congress or various regulatory agencies, respectively, are discussed below.

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989 ("FIRREA")

On August 9, 1989, major reform and financing legislation, i.e., FIRREA, was enacted into law in order to restructure the regulation of the thrift industry, to address the financial condition of the Federal Savings and Loan Insurance Corporation and to enhance the supervisory and enforcement powers of the federal bank and thrift regulatory agencies. The Federal Reserve Board, as the primary federal regulator of Community Bank, is responsible for supervision of Community Bank. The Federal Reserve Board and FDIC have far greater flexibility to impose supervisory agreements on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions include the imposition of a capital plan, termination of deposit insurance and removal or temporary suspension of an officer, director or other institution-affiliated party.

Under FIRREA, civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties of up to $5.0 thousand per day for any violation of law or regulation. A civil penalty of up to $25.0 thousand per day may be assessed if more than a minimal loss or a pattern of misconduct is involved. Finally, a civil penalty of up to $1.0 million per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1.0 million per violation, up to $5.0 million for continuing violations or for the actual amount of gain or loss. These monetary penalties may be combined with prison sentences for up to five years.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 ("FDICIA")

GENERAL

The FDICIA was enacted in December 1991 and reformed a variety of bank regulatory laws. Some of these reforms have a direct impact on Community Bank. Certain of these provisions are discussed below.

EXAMINATIONS AND AUDITS

Annual full-scope, on-site examinations are required for all FDIC-insured institutions with assets of $500.0 million or more. For bank holding companies with $500.0 million or more in assets, the independent accountants of such companies shall attest to the accuracy of management's report. Such accountants shall also monitor management's compliance with governing laws and regulations. Such companies are also required to select an independent audit committee, composed of outside directors who are independent of management, to review with management and the independent accountants the reports that must be submitted to the appropriate bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the FDIC and to the appropriate federal and state bank regulatory agencies.

PROMPT CORRECTIVE ACTION

In order to reduce losses to the deposit insurance funds, the FDICIA established a format to more closely monitor FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDICIA established five capital categories. They are: (1) well-capitalized; (2) adequately capitalized;
(3) undercapitalized; (4) significantly undercapitalized; and (5) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on depository institutions as they descend the capital categories from well- capitalized to critically undercapitalized.

The FDIC, the Office of the Comptroller of the Currency, the Federal Reserve Board and the Office of Thrift Supervision have jointly issued regulations relating to these capital categories and prompt corrective action. These capital measures for prompt corrective action are defined as follows:

A well-capitalized institution would be one that has a 10.0 percent or greater total risk-based capital ratio, a 6.0 percent or greater Tier I risk-based capital ratio, a 5.0 percent or greater Tier I Leverage capital ratio and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level.

An adequately capitalized institution would be one that meets the required minimum capital levels, but does not meet the definition of a well-capitalized institution. The existing capital rules generally require banks to maintain a Tier I Leverage capital ratio of at least 4.0 percent and an 8.0 percent or greater total risk-based capital ratio. Since the risk-based standards also require at least half of the total risk-based capital requirement to be in the form of Tier I capital, this also will mean that an institution would need to maintain at least a 4.0 percent Tier I risk-based capital ratio. Thus, an institution would need to meet each of the required minimum capital levels in order to be deemed adequately capitalized.

An undercapitalized institution would fail to meet one or more of the required minimum capital levels for an adequately capitalized institution. An undercapitalized institution must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from making acquisitions, opening new branches or engaging in new lines of business without the prior approval of its primary federal regulator. A number of other discretionary restrictions also may be imposed on a case-by-case basis, and more stringent restrictions that otherwise would apply to significantly undercapitalized institutions may be imposed on an undercapitalized institution that fails to file or implement an acceptable capital restoration plan.

A significantly undercapitalized institution would have a total risk-based capital ratio of less than 6.0 percent, a Tier I risk-based capital ratio of less than 3.0 percent or a Tier I Leverage capital ratio of less than 3.0 percent, as the case may be. Institutions in this category would be subject to all the restrictions that apply to undercapitalized institutions. Certain other mandatory prohibitions also would apply, such as restrictions against the ] payment of bonuses or raises to senior executive officers without the prior approval of the institution's primary federal regulator. A number of other restrictions may also be imposed.

A critically undercapitalized institution would be one with a tangible equity (Tier I capital) ratio of 2.0 percent or less. In addition to the same restrictions and prohibitions that apply to undercapitalized and significantly undercapitalized institutions, the FDIC's rule implementing this provision of the FDICIA also addresses certain other provisions for which the FDIC has been accorded responsibility as the insurer of depository institutions.

At a minimum, any institution that becomes critically undercapitalized is prohibited from taking the following actions without the prior written approval of its primary federal regulator: engaging in any material transactions other than in the usual course of business; extending credit for highly leveraged transactions; amending its charter or bylaws; making any material changes in accounting methods; engaging in certain transactions with affiliates; paying excessive compensation or bonuses; and paying interest on liabilities exceeding the prevailing rates in the institution's market area. In addition, a critically undercapitalized institution is prohibited from paying interest or principal on its subordinated debt and is subject to being placed in conservatorship or receivership if its tangible equity capital level is not increased within certain mandated time frames.

At any time, an institution's primary federal regulator may reclassify it into a lower capital category. All institutions are prohibited from declaring any dividends, making any other capital distribution or paying a management fee if it would result in downward movement into any of the three undercapitalized categories. The FDICIA provides an exception to this requirement for stock redemptions that do not lower an institution's capital and would improve its financial condition, if the appropriate federal regulator has consulted with the FDIC and approved the redemption.

The regulation requires institutions to notify the FDIC following any material event that would cause such institution to be placed in a lower category. Additionally, the FDIC monitors capital levels through call reports and examination reports.

DEPOSIT INSURANCE

On January 1, 1994, the FDIC implemented the permanent Risk Related Premium System ("RRPS") with respect to the assessments and payments of deposit insurance premiums. Under the RRPS, the FDIC, on a semi-annual basis, will assign each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized, in each case as these terms are defined for purposes of prompt corrective action rules described above) and further assign such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0 percent or greater, a Tier I capital to risk-adjusted assets ratio of 6.0 percent or greater and a Tier I Leverage ratio of 5.0 percent or greater are assigned to the well- capitalized group.

Effective January 1, 1996, the FDIC Board of Directors has further reduced BIF premiums. Highly-rated institutions will pay only the statutory minimum of $2.0 thousand annually for FDIC insurance. The remaining institutions will pay on a scale ranging from 3 to 27 cents per every one hundred dollars of insured deposits, which is down from the scale in the latter half of 1995 of 4 to 31 cents. If such lower FDIC insurance premium rates were in effect for all of 1995, then Community Bank would have paid approximately $415 thousand less in such premiums based upon current deposit levels.

REAL ESTATE LENDING STANDARDS

Pursuant to the FDICIA, the Federal Reserve Board and other federal banking agencies adopted real estate lending guidelines that would set loan-to-value ("LTV") ratios for different types of real estate loans. An LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated or the purchase price, whichever is lower. If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio. In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal of the property.

BANK ENTERPRISE ACT OF 1991

Within the overall FDICIA is a separate subtitle called the Bank Enterprise
Act of 1991 ("ACT"). The purpose of the Act is to encourage banking institutions to establish "basic transaction services for consumers" or so-called "lifeline depository accounts." The FDIC assessment rate is reduced for all lifeline depository accounts. The Act establishes ten factors that are the minimum requirements to qualify as a lifeline depository account. Some of these factors relate to minimum opening and balance amounts, minimum number of monthly withdrawals, the absence of discriminatory practices against low-income individuals and minimum service charges and fees. Moreover, the Housing and Community Development Act of 1972 requires that the FDIC's risk-based assessment system include provisions regarding lifeline depository accounts. Assessment rates applicable to lifeline depository accounts are to be established by FDIC rule.

TRUTH IN SAVINGS ACT

FDICIA also contains the Truth in Savings Act ("TSA"). The Federal Reserve Board has adopted Regulation DD under the TSA. The purpose of the TSA is to require the clear and uniform disclosure of the rates of interest that are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. In addition to disclosures to be provided when a customer establishes a deposit account, the TSA requires the depository institution to include, in a clear and conspicuous manner, the following information with each periodic statement: (1) the annual percentage yield earned; (2) the amount of interest earned; (3) the amount of any fees and charges imposed; and (4) the number of days in the reporting period. The TSA allows for civil lawsuits to be initiated by customers if the depository institution violates any provision or regulation under the TSA.








REGULATORY CAPITAL REQUIREMENTS

The following table presents the Company's consolidated capital ratios at December 31, 1995:

                                                                                               (In Thousands)

Tier I capital...................................................................................... $ 24,845
Tier II capital..................................................................................... $  2,203
Total capital....................................................................................... $ 27,048

Adjusted total average assets....................................................................... $357,410
Total adjusted risk-weighted assets(1).............................................................. $174,578

Tier I risk-based capital ratio(2)..................................................................   14.23%
Required Tier I risk-based capital ratio............................................................    4.00%
Excess Tier I risk-based capital ratio..............................................................   10.23%

Total risk-based capital ratio(3)...................................................................   15.49%
Required total risk-based capital ratio.............................................................    8.00%
Excess total risk-based capital ratio...............................................................    7.49%

Tier I Leverage ratio(4)............................................................................    6.95%
Required Tier I Leverage ratio......................................................................    5.00%
Excess Tier I Leverage ratio........................................................................    1.95%

(1)           Includes off-balance sheet items at credit-equivalent values less intangible assets.
(2)           Tier I risk-based capital ratio is defined as the ratio of Tier I capital to total adjusted risk-weighted assets.
(3)           Total risk-based capital ratio is defined as the ratio of Tier I and Tier II capital to total adjusted risk-weighted assets.
(4)           Tier I Leverage ratio is defined as the ratio of Tier I capital to adjusted total average assets.  In accordance with the Memorandum of Understanding ("MOU"), the Company was required to maintain a Tier I Leverage ratio of no less than 5.0 percent after adjusting for market depreciation, net of applicable taxes, in securities classified as available for sale and those high-risk securities and structured notes classified as held to maturity.  At
              December 31, 1995, the Company classified all securities as available for sale, which had market appreciation, net of applicable income taxes, of $780.  Accordingly, such adjustment is not required to be included in the table.

The Company was required to implement, on January 1, 1994, Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For financial capital reporting purposes, SFAS No. 115 changed the composition of stockholders' equity in financial statements prepared in accordance with generally accepted accounting principles by including, as a separate component of equity, the amount of net unrealized holding gains or losses on debt and equity securities that are deemed to be available for sale.

Effective December 31, 1994, the Federal Reserve Board has issued a final rule with respect to the implementation of SFAS No. 115 for regulatory capital reporting purposes. Under this final rule, net unrealized holding losses on available for sale equity securities, but not debt securities, with readily determinable fair values will be included when calculating consolidated Tier I capital. All other unrealized holding gains and losses on available for sale securities will be excluded from consolidated Tier I capital.

The Company's ability to maintain the required levels of capital is substantially dependent upon the success of its capital and business plans, the impact of future economic events on loan customers, the ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses.

EFFECT OF GOVERNMENT MONETARY POLICIES

The earnings of the Company are, and will be, affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to curb inflation or combat a recession, among other things. The Federal Reserve Board has a major affect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulations of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

HISTORY AND BUSINESS - COMMUNITY BANK

Community Bank's legal headquarters is located at 521 Main Street, Forest City, Pennsylvania 18421. As of December 31, 1995, Community Bank had total assets of $347.1 million, total stockholders' equity of $24.8 million and total deposits and other liabilities of $322.3 million.

Community Bank is a community bank that seeks to provide personal attention and professional financial assistance to its customers. Community Bank is a locally managed and oriented financial institution established to serve the needs of individuals and small- and medium-sized businesses. Community Bank's business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently-applied credit policies.

Community Bank is a full-service commercial bank offering a range of commercial and retail banking services to its customers. These include personal and business checking and savings accounts, certificates of deposit and mortgage, home equity and commercial loans. In addition, Community Bank provides safe deposit boxes, travelers' checks, wire transfers of funds and certain personal, corporate and pension trust services. Community Bank is a member of the MAC system and provides customers with access to this automated teller machine network. Community Bank also makes credit cards available to its customers.
In addition, Community Bank has a trust department that provides traditional fiduciary services to its customers.

Community Bank solicits small- and medium-sized businesses located primarily within its market area that typically borrow less than $100 thousand. In the event that certain loan requests exceed Community Bank's lending limit to any one customer, Community Bank seeks to arrange such loans on a participation basis with other financial institutions.



MARKET AREA

Community Bank's primary market area comprises the counties of Lackawanna, Susquehanna, Wayne and Wyoming that are located in the Northeast corner of the Commonwealth of Pennsylvania. The largest municipality in this market area is the city of Scranton with a population of approximately 82 thousand inhabitants based upon 1990 census data. None of Community Bank's branches are within the city of Scranton. All of the branches are located well outside of Scranton in rural or small-town settings. See Item 2 hereof for a description of the location of each branch office.

Community Bank competes with twenty-one other commercial banks and two thrift institutions in its market area. In terms of assets and liabilities, Community Bank is smaller than its major competitors.

SUPERVISION AND REGULATION - COMMUNITY BANK

The operations of Community Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the Pennsylvania Department of Banking ("Department"), the Federal Reserve Board and the FDIC.

The primary federal supervisory authority that regularly examines Community Bank is the Federal Reserve Board. The Federal Reserve Board has the authority under the Financial Institutions Supervisory Act to prevent a state member bank from engaging in an unsafe or unsound practice in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business; the investments a bank may make; the reserves against deposits a bank must maintain; loans a bank makes and the collateral it takes; the activities of a bank with respect to mergers and consolidations; and the establishment of branches. All banks in Pennsylvania are permitted to maintain branch offices in any county of the state. Branches of state-chartered banks may be established only after approval by the Department. The Department is required to grant approval only if it finds that there is a need for banking services or facilities such as are contemplated by the proposed branch. The Department may disapprove the application if the bank does not have the capital and surplus deemed necessary by the Department.

Multi-bank holding companies are permitted in Pennsylvania within certain limitations. See sections entitled "Pennsylvania Banking Law" and "Interstate Banking and Branching."

A subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal stockholders of its parent holding company, among others, and to related interests of such principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal stockholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulations of, and restrictions on, the business of Community Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of Community Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, Community Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Under the Federal Deposit Insurance Act, the Federal Reserve Board possesses the power to prohibit institutions regulated by it (such as Community Bank) from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, the Financial Institutions and Interest Rate Control Act of 1987 ("FIRA") generally expands the circumstances under which officers or directors of a bank may be removed by the institution's federal regulator; restricts lending by a bank to its executive officers, directors, principal stockholders or related interests thereof; restricts management personnel of a bank from serving as directors or holding other management positions with certain depository institutions whose assets exceed a specified amount or that have an office within a specified geographic area: and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal regulator has been given 60 days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

Under the Bank Secrecy Act ("BSA"), Community Bank is required to report to the Internal Revenue Service currency transactions of more than $10 thousand or multiple transactions of which it is aware in any one day that aggregate in excess of $10 thousand. Civil and criminal penalties are provided under the BSA for failure to file a required report, failure to supply information required by the BSA or filing a false or fraudulent report.

The Garn-St. Germain Depository Institutions Act of 1982 ("1982 Act"), removes certain restrictions on the lending powers and liberalizes the depository abilities of Community Bank. The 1982 Act also amends FIRA (see above) by eliminating certain statutory limits on lending of a bank to its executive officers, directors, principal stockholders or related interests thereof, and by relaxing certain reporting requirements. However, the 1982 Act strengthened FIRA provisions respecting management interlocks and correspondent bank relationships by management personnel.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act of 1977 ("CRA"), as amended, and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. Until May 1995 a depository institution was evaluated for CRA compliance based upon 12 assessment factors.

The CRA regulations were completely revised as of May 4, 1995, to establish new performance-based standards for use in examining a depository institution's compliance with the CRA. The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. A small bank is defined as a depository institution that has total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets. Pursuant to the revised CRA regulations, a depository institution that qualifies as a small bank will be examined under a streamlined procedure that emphasizes lending activities. The streamlined examination procedures for a small bank became effective on January 1, 1996.

A large depository institution is one that does not meet the small bank definition above. A large depository institution can be evaluated under one of two tests: (1) a three-part test evaluating the institution's lending, service and investment performance; or (2) a "strategic plan" designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large depository institution must choose one of these options prior to July 1997, but may opt to be examined under one of these two options prior to that time. Effective January 1, 1996, a large depository institution that opts to be examined pursuant to a strategic plan may submit its strategic plan to the bank regulators for approval. In addition, the revised CRA regulations include separate rules regarding the manner in which "wholesale banks" and "limited purpose banks" will be evaluated for compliance.

The new CRA regulations will be phased in over a two-year period, beginning
July 1, 1995, with a final effective date of July 1, 1997. Until the applicable test is phased-in, institutions may be examined under the prior CRA regulations.

On December 27, 1995, the federal banking regulators issued a joint final rule containing technical amendments to the revised CRA regulations. Specifically, the recent technical amendments clarify the various effective dates in the revised CRA regulations, correct certain cross references and state that once an institution becomes subject to the requirements of the revised CRA regulations, it must comply with all aspects of the revised CRA regulations, regardless of the effective date of certain provisions. Similarly, once an institution is subject to the revised CRA regulations, the prior CRA regulations do not apply to that institution.

For the purposes of the revised CRA regulations, Community Bank is a small depository institution, based upon financial information as of December 31, 1995. In the future, Community Bank will be evaluated for CRA compliance using the streamlined procedures for a small bank. Under the 12 assessment factors contained in the prior CRA regulations, Community Bank received an "outstanding" rating in 1995. Community Bank expects to receive a rating under the revised CRA regulations that is consistent with its rating last year.

CONCENTRATION

The Company and Community Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers, the loss of any one or more of which would have a materially adverse effect on the financial condition of the Company or Community Bank.





































ITEM 2.       PROPERTIES

The Company owns no property other than through Community Bank as follows:

                                Type of     Approximate
Property      Location          Ownership   Square Footage  Use
________      ________          _________   ______________  ___

      1       521 Main Street   Owned                7,100   Banking services.
              Forest City, PA

      2       528 Main Street   Leased               4,250   Administrative
              Forest City, PA                                offices.

      3       347 Main Street   Owned                5,500   Banking services.
              Simpson, PA

      4       37 Dundaff Street Leased               4,300   Banking services.
                 Carbondale, PA

      5       Route 370         Leased                 900   Banking services.
              Lakewood, PA

      6       57 Main Street    Owned                6,000   Banking services.
              Nicholson, PA

      7       Route 6           Owned                3,500   Banking services.
              Tunkhannock, PA

      8       Route 106         Owned                1,300   Banking services.
              Clifford, PA

      9       61 Church Street  Owned                3,500   Banking services.
              Montrose, PA

     10       Route 29          Leased               2,175   Banking services.
              Eaton Township, PA

     11       Route 307         Leased               1,250   Banking services.
              Lake Winola, PA


The administrative offices, located at 528 Main Street, Forest City, have a property lease that expires in 1997 and contains an option that allows for an additional term of five years. The Carbondale property lease expires in 1998 and contains an option that allows Community Bank to purchase the property at fair market value or renew the lease for two additional terms of five years each. The Lakewood property lease expires in 1998 and contains an option to renew the lease for three additional terms of five years each. The Route 29 Eaton Township property lease and Lake Winola property lease expire in 2009. For information with respect to obligations for lease rentals, refer to Note 5 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders filed at Exhibit 13 hereto and incorporated in its entirety by reference.

It is management's opinion that the facilities currently utilized are suitable and adequate for current and immediate future purposes.


ITEM 3.       LEGAL PROCEEDINGS

GENERAL

The nature of the Company's and Community Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Company and Community Bank, there are no proceedings pending to which the Company and Community Bank are a party or to which their property is subject, which, if determined adversely, would be material in relation to the Company's and Community Bank's undivided profits or financial position, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company and Community Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and Community Bank by government authorities or others.

ENVIRONMENTAL ISSUES

There are several federal and state statutes that govern the obligations of financial institutions with respect to environmental issues.
Besides being responsible for its own conduct under such statutes, a bank also may be held liable under certain circumstances for actions of borrowers or other third parties on properties that collateralize loans held by the bank. Such potential liability may far exceed the original amount of the loan made by the bank. Currently, Community Bank is not a party to any pending legal proceedings under any environmental statute nor is Community Bank aware of any circumstances that may give rise to liability of Community Bank under any such statute.

MEMORANDUM OF UNDERSTANDING

On May 24, 1995, the Boards of Directors of the Company and Community Bank entered into a MOU with the Federal Reserve Bank of Philadelphia ("FRB") in recognition of their common goals to restore and maintain the financial soundness of the Company and Community Bank and to improve the overall financial condition of Community Bank. Under the terms of the MOU, the Company and Community Bank were required to: (I) obtain the prior written approval of the FRB to declare or pay any dividends; (II) obtain the prior written approval of the FRB before the Company incurs any debt other than normal operating expenses;
(III) obtain the prior written approval of the FRB before the Company redeems its own stock; (IV) submit to the FRB a written plan to maintain capital ratios well in excess of minimum regulatory guidelines; (V) submit to the FRB a written plan to ensure appropriate authority over and oversight of Community Bank's investment practices; (VI) prohibit Community Bank from additional purchases of high-risk securities and structured notes as well as securities not in compliance with the Federal Reserve Board's Supervisory Policy Statement on Securities Activities; (VII) retain an independent consultant to review Community Bank's securities activities and investments in the context of its overall interest rate risk and liquidity position and provide a written report to the FRB thereon; (VIII) submit to the FRB revised investment policies and procedures to correct deficiencies cited in the FRB's examinations with respect to prior investment practices involving the investment portfolio; (IX) submit to the FRB a written liquidity plan to provide for an adequate level of assets to fund operations and meet customer needs; (X) submit quarterly progress reports to the FRB to assure compliance with the MOU; and (XI) submit the written plans, policies and procedures to the FRB for review and approval. As a result of the Company's substantial compliance with the terms, conditions and provisions of the MOU and its overall improved financial condition, the FRB terminated the MOU effective February 16, 1996.

PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Shares of the Company's common stock are traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the Over-the-Counter Electronic Bulletin Board system under the symbol "CCBP." As of March 1, 1996, two firms were listed on the Over-the-Counter Electronic Bulletin Board system as market makers for the Company's common stock. The following table sets forth: (1) the quarterly average bid and asked prices for a share of the Company's common stock during the periods indicated as reported by Rutherford Brown and Catherwood, Inc. of Clarks Summit, Pennsylvania, one of the market makers of the Company's common stock and (2) dividends on a share of the common stock with respect to each dividend payment since January 1, 1994. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                                                Average Stock Prices
                                                ____________________     Dividends
                                                  Bid          Asked     Declared
                                                  ___          _____     _________
1995:
First quarter........................          $40.00         $40.00          ----
Second quarter.......................          $40.00         $40.00          ----
Third quarter........................          $40.00         $40.00          $.23
Fourth quarter.......................          $40.00         $42.00          $.40

1994:
First quarter........................          $30.00         $32.00          ----
Second quarter.......................          $32.00         $35.00          $.23
Third quarter........................          $35.00         $40.00          ----
Fourth quarter.......................          $40.00         $40.00          $.39

As of February 6, 1996, the Company had 702 stockholders of record.

Since its formation in 1984 as the parent holding company of Community Bank, the Company has paid cash dividends. It is the present intention of the Company's Board of Directors to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial condition, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. Cash available for the payment of dividends must initially come from dividends paid by Community Bank to the Company. Therefore, the restrictions on Community Bank's dividend payments are directly applicable to the Company.

During 1995 under the MOU, the Company and Community Bank could not declare or pay any dividends without the prior written approval of the FRB. The dividends declared and paid during 1995 did receive such prior written approval.

DIVIDEND RESTRICTIONS ON COMMUNITY BANK

Federal Reserve Board Regulation H restricts state member banks from paying a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two calendar years, less any required transfers to surplus, unless the bank has received the prior approval from the Federal Reserve Board. Accordingly, Community Bank, without prior approval of bank regulators, may declare dividends to the Company in 1996 totaling $1,612 thousand plus net profits earned by Community Bank for the period from January 1, 1996, through the date of declaration, less dividends previously paid in 1996.

In addition, the Code provides that cash dividends may be declared and paid by Community Bank only out of accumulated net earnings. Prior to the declaration of any dividend, if the surplus of Community Bank is less than the amount of its capital, Community Bank shall, until surplus is equal to such amount, transfer to surplus an amount that is at least 10.0 percent of the net earnings of Community Bank for the period since the end of the fiscal year or for any shorter period since the declaration of a dividend. If the surplus of Community Bank is less than 50.0 percent of the amount of the capital, no dividend may be declared or paid without prior approval of the Department until such surplus is equal to 50.0 percent of Community Bank's capital.

DIVIDEND RESTRICTIONS ON THE COMPANY

Under the Pennsylvania Business Corporation Law of 1988 ("BCL"), as amended, the Company may not pay a dividend if, after giving effect thereto, either (a) the Company would be unable to pay its debts as they become due in the usual course of business or (b) the Company's total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: (I) financial statements prepared on the basis of generally accepted accounting principles; (II) financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or (III) a fair valuation or other method that is reasonable under the circumstances.




ITEM 6.        SELECTED FINANCIAL DATA

The information called for by this item is filed at Exhibit 13 hereto and is incorporated in its entirety by reference under this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item is filed at Exhibit 13 hereto and is incorporated in its entirety by reference under this Item 7.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto are filed at
Exhibit 13 hereto and are incorporated in their entirety by reference under this
Item 8.

The Company does not meet both of the tests under Item 302(a)(5) of Regulation S-K, and therefore, is not required to provide supplementary financial data.
































PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Each director of the Company is elected for a one-year term and until his successor is duly elected and qualified. Current directors were elected at the 1995 Annual Meeting of Stockholders, which was held on September 15, 1995. The following table contains certain information with respect to the directors and executive officers of the Company:

                                                                      DIRECTOR
                                                                      OF
                                   PRINCIPAL OCCUPATION FOR PAST      COMPANY/
                        AGE AS OF  FIVE YEARS AND POSITION HELD       COMMUNITY
                         MARCH 1,  WITH THE COMPANY                   BANK SINCE
NAME                       1996    AND COMMUNITY BANK
____                    _________  ____________________________       __________

David L. Baker              50     President and Chief Executive       1988/1993
                                   Officer ("CEO") of the Company and
                                   Community Bank (as of April 26,
                                   1995); Senior Vice President of
                                   Community Bank (as of January 20,
                                   1993); President of FNB Nicholson
                                   (1987-1992) prior to its merger
                                   with Community Bank

Donald R. Edwards, Sr.(1)   52     Owner, Mountain View Inn            1988/1993

William F. Farber, Sr.      59     President, Farber's Restaurants;    1983/1970
                                   Chairman of the Boards of Directors
                                   of the Company and Community Bank

Judd B. Fitze               44     Partner, Farr, Davis & Fitze        1995/1992
                                   (attorney-at-law)

Michael T. Goskowski(2)     73     President, Kartri Sales Mfg.        1984/1984
                                   (manufacturing); Secretary of
                                   the Company and Community Bank

John P. Kameen              54     Publisher, Forest City News         1983/1979

William B. Lopatofsky       64     Owner, Northeast Distributors       1983/1982
                                   and Equipment

J. Robert McDonnell         60     Owner, McDonnell's Restaurant;      1983/1979
                                   Vice President of the Company

Joseph P. Moore, Jr.        69     President, Moore Motors Inc.        1988/1992
                                   (automobile dealership); President
                                   Elk Mountain Ski Resort, Inc.

Eric Stephens(1)            44     Auto Dealer, H.L. Stephens and Son  1988/1993
                                   (automobile dealership)
[FN]
(1)         Eric Stephens is married to the niece of Donald R. Edwards, Sr.

(2) In accordance with Article 10 of the Amended Articles of Incorporation of the Company, Mr. Goskowski served as a director of the Corporation until December 31, 1995, the completion of the year in which he attained 72 years of age. Mr. Goskowski continues to serve as a director of Community Bank.



PRINCIPAL OFFICERS OF THE COMPANY

The following table sets forth selected information about the principal officers of the Company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:

                                    COMPANY
                            HELD    EMPLOYEE   NUMBER OF SHARES      AGE AS OF
NAME AND POSITION           SINCE    SINCE     BENEFICIALLY OWNED  MARCH 1, 1996
-----------------           -----  ----------  ------------------  -------------
William F. Farber, Sr.      1983      (1)           62,440               59
Chairman of the Board

David L. Baker              1995     1992(2)         3,768(3)            50
President and CEO

Scott A. Seasock            1987     1992(4)           915(5)            38
Senior Vice President and
Chief Financial Officer

Thomas E. Sheridan          1989     1985              588(6)            39
Senior Vice President and
Chief Operating Officer

J. Robert McDonnell         1983      (1)           10,848(6)            60
Vice President

Michael T. Goskowski        1984      (1)            7,032(7)            73
Secretary
[FN]

(1) Messrs. Farber, McDonnell and Goskowski are not employees of Community Bank.
(2)            Prior to the merger of FNB Nicholson with Community Bank, Mr.
               Baker was employed by FNB Nicholson from 1987 to 1992 as the President.
(3) Includes 1,680 shares held individually; 1,600 shares held jointly with his spouse; 244 shares held under his IRA; and 244 shares held under his spouse's IRA.
(4)            Prior to the merger of FNB Nicholson with Community Bank, Mr.
               Seasock was employed by FNB Nicholson from 1987 to 1992 as Senior Vice President and Chief Financial Officer.
(5) Includes 220 shares held under his IRA; 275 shares held jointly with his spouse; 20 shares held jointly with his spouse and son; and 400 shares held jointly with his spouse and sons.
(6)            Held jointly with his spouse.
(7) Includes 3,180 shares held jointly with his spouse; 412 shares held in trust for his granddaughter; and 3,440 shares held jointly with his spouse and daughter.















PRINCIPAL OFFICERS OF COMMUNITY BANK

The following table sets forth selected information about the principal officers of Community Bank, each of whom is elected by the Board of Directors of Community Bank and each of whom holds office at the discretion of Community Bank's Board of Directors:


                                  Community
                                    Bank
                           Held   Employee   Number of Shares      Age as of
Name and Position          Since    Since    Beneficially Owned    March 1, 1996
-----------------          -----  ---------  ------------------    -------------
David L. Baker              1995    1993(1)       3,768                  50
President and CEO

Scott A. Seasock            1992    1992(2)         915                  38
Senior Vice President and
Chief Financial Officer

Thomas E. Sheridan          1989    1985            588                  39
Senior Vice President and
Chief Operating Officer

Thomas M. Chesnick          1989    1952          9,300(3)               61
Vice President, Cashier and
Assistant Secretary
[FN]

(1) See footnote (2) above under the caption entitled "Principal Officers of the Company" as to the employment history of Mr. Baker.
(2) See footnote (4) above under the caption entitled "Principal Officers of the Company" as to the employment history of Mr. Seasock.
(3) Includes 5,960 shares held jointly with his spouse; and 3,340 shares held jointly with various relatives.

Section 16(a) of the Exchange Act, as amended, requires the Company's officers and directors, and persons who own more than 10.0 percent of the registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and persons who own more than 10.0 percent of the Company's stock are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for any of those persons, the Company believes that during the period January 1, 1995, through December 31, 1995, its officers and directors were in compliance with all filing requirements applicable to them.









ITEM 11. EXECUTIVE COMPENSATION

Shown below is information concerning the annual compensation for services in all capacities to the Company and Community Bank for the fiscal years ended December 31, 1995, 1994 and 1993, to the present and former President and CEO of the Company and Community Bank. No other officers' total annual salary and bonus exceeded $100,000 during the fiscal years reported:

                             SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM COMPENSATION
                                              ANNUAL COMPENSATION                 AWARDS      PAYOUTS

                                                              Other
Name and                                                      Annual       Restricted                     All Other
Principal                                                     Compens-       Stock     Option   LTIP      Compensa-
Position                  Year        Salary($)     Bonus($)  ation($)(1)   Award(s)   /SARs  Payouts     tion($)
---------------------------------------------------------------------------------------------------------------------
David L. Baker            1995          84,666        6,000        0           0          0       0         1,379(2)
President and CEO

Gerald B.                 1995          31,785           0         0           0          0       0       207,472(4)
Franceski(3)                            96,374       26,500                                                 4,020(2)
                                        93,044       30,000                                                 4,131(2)
---------------------------------------------------------------------------------------------------------------------



(1) The amount of perquisites and other personal benefits was less than 10.0 percent of the salary and bonus reported, and, therefore, need not be presented.
(2) Represents the contribution Community Bank made on behalf of Messrs. Baker and Franceski pursuant to the profit sharing plan.
(3) The Company and Community Bank terminated the employment agreement with Mr. Franceski on April 26, 1995.
(4) Represents the lump-sum payment at termination required by the employment agreement with Mr. Franceski.

PENSION PLAN

The Company has a profit sharing plan ("Plan"), which covers all employees who have completed 1,000 hours of service, attained 21 years of age and have been employed by the Company for at least one year. The entry date of an employee into the Plan is January 1 of the year following the satisfaction of the eligibility requirements. Normal retirement age is sixty-five (65). The normal retirement benefit is the accumulated account balance of annual contributions, investment income and forfeitures. The annual contribution is determined by the Board of Directors each year. Contributions are allocated to each participant based on a pro-rata share of compensation covered under the Plan. Investment income is allocated to each participant based on a pro-rata share of the account balances accumulated at the beginning of the year. Forfeitures are allocated to each participant based on a pro-rata share of compensation covered under the Plan. If a participant separates from service prior to retirement, the participant will be entitled to a portion of the profit sharing account based on years of service according to the following schedule:



              Years of Service              Vested Interest
              ----------------              ---------------
                Less than 1                       0%
                     1                           10
                     2                           20
                     3                           30
                     4                           40
                     5                           60
                     6                           80
                 7 or more                      100%

A participant is always 100.0 percent vested in pension plan transferred balances.

During 1995, $113,728 was allocated among the participants' accounts of the Plan. The amount contributed by Community Bank in 1995 to the Plan for Mr. Franceski, the then President and CEO of the Company was $3,000. Mr. Franceski had sixteen (16) years of credited service under the Plan. The amount contributed by Community Bank in 1995 to the Plan for Mr. Baker, the President and CEO of the Company was $4,296. Mr. Baker had nine (9) years of credited service under the Plan.

COMPENSATION OF DIRECTORS

During 1995, Messrs. Franceski and Baker, officers of the Company and Community Bank, sat on the Company's and Community Bank's Board of Directors and various committees of the Company and Community Bank. Messrs. Baker and Franceski received no fees for their services on such committees. Messr. Franceski received $620 in fees for his services as a director on the Company's Board and no fees for his services on Community Bank's Board. Messr. Baker received no fees for his services on the Company's or Community Bank's Board.

Except for Mr. Farber, members of Community Bank's Board of Directors received a fee of $800 per month. Mr. Farber, as the Chairman of Community Bank, received a fee of $1,300 per month. Aggregate directors' fees paid by Community Bank in 1995 were $140,400. All members of the Company's Board of Directors, including Mr. Farber, the Chairman of the Company, received a fee of $400 per quarter. Aggregate directors' fees paid by the Company in 1995 were $24,520.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Board of Directors of the Company is responsible for the governance of the Company and its subsidiary, Community Bank. In fulfilling its fiduciary duties, the Board of Directors acts in the best interests of the Company's stockholders, customers and the communities served by the Company and Community Bank. To accomplish the strategic goals and objectives of the Company, the Board of Directors engages competent persons who undertake to accomplish these objectives with integrity and in a cost-effective manner. The compensation of these individuals is part of the Board of Directors' fulfillment of its duties to accomplish the Company's strategic mission. Community Bank provides compensation to the employees of the Company and Community Bank.

The fundamental philosophy of the Company's and Community Bank's compensation program is to offer competitive compensation opportunities for all employees based on the individual's contribution and personal performance. The compensation program is administered by the Executive Compensation Committee ("Committee") comprised of four outside directors, and a member of Community Bank's Board of Directors listed in the section "Executive Officers," thereto. The objectives of the Committee are to establish a fair compensation policy to govern executive officers' base salaries and incentive plans to attract and motivate competent, dedicated and ambitious managers whose efforts will enhance the products and services of the Company, the results of which will be improved profitability, increased dividends to our stockholders and subsequent appreciation in the market value of our stock.

The compensation of the Company's and Community Bank's top executives is reviewed and approved annually by the Board of Directors. The top executives whose compensation is determined by the Committee include the CEO and all other Vice Presidents. As guidance for review in determining base salaries, the Committee uses information composed of a Pennsylvania bank peer group. This bank peer group is different than the peer group utilized for the performance chart. Pennsylvania peer group banks have been utilized because of common industry issues and competition for the same executive talent group.

CEO COMPENSATION

The Board of Directors has determined that the CEO's 1995 compensation of $90,666 (which represents Mr. Baker's annual salary and bonus) was appropriate in light of the Company's 1995 performance accomplishments. There is no direct correlation, however, between the President and CEO's compensation and the Company's performance, nor is there any weight given by the Committee to any specific individual criteria. Such 1995 compensation was based on the Committee's subjective determination after review of all information that it deemed relevant.

EXECUTIVE OFFICERS

Compensation for Community Bank's executive officers is determined by the Committee based on its subjective analysis of the individual's contribution to the Company's strategic goals and objectives. In determining whether strategic goals have been achieved, the Board of Directors considers, among numerous other factors, the following: the Company's performance as measured by earnings, revenues, return on assets, return on equity, market share, total assets and nonperforming loans. Although the performance and increases in compensation are measured in light of these factors, there is no direct correlation between any specific criterion and the employees compensation, nor is there any specific weight provided to any such criteria in the Committee's analysis. The determination by the Committee is subjective after review of all information, including the above, it deems relevant.

Total compensation opportunities available to the employees of Community Bank are influenced by general labor market conditions, the specific responsibilities of the individual and the individual's contributions to the Company's success. Individuals are reviewed annually on a calendar year basis. Community Bank strives to offer compensation that is competitive with that offered by employers of comparable size in the banking industry. Through these compensation policies, the Company strives to meet its strategic goals and objectives to its constituents and provide compensation that is fair and meaningful to its employees.

                  Submitted by the Executive Compensation Committee
                  -------------------------------------------------
                               William F. Farber, Sr.
                                Michael T. Goskowski
                                   John P. Kameen
                                Joseph P. Moore, Jr.
                                    Judd B. Fitze


Stock Performance Graph and Table
---------------------------------
The following graph and table compare the cumulative stockholder return on the Company's Common Stock during the period January 1, 1990, through and including December 31, 1995, with (I) a Peer Group Index(1) and (II) the Standard & Poor's 500 Index. The comparison assumes $100 was invested on January 1, 1990, in the Company's Common Stock and in each of the below indices and assumes further the reinvestment of dividends into the applicable securities.











                                 1990     1991     1992     1993     1994     1995
                                 ----     ----     ----     ----     ----     ----
                                                    (In Dollars)
Peer Group Index(1)           $100.00  $ 95.06  $105.90  $146.10  $177.51  $202.19
Comm Bancorp, Inc.             100.00    88.59    90.73   112.13   158.80   169.26
Standard & Poor's 500 Index   $100.00  $126.31  $131.95  $141.25  $139.08  $186.52



(1) The Peer Group Index, for which information appears above, includes the following companies:
    CNB Financial Corporation, Citizens & Northern Corporation, Heritage Bancorp, Inc., Penn Security Bank & Trust Company, Penns Woods Bancorp, Inc., Pioneer American Holding Company and Wayne Bank. These companies were selected based on four criteria: total assets between $150 million and $600 million; market capitalization greater than $20 million; headquarters located in Pennsylvania; and not quoted on the NASDAQ Stock Market.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Owners

The following table sets forth, as of February 7, 1996, the name and address of each person who owns of record or who is known by the Board of Directors to be the beneficial owner of more than 5.0 percent of the outstanding Common Stock, the number of shares beneficially owned by such person and the percentage of the outstanding Common Stock so owned.

                                                   Percent of Outstanding
                              Shares Beneficially     Common Stock
Name and Address                    Owned(1)         Beneficially Owned
----------------              -------------------  ----------------------
Joseph P. Moore, Jr.                72,420(2)             9.88%
400 Williamson Road
Gladwyne,  PA  19035

William F. Farber, Sr.              62,440                8.51%
Crystal Lake Road
R.R. 1, Box 1281
Carbondale, PA  18407

Gerald B. Franceski                 51,350(3)             7.00%
Lewis Lake, P.O. Box 88
Union Dale, PA  18470

Robert T. Seamans                   43,120(4)             5.88%
P.O. Box 462
Factoryville, PA  18419
[FN]

(1) The securities "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the General Rules and Regulations of the SEC and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within sixty (60) days after February 7, 1996. Beneficial ownership may be disclaimed as to certain of the securities.
(2) Includes 10,080 shares held individually; 2,100 shares held in the Moore Motors, Inc. Profit Sharing Plan, an automobile dealership of which he is President; and 60,240 shares held beneficially by Moore & Company, which are held in trust for his various relatives.
(3) Includes 34,350 shares held jointly with his spouse; and 17,000 shares held jointly in various combinations with his spouse, sons, brother, sister and aunt.
(4) Includes 42,675 shares held individually; and 445 shares held individually by his spouse.









Beneficial Ownership by Executive Officers and Directors

The following table sets forth as of February 7, 1996, the amount and percentage of the Common Stock beneficially owned by each director and all officers and directors of the Company as a group.

NAME OF INDIVIDUAL           AMOUNT AND NATURE OF               PERCENT
OR IDENTITY OF GROUP       BENEFICIAL OWNERSHIP(1)(2)(3)      OF CLASS(4)
--------------------       -----------------------------      -----------
David L. Baker                     3,768(5)                      ----
Donald R. Edwards, Sr.            17,272(6)                      2.36%
William F. Farber, Sr.            62,440                         8.51%
Judd B. Fitze                      3,400(7)                      ----
Michael T. Goskowski               7,032(8)                      ----
John P. Kameen                     6,760(9)                      ----
William B. Lopatofsky              8,470(9)                      1.15%
J. Robert McDonnell               10,848(9)                      1.48%
Joseph P. Moore, Jr.              72,420(10)                     9.88%
Scott A. Seasock                     915(11)                     ----
Thomas E. Sheridan                   588(9)                      ----
Eric Stephens                      2,320(12)                     ----

All Executive Officers and Directors
 of the Company as a Group
 (9 Directors, 6 Officers,
 12 Persons in Total)            196,233                        26.76%
[FN]

(1) Does not include any Common Stock held in fiduciary accounts under the control of the Trust Department of Community Bank.
(2) See footnote (1) under the above caption entitled "Principal Owners" for the definition of "beneficial ownership."
(3)            Information furnished by the directors and the Company.
(4)            Less than 1.0 percent unless otherwise indicated.
(5) See footnote (3) under the above caption entitled "Principal Officers of the Company."
(6) Includes 14,940 shares held individually; 1,860 shares held individually by his spouse; 300 shares held jointly with his daughter; 100 shares held jointly by his spouse and daughter; 36 shares held under his IRA; and 36 shares held under his spouse's IRA.
(7) Includes 400 shares held under his IRA; and 3,000 shares held jointly with his spouse.
(8)            See footnote (7) under the above caption entitled
               "Principal Officers of the Company."
(9)            Held jointly with his spouse.
(10)           See footnote (2) under the above caption entitled "Principal
               Owners."
(11) See footnote (5) under the above caption entitled "Principal Officers of the Company."
(12) Includes 1,780 shares held individually; 300 shares held individually by his spouse; and 240 shares held individually by his children.







ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described in the paragraphs below, there have been no material transactions between the Company and Community Bank, nor any material transactions proposed, with any director or executive officer of the Company and Community Bank, or any associate of the foregoing persons. The Company and Community Bank have had financial transactions in the ordinary course of business with directors and officers of the Company and Community Bank. The Company and Community Bank intend to continue to have banking and financial transactions in the ordinary course of business with directors and officers of the Company and Community Bank and their associates on substantially the same terms, including interest rates and collateral, as those prevailing from time to time for comparable transactions with other persons.
Total loans outstanding from Community Bank as of December 31, 1995, to the Company's and Community Bank's executive officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10.0 percent or more was $3,157,222 or approximately 11.3 percent of the total equity capital of the Company. Loans to such persons were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Community Bank leases its Carbondale branch office from William F. Farber, Sr., the Chairman of the Boards of Directors of the Company and Community Bank. The lease, which commenced in October 1988, expires in 1998 and contains an option that allows Community Bank to purchase the property at fair market value or renew the lease for two additional terms of five years each. In 1995, lease payments to Mr. Farber were $6,020 per month or $72,240 annually.

Community Bank has extended credit to Joseph P. Moore, Jr., a director of the Company and Community Bank, who is President of Elk Mountain Ski Resort, Inc. ("Elk Mountain"). As of December 31, 1995, the Bank had outstanding balances with Elk Mountain of $540.0 thousand, secured by a first lien mortgage on all real property and equipment, and of $750.0 thousand, secured by a second lien mortgage on all real property and equipment. The interest rate on these mortgages was, and is, Community Bank's prime rate of interest.

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The Company's consolidated financial statements and notes thereto as well as the applicable reports of the independent certified public accountants are filed at Exhibit 13 hereto and are incorporated in their entirety by reference under this Item 14(a)1.


2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. The exhibits required by Item 601 of Regulation S-K are included under Item 14(c) hereto.

(b)            Reports on Form 8-K

The Company filed no current reports on Form 8-K during the quarter ended December 31, 1995.

(c)            Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K                      Description of Exhibit
--------------------------                      ----------------------
         2                                     None.
         3                             Bylaws of the Company, amended as
                                       of December 31, 1995.
         4                                     None.
         9                                     None.
        10                                     None.
        11                                     None.
        12                                     None.
        13 Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 1995.
        16                                     None.
        18                                     None.
        21                             List of Subsidiaries of the
                                       Company.
        22                                     None.
        23                                     None.
        24                                     None.
        27                                     None.
        28                                     None.





                                 Comm Bancorp, Inc.
                                   521 Main Street
                          Forest City,  Pennsylvania  18421
                              Telephone: (717) 785-3181


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.
(Registrant)

BY:/s/ David L. Baker                                March 10, 1996
   ---------------------------------
   David L. Baker, President and
   Chief Executive Officer
   (Principal Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                    Date

/s/ David L. Baker                                   March 10, 1996
----------------------------------                        ---
David L. Baker, President and
Chief Executive Officer/Director

/s/ Donald R. Edwards, Sr.                           March 10, 1996
----------------------------------                        ---
Donald R. Edwards, Sr., Director

/s/ William F. Farber, Sr.                           March 10, 1996
----------------------------------                        ---
William F. Farber, Sr.,
Chairman of the Board/Director

/s/ Judd B. Fitze                                    March 10, 1996
----------------------------------                        ---
Judd B. Fitze, Director

/s/ Michael T. Goskowski                             March 10, 1996
----------------------------------                        ---
Michael T. Goskowski,
Secretary/Director

/s/ John P. Kameen                                   March 10, 1996
----------------------------------                        ---
John P. Kameen, Director

/s/ William B. Lopatofsky                            March 10, 1996
----------------------------------                        ---
William B. Lopatofsky, Director

/s/ J. Robert McDonnell                              March 10, 1996
----------------------------------                        ---
J. Robert McDonnell,
Vice President/Director

/s/ Joseph P. Moore, Jr.                             March 10, 1996
----------------------------------                        ---
Joseph P. Moore, Jr., Director

/s/ Scott A. Seasock                                 March 10, 1996
----------------------------------                        ---
Scott A. Seasock, Chief Financial
Officer (Principal Financial Officer)

/s/ Eric Stephens                                    March 10, 1996
----------------------------------                        ---
Eric Stephens, Director










































                                    EXHIBIT INDEX


Item Number                    Description                             Page
-----------                    -----------                             ----
     3                         Bylaws of the Company, amended as of
                               December 31, 1995                        38

    13                         Portions of the Annual Report to
                               Stockholders for the
                               Fiscal Year Ended December 31, 1995      52

    21                         List of Subsidiaries of the Company     161