Form 10-Q
period 1996-03-31
COMM BANCORP INC
filed 1996-04-15
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the quarterly period ended MARCH 31, 1996
                               ______________


                                           OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from____________to____________________________________


Commission file number          0-17455
                             _____________


                                  COMM BANCORP, INC.
________________________________________________________________________________
                 (Exact name of registrant as specified in its charter)



PENNSYLVANIA                                                 23-2242292
_______________________________________            _____________________________
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification Number)



521 MAIN STREET, FOREST CITY,  PA                            18421
_______________________________________            _____________________________
(Address of principal executive offices)           (Zip Code)



Registrant's telephone number, including area code           (717) 785-3181
                                                  ______________________________



________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report.)



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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,200,080 at April 4, 1996 reflecting a 3 for 1 stock split effective April 1, 1996.



                                    Page 1 of 29

                                 COMM BANCORP, INC.
                                      FORM 10-Q

                                   MARCH 31, 1996

                                        INDEX



CONTENTS                                                         PAGE NO.
_________________________________________________________________________

PART I.  FINANCIAL INFORMATION:

  ITEM 1:

     Consolidated Statements of Income - For the Three Months
      Ended March 31, 1996 and 1995................................   3

     Consolidated Balance Sheets - March 31, 1996, and December 31,
      1995.........................................................   4

     Consolidated Statement of Changes in Stockholders' Equity
      For the Three Months Ended March 31, 1996....................   5

     Consolidated Statements of Cash Flows For the Three Months
      Ended March 31, 1996 and 1995................................   6

     Notes to Consolidated Financial Statements....................   7


  ITEM 2:

     Management's Discussion and Analysis of Financial Condition
      and Results of Operations....................................   8


PART II. OTHER INFORMATION:

  ITEMS 1-6:

     Other Information.............................................  28

     Signature Page................................................  29












COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME_______________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                           1996      1995
____________________________________________________________________________________________________________
INTEREST INCOME:
Interest and fees on loans:
  Taxable................................................................................. $ 4,625   $ 4,121
  Tax-exempt..............................................................................      50        48
Interest on investment securities held to maturity:
  Taxable.................................................................................             1,296
  Tax-exempt..............................................................................               301
Interest and dividends on investment securities available for sale:
  Taxable.................................................................................   1,026       777
  Tax-exempt..............................................................................     485
  Dividends...............................................................................      25        32
Interest on deposits with banks...........................................................       4         3
Interest on federal funds sold............................................................     122
                                                                                           _______   _______
    Total interest income.................................................................   6,337     6,578
                                                                                           _______   _______

INTEREST EXPENSE:
Interest on deposits......................................................................   3,399     3,266
Interest on short-term borrowings.........................................................               334
Interest on long-term debt................................................................      33        60
                                                                                           _______   _______
    Total interest expense................................................................   3,432     3,660
                                                                                           _______   _______
    Net interest income...................................................................   2,905     2,918
Provision for loan losses.................................................................      75       210
                                                                                           _______   _______
    Net interest income after provision for loan losses...................................   2,830     2,708
                                                                                           _______   _______

NONINTEREST INCOME:
Service charges, fees and commissions.....................................................     336       328
                                                                                           _______   _______
    Total noninterest income..............................................................     336       328
                                                                                           _______   _______

NONINTEREST EXPENSE:
Salaries and employee benefits expense....................................................     962     1,002
Net occupancy and equipment expense.......................................................     327       312
Other expenses............................................................................     598       723
                                                                                           _______   _______
    Total noninterest expense.............................................................   1,887     2,037
                                                                                           _______   _______
Income before income taxes................................................................   1,279       999
Provision for income taxes................................................................     278       231
                                                                                           _______   _______
    Net income............................................................................ $ 1,001   $   768
                                                                                           =======   =======



PER SHARE DATA:
Net income................................................................................ $  1.36   $  1.05
Cash dividends declared................................................................... $  0.16
Average common shares..................................................................... 733,360   733,360













See notes to consolidated financial statements.





COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS_____________________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    MARCH 31,    DECEMBER 31,
                                                                                       1996          1995
                                                                                    _________    ____________
ASSETS:
Cash and due from banks............................................................. $  6,706        $  6,864
Interest-bearing deposits with banks................................................      104             116
Federal funds sold..................................................................    3,400          15,100
Investment securities available for sale............................................  115,028         108,706
Loans, net of unearned income.......................................................  210,119         213,835
  Less: allowance for loan losses...................................................    3,960           3,903
                                                                                     ________        ________
Net loans...........................................................................  206,159         209,932
Premises and equipment, net.........................................................    2,998           3,070
Accrued interest receivable.........................................................    2,923           2,872
Other assets........................................................................    4,337           4,288
                                                                                     ________        ________
    Total assets.................................................................... $341,655        $350,948
                                                                                     ========        ========

LIABILITIES:
Deposits:
  Noninterest-bearing............................................................... $ 24,848        $ 25,423
  Interest-bearing..................................................................  283,144         291,676
                                                                                     ________        ________
    Total deposits..................................................................  307,992         317,099
Long-term debt......................................................................    3,047           3,048
Accrued interest payable............................................................    1,840           1,761
Other liabilities...................................................................      694           1,145
                                                                                     ________        ________
    Total liabilities...............................................................  313,573         323,053
                                                                                     ________        ________


STOCKHOLDERS' EQUITY:
Common stock, par value $1, authorized 4,000,000 shares, issued and outstanding
 733,360 shares.....................................................................      733             733
Capital surplus.....................................................................    6,310           6,310
Retained earnings...................................................................   20,956          20,072
Net unrealized gain on available for sale securities................................       83             780
                                                                                     ________        ________
    Total stockholders' equity......................................................   28,082          27,895
                                                                                     ________        ________
    Total liabilities and stockholders' equity...................................... $341,655        $350,948
                                                                                     ========        ========









































See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY______________________ (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               NET UNREALIZED          TOTAL
                                                 COMMON   CAPITAL   RETAINED   GAIN (LOSS) ON   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS       SECURITIES         EQUITY
____________________________________________________________________________________________________________
BALANCE, DECEMBER 31, 1995........................ $733    $6,310    $20,072            $ 780        $27,895
Net income........................................                     1,001                           1,001
Dividends declared: $0.16 per share...............                      (117)                           (117)
Net change in unrealized gain on securities.......                                       (697)          (697)
                                                   ____    ______    _______            _____        _______
BALANCE, MARCH 31, 1996........................... $733    $6,310    $20,956            $  83        $28,082
                                                   ====    ======    =======            =====        =======


































































See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS___________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                           1996      1995
____________________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................ $ 1,001   $   768
Adjustments:
  Provision for loan losses...............................................................      75       210
  Depreciation and amortization...........................................................     186       155
  Amortization of loan fees...............................................................     (59)      (41)
  Deferred income tax.....................................................................    (443)      414
  Changes in:
    Interest receivable...................................................................     (51)      270
    Other assets..........................................................................     718    (1,112)
    Interest payable......................................................................      79       264
    Other liabilities.....................................................................    (274)      667
                                                                                           _______   _______
      Net cash provided by operating activities...........................................   1,232     1,595
                                                                                           _______   _______

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities......................................               322
Proceeds from repayments of investment securities:
Held to maturity..........................................................................               466
  Available for sale......................................................................   3,603       179
Purchases of investment securities:
Held to maturity..........................................................................              (179)
  Available for sale...................................................................... (10,969)     (608)
Net receipts (disbursements) from lending activities......................................   3,737    (4,158)
Purchases of premises and equipment.......................................................     (59)     (172)
                                                                                           _______   _______
      Net cash used in investing activities...............................................  (3,688)   (4,150)
                                                                                           _______   _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts.............................  (5,076)   (8,529)
  Time deposits...........................................................................  (4,032)    3,250
  Short-term borrowings...................................................................             7,544
Payments on long-term debt................................................................      (1)       (1)
Cash dividends paid.......................................................................    (293)     (286)
                                                                                           _______   _______
      Net cash provided by (used in) financing activities.................................  (9,402)    1,978
                                                                                           _______   _______
      Net decrease in cash and cash equivalents........................................... (11,858)     (577)
      Cash and cash equivalents at beginning of year......................................  21,964     6,783
                                                                                           _______   _______
      Cash and cash equivalents at end of period.......................................... $10,106   $ 6,206
                                                                                           =======   =======

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest................................................................................ $ 3,353   $ 3,396
  Income taxes............................................................................       4        54
Noncash items:
  Transfer of loans to other real estate..................................................      20       127
  Change in net unrealized losses on available for sale securities........................     697   $   815
  Cash dividends declared................................................................. $   117











See notes to consolidated financial statements.












COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS_____________________________________ (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiary, Community Bank and Trust Company (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under generally accepted accounting principles, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 1995.























OVERVIEW:

Net income in the first quarter of 1996 of $1.0 million or $1.36 per share was the highest first quarter earnings from normal operations ever achieved by the Company. Such record level was a reflection of management's transitional action taken in 1995 to transform the Company into a "traditional community bank." Management's restructuring of the Company's balance sheet has favorably affected its liquidity and interest sensitivity positions, allowing for a reemphasis of the lending function. Loans, net of unearned income, represented 63.9 percent of earning assets at March 31, 1996, as compared to 56.4 percent at March 31, 1995. Moreover, the Company's improved liquidity posture promotes the facilitation of future loan demand. Management expects to receive approximately $52.0 million f4rom repayments on loans and investment securities over the next twelve months as compared to $15.9 million for the same period at March 31, 1995. In addition, the exposure of the Company's net interest income to changing interest rates has been significantly limited as evidenced by having approximately equal amounts of earning assets and interest-bearing liabilities repricing within one year at March 31, 1996.

REVIEW OF FINANCIAL POSITION:

Total assets declined $9.2 million during the first quarter of 1996 from $350.9 million at December 31, 1995, to $341.7 million at March 31, 1996. Such reduction was in line with cyclical trends and was a result of management's decision to be less aggressive with respect to deposit pricing because of the Company's improved liquidity position. The Company's deposit volumes typically decline during the first quarter as customers use excess funds to pay off holiday bills. Aggregate interest-bearing deposits declined approximately $8.0 million during the first quarters of 1995 and 1994. Loans, net of unearned income, were $210.1 million at March 31, 1996, compared to $213.8 million at December 31, 1995. Such decrease, adjusted for repayments on short-term credit extensions to other financial institutions, would have amounted to an increase of $4.3 million. Stockholders' equity grew $187 as retained earnings of $884 were partially offset by a $697 adjustment in the net unrealized gain on on available for sale investment securities. The Board of Directors restructured the Company's dividend payout schedule from a semiannual to quarterly format effective for the first quarter of 1996. Cash dividends declared as a percentage of net income amounted to 11.7 percent for the first quarter of 1996.

INVESTMENT PORTFOLIO:

Management continued to utilize funds not currently demanded by loan customers to build the investment portfolio through acquisitions of short-term U.S. Treasury securities and medium-term tax-exempt general obligations of states and municipalities during the first three months of 1996. U.S. Treasury securities will provide liquidity in assuring necessary funding for future loan demand, whereas purchases of tax-exempt municipal obligations will lower the Company's effective tax rate. At March 31, 1996, U.S. Treasury securities and tax-exempt municipal obligations totaled $48.4 million or 42.1 percent of total investments and $35.5 million or 30.8 percent of total investments, respectively. Comparatively, U.S. Treasury securities and tax-exempt municipal obligations accounted for $15.1 million or 9.9 percent and $20.8 million or 13.5 percent of total investments, respectively, at March 31, 1995. Overall the investment portfolio amounted to 35.0 percent of earning assets at March 31, 1996, as compared to 43.6 percent at March 31, 1995. The Company reported a net unrealized gain on available for sale securities of $83, net of income taxes of $43, at March 31, 1996. The rise in general market rates of 25 basis points in the short-term and 75 basis points in the medium-term caused a $697 adjustment in the net unrealized gain during the first three months of 1996. Management performs quarterly stress tests on the investment portfolio to determine what effects interest rate changes will have on its value. These tests indicate the investment portfolio at March 31, 1996, would lose approximately 2.7 percent of its value with a 100 basis point increase in general market rates.

The following table sets forth the carrying values of the major classifications of securities as they relate to the total investment portfolio at March 31, 1996, and December 31, 1995:

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                         MARCH 31,          DECEMBER 31,
                                                           1996                 1995
                                                       AMOUNT    %         AMOUNT    %
_________________________________________________________________________________________
U.S. Treasury securities............................ $ 48,430  42.10%    $ 43,751  40.25%
U.S. Government agencies............................   22,723  19.75       26,213  24.11
State and municipals................................   35,472  30.84       30,512  28.07
Mortgage-backed securities..........................    6,085   5.29        6,154   5.66
Other securities....................................    2,318   2.02        2,076   1.91
                                                     ________ ______     ________ ______
    Total........................................... $115,028 100.00%    $108,706 100.00%
                                                     ======== ======     ======== ======


The tax-equivalent yield on the investment portfolio declined slightly from 6.5 percent during the first quarter of 1995 to 6.4 percent for the first quarter of 1996. However, the quality and overall risk posture of the comparable investment portfolios has improved significantly from 1995 to 1996.
The reconstitution of the investment portfolio in 1995 has significantly mitigated interest rate, extension, prepayment, call and marketability risk.
The weighted average life of the investment portfolio at March 31, 1996, was 3.9 years.

The following table sets forth the maturity distribution of the amortized cost, fair value and weighted average tax-equivalent yield of the available for sale portfolio at March 31, 1996. The weighted average yield based on amortized cost has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and collateralized Mortgage obligations ("CMOs"), which have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Expected maturities will differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE FOR SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                               _____________   _____________   _____________   _____________
MARCH 31, 1996                 AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD Amortized cost:
_____________________________________________________________________________________________________________
U.S. Treasury securities..... $23,147   5.68% $25,346   5.58%                                 $ 48,493  5.63%
U.S. Government agencies.....   5,196   4.77   17,825   4.70                                    23,021  4.72
State and municipals.........     405   5.84    4,203   5.94   $6,273   8.36% $24,496   7.92%   35,377  7.74
Mortgage-backed securities...     238   7.14    3,111   6.22    2,774   5.90                     6,123  6.11
Other securities.............                                                   1,888   5.96     1,888  5.96
                              _______         _______          ______         _______         ________
  Total...................... $28,986   5.53% $50,485   5.34%  $9,047   7.61% $26,384   7.78% $114,902  6.13%
                              =======         =======          ======         =======         ========

Fair value:
U.S. Treasury securities..... $23,173         $25,257                                         $ 48,430
U.S. Government agencies.....   5,185          17,538                                           22,723
State and municipals.........     404           4,184          $6,491         $24,393           35,472
Mortgage-backed securities...     237           3,092           2,756                            6,085
Other securities.............                                                   2,318            2,318
                              _______         _______          ______         _______         ________
  Total...................... $28,999         $50,071          $9,247         $26,711         $115,028
                              =======         =======          ======         =======         ========


LOAN PORTFOLIO:

As aforementioned, the loan portfolio, adjusted for $8.0 million of repayments on short-term credit extensions to other financial institutions, would have grown $4.3 million during the first quarter of 1996. Such increase is primarily attributable to financing of commercial and residential real estate properties. Approximately 37.2 percent of the $4.3 million increase is due to management's agreement with a participating financial institution to acquire their portion of a participated commercial loan. Loans to finance one-to-four family residential properties increased $657 during the first three months of 1996. Such loans represented 56.5 percent of total loans, net of unearned income, at March 31, 1996. The average volume of loans during the first quarter of 1996 amounted to $212.8 million as compared to $196.0 million for the same period of 1995. The tax-equivalent yield on the loan portfolio increased from 8.7 percent for the first three months of 1995 to 8.9 percent for the comparable period of 1996. Loan yields should remain stable throughout the remainder of 1996 as rises in general market rates are offset by management's desire to foster loan demand through competitive product pricing. Loan demand is expected to be facilitated through increases in core deposits and repayments on loans and investments.

The following table sets forth the major categories of the loan portfolio at March 31, 1996, and December 31, 1995:

DISTRIBUTION OF LOAN PORTFOLIO

                                                  MARCH 31,              DECEMBER 31,
                                                    1996                     1995
                                               AMOUNT       %         AMOUNT       %
_______________________________________________________________________________________
Commercial, financial and others............ $ 33,833     16.10%    $ 41,593     19.45%
Real estate:
  Construction..............................    1,027      0.49        1,014      0.47
  Mortgage..................................  155,117     73.82      151,926     71.05
Consumer, net...............................   20,142      9.59       19,302      9.03
                                             ________    ______     ________    ______
  Loans, net of unearned income.............  210,119    100.00%     213,835    100.00%
Less: allowance for loan losses.............    3,960    ======        3,903    ======
                                             ________               ________
    Net loans............................... $206,159               $209,932
                                             ========               ========

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit interest rate risk and liquidity strains. Approximately 37.8 percent of the lending portfolio will reprice within the next twelve months as management attempts to reduce the average term of fixed-rate loans and increase its holdings of adjustable rate loans in order to limit interest rate risk in the future. The 37.8 percent surpasses the 32.2 percent at March 31, 1995, as a result of increased levels of short-term funding and a slight improvement towards achieving management's goal of generating variable-rate loans.

The following table sets forth the maturity and repricing information of the loan portfolio by major category at March 31, 1996:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
MARCH 31, 1996                       ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
_______________________________________________________________________________________
Maturity schedule:
Commercial, financial and others..... $15,623        $ 9,993       $  8,217    $ 33,833
Real estate:
  Construction.......................   1,027                                     1,027
  Mortgage...........................   3,430         17,582        134,105     155,117
Consumer, net........................   2,914         11,140          6,088      20,142
                                      _______        _______       ________    ________
    Total............................ $22,994        $38,715       $148,410    $210,119
                                      =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $37,213        $56,518       $ 74,213    $167,944
Floating or adjustable interest rates  42,175                                    42,175
                                      _______        _______       ________    ________
    Total............................ $79,388        $56,518       $ 74,213    $210,119
                                      =======        =======       ========    ========

ASSET QUALITY:

Nonperforming assets improved from $4,184 or 1.96 percent of loans, net, at December 31, 1995, to $3,563 or 1.70 percent at March 31, 1996. Reductions in loans past due ninety days or more as a result of management's improved procedures with respect to delinquent credits during the first quarter of 1996 was the primary cause of such improvement. Accruing loans past due ninety days or more declined from $2,150 or 1.01 percent of loans, net, to $1,519 or 0.72 percent at December 31, 1995 and March 31, 1996, respectively. Management expects a reduction in nonperforming loan levels based on intensified collection efforts, unless local economic conditions deteriorate, thus reducing the ability of borrowers to repay loans on a timely basis.

The Company's recorded investment in impaired loans, consisting of nonaccrual and restructured loans, was $1,600 and $1,593 at March 31, 1996, and December 31, 1995, respectively. The average recorded investment in impaired loans during the first quarters of 1996 and 1995 was $1,625 and $1,602, respectively. Impaired loans include a $258 restructured loan to one commercial customer. Such credit continued to perform in accordance with its modified terms during the first quarter of 1996. Interest income related to impaired loans would have been $16 and $30 for the first three months of 1996 and 1995, respectively, had such loans been current and the terms not been modified. Interest recognized on impaired loans amounted to $16 for the first three months of 1996 and $6 for the comparable period last year. Cash received on impaired loans applied as a reduction of principal totaled $41 and $14 for the quarters ended March 31, 1996 and 1995, respectively. There were no commitments to extend additional funds to such parties at March 31, 1996.


















The following table sets forth information concerning nonperforming loans and foreclosed assets at March 31, 1996, and December 31, 1995. The table includes all credits classified for regulatory purposes as loss or doubtful. Also included are all material credits that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                             MARCH 31,    DECEMBER 31,
                                                               1996           1995
______________________________________________________________________________________
Nonaccrual loans:
Commercial, financial and others............................... $  166          $  167
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,176           1,164
Consumer, net..................................................
                                                                ______          ______
    Total nonaccrual loans.....................................  1,342           1,331
                                                                ______          ______

Loans past due 90 days or more:
Commercial, financial and others...............................    329             181
Real estate:
  Construction.................................................
  Mortgage.....................................................    881           1,633
Consumer, net..................................................    309             336
                                                                ______          ______
    Total loans past due 90 days or more.......................  1,519           2,150
                                                                ______          ______
Restructured loans.............................................    258             262
                                                                ______          ______
    Total nonperforming loans..................................  3,119           3,743
Other real estate..............................................    444             441
                                                                ______          ______
    Total nonperforming assets................................. $3,563          $4,184
                                                                ======          ======

Ratios:
Nonperforming assets as a percentage of loans, net.............   1.70%           1.96%
Loans past due 90 days or more as a percentage of loans, net...   0.72%           1.01%

The allowance for loan losses account is established through charges to earnings in the form of a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account with subsequent recoveries, if any, being credited to the account. The allowance is maintained at a level believed adequate by management to absorb estimated potential credit losses. While historical loss experience provides a reasonable starting point in assessing the adequacy of the allowance account, management also considers a number of relevant factors likely to cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. Such factors include changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, loan review system, volumes of past due and classified loans, concentrations, borrowers' financial status, collateral value and other factors deemed relevant by management. In addition to management's assessment, various regulatory agencies, as an integral part of their routine annual examination process, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments concerning information available to them at the time of their examination. No such charge was deemed necessary upon conclusion of the 1995 examination.

In general, the allowance for loan losses is available to absorb losses throughout the loan portfolio, although in some instances allocation is made for specific loans or groups of loans. Accordingly, the following table attempts to allocate this reserve among the major categories. However, it should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends.

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                                       MARCH 31,          DECEMBER 31,
                                                         1996                 1995
                                                   ________________     _______________
                                                           CATEGORY            CATEGORY
                                                               AS A                AS A
                                                               % OF                % OF
                                                    AMOUNT    LOANS     AMOUNT    LOANS
_______________________________________________________________________________________
Commercial, financial and others................... $1,352   16.10%     $1,358   19.45%
Real estate:
  Construction.....................................           0.49                0.47
  Mortgage.........................................  1,383   73.82       1,333   71.05
Consumer, net......................................  1,225    9.59       1,212    9.03
                                                    ______  ______      ______  ______
    Total.......................................... $3,960  100.00%     $3,903  100.00%
                                                    ======  ======      ======  ======
























The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for the quarter ended March 31, 1996:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                             MARCH 31,
                                                                               1996
______________________________________________________________________________________
Allowance for loan losses at beginning of period............................... $3,903
Loans charged-off:
Commercial, financial and others...............................................      3
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     21
Consumer, net..................................................................     15
                                                                                ______
    Total......................................................................     39
                                                                                ______

Loans recovered:
Commercial, financial and others...............................................      5
Real estate:
  Construction.................................................................
  Mortgage.....................................................................      5
Consumer, net..................................................................     11
                                                                                ______
    Total......................................................................     21
                                                                                ______
Net loans charged-off..........................................................     18
                                                                                ______
Provision charged to operating expense.........................................     75
                                                                                ______
Allowance for loan losses at end of period..................................... $3,960
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............   0.01%
Allowance for loan losses as a percentage of period end loans..................   1.99%


The Company analyzes the adequacy of its allowance for loan losses account quarterly through utilization of the regulatory agency policy statement on the allowance for loan losses in conjunction with its internal loan review and classified asset identification system. The allowance for loan losses was $3,960 and 1.99 percent of loans, net, at March 31, 1996, as compared to $3,903 and 1.83 percent at December 31, 1995. The increase was a result of the provision exceeding net loans charged-off during the first quarter of 1996. As a percentage of nonperforming loans, the allowance account covered 127.0 percent and 104.3 percent at March 31, 1996 and December 31, 1995, respectively. Relative to all nonperforming assets, the allowance covered 111.1 percent at March 31, 1996, and 93.3 percent at December 31, 1995. Management considers the Company adequately reserved at March 31, 1996.

Included in the allowance account were amounts for impaired loans of $1,342 and $1,331 at March 31, 1996, and December 31, 1995, respectively, with the related allowances for loan losses of $614 for both periods. The recorded investment, for which there was no related allowance for loan losses, was $258 and $262 at March 31, 1996, and December 31, 1995, respectively.

Past due loans that have not been satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Subsequent recoveries, if any, are credited to the allowance account. Net charge-offs were $18 or 0.01 percent of average loans outstanding compared to $34 or 0.02 percent for the first quarters ended March 31, 1996 and 1995, respectively.

DEPOSITS:

Total deposits decreased $9.1 million during the first quarter of 1996 from $317.1 million at December 31, 1995, to $308.0 million at March 31, 1996. The decline was a result of management modifying pricing strategies in light of the Company's improved liquidity position during the first quarter of 1996. Such decline also reflects cyclical trends as customers forewent savings to pay off holiday bills. Average deposits increased from $310.9 million for the first quarter of 1995 to $313.2 million for the same period this year. The average cost of deposits increased from 4.60 percent in the first quarter of 1995 to
4.75 percent in the first quarter of 1996. The 15 basis point increase was attributable to management's aggressive deposit pricing during the second and third quarters of 1995 caused by liquidity strains. Management resolved the Company's liquidity problems early in the fourth quarter of 1995 through the the investment portfolio reconstitution, which resulted in less aggressive deposit product pricing. Such action caused a 13 basis point decline in the cost of deposits for the first quarter of 1996 from 4.88 percent in the final quarter of 1995. Management expects such cost to increase slightly during the remainder of 1996 in line with rises in general market rates and competitive pricing pressure.

The following table sets forth the average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 1996 and 1995:

DEPOSIT DISTRIBUTION

                                                   MARCH 31,              MARCH 31,
                                                     1996                   1995
                                              _________________      _________________
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
                                              _______   _______      _______   _______
Interest-bearing:
Money market accounts....................... $ 18,700      2.88%    $ 22,249      3.65%
NOW accounts................................   15,383      1.96       15,014      1.97
Savings accounts............................   67,400      2.85       75,694      3.25
Time less than $100.........................  157,565      5.81      145,597      5.47
Time $100 or more...........................   28,900      6.08       29,823      5.77
                                             ________               ________
  Total interest-bearing....................  287,948      4.75%     288,377      4.60%
Noninterest-bearing.........................   25,272                 22,560
                                             ________               ________
  Total deposits............................ $313,220               $310,937
                                             ========               ========

Average volumes of noninterest-bearing deposits increased from $22.6 million to $25.3 million during the comparable first quarters of 1995 and 1996, respectively. As a percentage of total deposits, noninterest-bearing deposits accounted for 8.1 percent in 1996 as comparable to 7.3 percent in 1995.

Time deposits in denominations of $100 or more, decreased from $29.7 million at December 31, 1995, to $28.6 million at March 31, 1996. Management took a less aggressive stance in competing for such higher costing deposits as a result of the Company's improved liquidity posture. The average cost of such deposits remained constant at 6.1 percent from year end 1995. The following table sets forth maturities of time deposits of $100 or more at March 31, 1996, and December 31, 1995:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                              MARCH 31,    DECEMBER 31,
                                                                1996           1995
                                                              _________    ____________
Within three months.........................................    $10,492         $ 6,466
After three months but within six months....................      2,824           6,646
After six months but within twelve months...................      8,543           8,590
After twelve months.........................................      6,765           7,982
                                                                _______         _______
  Total.....................................................    $28,624         $29,684
                                                                =======         =======


INTEREST RATE SENSITIVITY:

Interest rate sensitivity management attempts to limit and, to the extent possible, control the effects interest rate fluctuations have on net interest income. The responsibility of such management has been delegated to the Asset Liability Management Committee ("ALCO"). Specifically, ALCO utilizes a number of computerized modeling techniques to monitor and attempt to control influences market changes have on the Company's rate sensitive assets and liabilities.
One such technique utilizes a static gap report, which attempts to measure the Company's interest rate exposure by calculating the net amount of rate sensitive assets ("RSA") and rate sensitive liabilities ("RSL") that reprice within specific time intervals. A positive gap, indicated by an RSA/RSL ratio greater than 1.0, means that earnings will be impacted favorably if interest rates rise rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.









The following table sets forth the Company's interest rate sensitivity gap position. The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Variable rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows assuming there is no change in the current interest rate environment.

INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
MARCH 31, 1996                  THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
_____________________________________________________________________________________________________________
Rate sensitive assets:
Investment securities............... $16,719           $ 24,734         $ 39,682         $ 33,893    $115,028
Loans, net of unearned income.......  53,771             25,617           56,518           74,213     210,119
Interest-bearing deposits...........     104                                                              104
Federal funds sold..................   3,400                                                            3,400
                                     _______           ________         ________         ________    ________
  Total............................. $73,994           $ 50,351         $ 96,200         $108,106    $328,651
                                     =======           ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 16,720                                      $ 16,720
NOW accounts........................                     15,116                                        15,116
Savings accounts.................... $   305                            $ 66,322                       66,627
Time deposits less than $100........  30,193             56,364           69,492         $      8     156,057
Time deposits $100 or more..........  10,860             11,000            6,764                       28,624
Other borrowings....................                      3,000               47                        3,047
                                     _______           ________         ________         ________    ________
  Total............................. $41,358           $102,200         $142,625         $      8    $286,191
                                     =======           ========         ========         ========    ========

Rate sensitivity gap:
  Period............................ $32,636           $(51,849)        $(46,425)        $108,098
  Cumulative........................ $32,636           $(19,213)        $(65,638)        $ 42,460    $ 42,460

RSA/RSL ratio:
  Period............................    1.79               0.49             0.67        13,513.25
  Cumulative........................    1.79               0.87             0.77             1.15        1.15

Management has effectively lessened the Company's exposure to changing interest rates as represented by the improvement in its ratio of rate sensitive assets to rate sensitive liabilities repricing within one year from 0.83 at March 31, 1995, to 0.87 at March 31, 1996. Based upon the guidelines set forth in the Company's asset/liability management policy, this ratio falls within the 0.7 and
1.3 deemed by management to be acceptable. Such an improvement was directly attributable to the Company's disposal of long-term investment securities. The proceeds from such sales were used to retire short-term debt and invest in short-term securities and loans. The Company's cumulative one-year gap position improved as a result of such action, partially offset by an increase in the volume of retail time deposits repricing within one year. Such deposits amounted to $79.0 million at March 31, 1995, as compared to $86.6 million at March 31, 1996.

Based on the static gap model at March 31, 1996, it appears the Company is properly matched to guard against risk from fluctuations in interest rates. However, management is aware that should such an interest rate fluctuation occur, depositors could shift funds from transaction accounts into retail time deposits causing an increase in fund costs. Such a shift would negate some of the positive effects of short-term loans and investments.

Although understanding the Company's gap position is important in determining interest rate exposure, an interest rate sensitivity table does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes will not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the table presents a one-day position; variations occur daily as the Company adjusts its rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of the Company's asset/liability management policy assigns money market and NOW accounts to the due after three but within twelve months repricing interval. In reality, these items may reprice less frequently and in different magnitudes than changes in general interest rate levels.

As a result of the gap report's failure to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. Such model creates proforma net interest income scenarios under various interest rate assumptions ("shocks"). Model results from March 31, 1996, indicate that a decline in net interest income of 4.8 percent is expected should there be a parallel and instantaneous rise in interest rates of 100 basis points. Conversely, a similar decline in interest rates would result in a 4.7 percent increase in net interest income.

Inflation impacts financial institutions differently than it does commercial and industrial companies that have significant investments in fixed assets and inventories. Most of the Company's assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact of inflation on the Company, however management believes that its exposure to interest rate changes has been limited through asset/liability management.

LIQUIDITY:

Liquidity is defined as a company's ability to generate cash at a reasonable cost in order to satisfy commitments to borrowers as well as to meet the demands of depositors and debtholders. Principal sources of liquidity are found in core deposits, and loan and investment payments and prepayments. Management considers the Company's available for sale portfolio as a secondary source of liquidity. As a final source of liquidity, the Company has the ability to exercise existing credit arrangements. As specified in the Company's asset/liability management policy, such borrowings will only be used on a contingency basis. The reliance on these borrowings to fund temporary deficiencies is limited to a maximum of five consecutive business days before management is required to take appropriate action to remedy the shortfall through normal operations.

Management took significant steps in 1995 toward improving the Company's liquidity position. Such improvement is evidenced by the ratio of temporary investments to volatile liabilities and the ratio of volatile liabilities less temporary investments to total assets less temporary investments. At March 31, 1996, these ratios showed a dramatic improvement to 106.3 and negative 0.58, respectively, from 13.71 percent and 7.19 percent, respectively at March 31, 1995.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash and due from banks and federal funds sold, decreased $11,858 in the first quarter of 1996. Net cash provided by operating activities totaled $1,232 primarily through recognizing net income of $1,001 for the first three months of 1996 adjusted for changes in deferred tax assets and other assets.

Net cash used in investing activities amounted to $3,688 at March 31, 1996. The majority of such amount resulted from investment purchases of $10,969 as management utilized funds not employed in lending to acquire high quality investments with short average lives to facilitate future loan demand.
Partially offsetting this decline were repayments received from investment securities of $3,603 and repayments on term federal funds extended to other banking institutions.

Net cash used in financing activities was the major component of the net decrease in cash and cash equivalents, aggregating $9,402 for the first quarter of 1996. Decreased volumes of deposits accounted for $9,108 of the total reduction as management took a less aggressive deposit pricing stance as a result of the Company's improved liquidity position.

CAPITAL ADEQUACY:

The Company's stockholders' equity improved slightly as first quarter net income of $1,001 less dividends of $117 was offset by a reduction in the unrealized gain on available for sale securities of $697. The $697 adjustment, representing a 0.91 percent decline in the market value of available for sale securities from rising interest rates is significantly less than the depreciation experienced historically as a result of the mitigation of risk through the 1995 portfolio restructuring. The Board of Directors revised the Company's dividend payment policy effective the first quarter of 1996 from a semiannual to quarterly schedule. Cash dividends declared as a percentage of net income for the first quarter of 1996 was 11.7 percent. It is the present intention of the Board of Directors to continue to increase dividends in the future. However, these decisions will depend on operating results, financial and economic conditions, capital needs, growth objectives, appropriate dividend restrictions related to the Company and its subsidiary and other relevant factors. Subsequent to quarter end March 31, 1996, the Company amended its Amended Articles of Incorporation to effectuate a three-for-one stock split effective April 1, 1996.

The following table sets forth the risk-adjusted core and total capital calculations at March 31, 1996, and December 31, 1995:

RISK-ADJUSTED CAPITAL

                                                                                     MARCH 31,  DECEMBER 31,
                                                                                       1996         1995
____________________________________________________________________________________________________________
Tier I capital....................................................................... $ 25,797      $ 24,845
Tier II capital......................................................................    2,232         2,203
                                                                                      ________      ________
  Total capital...................................................................... $ 28,029      $ 27,048
                                                                                      ========      ========

Risk-adjusted assets................................................................. $171,992      $170,089
Risk-adjusted off-balance sheet items................................................    4,806         4,489
Adjusted average assets for Leverage ratio........................................... $344,437      $357,410

Tier I capital as a percentage of risk-adjusted assets and off-balance sheet items...     14.6%         14.2%
Total of Tier I and Tier II capital as a percentage of risk-adjusted assets and off-
 balance sheet items.................................................................     15.9          15.5
Tier I capital as a percentage of total average assets less goodwill.................      7.5%          7.0%


The Company significantly exceeded all relevant regulatory capital measurements at March 31, 1996, and was considered "well capitalized." Regulatory agencies define institutions not under a written directive to maintain certain capital levels as "well capitalized" if they exceed the following: Tier I risk-based ratio of 6.0 percent, Total risk-based ratio of 10.0 percent and Leverage ratio, defined as Tier I capital to total average assets less goodwill, of 5.0 percent.


REVIEW OF FINANCIAL PERFORMANCE:

The Company reported the highest first quarter earnings from normal operations in its history, without considering one-time security gains. Net income amounted to $1,001 or $1.36 per share in the first quarter of 1996 as compared to $768 or $1.05 per share for the same period in 1995. Such improvement was attributable to a higher level of tax-equivalent net interest income coupled with a lower amount of noninterest expense.

NET INTEREST INCOME:

The Company derives its largest source of operating income from net interest income. Net interest income is defined as the amount by which interest and fees on loans and other investments exceeds interest expense incurred on deposits and other funding sources used to support such assets. Net interest margin is the percentage of net interest income on a tax equivalent basis to average earning assets. Changes in volumes and rates of earning assets and liabilities, in response to changes in general market rates, are the primary factors affecting net interest income. Additional factors influencing the level of net interest income include the composition of earning assets and interest-bearing liabilities and the level of nonperforming assets.

Net interest income on a tax-equivalent basis improved 2.6 percent from $3,091 at March 31, 1995, to $3,181 at March 31, 1996. Such improvement resulted primarily from reduced volumes of interest-bearing liabilities falling at a more rapid pace than the decline in earning assets. An improved net interest margin also provided part of the betterment but to a lesser degree. Average interest-bearing liabilities declined $23.8 million while earning assets dropped $20.8 million in comparing the first quarters of 1996 and 1995. The reduced volumes of earning assets and interest-bearing liabilities were primarily attributable to declines in investments and short-term borrowings, respectively. For the first quarter of 1996, the Company's net interest margin was 3.83 percent as compared to 3.54 percent for the comparable period of 1995. Such increase resulted from earning assets yield rising at a faster pace than the cost of funds. Earning assets yield increased from 7.72 percent to 7.96 percent while funds cost rose from 4.71 percent to 4.74 percent over the comparable periods of 1995 and 1996, respectively.





























Management analyzes interest income and interest expense by segregating volume and rate components of earning assets and interest-bearing liabilities. The following table demonstrates the impact changes in the interest rates earned and paid on assets and liabilities, along with changes in the volume of earning assets and interest-bearing liabilities, have on net interest income. Earning asset averages include nonaccrual loans. Investment averages include available for sale securities at amortized cost. Investment securities and loans are adjusted to a tax equivalent basis using a 34.0 percent tax rate. The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                                     MARCH 31,
                                                                   1996 VS. 1995
                                                               _______________________
                                                                  INCREASE (DECREASE)
                                                                   ATTRIBUTABLE TO
                                                               _______________________
                                                               TOTAL
                                                               CHANGE    RATE   VOLUME
                                                               ______    ____   ______
Interest income:
Loans:
  Taxable.................................................... $   504   $  78    $ 426
  Tax-exempt.................................................       3     103     (100)
Investments:
  Taxable....................................................  (1,054)   (139)    (915)
  Tax-exempt.................................................     279     (19)     298
Interest-bearing deposits with banks.........................       1       1
Federal funds sold...........................................     122              122
                                                              _______   _____    _____
    Total interest income....................................    (145)     24     (169)
                                                              _______   _____    _____

Interest expense:
Money market accounts........................................     (66)    (37)     (29)
NOW accounts.................................................       2      (3)       5
Savings accounts.............................................    (129)    (68)     (61)
Time deposits less than $100.................................     313      85      228
Time deposits $100 or more...................................      13      31      (18)
Short-term borrowings........................................    (334)            (334)
Long-term debt...............................................     (27)     (5)     (22)
                                                              _______   _____    _____
    Total interest expense...................................    (228)      3     (231)
                                                              _______   _____    _____
    Net interest income...................................... $    83   $  21    $  62
                                                              =======   =====    =====











The following table sets forth a summary of net interest income for major categories of earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME

                                                       MARCH 31, 1996                  MARCH 31, 1995
                                                ___________________________     ___________________________
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                _______  ________  ________     _______  ________  ________
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $209,506    $4,625      8.88%   $191,472    $4,121      8.73%
  Tax-exempt..................................    3,265        76      9.33       4,539        73      6.50
Investments:
  Taxable.....................................   77,814     1,051      5.43     137,967     2,105      6.19
  Tax-exempt..................................   34,457       735      8.58      20,761       456      8.91
Interest-bearing deposits with banks..........      142         4     11.33         129         3      9.43
Federal funds sold............................    8,849       122      5.55
                                               ________    ______              ________    ______
    Total earning assets......................  334,033     6,613      7.96%    354,868     6,758      7.72%
Less: allowance for loan losses...............    3,935                           3,676
Other assets..................................   15,961                          11,937
                                               ________                        ________
    Total assets.............................. $346,059                        $363,129
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 18,700       134      2.88%   $ 22,249       200      3.65%
NOW accounts..................................   15,383        75      1.96      15,014        73      1.97
Savings accounts..............................   67,400       477      2.85      75,694       606      3.25
Time deposits less than $100..................  157,565     2,276      5.81     145,597     1,963      5.47
Time deposits $100 or more....................   28,900       437      6.08      29,823       424      5.77
Short-term borrowings.........................                                   21,396       334      6.33
Long-term debt................................    3,047        33      4.36       5,049        60      4.82
                                               ________    ______              ________    ______
    Total interest-bearing liabilities........  290,995     3,432      4.74%    314,822     3,660      4.71%
Noninterest-bearing deposits..................   25,272                          22,560
Other liabilities.............................    2,661                             633
Stockholders' equity..........................   27,131                          25,114
                                               ________    ______              ________    ______
    Total liabilities and stockholders' equity $346,059     3,432              $363,129     3,660
                                               ========    ______              ========    ______
    Net interest/income spread................             $3,181      3.22%               $3,098      3.01%
                                                           ======                          ======
    Net interest margin.......................                         3.83%                           3.54%
Tax equivalent adjustments:
Loans.........................................             $   26                          $   25
Investments...................................                250                             155
                                                           ______                          ______
    Total adjustments.........................             $  276                          $  180
                                                           ======                          ======



















Note: Average balance was calculated using average daily balances and includes nonaccrual loans. Available for sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $1,129 at March 31, 1996, and an average unrealized holding loss of $6,208 at March 31, 1995, included in other assets. Tax equivalent adjustment was calculated using the prevailing statutory rate of 34.0 percent.

PROVISION FOR LOAN LOSSES:

The Company's provision for loan losses was $75 for the three months ended March 31, 1996, as compared to $210 for the same period of 1995. The reduced level experienced in 1996 was a result of management's assessment of the adequacy of the Company's allowance for loan losses account. Should nonperforming asset levels continue to improve and loan growth does not significantly increase throughout the remainder of 1996, consideration will be made to reduce the amount credited to the allowance account.

NONINTEREST INCOME:

Noninterest income for the first quarter of 1996 was up slightly to $336 from $328 for the comparable period of 1995. Such increase was the result of service charges received from an increased amount of customer deposit accounts.

NONINTEREST EXPENSE:

Noninterest expense totaled $1,887 for the first quarter of 1996, a decline of $150 or 7.4 percent compared to the same period last year. The net overhead to average assets ratio for the first quarter of 1996 fell slightly to 1.8 percent in comparison to the 2.0 percent for the corresponding period of 1995. Productivity is also measured by the operating efficiency ratio. Such ratio is defined as noninterest expense, excluding other real estate expense, as a percentage of net interest income and noninterest income less nonrecurring gains and losses. The Company's 1996 first quarter operating ratio improved to 57.9 percent compared to 62.4 percent for the same period of 1995 as a result of the improved level of noninterest expenses.

Salaries and benefits represented 51.0 percent of noninterest expenses for the first three months of 1996 and amounted to $962, a $40 or 4.0 percent decrease compared to the same period of 1995. Such variance primarily resulted from management's introduction of a procedure to calculate the provision for the pension plan based on salaries. Pension expense declined $54 for the first quarter of 1996 as compared to the same period of 1995. Partially offsetting the favorable pension variance was an increase in health and other insurance costs of $22 from the first quarter of 1995.

Net occupancy and equipment expenses aggregated $327 for the first three months of 1996 representing a $15 or 4.8 percent increase over the same period of 1995. The increase was primarily attributable to increased costs associated with the maintenance of equipment used in normal bank operations partially offset by reduced costs associated with the maintenance of bank facilities.

Other expenses amounted to $598 for the first quarter of 1996, a $125 or 17.3 percent reduction compared to the same period of 1995. The primary source of such improvement was a reduced cost of Federal Deposit Insurance Corporation ("FDIC") insurance for the Company. On November 14, 1995, the FDIC's Board of Directors voted to reduce insurance premiums paid on deposits covered by the Bank Insurance Fund effective January 1, 1996. Under the new rate structure, insurance rates will range from 3 to 27 cents per every one hundred dollars of insured deposits, subject to the statutory requirement that all institutions pay a minimum of $2 annually for FDIC insurance. Based on the Company's first quarter risk characteristics, FDIC insurance declined $156 from $180 for the three months ended March 31, 1995, to $24 for the same period of 1996.
Partially diluting this favorable change in other expenses were increases in the Company's audit and legal expenses for the first quarter of 1996 as compared to the same period of 1995 as the Company completed its final phase of compliance under the Memorandum of Understanding ("MOU") regulatory agreement. Such agreement, effective May 24, 1995, was terminated by the Federal Reserve Bank of Philadelphia on February 16, 1996, as a result of the improved financial condition of Comm Bancorp, Inc. and Community Bank and Trust Company and substantial compliance with the MOU.

The following table sets forth the major components of noninterest expenses for the quarters ended March 31, 1996, and March 31, 1995:

NONINTEREST EXPENSES

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     1996          1995
_______________________________________________________________________________________
Salaries and employee benefits expense:
Salaries and payroll taxes........................................ $  806        $  812
Employee benefits.................................................    156           190
                                                                   ______        ______
  Salaries and employee benefits expense..........................    962         1,002
                                                                   ______        ______

Net occupancy and equipment expense:
Net occupancy expense.............................................    166           178
Equipment expense.................................................    161           134
                                                                   ______        ______
  Net occupancy and equipment expense.............................    327           312
                                                                   ______        ______

Other expenses:
Marketing expense.................................................     73            42
Other taxes.......................................................     56            54
Stationery and supplies...........................................     50            33
Contractual services..............................................    217           181
Insurance including FDIC assessment...............................     36           203
Other.............................................................    166           210
                                                                   ______        ______
  Other noninterest expense.......................................    598           723
                                                                   ______        ______
    Total noninterest expense..................................... $1,887        $2,037
                                                                   ======        ======


INCOME TAXES:

The Company's effective tax rate declined from 23.1 percent for the first quarter of 1995 to 21.7 percent for the same period of 1996. The reduction reflected a higher level of tax-exempt income partially offset by a greater amount of before-tax income.














































COMM BANCORP, INC.
OTHER INFORMATION_______________________________________________________________

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          NONE

Item 2.   Changes in Securities
          NONE

Item 3.   Defaults of Senior Securities
          NONE

Item 4.   Submission of Matters to a Vote of Security Holders
          NONE

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





                                       Registrant, Comm Bancorp, Inc.



Date April 15, 1996                    /s/ David L. Baker
     ______________                    _________________________________________
                                       David L. Baker
                                       Chief Executive Officer





Date April 15, 1996                    /s/ Scott A. Seasock
     ______________                    _________________________________________
                                       Scott A. Seasock
                                       Chief Financial Officer