Form 10-Q
period 1996-06-30
COMM BANCORP INC
filed 1996-08-02
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the quarterly period ended JUNE 30, 1996
                               _____________

                                           OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


For the transition period from             to
                              ____________   ___________________________________

Commission file number          0-17455
                              ____________
                                  COMM BANCORP, INC.
________________________________________________________________________________
                   (Exact name of registrant as specified in its charter)


PENNSYLVANIA                                                 23-2242292
_________________________________________          _____________________________
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification Number)


521 MAIN STREET, FOREST CITY,  PA                            18421
_________________________________________          _____________________________
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code           (717) 785-3181
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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,200,080 AT JULY 22, 1996, reflecting a 3 for 1 stock split effective April 1, 1996.









                                    Page 1 of 33
                                 COMM BANCORP, INC.
                                      FORM 10-Q

                                    JUNE 30, 1996

                                        INDEX



CONTENTS                                                         PAGE NO.

PART I.  FINANCIAL INFORMATION:

  ITEM 1:

     Consolidated Statements of Income - For the Three Months and
      Six Months Ended June 30, 1996 and 1995.....................   3

     Consolidated Balance Sheets - June 30, 1996, and December 31,
      1995........................................................   4

     Consolidated Statement of Changes in Stockholders' Equity
      For the Six Months Ended June 30, 1996......................   5

     Consolidated Statements of Cash Flows For the Six Months
      Ended June 30, 1996 and 1995................................   6

     Notes to Consolidated Financial Statements...................   7


  ITEM 2:

     Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................   9


PART II. OTHER INFORMATION:

  ITEMS 1-6:

     Other Information............................................  31

     Signature Page...............................................  33










Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME_______________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                            JUNE 30,             JUNE 30,
                                                                         1996      1995       1996      1995
____________________________________________________________________________________________________________
INTEREST INCOME:
Interest and fees on loans:
  Taxable.......................................................... $   4,637  $  4,274  $   9,262  $  8,395
  Tax-exempt.......................................................        57        81        107       129
Interest on investment securities held to maturity:
  Taxable..........................................................               1,290                2,586
  Tax-exempt.......................................................                 298                  599
Interest and dividends on investment securities available for sale:
  Taxable..........................................................     1,037       715      2,063     1,492
  Tax-exempt.......................................................       488                  973
  Dividends........................................................        28         5         53        37
Interest on deposits with banks....................................         1         3          5         6
Interest on federal funds sold.....................................        75        31        197        31
                                                                    _________  ________  _________  ________
    Total interest income..........................................     6,323     6,697     12,660    13,275
                                                                    _________  ________  _________  ________

INTEREST EXPENSE:
Interest on deposits...............................................     3,327     3,483      6,726     6,749
Interest on short-term borrowings..................................                 343                  677
Interest on long-term debt.........................................        33        63         66       123
                                                                    _________  ________  _________  ________
    Total interest expense.........................................     3,360     3,889      6,792     7,549
                                                                    _________  ________  _________  ________
    Net interest income............................................     2,963     2,808      5,868     5,726
Provision for loan losses..........................................        75        75        150       285
                                                                    _________  ________  _________  ________
    Net interest income after provision for loan losses............     2,888     2,733      5,718     5,441
                                                                    _________  ________  _________  ________

NONINTEREST INCOME:
Service charges, fees and commissions..............................       372       286        708       614
Net investment securities losses...................................       (27)   (1,885)       (27)   (1,885)
                                                                    _________  ________  _________  ________
    Total noninterest income (loss)................................       345    (1,599)       681    (1,271)
                                                                    _________  ________  _________  ________

NONINTEREST EXPENSE:
Salaries and employee benefits expense.............................       981     1,219      1,943     2,221
Net occupancy and equipment expense................................       314       296        641       608
Other expenses.....................................................       663       898      1,261     1,621
                                                                    _________  ________  _________  ________
    Total noninterest expense......................................     1,958     2,413      3,845     4,450
                                                                    _________  ________  _________  ________
Income (loss) before income taxes..................................     1,275    (1,279)     2,554      (280)
Provision for income tax expense (benefit).........................       274      (253)       552       (22)
                                                                    _________  ________  _________  ________
    Net income (loss).............................................. $   1,001  $ (1,026) $   2,002  $   (258)
                                                                    =========  ========  =========  ========



PER SHARE DATA:
Net income (loss).................................................. $    0.46  $  (0.47) $    0.91  $  (0.12)
Cash dividends declared............................................ $    0.06            $    0.11
Average common shares.............................................. 2,200,080 2,200,080  2,200,080 2,200,080











See notes to consolidated financial statements.




COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS_____________________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     JUNE 30,    DECEMBER 31,
                                                                                       1996          1995
                                                                                     ________    ____________
ASSETS:
Cash and due from banks............................................................. $  9,247        $  6,864
Interest-bearing deposits with banks................................................       47             116
Federal funds sold..................................................................    8,100          15,100
Investment securities available for sale............................................  114,922         108,706
Loans, net of unearned income.......................................................  210,920         213,835
  Less: allowance for loan losses...................................................    4,056           3,903
                                                                                     ________        ________
Net loans...........................................................................  206,864         209,932
Premises and equipment, net.........................................................    3,096           3,070
Accrued interest receivable.........................................................    3,093           2,872
Other assets........................................................................    4,746           4,288
                                                                                     ________        ________
    Total assets.................................................................... $350,115        $350,948
                                                                                     ========        ========

LIABILITIES:
Deposits:
  Noninterest-bearing............................................................... $ 29,691        $ 25,423
  Interest-bearing..................................................................  285,774         291,676
                                                                                     ________        ________
    Total deposits..................................................................  315,465         317,099
Long-term debt......................................................................    3,047           3,048
Accrued interest payable............................................................    1,691           1,761
Other liabilities...................................................................    1,179           1,145
                                                                                     ________        ________
    Total liabilities...............................................................  321,382         323,053
                                                                                     ________        ________


STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding
 2,200,080 shares...................................................................      726             733
Capital surplus.....................................................................    6,317           6,310
Retained earnings...................................................................   21,825          20,072
Net unrealized gain (loss) on available for sale securities.........................     (135)            780
                                                                                     ________        ________
    Total stockholders' equity......................................................   28,733          27,895
                                                                                     ________        ________
    Total liabilities and stockholders' equity...................................... $350,115        $350,948
                                                                                     ========        ========
























See notes to consolidated financial statements.




COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY_______________________ (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  NET UNREALIZED         TOTAL
                                                   COMMON   CAPITAL   RETAINED    GAIN (LOSS) ON  STOCKHOLDERS'
                                                    STOCK   SURPLUS   EARNINGS        SECURITIES        EQUITY
______________________________________________________________________________________________________________
BALANCE, DECEMBER 31, 1995.......................... $733    $6,310    $20,072             $ 780       $27,895
Net income..........................................                     2,002                           2,002
Dividends declared: $0.11 per share.................                      (249)                           (249)
Net change in unrealized adjustment on securities...                                        (915)         (915)
Three-for-one stock split...........................   (7)        7
                                                     ____    ______    _______             _____       _______
BALANCE, JUNE 30, 1996.............................. $726    $6,317    $21,825             $(135)      $28,733
                                                     ====    ======    =======             =====       =======


















































See notes to consolidated financial statements.
COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS___________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SIX MONTHS ENDED JUNE 30                                                                      1996      1995
____________________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................................................... $ 2,002   $  (258)
Adjustments:
  Provision for loan losses...............................................................     150       285
  Depreciation and amortization...........................................................     310       304
  Amortization of loan fees...............................................................    (111)      (85)
  Deferred income tax.....................................................................    (623)    1,353
  Losses on sale of investment securities available for sale..............................      27     1,885
  (Gains) losses on sale of other real estate.............................................      (1)        2
  Changes in:
    Interest receivable...................................................................    (221)      261
    Other assets..........................................................................     662    (1,571)
    Interest payable......................................................................     (70)      213
    Other liabilities.....................................................................     197       251
                                                                                           _______   _______
      Net cash provided by operating activities...........................................   2,322     2,640
                                                                                           _______   _______

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities......................................     873    24,500
Proceeds from repayments of investment securities:
  Held to maturity........................................................................               806
  Available for sale......................................................................   5,877       510
Purchases of investment securities:
  Held to maturity........................................................................              (179)
  Available for sale...................................................................... (14,308)     (798)
Net receipts from lending activities......................................................   2,878       453
Proceeds from sale of other real estate...................................................      69       224
Purchases of premises and equipment.......................................................    (281)     (292)
                                                                                           _______   _______
      Net cash provided by (used in) investing activities.................................  (4,892)   25,224
                                                                                           _______   _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts.............................   6,397    (8,499)
  Time deposits...........................................................................  (8,032)   12,968
  Short-term borrowings...................................................................           (15,956)
Payments on long-term debt................................................................      (1)       (1)
Cash dividends paid.......................................................................    (411)     (286)
                                                                                           _______   _______
      Net cash used in financing activities...............................................  (2,047)  (11,774)
                                                                                           _______   _______
      Net increase (decrease) in cash and cash equivalents................................  (4,617)   16,090
      Cash and cash equivalents at beginning of year......................................  21,964     6,783
                                                                                           _______   _______
      Cash and cash equivalents at end of period.......................................... $17,347   $22,873
                                                                                           =======   =======

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest................................................................................ $ 6,862   $ 7,336
  Income taxes............................................................................     674       114
Noncash items:
  Transfer of loans to other real estate..................................................     150       182
  Change in net unrealized losses on available for sale securities........................     915   $(4,047)
  Cash dividends declared................................................................. $   249








See notes to consolidated financial statements.



COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS______________________________________ (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under generally accepted accounting principles, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 1995.

2. PER SHARE DATA:

Per share data has been adjusted to reflect a three-for-one stock split effective April 1, 1996.

3. LONG-LIVED AND INTANGIBLE ASSETS:

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identified intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The excess cost over the net assets acquired, accounted for as a purchase, is included in other assets and amortized on a straight-line basis over fifteen years. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995, with earlier application encouraged. The Company's adoption of SFAS No. 121 on January 1, 1996, did not have a material effect on operating results or financial position.

COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)__________________________ (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. MORTGAGE SERVICING RIGHTS:

Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires the recognition of separate assets relating to the rights to service mortgage loans for others based on their fair value if it is practicable to estimate the value. The Company does not sell or securitize mortgage loans with servicing rights retained. Accordingly SFAS No. 122, which was required to be applied prospectively in fiscal years beginning after December 15, 1995, did not have any effect on operating results or financial position.























OPERATING ENVIRONMENT:

The Federal Reserve Board decided to maintain its target rate for federal funds at 5.25 percent during the second quarter of 1996 despite strong concerns over inflationary pressure brought on by increased economic activity. The nationwide unemployment rate fell to 5.3 percent in June 1996, the lowest level in six years. It is feared that this tightening of labor markets will result in higher prices for consumer goods and services. Many analysts expect the Federal Reserve Board to counteract inflationary pressure through monetary policy changes that could result in higher interest rates during the remainder of 1996. Contrary to improvements experienced nationally, local unemployment rates remained unchanged averaging above 7.0 percent during the second quarter of 1996. Despite unresponsive local employment statistics to an improving economy, credit demand and nonperforming asset levels continue to improve for Northeastern Pennsylvania financial institutions. Competitors remained aggressive in pursuing credit extension opportunities despite a 1.25 percent rise in long-term interest rates in 1996. Such improvements have favorably affected profitability for regional financial institutions allowing for increased income through interest and fees from lending activities. In addition, asset quality improvements have lowered costs associated with providing reserves for loan losses and problem asset collections. Management expects moderate local economic activity during the remainder of 1996 as higher rates and reductions in consumer expenditures for durable goods curtail further borrowings.

OVERVIEW:

Management, consisting of the Board of Directors and executive officers, accomplished several significant undertakings during the second quarter of 1996. Such undertakings included the effectuation of a three-for-one stock split, approval of the Company's common stock listing on the Nasdaq National Market System ("NMS") and recognition of earnings exceeding $1.0 million for the second consecutive quarter. The three-for-one stock split declared during the first quarter of 1996 became effective April 1, 1996. Such split fulfilled the minimum share requirement for Nasdaq NMS listing and should foster additional liquidity in the Company's common stock.

On June 17, 1996, the Company began listing on the Nasdaq NMS, the upper-tier of the Nasdaq stock market, as CommBcp under the symbol CCBP. The Nasdaq stock market is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq NMS listing is expected to increase public interest in the Company's common stock by publishing on a consistent basis bid and ask prices.

The Company's net income surpassed the $1.0 million level for the second consecutive quarter resulting in year-to-date earnings of $2.0 million or $0.91 per share. The favorable earnings were a reflection of an increased net interest margin, the generation of higher volumes of noninterest income and the controlling of noninterest expenses.

INVESTMENT PORTFOLIO:

The Company's profitability should improve as a result of the actions taken in 1995 to reconstitute the investment portfolio. Many of the securities purchased with the proceeds of sales will mature shortly and should be reinvested at higher yields. The yield curve has steepened significantly since January 1996, especially in maturities of two years or greater, improving nearly 1.25 percent. The size of the investment portfolio was unchanged throughout the second quarter of 1996 at $115.0 million as maturing investments were reinvested in two-year U.S. Treasury securities.
Management expects to invest funds not utilized in fulfilling credit demand in two- to three-year U.S. Treasury securities and intermediate term obligations of states and municipalities.

Management mitigated the Company's exposure to credit, extension, prepayment, call and marketability risk as a result of the composition of the portfolio. Approximately 70.0 percent of the aggregate portfolio was invested in U.S. Treasury securities and insured general obligations of state and municipal governments with AAA ratings.

Management performs quarterly stress tests utilizing a national computerized pricing system in assessing the price volatility associated with changing interest rates. The results of these tests at June 30, 1996, indicated that the investment portfolio would lose approximately 1.7 percent of its value given an instantaneous parallel increase of 100 basis points in the yield curve. As a result of the increase in interest rates during the second quarter of 1996, the net unrealized gain on available for sale securities of $83 at March 31, 1996, was transformed into a net unrealized loss of $135 at June 30, 1996. The yield curve did not experience an instantaneous parallel shift during the second quarter of 1996 as yields changed by a range of 7 basis points on the short-end to 50 basis points on the intermediate- to long-end. Such disparity in short- and long-term rates caused the $330 reduction in the investment portfolio's market value, which represented less than one-half of the anticipated loss based on the stress tests at March 31, 1996. The underlying negative net market value of $203 or 0.18 percent of amortized cost at June 30, 1996, was significantly less than the average loss of 0.94 percent experienced in the peer group's investment portfolios. The peer group consists of 35 banks in Northeastern Pennsylvania. The weighted average life and duration of the investment portfolio were 3.9 years and 2.7 years at March 31, 1996, and 3.8 years and 2.7 years at June 30, 1996. As a result of the slight deterioration in market values, the total return on the investment portfolio approximated 4.4 percent during the three months ended June 30, 1996. The tax-equivalent yield on the investment portfolio during the second quarter of 1996 was constant at 6.4 percent as compared to the first quarter of 1996.

The following table sets forth the carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 1996, and December 31, 1995:

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                         JUNE 30,           DECEMBER 31,
                                                           1996                1995
                                                     _______________     ________________
                                                       AMOUNT    %         AMOUNT    %
_________________________________________________________________________________________
U.S. Treasury securities............................ $ 49,156  42.77%    $ 43,751  40.25%
U.S. Government agencies............................   22,665  19.72       26,213  24.11
State and municipals................................   35,620  31.00       30,512  28.07
Mortgage-backed securities..........................    5,130   4.46        6,154   5.66
Other securities....................................    2,351   2.05        2,076   1.91
                                                     ________ ______     ________ ______
  Total............................................. $114,922 100.00%    $108,706 100.00%
                                                     ======== ======     ======== ======

The following table sets forth the maturity distribution of the book and market values and weighted average tax-equivalent yields of the available for sale portfolio at June 30, 1996. The weighted average yield has been computed on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and collateralized mortgage obligations that have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Expected maturities will differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

MATURITY DISTRIBUTION OF AVAILABLE FOR SALE PORTFOLIO

                                                 AFTER ONE        AFTER FIVE
                                   WITHIN        BUT WITHIN       BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS       TEN YEARS       TEN YEARS         TOTAL
                               _____________________________________________________________________________
JUNE 30, 1996                  AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT YIELD
____________________________________________________________________________________________________________
Amortized cost:
U.S. Treasury securities..... $23,589   5.63% $25,746   5.65%                                 $ 49,335  5.64%
U.S. Government agencies.....   5,197   4.81   17,829   4.71                                    23,026  4.73
State and municipals.........     685   5.19    3,972   6.03   $6,415   8.35% $24,616   7.92%   35,688  7.73
Mortgage-backed securities...     311   7.15    4,284   6.02      592   5.77                     5,187  6.06
Other securities.............                                                   1,889   5.96     1,889  5.96
                              _______         _______          ______         _______         ________
  Total...................... $29,782   5.49% $51,831   5.39%  $7,007   8.13% $26,505   7.78% $115,125  6.13%
                              =======         =======          ======         =======         ========

Fair value:
U.S. Treasury securities..... $23,593         $25,563                                         $ 49,156
U.S. Government agencies.....   5,188          17,477                                           22,665
State and municipals.........     684           3,948          $6,586         $24,402           35,620
Mortgage-backed securities...     309           4,252             569                            5,130
Other securities.............                                                   2,351            2,351
                              _______         _______          ______         _______         ________
  Total...................... $29,774         $51,240          $7,155         $26,753         $114,922
                              =======         =======          ======         =======         ========

LOAN PORTFOLIO:

The nation gained seven hundred thousand new homeowners in the second quarter of 1996. Over the past three and one-half years the number of new homeowners rose by 4.4 million, bringing the homeownership rate to its highest level in fifteen years. Federal budgetary policies that have cut the annual federal deficit in half were some of the driving influences behind the surge in new homeowners.
The federal deficit reduction was one of the factors that allowed mortgage rates to remain relatively low despite the stronger economy and rapid job growth. For the last three years national mortgage rates have averaged 7.8 percent. Competition for residential mortgage lending in the Company's market area has been strong as rates averaged 7.9 percent during the first six months of 1996.

During the quarter ended June 30, 1996, management was more aggressive in product pricing than competitors as it reinvested $11.0 million from maturing short-term credit extensions into real estate loans. For the six months ended June 30, 1996, loans, adjusted for repayments on such short-term credit extensions, grew $16.8 million, a 16.7 percent annualized rate. The average volume of loans during the first half of 1996 totaled $212.6 million compared to $197.4 million during the same period of 1995.

Management continued to focus on traditional community banking and to restructure the Company's balance sheet as indicated by an increase in loans as compared to investments in the overall asset mix. Loans, net of unearned income, accounted for 60.3 percent of total assets at June 30, 1996, as compared to 54.6 percent at June 30, 1995. Conversely, investments represented 32.8 percent and 37.1 percent of total assets at June 30, 1996 and 1995, respectively. In addition to the composition changes in the balance sheet, the structure of the loan portfolio represented a transformation as a higher volume of the portfolio was invested in loans secured by real estate. Loans secured by real estate represented 79.3 percent of total loans, net, at June 30, 1996, as compared to 75.7 percent at the same period last year. The loan portfolio's tax equivalent yield, unchanged at 8.9 percent during the first two quarters of 1996, exceeded the 8.8 percent rate reported during the first half of 1995. However, the current yield of 8.9 percent was lower than the peer group's yield of 9.1 percent. Such variance was mainly attributed to the Company's higher proportion of real estate loans to total loans as compared to the peer group's ratio that had 61.6 percent of its loans in real estate loans at June 30, 1996. In general consumer and commercial loans typically yield higher rates than real estate loans as such loans have greater associated risk.

Management deems there to be an adequate amount of liquidity available to support loan growth in the final half of 1996. Management will continue to analyze its product pricing given the rise in market rates and successful reinvestment of the short-term credit extensions into longer-term mortgages. Based on the Company's asset/liability simulation model, management feels confident it will have adequate cash flow from repayments on loans and investments and increases in core deposits to have funds available to meet loan demand.

The following table sets forth the major categories of the loan portfolio at June 30, 1996, and December 31, 1995:

DISTRIBUTION OF LOAN PORTFOLIO

                                                  JUNE 30,               DECEMBER 31,
                                                    1996                     1995
                                           _____________________    ____________________
                                             AMOUNT         %         AMOUNT         %
________________________________________________________________________________________
Commercial, financial and others.......... $ 23,387       11.09%    $ 41,593       19.45%
Real estate:
  Construction............................    2,094        0.99        1,014        0.47
  Mortgage................................  165,087       78.27      151,926       71.05
Consumer, net.............................   20,352        9.65       19,302        9.03
                                           ________      ______     ________      ______
  Loans, net of unearned income...........  210,920      100.00%     213,835      100.00%
Less: allowance for loan losses...........    4,056      ======        3,903      ======
                                           ________                 ________
    Net loans............................. $206,864                 $209,932
                                           ========                 ========


Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio to limit interest rate risk and manage liquidity. Approximately 33.9 percent of the loan portfolio will reprice within the next twelve months as management attempts to reduce the average term on fixed-rate loans and to increase its holdings of adjustable rate loans to limit future interest rate risk. This percentage rate of the loan portfolio repricing within twelve months falls below the 37.8 percent recorded on March 31, 1996, and the 41.1 percent recorded at December 31, 1995. This change resulted from increased demand for longer-term mortgage loans that were funded by the repayments on short term federal funds extended to other financial institutions. Variable rate loans increased $2.2 million from $42.2 million at March 31, 1996, to $44.4 million at June 30, 1996.













The following table sets forth the maturity and repricing schedule of the loan portfolio at June 30, 1996:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
JUNE 30, 1996                        ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
_______________________________________________________________________________________
Maturity schedule:
Commercial, financial and others..... $ 4,615        $ 9,504       $  9,268    $ 23,387
Real estate:
  Construction.......................   2,094                                     2,094
  Mortgage...........................   3,437         19,628        142,022     165,087
Consumer, net........................   4,169         11,911          4,272      20,352
                                      _______        _______       ________    ________
    Total............................ $14,315        $41,043       $155,562    $210,920
                                      =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $27,014        $59,007       $ 80,491    $166,512
Floating or adjustable interest rates  44,408                                    44,408
                                      _______        _______       ________    ________
    Total............................ $71,422        $59,007       $ 80,491    $210,920
                                      =======        =======       ========    ========


ASSET QUALITY:

National and Pennsylvania unemployment rates for the second quarter of 1996 were at 5.3 percent and 5.7 percent, respectively. For the area served by the Company, unemployment rates were considerably higher. Lackawanna, Susquehanna, Wayne and Wyoming counties reported average unemployment rates in the second quarter of 1996 of 7.1 percent, 7.3 percent, 8.4 percent and 7.1 percent, respectively. With the exception of Wayne county, which declined slightly, all other counties served experienced a rise in such rates from year end 1995. In general, higher levels of unemployment normally would cause a deterioration of asset quality in the loan portfolio, however the Company had a reduction in the volume of nonperforming assets from $4.2 million or 1.96 percent of loans, net, at December 31, 1995, to $3.6 million or 1.69 percent at June 30, 1996. Nonperforming assets were constant as compared to the figures at March 31, 1996. Management believed the reduction of $616 in nonperforming assets was a reflection of an increase in the average weekly pay for manufacturing workers and reductions in interest rates charged for loans. The improvements in average weekly pay were a result of gains in the average weekly hours worked and the average hourly pay. The competitive loan pricing environment benefitted consumers by reducing their monthly costs to service outstanding debt.

The following table sets forth information concerning impaired and nonperforming loans and nonperforming assets at June 30, 1996, and December 31, 1995. The table includes all credits classified for regulatory purposes. Also included are all material credits that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms:

DISTRIBUTION OF NONPERFORMING ASSETS

                                                              JUNE 30,    DECEMBER 31,
                                                                1996         1995
______________________________________________________________________________________
Impaired loans:
Nonaccrual loans:
Commercial, financial and others............................... $  164          $  167
Real estate:
  Construction.................................................
  Mortgage.....................................................    966           1,164
Consumer, net..................................................
                                                                ______          ______
    Total nonaccrual loans.....................................  1,130           1,331
                                                                ______          ______
Restructured loans.............................................    243             262
                                                                ______          ______
    Total impaired loans.......................................  1,373           1,593
                                                                ______          ______

Loans past due 90 days or more:
Commercial, financial and others...............................    243             181
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,139           1,633
Consumer, net..................................................    289             336
                                                                ______          ______
    Total loans past due 90 days or more.......................  1,671           2,150
                                                                ______          ______
    Total nonperforming loans..................................  3,044           3,743
                                                                ______          ______
Other real estate..............................................    524             441
                                                                ______          ______
    Total nonperforming assets................................. $3,568          $4,184
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   0.65%           0.74%
Nonperforming loans as a percentage of loans, net..............   1.44            1.75
Nonperforming assets as a percentage of loans, net.............   1.69%           1.96%


The Company's recorded investment in impaired loans, consisting of nonaccrual and restructured loans, was $1,373 at June 30, 1996, $1,600 at March 31, 1996, and $1,593 at December 31, 1995. The $227 reduction in the second quarter of 1996 was primarily attributable to a decrease in the volume of nonaccrual loans secured by real estate. Approximately two-thirds of the reduction in such loans resulted from loan payoffs with the remainder attributable to other real estate transfers. The average recorded investment in impaired loans during the three and six months ended June 30, 1996, was $1,440 and $1,532, respectively. The average recorded investment in impaired loans for the comparable periods of 1995 was $1,542 and $1,572, respectively. Impaired loans included a $243 restructured loan to one commercial customer at June 30, 1996. Such credit continued to perform in accordance with its modified terms during the second quarter of 1996. Had such loans been current and the terms not modified, interest income on impaired loans would have been $26 and $42 for the second quarter and first half of 1996, respectively, and $22 and $52 for the same periods of 1995, respectively. Interest recognized on impaired loans amounted to $23 for the first six months of 1996 and $22 for the comparable period last year. For the quarter ended June 30, 1996 and 1995, interest recognized on impaired loans totaled $7 and $16, respectively. Cash received on impaired loans applied as a reduction of principal totaled $243 and $124 for the six months ended June 30, 1996 and 1995, respectively. For the quarter ended June 30, 1996 and 1995, cash receipts on impaired loans amounted to $202 and $110, respectively. There were no commitments to extend additional funds to such parties at June 30, 1996.

Accruing loans past due ninety days or more totaled $1,671 at June 30, 1996, $1,519 at March 31, 1996, and $2,150 at December 31, 1995. The slight deterioration of the loan portfolio, indicated by the $152 increase in past due loans during the second quarter of 1996, was attributable to cyclical trends. Nonperforming loans as a percentage of total loans, net, declined to 1.44 percent at June 30, 1996, from 1.48 percent and 1.75 percent at March 31, 1996, and December 31, 1995, respectively. The peer group's comparable ratio at June 30, 1996, was 1.70 percent.

The Company minimizes credit risk by conducting internal loan review and contracting with an external independent loan review company to perform such function annually. Such independent loan review aids management in identifying deteriorating financial conditions of borrowers, allowing them to assist customers in remedying these situations. The results of such review, completed during the second quarter of 1996, indicated a slight increase in the level of criticized assets as compared to the same period last year. Total criticized assets, consisting of classified and specially mentioned assets, as a percentage of total loans increased moderately from 4.7 percent in 1995 to 4.9 percent in 1996. As a percentage of Tier I capital plus the allowance for loan losses, total criticized assets represented 32.7 percent in 1995 as compared to 34.1 percent in 1996.

The allowance for loan losses account is established through charges to earnings in the form of a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account with subsequent recoveries, if any, being credited to the account. The allowance is maintained at a level believed by management to adequately absorb estimated potential credit losses. While historical loss experience provides a reasonable starting point in assessing the adequacy of the allowance account, management also considers a number of relevant factors likely to cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. Such factors include changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, loan review system, volumes of past due and classified loans, concentrations, borrowers' financial status, collateral value and other factors deemed relevant by management. In addition to management's assessment, various regulatory agencies, as an integral part of their routine annual examination process, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments concerning information available to them at the time of their examination.

In general, the allowance for loan losses account is available to absorb losses throughout the loan portfolio, although in some instances allocation is made for specific loans or groups of loans. Accordingly, the following table attempts to allocate this reserve among the major categories. However, it should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends:

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                                        JUNE 30,           DECEMBER 31,
                                                         1996                 1995
                                                    _______________    ________________
                                                           CATEGORY            CATEGORY
                                                               AS A                AS A
                                                               % OF                % OF
                                                    AMOUNT    LOANS     AMOUNT    LOANS
_______________________________________________________________________________________
Commercial, financial and others................... $1,358   11.09%     $1,358   19.45%
Real estate:
  Construction.....................................           0.99                0.47
  Mortgage.........................................  1,282   78.27       1,333   71.05
Consumer, net......................................  1,416    9.65       1,212    9.03
                                                    ______  ______      ______  ______
    Total.......................................... $4,056  100.00%     $3,903  100.00%
                                                    ======  ======      ======  ======

The following table sets forth a reconciliation of the allowance for loan losses account and illustrates the charge-offs and recoveries by major loan category for the quarter ended June 30, 1996:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                              JUNE 30,
                                                                                1996
______________________________________________________________________________________
Allowance for loan losses at beginning of period............................... $3,903
Loans charged-off:
Commercial, financial and others...............................................      7
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     22
Consumer, net..................................................................     21
                                                                                ______
    Total......................................................................     50
                                                                                ______

Loans recovered:
Commercial, financial and others...............................................      7
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     21
Consumer, net..................................................................     25
                                                                                ______
    Total......................................................................     53
                                                                                ______
Net loans charged-off..........................................................     (3)
                                                                                ______
Provision charged to operating expense.........................................    150
                                                                                ______
Allowance for loan losses at end of period..................................... $4,056
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding............   0.00%
Allowance for loan losses as a percentage of period end loans.................   1.92%

On a quarterly basis, the Company analyzes the adequacy of its allowance for loan losses account, in conjunction with its internal loan review and criticized asset identification system. Management analyzes the reasonableness of its allowance for loan losses account through utilizing the federal banking agency's analytical tool and compares such account against the sum of specified percentages, based on industry averages, applied to certain loan classifications. Based on the results of this regulatory calculation, management considered its allowance for loan losses account to be adequate to absorb potential losses.

The allowance for loan losses account was $4,056 at June 30, 1996, as compared to $3,960 at March 31, 1996. As a percentage of nonperforming loans, the allowance account covered 133.2 percent and 127.0 percent at June 30, 1996, and March 31, 1996, respectively. Relative to all nonperforming assets, the allowance account covered 113.7 percent at June 30, 1996, and 111.1 percent at March 31, 1996. The increased volume of the allowance for loan losses account was attributable to the Company recording a net recovery position and a continuation of monthly additions to such allowance through provisions charged to operations. The allowance for loan losses account as a percentage of period end loans was 1.92 percent at June 30, 1996. Although this ratio exceeds the peer group's ratio of 1.45 percent, management believed the monthly provision was justified as a result of increased loan demand as illustrated by the reduction of such ratio from the March 31, 1996, figure of 1.99 percent.

Included in the allowance account were amounts for impaired loans of $1,130, $1,342 and $1,331 at June 30, 1996, March 31, 1996, and December 31, 1995,
respectively. The related allowance for loan losses for these three periods was $623, $614 and $614, respectively. The recorded investment for which there was no related allowance for loan losses was $243 at June 30, 1996, $258 at March 31, 1996, and $262 at December 31, 1995.

Past due loans that have not been satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Subsequent recoveries, if any, are credited to the allowance account. Net recoveries were $3 compared to net chargeoffs of $37 for the six months ended June 30, 1996 and 1995, respectively.

Deposits:

For the quarter ended June 30, 1996, total deposits increased $7.5 million to $315.5 million from $308.0 million at March 31, 1996. This marked a reversal from the $9.1 million decline during the first quarter of 1996. The higher deposit level came primarily as a result of an increase in commercial money market accounts of $4.7 million and an increase in commercial interest checking accounts of $2.1 million. The majority of such increases resulted from deposits of local school districts. Although such deposits are considered core by regulatory definition, management considers such deposits to be volatile in nature. The cost of interest-bearing deposits declined from 4.75 percent for the first quarter of 1996 to 4.69 percent for the second quarter of 1996. The decline was primarily attributable to the Company being less aggressive in product pricing as it had sufficient liquidity available from maturing short-term credit extensions to other financial institutions to support loan demand. Despite the decline, the Company's average cost of funds at 4.72 percent for the six months ended June 30, 1996, exceeded that of the peer group at 4.28 percent. The unfavorable rate variance as compared to the peer group stemmed from the residual affects of the Company's prior year liquidity position along with historically having a greater mix of higher costing retail certificates of deposit. Such deposits accounted for 50.3 percent of the Company's deposit mix in 1996 as compared to 34.8 percent for the peer group.

The Company is analyzing its pricing strategies in light of current conditions. Factors such as an increase in general market rates, higher loan demand and tighter liquidity position are all being taken into consideration in making decisions for future actions regarding deposit pricing.

The following table sets forth the average amount of and the rate paid on the major classifications of deposits for the six months ended June 30, 1996, and June 30, 1995:

DEPOSIT DISTRIBUTION

                                                  JUNE 30,               JUNE 30,
                                                    1996                   1995
                                              _________________      _________________
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
______________________________________________________________________________________
Interest-bearing:
Money market accounts....................... $ 18,209      2.85%    $ 22,443      3.63%
NOW accounts................................   15,813      1.98       15,259      1.96
Savings accounts............................   67,205      2.94       73,775      3.23
Time less than $100.........................  157,351      5.74      147,804      5.63
Time $100 or more...........................   27,943      6.02       30,368      5.90
                                             ________               ________
  Total interest-bearing....................  286,521      4.72%     289,649      4.70%
Noninterest-bearing.........................   26,042                 23,286
                                             ________               ________
  Total deposits............................ $312,563               $312,935
                                             ========               ========


Average volumes of noninterest-bearing deposits increased from $23.3 million for the six months ended June 30, 1995, to $26.0 million for the comparable period of 1996. Such volumes as a percentage of average assets lagged behind the local peer group average of 12.6 percent, which effectively increased the Company's cost of funds.

Volatile liabilities, time deposits in denominations of $100 or more, declined from $28.6 million at March 31, 1996, to $23.3 million at June 30, 1996. Such decline resulted from management's decision to compete less aggressively for these higher priced deposit products based on the Company's improved liquidity position. The Company's average cost of such deposits fell slightly to 6.0 percent from 6.1 percent at year end 1995. The following table sets forth maturities of time deposits of $100 or more for June 30, 1996, and December 31, 1995:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                               JUNE 30,    DECEMBER 31,
                                                                 1996          1995
_______________________________________________________________________________________
Within three months.........................................    $ 5,007         $ 6,466
After three months but within six months....................      6,637           6,646
After six months but within twelve months...................      5,450           8,590
After twelve months.........................................      6,186           7,982
                                                                _______         _______
  Total.....................................................    $23,280         $29,684
                                                                =======         =======


INTEREST RATE SENSITIVITY:

Interest rate sensitivity management attempts to limit, and to the extent possible, control the effects interest rate fluctuations have on net interest income. The responsibility of such management has been delegated to the Asset Liability Management Committee ("ALCO"). Specifically, ALCO utilizes a number of computerized modeling techniques to monitor and attempt to control influences that market changes have on the Company's rate sensitive assets and liabilities. One such technique utilizes a static gap report, which attempts to measure the Company's interest rate exposure by calculating the net amount of rate sensitive assets ("RSA") and rate sensitive liabilities ("RSL") that reprice within specific time intervals. A positive gap, indicated by an RSA/RSL ratio greater than 1.0, means that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

The following table sets forth the Company's interest rate sensitivity gap position. The distributions in the table are based on a combination of maturities, repricing frequencies and prepayment patterns. Variable rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows assuming there is no change in the current interest rate environment:

INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
JUNE 30, 1996                   THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
_____________________________________________________________________________________________________________
Rate sensitive assets:
Investment securities............... $26,871           $ 14,276         $ 40,920        $  32,855    $114,922
Loans, net of unearned income.......  45,023             26,399           59,007           80,491     210,920
Interest-bearing deposits...........      47                                                               47
Federal funds sold..................   8,100                                                            8,100
                                     _______           ________         ________        _________    ________
  Total............................. $80,041           $ 40,675         $ 99,927        $ 113,346    $333,989
                                     =======           ========         ========        =========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 19,863                                      $ 19,863
NOW accounts........................                     17,264                                        17,264
Savings accounts....................                                    $ 67,966                       67,966
Time deposits less than $100........ $31,931             56,466           68,965        $      39     157,401
Time deposits $100 or more..........   5,007             12,087            6,186                       23,280
Other borrowings....................   3,000                                                   47       3,047
                                     _______           ________         ________        _________    ________
  Total............................. $39,938           $105,680         $143,117        $      86    $288,821
                                     =======           ========         ========        =========    ========

Rate sensitivity gap:
  Period............................ $40,103           $(65,005)        $(43,190)       $ 113,260
  Cumulative........................ $40,103           $(24,902)        $(68,092)       $  45,168    $ 45,168

RSA/RSL ratio:
  Period............................    2.00               0.38             0.70         1,317.98
  Cumulative........................    2.00               0.83             0.76             1.16        1.16


During the second quarter of 1996, the ratio of cumulative one year rate sensitive assets to rate sensitive liabilities fell to 0.83 compared to 0.87 at March 31, 1996. Based upon the guidelines set forth in the Company's asset/liability management policy, this ratio fell within the 0.7 and 1.3 deemed by management to be acceptable. Such decline resulted from management placing maturing funds from short-term credit extensions into residential mortgages.
The Company experienced an increase in the three month ratio to 2.00 at June 30, 1996, from 1.79 at March 31, 1996. Such increase was primarily attributable to a higher volume of investment securities that will mature during the third quarter of 1996. Such ratio was also affected by a reduction in the volume of short-term commercial time deposits as management was less aggressive in competing for these higher costing funds. The Company was liability rate sensitive for the cumulative one year period based on the results of the June 30, 1996, static gap report meaning that an increase in general market rates will have an adverse impact on net interest income. Conversely, a decline in general market rates would have a positive impact on net interest income.
Static gap analytics does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes will not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the table presents a one-day position; variations occur daily as the Company adjusts its rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of the Company's asset/liability management policy assigns money market and NOW accounts to the due after three but within twelve months repricing interval. In reality, these items may reprice less frequently and in different magnitudes than changes in general interest rate levels.

As a result of the static gap report's failure to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. Such model creates pro forma net interest income scenarios under various interest rate assumptions ("shocks"). Model results from June 30, 1996, indicated similar results to those indicated by the static gap model. A decline in net interest income of
5.4 percent is expected if interest rates rise 100 basis points. Conversely, a 100 basis point decline in market rates would cause a 5.3 percent increase in net interest income.

Inflation impacts financial institutions differently than it does commercial and industrial companies that have significant investments in fixed assets and inventories. Most of the Company's assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact of inflation on the Company, however management believes that its exposure to inflation can be ameliorated through asset/liability management.

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

Management took significant steps in 1995 toward improving the Company's liquidity position through the investment portfolio reconstitution. Such improvement was evidenced by the ratio of temporary investments to volatile liabilities and the ratio of volatile liabilities less temporary investments to total assets less temporary investments. At June 30, 1996, such ratios were
153.5 percent and negative 0.40 percent, respectively, compared to 42.3 percent and 5.0 percent at June 30, 1995.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash and due from banks and federal funds sold, declined $4.6 million in the first six months of 1996. Net cash provided by operating activities totaled $2,322 primarily due to the Company's net income of $2,002.

Net cash used in investing activities was the major component of the net decrease in cash and cash equivalents and amounted to $4,892 at June 30, 1996. Such decrease was primarily a result of investment purchases of $14,038 as management chose to invest funds not utilized in lending to purchase securities with short average lives as a means to meet future loan demand. Partially offsetting this decline were repayments on investment securities totaling $5,877 and repayments on term federal funds extended to other banking institutions.

Net cash used in financing activities aggregated $2,047 for the first six months of 1996. The primary cause of such reduction was a decrease of $1,634 in deposits for the first half of the year as the Company's improved liquidity position led to management's choice to be less aggressive in deposit pricing.

CAPITAL ADEQUACY:

The Company's stockholders' equity had a slight improvement as net income of $2,002 for the first half of the year less dividends of $249 was offset by a $915 change in the net unrealized holding adjustment. The Company reported a net unrealized gain of $780 at December 31, 1995, and a net unrealized loss of $135 at June 30, 1996. Such adjustment was well below the depreciation experienced in past years as a direct result of the risk mitigation accomplished by the 1995 portfolio restructuring. The second quarter dividend of $132 or $.06 per share represented a 12.8 percent increase over the dividend declared in the first quarter of 1996. Cash dividends declared during the first six months of 1996 were $249 or $.11 per share. Comparatively, the Company declared no dividends during the first six months of 1995 as a result of the supervisory action of the Federal Reserve Bank of Philadelphia ("FRB"). Such action was terminated by the FRB on February 16, 1996. Cash dividends as a percentage of net income for the six months ended June 30, 1996, was 12.4 percent. Presently, the Board of Directors intends to pay dividends in the future. However, these decisions are based on operating results, financial and economic decisions, capital needs, growth objectives, appropriate dividend restrictions related to the Company and its subsidiary and other relevant factors.

The following table sets forth the risk-adjusted core and total capital calculations at June 30, 1996 and December 31, 1995:

RISK-ADJUSTED CAPITAL

                                                                                      JUNE 30,  DECEMBER 31,
                                                                                        1996       1995
____________________________________________________________________________________________________________
Tier I capital....................................................................... $ 26,733      $ 24,845
Tier II capital......................................................................    2,402         2,203
                                                                                      ________      ________
  Total capital...................................................................... $ 29,135      $ 27,048
                                                                                      ========      ========

Risk-adjusted assets................................................................. $185,200      $170,089
Risk-adjusted off-balance sheet items................................................    5,277         4,489
Adjusted average assets for Leverage ratio........................................... $344,604      $357,410

Tier I capital as a percentage of risk-adjusted assets and off-balance sheet items...     14.0%         14.2%

Total of Tier I and Tier II capital as a percentage of risk-adjusted assets and off-
 balance sheet items.................................................................     15.3          15.5

Tier I capital as a percentage of total average assets less goodwill.................      7.8%          7.0%


The Company exceeded all relevant regulatory capital measurements at June 30, 1996, and was considered "well capitalized." Regulatory agencies define institutions not under a written directive to maintain certain capital levels as "well capitalized" if they exceed the following: Tier I risk-based ratio of 6.0 percent, Total risk-based ratio of 10.0 percent and Leverage ratio, defined as Tier I capital to total average assets less goodwill, of 5.0 percent. The Company reported an improvement in its capital level during the second quarter as indicated by an increase in its Leverage ratio from 7.5 percent at March 31, 1996, to 7.8 percent at June 30, 1996.

REVIEW OF FINANCIAL PERFORMANCE:

The Company's net income surpassed $1.0 million for the second consecutive quarter resulting in year-to-date earnings of $2,002 or $0.91 per share. The returns on average total assets and stockholders' equity were 1.16 percent and
14.49 percent, respectively, for the first half of 1996. The favorable earnings are attributable to increases in the net interest margin and noninterest income and reductions in noninterest expenses. For the three and six months ended June 30, 1995, the Company reported net losses of $258 and $1,026, respectively.
Such losses resulted from the realization of net losses of $1,885 on the sale of available for sale securities in conjunction with the investment portfolio's reconstitution.

NET INTEREST INCOME:

The Company derives its largest source of operating income from net interest income. Net interest income is defined as the amount by which interest and fees on loans and other investments exceeds interest expense incurred on deposits and other funding sources used to support such assets. Net interest margin is the percentage of net interest income on a tax- equivalent basis to average earning assets. Changes in volumes and rates of earning assets and liabilities, in response to changes in general market rates, are the primary factors affecting net interest income. Additional factors influencing the level of net interest income include the composition of earning assets and interest-bearing liabilities and the level of nonperforming assets.

Net interest income on a tax-equivalent basis rose 5.3 percent from $6,101 for the six months ended June 30, 1995, to $6,424 for the same period of 1996. Such increase came almost entirely due to the Company's improved net interest margin. For the first six months of 1996, the Company's net interest margin was 3.87 percent as compared to 3.46 percent for the comparable period of 1995. Such improvement resulted from the increase in the earning assets yield combined with the decrease in the cost of funds. Earning assets yield increased from 7.75 percent to 7.97 percent while the cost of funds declined from 4.84 percent to
4.72 percent, resulting in a positive rate variance of $315. The improved loan yields accounted for the majority of the positive rate variance as they increased from 8.77 percent for the first six months of 1995 to 8.91 percent for the same period of 1996. The cost of funds decline resulted from the Company's less aggressive deposit product pricing in light of the improved liquidity position.

For the quarter ended June 30, 1996, net interest income on a tax-equivalent basis increased $240 compared to the same period of 1995. This positive variance resulted from circumstances similar to those given for the six month period. An improved net interest margin resulting from the increased earning assets yield coupled with the decline in the cost of funds provided the foundation for the improvement over the comparable three month periods of June 30, 1996, and June 30, 1995, respectively. The Company's net interest margin may tighten during the final half of 1996 as a result of higher costs of attracting funds to support the increased loan demand and the general rise in interest rates.

Management analyzes interest income and interest expense by segregating volume and rate components of earning assets and interest-bearing liabilities. The following table demonstrates the impact changes in the interest rates earned and paid on assets and liabilities, along with changes in the volume of earning assets and interest-bearing liabilities, have on net interest income. Earning asset averages include nonaccrual loans. Investment averages include available for sale securities at amortized cost. Investment securities and loans are adjusted to a tax- equivalent basis using a 34.0 percent statutory tax rate.
The net change attributable to the combined impact of rate and volume is allocated proportionately to the change due to rate and the change due to volume:





NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                            JUNE 30,                 JUNE 30,
                                          1996 VS. 1995            1996 VS. 1995
                                       INCREASE (DECREASE)      INCREASE (DECREASE)
                                         ATTRIBUTABLE TO          ATTRIBUTABLE TO
                                      _____________________   ________________________
                                      TOTAL                    TOTAL
                                      CHANGE   RATE  VOLUME    CHANGE   RATE    VOLUME
                                      ______   ____  ______   _______  _____   _______
Interest income:
Loans:
  Taxable............................. $ 363  $  26   $ 337   $   867  $ 184   $   683
  Tax-exempt..........................   (36)   412    (448)      (33)   216      (249)
Investments:
  Taxable.............................  (945)   (58)   (887)   (1,999)   (79)   (1,920)
  Tax-exempt..........................   287   (260)    547       566    (61)      627
Interest-bearing deposits with banks..    (2)            (2)       (1)     2        (3)
Federal funds sold....................    44    (18)     62       166     (3)      169
                                       _____  _____   _____   _______  _____  ________
    Total interest income.............  (289)   102    (391)     (434)   259      (693)
                                       _____  _____   _____   _______  _____  ________

Interest expense:
Money market accounts.................   (80)   (23)    (57)     (146)   (78)      (68)
NOW accounts..........................     6      4       2         8      2         6
Savings accounts......................   (68)   (18)    (50)     (197)   (99)      (98)
Time deposits less than $100..........    51    (38)     89       364     85       279
Time deposits $100 or more............   (65)    (3)    (62)      (52)    47       (99)
Short-term borrowings.................  (343)          (343)     (677)            (677)
Long-term debt........................   (30)    (3)    (27)      (57)   (13)      (44)
                                       _____  _____   _____   _______  _____  ________
    Total interest expense............  (529)   (81)   (448)     (757)   (56)     (701)
                                       _____  _____   _____   _______  _____  ________
    Net interest income............... $ 240  $ 183   $  57   $   323  $ 315  $      8
                                       =====  =====   =====   =======  =====  ========






















The following table sets forth a summary of net interest income for major categories of earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME

                                                        JUNE 30, 1996                   JUNE 30, 1995
                                              _____________________________    ____________________________
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                              _________  ________  ________    ________  ________  ________
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $209,122   $ 9,262      8.91%   $191,815  $  8,395      8.83%
  Tax-exempt..................................    3,469       162      9.39       5,593       195      7.03
Investments:
  Taxable.....................................   78,458     2,116      5.42     135,993     4,115      6.10
  Tax-exempt..................................   35,029     1,474      8.46      20,726       908      8.83
Interest-bearing deposits with banks..........      115         5      8.74         154         6      7.86
Federal funds sold............................    7,244       197      5.47       1,092        31      5.72
                                               ________    ______              ________   _______
    Total earning assets......................  333,437    13,216      7.97%    355,373    13,650      7.75%
Less:  allowance for loan losses..............    3,969                           3,756
Other assets..................................   16,731                          12,358
                                               ________                        ________
    Total assets.............................. $346,199                        $363,975
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 18,209       258      2.85%   $ 22,443       404      3.63%
NOW accounts..................................   15,813       156      1.98      15,259       148      1.96
Savings accounts..............................   67,205       984      2.94      73,775     1,181      3.23
Time deposits less than $100..................  157,351     4,491      5.74     147,804     4,127      5.63
Time deposits $100 or more....................   27,943       837      6.02      30,368       889      5.90
Short-term borrowings.........................                                   20,009       677      6.82
Long-term debt................................    3,047        66      4.36       5,049       123      4.91
                                               ________   _______              ________   _______
    Total interest-bearing liabilities........  289,568     6,792      4.72%    314,707     7,549      4.84%
Noninterest-bearing deposits..................   26,042                          23,286
Other liabilities.............................    2,815                             585
Stockholders' equity..........................   27,774                          25,397
                                               ________   _______              ________   _______
    Total liabilities and stockholders' equity $346,199     6,792              $363,975     7,549
                                               ========   _______              ========   _______
    Net interest/income spread................            $ 6,424      3.25%              $ 6,101      2.91%
                                                          =======                         =======
    Net interest margin.......................                         3.87%                           3.46%
Tax equivalent adjustments:
Loans.........................................            $    55                         $    66
Investments...................................                501                             309
                                                          _______                         _______
    Total adjustments.........................            $   556                         $   375
                                                          =======                         =======


















Note: Average balance was calculated using average daily balances and includes nonaccrual loans. Available for sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $437 at June 30, 1996, and an average unrealized holding loss of $5,018 at June 30, 1995, included in other assets. Tax equivalent adjustment was calculated using the prevailing statutory rate of 34.0 percent.

PROVISION FOR LOAN LOSSES:

The Company's provision for loan losses was $150 for the six months ended June 30, 1996, a decrease of $135 compared to the same period of 1995. Such reduction was a result of management's assessment of the adequacy of the Company's allowance for loan losses account. The provision was constant at $75 for the comparable second quarters of 1996 and 1995. Although the Company experienced a lower level of nonperforming assets at June 30, 1996, as compared to the same period last year, management believes the standard monthly charge to operations is justified as a result of the increased loan demand.

NONINTEREST INCOME:

Noninterest income totaled $681 for the six months ended June 30, 1996, an increase of $1,952 as compared to the same period last year. The significant increase is due to the Company incurring $1,885 of losses on the disposition of available for sale securities in 1995. Such losses were a result of completing the initial phase of the investment portfolio reconstitution plan accomplished during the second and third quarters of 1995. Service charges, fees and commissions increased $94 or 15.3 percent from $614 for the first half of 1995 to $708 for the same period of 1996. An adjustment in general service charges on deposit accounts effective April 1, 1996, was the primary reason for such increase. The Company's service charge structure, last adjusted in 1993, continues to provide customers with exceptional value as it is below or equal to rates charged for comparable services offered by competitors. The net investment securities losses of $27 for the six months ended June 30, 1996, resulted from the disposition of three variable rate collaterized mortgage obligations with a carrying value of $897. The investment committee decided to dispose of such investments after reassessing their appropriateness with respect to their structure, composition and characteristics in line with future investment goals. For the quarter ended June 30, 1996, noninterest income totaled $345 as compared to a loss of $1,599 for the same period last year.
Such increase can be explained from reasons similar to those stated for the year-to-date results.

NONINTEREST EXPENSE:

Noninterest expense totaled $3,845 for the six months ended June 30, 1996, a reduction of $605 or 13.6 percent as compared to the same period last year. The net overhead to average assets ratio for the first half of 1996 decreased to 1.8 percent in comparison to 2.1 percent for the corresponding period of 1995. Such level is below the 2.7 percent overhead ratio experienced by the Company's peer group. Productivity is also measured by the operating efficiency ratio. Such ratio is defined as noninterest expense, excluding other real estate expense, as a percentage of net interest income and noninterest income less nonrecurring gains and losses. The Company's operating efficiency ratio for the first six months of 1996 was 57.9 percent compared to 66.0 percent for the same period of 1995 as a result of the improved level of noninterest expense.

Salaries and benefits represented 50.5 percent of noninterest expenses for the first six months of 1996 and amounted to $1,943, a $278 or 12.5 percent decrease compared to the same period of 1995. The majority of such difference was attributable to the Company's Board of Directors exercising its termination option of the President and Chief Executive Officer's written employment agreement in the second quarter of 1995. The cost of exercising such option approximated $204.

Net occupancy and equipment expenses aggregated $641 for the first half of 1996, representing a $33 or 5.4 percent increase over the same period 1995. The increase was primarily attributable to increased costs associated with the maintenance of equipment used in normal bank operations.

Other expenses amounted to $1,261 for the first six months of 1996, a $360 or
22.2 percent decrease compared to the same period of 1995. The largest influence on such decrease was a reduction in Federal Deposit Insurance Corporation ("FDIC") premiums paid by the Company. Under the new rate structure approved by the FDIC Board of Directors's on November 14, 1995, and put into effect January 1, 1996, the Company will pay the $2 annual minimum for FDIC insurance based upon its current risk characteristics. Such rating accounted for a $313 decline in FDIC insurance to $47 for the first six months of 1996 compared to $360 for the same period of 1995. The Company also experienced a significant decline in legal and consulting expenses for the six months ended June 30, 1996, compared to the same period of 1995 as a result of the removal of FRB supervisory action in the first quarter of 1996. Such expenses declined $110 from $194 for the first half of 1995 to $84 for the same period of 1996.

For the quarter ended June 30, 1996, the Company experienced a decline in noninterest expenses of $455 in comparison to the same period of 1995. Such decline resulted from reasons similar to those stated for the year to date decreases.










The following table sets forth the major components of noninterest expenses for the three months and six months ended June 30, 1996 and 1995:

NONINTEREST EXPENSES

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                  1996       1995        1996      1995
_______________________________________________________________________________________
Salaries and employee benefits expense:
Salaries and payroll taxes..................... $  823     $1,029      $1,629    $1,841
Employee benefits..............................    158        190         314       380
                                                ______     ______      ______    ______
  Salaries and employee benefits expense.......    981      1,219       1,943     2,221
                                                ______     ______      ______    ______

Net occupancy and equipment expense:
Net occupancy expense..........................    155        170         321       348
Equipment expense..............................    159        126         320       260
                                                ______     ______      ______    ______
  Net occupancy and equipment expense..........    314        296         641       608
                                                ______     ______      ______    ______

Other noninterest expenses:
Marketing expense..............................     46         63         119       105
Other taxes....................................     56         51         112       105
Stationery and supplies........................     75         86         125       119
Contractual services...........................    244        316         461       497
Insurance including FDIC assessment............     31        189          67       392
Other..........................................    211        193         377       403
                                                ______     ______      ______    ______
  Other noninterest expenses...................    663        898       1,261     1,621
                                                ______     ______      ______    ______
    Total noninterest expense.................. $1,958     $2,413      $3,845    $4,450
                                                ======     ======      ======    ======


INCOME TAXES:

The Company's effective tax rates for the three and six months ended June 30, 1996, were 21.5 percent and 21.6 percent, respectively. The peer group's effective tax rate for the first half of 1996 was 23.4 percent. The favorable tax rate as compared to the peer group is a result of the Company earning higher amounts of tax-exempt revenue. In addition, the lower tax rate reflects the impact of recognizing tax credits on the Company's limited partnership interest in a residential housing program for elderly and low-to moderate-income households. The Company recognized $36 of investment tax credits during the first half of 1996.

The Company reported tax benefits of $253 and $22 for the three and six months ended June 30, 1995. Such benefits were a direct result of realizing losses on investment dispositions of $1,885 during the second quarter of 1995.








COMM BANCORP, INC.
OTHER INFORMATION_______________________________________________________________

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          NONE

ITEM 2.   CHANGES IN SECURITIES
          NONE

ITEM 3.   DEFAULTS OF SENIOR SECURITIES
          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          At the Company's annual meeting of stockholders held on June 7, 1996, for which proxies were solicited pursuant to Section 14 under the Securities Exchange Act of 1934, the following matters were voted upon by stockholders.

          1.   To fix the number of directors to be elected at nine (9);

          2. To elect nine (9) directors to serve for a one-year term and until their successors are duly elected and qualified;

          3. To ratify the selection of Kronick Kalada Berdy & Co. of Kingston, Pennsylvania, Certified Public Accountants, as the independent auditors for the Company for the year ending December 31, 1996.

          All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

          Nominee                           For         Against
          ______________________         _________      ________
          David L. Baker                 1,649,674       6,260
          Donald R. Edwards, Sr.         1,651,654       6,260
          William F. Farber, Sr.         1,643,884       6,260
          Judd B. Fitze                  1,653,154       6,260
          John P. Kameen                 1,652,454       5,820
          William B. Lopatofsky          1,653,154       5,820
          J. Robert McDonnell            1,653,154       5,820
          Joseph P. Moore, Jr.           1,649,704       6,060
          Eric Stephens                  1,653,154       6,020







COMM BANCORP, INC.
OTHER INFORMATION (CONTINUED)___________________________________________________

          Matter numbers one and three were approved by stockholders at the meeting. The votes cast on each of those matters were as follows:

          Matter               For          Against
          __________        _________      __________
             1              1,672,873        56,217
             3              1,722,670         6,420


ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  NONE
          (b)  Reports on Form 8-K during the quarter

               April 1, 1996 - The following events were reported:

               Item 5. - An amendment to the Amended Articles of Incorporation became effective April 1, 1996, in order to increase the aggregate number of shares that Comm Bancorp, Inc. has the authority to issue to twelve million (12,000,000) shares of common stock with a par value of thirty-three cents ($0.33) per share, and thereby effectuating a three-for-one (3 for 1) stock split.

               Item 7.(c) - Form of Press Release that Comm Bancorp, Inc. has effectuated a three-for-one (3 for 1) stock split as of April 1, 1996.

               May 14, 1996 - The following event was reported:

               Item 7.(c) - (3)(i) Articles of incorporation of the Company, as amended as of March 31, 1996.

               June 13, 1996 - The following events were reported:

               Item 5. - Comm Bancorp, Inc. will begin trading on the Nasdaq National Stock Market on June 17, 1996. See Form of Press Release attached hereto as an exhibit.

               Item 7.(c) - Form of Press Release that Comm Bancorp, Inc. announced it will begin trading on the Nasdaq National Stock Market on June 17, 1996.























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





                                       Registrant, Comm Bancorp, Inc.



Date August 1, 1996                    /s/ David L. Baker
     ______________                    _________________________________________
                                       David L. Baker
                                       Chief Executive Officer





Date August 1, 1996                    /s/ Scott A. Seasock
     ______________                    _________________________________________
                                       Scott A. Seasock
                                       Chief Financial Officer