Form 10-Q
period 1996-09-30
COMM BANCORP INC
filed 1996-11-12
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the quarterly period ended SEPTEMBER 30, 1996
                               __________________

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from             to
                              _____________  ___________________________________


Commission file number          0-17455
                              _____________

                                  COMM BANCORP, INC.
________________________________________________________________________________
                (Exact name of registrant as specified in its charter)


PENNSYLVANIA                                                 23-2242292
______________________________________             _____________________________
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification Number)


521 MAIN STREET, FOREST CITY,  PA                            18421
________________________________________           _____________________________
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code           (717) 785-3181
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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,200,080 AT NOVEMBER 6, 1996, reflecting a 3 for 1 stock split effective April 1, 1996.









                                    Page 1 of 33


                                 COMM BANCORP, INC.
                                      FORM 10-Q

                                 SEPTEMBER 30, 1996

                                        INDEX



CONTENTS                                                         PAGE NO.

PART I.  FINANCIAL INFORMATION:

  ITEM 1:

     Consolidated Statements of Income - For the Three Months and
      Nine Months Ended September 30, 1996 and 1995...............   3

     Consolidated Balance Sheets - September 30, 1996, and
      December 31, 1995...........................................   4

     Consolidated Statement of Changes in Stockholders' Equity
      For the Nine Months Ended September 30, 1996................   5

     Consolidated Statements of Cash Flows For the Nine Months
      Ended September 30, 1996 and 1995...........................   6

     Notes to Consolidated Financial Statements...................   7


  ITEM 2:

     Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................   8


PART II. OTHER INFORMATION:

  ITEMS 1-6:

     Other Information............................................  32

     Signature Page...............................................  33











COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME_______________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                                       1996       1995      1996       1995
___________________________________________________________________________________________________________
INTEREST INCOME:
Interest and fees on loans:
  Taxable.......................................................... $ 4,564    $ 4,320   $13,826    $12,715
  Tax-exempt.......................................................     102         59       209        188
Interest on investment securities held to maturity:
  Taxable..........................................................              1,244                3,830
  Tax-exempt.......................................................                296                  895
Interest and dividends on investment securities available for sale:
  Taxable..........................................................     983        384     3,046      1,876
  Tax-exempt.......................................................     501                1,474
  Dividends........................................................      26         54        79         91
Interest on deposits with banks....................................       1          4         6         10
Interest on federal funds sold.....................................      54        292       251        323
                                                                    _______    _______   _______    _______
    Total interest income..........................................   6,231      6,653    18,891     19,928
                                                                    _______    _______   _______    _______

INTEREST EXPENSE:
Interest on deposits...............................................   3,322      3,695    10,048     10,444
Interest on short-term borrowings..................................       1                    1        677
Interest on long-term debt.........................................      26         62        92        185
                                                                    _______    _______   _______    _______
    Total interest expense.........................................   3,349      3,757    10,141     11,306
                                                                    _______    _______   _______    _______
    Net interest income............................................   2,882      2,896     8,750      8,622
Provision for loan losses..........................................      75         75       225        360
                                                                    _______    _______   _______    _______
    Net interest income after provision for loan losses............   2,807      2,821     8,525      8,262
                                                                    _______    _______   _______    _______

NONINTEREST INCOME:
Service charges, fees and commissions..............................     389        271     1,097        885
Net investment securities losses...................................     (31)    (2,508)      (58)    (4,393)
                                                                    _______    _______   _______    _______
    Total noninterest income (loss)................................     358     (2,237)    1,039     (3,508)
                                                                    _______    _______   _______    _______

NONINTEREST EXPENSE:
Salaries and employee benefits expense.............................     826        998     2,769      3,219
Net occupancy and equipment expense................................     285        304       926        912
Other expenses.....................................................     579        682     1,840      2,303
                                                                    _______    _______   _______    _______
    Total noninterest expense......................................   1,690      1,984     5,535      6,434
                                                                    _______    _______   _______    _______
Income (loss) before income taxes..................................   1,475     (1,400)    4,029     (1,680)
Provision for income tax expense (benefit).........................     326       (889)      878       (911)
                                                                    _______    _______   _______    _______
    Net income (loss).............................................. $ 1,149    $  (511)  $ 3,151    $  (769)
                                                                    =======    =======   =======    =======



PER SHARE DATA:
Net income (loss).................................................. $  0.52    $ (0.23)  $   1.43   $ (0.35)
Cash dividends declared............................................ $  0.06    $  0.08   $   0.17   $  0.08
Average common shares.............................................. 2,200,080  2,200,080 2,200,080  2,200,080











See notes to consolidated financial statements.





COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS_____________________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                    1996            1995
                                                                               _____________    ____________
ASSETS:
Cash and due from banks............................................................ $  8,918        $  6,864
Interest-bearing deposits with banks...............................................        8             116
Federal funds sold.................................................................                   15,100
Investment securities available for sale...........................................  106,336         108,706
Loans, net of unearned income......................................................  226,556         213,835
  Less: allowance for loan losses..................................................    4,048           3,903
                                                                                    ________        ________
Net loans..........................................................................  222,508         209,932
Premises and equipment, net........................................................    3,107           3,070
Accrued interest receivable........................................................    2,558           2,872
Other assets.......................................................................    4,318           4,288
                                                                                    ________        ________
    Total assets................................................................... $347,753        $350,948
                                                                                    ========        ========

LIABILITIES:
Deposits:
  Noninterest-bearing.............................................................. $ 26,763        $ 25,423
  Interest-bearing.................................................................  288,001         291,676
                                                                                    ________        ________
    Total deposits.................................................................  314,764         317,099
Long-term debt.....................................................................       46           3,048
Accrued interest payable...........................................................    1,788           1,761
Other liabilities..................................................................    1,106           1,145
                                                                                    ________        ________
    Total liabilities..............................................................  317,704         323,053
                                                                                    ________        ________


STOCKHOLDERS' EQUITY:
Common stock, par value $0.33 authorized 12,000,000 shares, issued and outstanding
 2,200,080 shares..................................................................      726             733
Capital surplus....................................................................    6,317           6,310
Retained earnings..................................................................   22,842          20,072
Net unrealized holding gain on available for sale securities.......................      164             780
                                                                                    ________        ________
    Total stockholders' equity.....................................................   30,049          27,895
                                                                                    ________        ________
    Total liabilities and stockholders' equity..................................... $347,753        $350,948
                                                                                    ========        ========
























See notes to consolidated financial statements.






COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY_______________________ (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  NET UNREALIZED         TOTAL
                                                   COMMON   CAPITAL   RETAINED    GAIN (LOSS) ON  STOCKHOLDERS'
                                                    STOCK   SURPLUS   EARNINGS        SECURITIES        EQUITY
______________________________________________________________________________________________________________
BALANCE, DECEMBER 31, 1995.......................... $733    $6,310    $20,072             $ 780       $27,895
Net income..........................................                     3,151                           3,151
Dividends declared: $0.17 per share.................                      (381)                           (381)
Net change in unrealized adjustment on securities...                                        (616)         (616)
Three-for-one stock split...........................   (7)        7
                                                     ____    ______    _______             _____       _______
BALANCE, SEPTEMBER 30, 1996......................... $726    $6,317    $22,842             $ 164       $30,049
                                                     ====    ======    =======             =====       =======




















































See notes to consolidated financial statements.
COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS___________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30                                                                1996      1995
____________________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................................................ $  3,151  $   (769)
Adjustments:
  Provision for loan losses..............................................................      225       360
  Depreciation and amortization..........................................................      536       477
  Amortization of loan fees..............................................................     (163)     (133)
  Deferred income tax (benefit)..........................................................     (599)    1,904
  Losses on sale of investment securities available for sale.............................       58     4,393
  Gains on sale of other real estate.....................................................       (2)
Changes in:
    Interest receivable..................................................................      314       234
    Other assets.........................................................................      699    (3,231)
    Interest payable.....................................................................       27       336
    Other liabilities....................................................................      123       428
                                                                                          ________  ________
      Net cash provided by operating activities..........................................    4,369     3,999
                                                                                          ________  ________

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities.....................................    1,463    27,621
Proceeds from repayments of investment securities:
  Held to maturity.......................................................................              2,970
  Available for sale.....................................................................   19,411     3,003
Purchases of investment securities:
  Held to maturity.......................................................................               (179)
  Available for sale.....................................................................  (19,385)  (10,885)
Net receipts (disbursements) from lending activities.....................................  (12,888)    1,276
Proceeds from sale of other real estate..................................................      273       357
Purchases of premises and equipment......................................................     (409)     (495)
                                                                                          ________  ________
      Net cash provided by (used in) investing activities................................  (11,535)   23,668
                                                                                          ________  ________

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts............................    2,154   (10,900)
  Time deposits..........................................................................   (4,489)   18,911
  Short-term borrowings..................................................................            (15,956)
  Payments on long-term debt.............................................................   (3,002)       (2)
  Cash dividends paid....................................................................     (543)     (456)
                                                                                          ________  ________
      Net cash used in financing activities..............................................   (5,880)   (8,403)
                                                                                          ________  ________
      Net increase (decrease) in cash and cash equivalents...............................  (13,046)   19,264
      Cash and cash equivalents at beginning of year.....................................   21,964     6,783
                                                                                          ________  ________
      Cash and cash equivalents at end of period......................................... $  8,918  $ 26,047
                                                                                          ========  ========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest............................................................................... $ 10,114  $ 10,970
  Income taxes...........................................................................    1,034       114
Noncash items:
  Transfer of loans to other real estate.................................................      250       224
  Transfer of investments to investments available for sale..............................            105,799
  Change in net unrealized loss (gain) on available for sale securities..................      616    (4,824)
  Cash dividends declared................................................................ $    381  $    169







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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under generally accepted accounting principles, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 1995.

2. PER SHARE DATA:

Per share data has been adjusted to reflect a three-for-one stock split effective April 1, 1996.

3. EMPLOYEE BENEFIT PLAN:

The Company discontinued its deferred compensation plan for certain senior management employees during the third quarter of 1996, which resulted in a reduction in noninterest expense of $159. Income taxes were increased by $54 as a result of this transaction.









FACTORS THAT MAY AFFECT FUTURE RESULTS:

Certain statements in this Form 10-Q are forward-looking statements that involve a number of risks and uncertainties. The following factors may cause actual results to differ materially from projected results:

Banking is affected, directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond the control of the Company may adversely affect the future results of operations of the Company. Management does not expect any one particular factor to affect the Company's results of operations. A downward trend in several areas, however, including real estate, construction, and consumer spending, could have an adverse impact on the Company's ability to maintain or increase profitability. Therefore, there is no assurance that the Company will be able to continue their current rates of income and growth.

The Company's earnings depend upon, to a large extent, net interest income, which is primarily influenced by the relationship between its cost of funds (deposits and borrowings) and the yield on its interest-earning assets (loans and investments). This relationship, known as the net interest spread, is subject to fluctuation and is affected by regulatory, economic and competitive factors that influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. As part of its interest rate risk management strategy, management seeks to control its exposure to interest rate changes by managing the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

In originating loans, there is a likelihood that some credit losses will occur. This risk of loss varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness and debt servicing capacity of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral securing the loan. Management maintains an allowance for loan losses based on, among other things, historical loan loss experience, known inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and an evaluation of current economic conditions. Management currently believes that the allowance for loan losses is adequate, but that there can be no assurance that nonperforming loans will not increase in the future.

The success of the Company is dependent, to a certain extent, upon the general economic conditions in the geographic market served by the Company. Although the Company expects that economic conditions will continue to be favorable in this market, no assurance can be given that these economic conditions will continue. Adverse changes in economic conditions in the geographic market that the Company serves would likely impair the Company's ability to collect loans and could otherwise have a material adverse effect on the consolidated results of operations and financial condition of the Company.

The banking industry is highly competitive, with rapid changes in product delivery systems and in consolidation of service providers. Many of the Company's competitors are bigger than the Company in terms of assets and have substantially greater technical, marketing and financial resources. Because of their size, many of these competitors can (and do) offer products and services that the Company does not offer. The Company is constantly striving to meet the convenience and needs of its customers and to enlarge its customer base. No assurance can be given that these efforts will be successful in maintaining and expanding the Company's customer base.

OPERATING ENVIRONMENT:

During the third quarter of 1996, the Federal Reserve Board ("FRB") maintained its monetary policy of the second quarter of 1996 by voting to leave the target rate for federal funds unchanged. The FRB lowered its target for the federal funds interest rate, the rate at which banks lend to each other overnight, by three-quarters of a percentage point between July 1995 and February 1996. Despite strong second quarter 1996 economic growth of 4.7 percent, the FRB kept the overnight rate at 5.25 percent. Such action appeared prudent given the Commerce Department's report that the growth in the gross domestic product, or the total value of goods and services produced in the United States, slowed to a
2.2 percent annualized pace during the third quarter of 1996. The nation experiencing the weakest consumer spending rate in over five years of 0.4 percent in the third quarter of 1996 was primarily responsible for the reduced level of economic activity. The reported economic slowdown was recently reinforced by a downturn in consumer confidence. Inflation, as measured by the price index for gross domestic purchases, grew 1.8 percent in the third quarter of 1996, down from the previous quarter's rate of 2.1 percent. The combination of economic weakness and low inflation should have a favorable effect on interest rates and fund costs for United States commercial banks. However, bank earnings may not reflect such benefit if the economy continues to spiral downward causing greater unemployment, which will result in lower loan demand and higher levels of asset quality deterioration.

In contrast to the nationwide slowdown in economic activity during the third quarter of 1996, the economy in the quad-county market area served by the Company improved as evidenced by an improvement in employment conditions. The average unemployment rate in the Company's market area declined from 7.5 percent
to 6.6 percent in the second and third quarters of 1996, respectively.   Such
improvement increased the demand for credit and is expected to have a positive effect on the level of nonperforming assets in the near term. Management anticipates that the local economy will continue to improve despite the apparent nationwide slowdown based on knowledge of the historical lagging characteristic of the local economy.

REVIEW OF FINANCIAL POSITION:

Total assets declined $2.3 million during the third quarter of 1996 from $350.1 million at June 30, 1996, to $347.8 million at September 30, 1996. Such reduction was directly attributable to the Company's repayment of a $3.0 million fixed-rate Federal Home Loan Bank ("FHLB") advance through a reduction in investment securities. The Company's deposit base decreased slightly from $315.5 million to $314.8 million at the end of the second and third quarters of 1996, respectively. Loan demand during the third quarter of 1996 was exceptionally strong, as loans grew $13.6 million, adjusted for short-term credit extensions to other financial institutions. Loan growth was partially funded by repayments on the investment portfolio. Investments declined from $114.9 million at June 30, 1996, to $106.3 million at September 30, 1996. Despite the marked increase in loan volume, asset quality improved compared to year-end 1995 as represented by a reduction in the ratios of nonperforming loans and nonperforming assets as a percentage of loans, net of unearned income. Record levels of net income bolstered the Company's capital position improving the Leverage ratio from 7.8 percent at June 30, 1996, to 8.1 percent at September 30, 1996.

In addition to the Company achieving financial success in the third quarter of 1996, the Board of Directors and executive officers reinforced their commitment to progress in customer service by making the Company the first financial institution in its market area to introduce an imaging system. This technology will not only enhance the effectiveness and efficiency in serving customers but will also reduce operating costs thus improving profitability. Plans have already been formulated to expand utilization of imaging technology into other customer service areas beginning in the first quarter of 1997.

INVESTMENT PORTFOLIO:

The amount of the Company's resources allocated to the investment portfolio declined during the third quarter of 1996 as repayments were employed to satisfy strong loan demand. The carrying values of the investment portfolio were $114.9 million and $106.3 million at the end of the second and third quarters of 1996, respectively. Repayments on U.S. Treasury and U.S. Government agency securities, partially offset by acquisitions of U.S. Government agency mortgage-backed securities and general obligations of states and municipalities, were the major cause of such decline. Approximately $13.5 million of cash flows were provided by repayments on U.S. Treasury and U.S. Government agency securities. These cash flows were the initial portion of the short-term liquidity ladder established with the proceeds from the investment portfolio reconstitution in the third quarter of 1995. This short-term ladder was established to fund future loan demand not satisfied through deposit growth. The Company has investment securities with carrying values of $23.7 million, $28.8 million and $12.0 million maturing in the next three years ended September 30, 1997, 1998 and 1999, respectively. Management replaced a portion of the ladder that matured during the third quarter of 1996 by purchasing $2.9 million of pass-through, balloon mortgage-backed bonds. Such bonds were purchased as a substitute for short-term U.S. Treasury securities to fund future loan demand. These purchases were within the guidelines of the investment policy and were subsequent to management's completion of a comprehensive analysis of various risk elements as compared over a two-year time horizon to U.S. Treasury securities with similar durations. Specifically, management considered credit, interest rate, extension, prepayment, and liquidity risks in arriving at its decision to purchase such investments. Furthermore, the mortgage-backed securities will outperform the comparable U.S. Treasury securities on a total return basis given a 200 basis point increase or decrease in interest rates over the stated time horizon. In addition to the acquisition of these mortgage-backed bonds, management purchased $1.7 million of medium-term, tax-exempt municipal obligations during the third quarter of 1996 in an attempt to minimize the Company's tax liability. Management expects to continue following such a "barbell" investment strategy through employing excess funds not utilized in lending to invest in short-term U.S. Government securities and medium-term, tax-exempt obligations. The tax-equivalent yield on the investment portfolio during the third quarter of 1996 improved to 6.5 percent as compared to 6.4 percent during the second quarter of 1996.

The following table sets forth the carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 1996, and December 31, 1995:

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                       SEPTEMBER 30,        DECEMBER 31,
                                                           1996                1995
                                                       _____________       ______________
                                                       AMOUNT    %         AMOUNT    %
_________________________________________________________________________________________
U.S. Treasury securities............................ $ 39,635  37.27%    $ 43,751  40.25%
U.S. Government agencies............................   19,713  18.54       26,213  24.11
State and municipals................................   37,222  35.01       30,512  28.07
Mortgage-backed securities..........................    7,414   6.97        6,154   5.66
Other securities....................................    2,352   2.21        2,076   1.91
                                                     ________ ______     ________ ______
  Total............................................. $106,336 100.00%    $108,706 100.00%
                                                     ======== ======     ======== ======


The following table sets forth the maturity distribution of the book and market values and weighted average tax-equivalent yields of the available for sale portfolio at September 30, 1996. The weighted average yield has been computed on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and collateralized mortgage obligations that have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Expected maturities will differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

MATURITY DISTRIBUTION OF AVAILABLE FOR SALE PORTFOLIO

                                                 AFTER ONE        AFTER FIVE
                                   WITHIN        BUT WITHIN       BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS       TEN YEARS       TEN YEARS         TOTAL
                               ______________________________________________________________________________
SEPTEMBER 30, 1996             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT YIELD
_____________________________________________________________________________________________________________
Amortized cost:
U.S. Treasury securities..... $17,044   5.59% $22,699   5.69%                                 $ 39,743  5.65%
U.S. Government agencies.....   5,892   4.67   14,139   4.77                                    20,031  4.74
State and municipals.........     765   5.37    4,217   6.37   $5,939   8.36% $26,066   7.90%   36,987  7.75
Mortgage-backed securities...   1,063   6.55    6,377   6.10        6   5.80                     7,446  6.16
Other securities.............                                                   1,879   5.78     1,879  5.78
                              _______         _______          ______         _______         ________
  Total...................... $24,764   5.41% $47,432   5.53%  $5,945   8.36% $27,945   7.76% $106,086  6.25%
                              =======         =======          ======         =======         ========

Fair value:
U.S. Treasury securities..... $17,047         $22,588                                         $ 39,635
U.S. Government agencies.....   5,855          13,858                                           19,713
State and municipals.........     764           4,216          $6,130         $26,112           37,222
Mortgage-backed securities...   1,056           6,352               6                            7,414
Other securities.............                                                   2,352            2,352
                              _______         _______          ______         _______         ________
  Total...................... $24,722         $47,014          $6,136         $28,464         $106,336
                              =======         =======          ======         =======         ========

LOAN PORTFOLIO:

During the third quarter of 1996, the loan portfolio, net of unearned income and adjusted for $2.0 million in short-term credit extensions to other financial institutions, increased $13.6 million, a 25.7 percent annualized rate. Such growth, the greatest in the Company's history, exceeded the $11.8 million in credit extensions generated during the second quarter of 1996. Management's aggressive product pricing through its "Loan Sale" marketing efforts initiated the favorable loan demand. These successful marketing efforts were de-emphasized in early October of 1996 as management took a less aggressive posture in pricing loans. The Company continually monitors loan demand by utilizing a pipeline analysis that alerts management to funds applied for by borrowers but not yet approved and distributed. Based on preliminary indications from this analysis, management expects loan demand to remain strong throughout the final quarter of 1996. The results of the September 30, 1996, asset/ liability simulation model indicate the Company will have sufficient cash flows from loan and investment repayments and core deposit increases to adequately meet such demand.

Loan growth in the third quarter of 1996 was primarily a function of demand for credits secured by real estate, which amounted to $7.1 million. The other major component of the third quarter growth was commercial loans, adjusted for short-term credit extensions to other financial institutions, which grew $4.1 million. Approximately $3.8 million of such increase is attributable to credit extensions to local school districts.

For the nine months ended September 30, 1996, loans, net of unearned income increased $29.7 million, a 20.4 percent annualized rate. Such increase was adjusted for $17.0 million in repayments on short-term credit extensions made to other financial institutions. The loan categories primarily responsible for the year-to-date growth were the same as those aforementioned for the third quarter of 1996. Loans secured by real estate accounted for approximately two-thirds of such growth, with the majority of these being extensions to finance one-to-four family residential properties. The average loan volume, adjusted for extensions to other financial institutions, totaled $207.1 million for the nine months ended September 30, 1996, as compared to $197.0 million for the same period of 1995. The tax-equivalent yield on the loan portfolio of 8.9 percent in 1996 exceeded the yield of 8.8 percent generated last year. The loan portfolio's yield during the third quarter of 1996 was constant as compared to the first half of 1996. Management expects yields to rise in future periods as a result of taking a less aggressive posture in product pricing in light of the improvements in loan demand.

The following table sets forth the major categories of the loan portfolio at September 30, 1996, and December 31, 1995:

DISTRIBUTION OF LOAN PORTFOLIO

                                               SEPTEMBER 30,             DECEMBER 31,
                                                    1996                     1995
                                           _____________________    ____________________
                                             AMOUNT         %         AMOUNT         %
________________________________________________________________________________________
Commercial, financial and others.......... $ 29,542       13.04%    $ 41,593       19.45%
Real estate:
  Construction............................    3,621        1.60        1,014        0.47
  Mortgage................................  172,206       76.01      151,926       71.05
Consumer, net.............................   21,187        9.35       19,302        9.03
                                           ________      ______     ________      ______
  Loans, net of unearned income...........  226,556      100.00%     213,835      100.00%
Less: allowance for loan losses...........    4,048      ======        3,903      ======
                                           ________                 ________
    Net loans............................. $222,508                 $209,932
                                           ========                 ========

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio to limit interest rate risk and manage liquidity. At September 30, 1996, the volume of loans repricing within the next twelve months, adjusted for temporary extensions to other financial institutions, remained constant at 33.9 percent as compared to June 30, 1996. However, such percentage represents an improvement over the comparable 32.5 percent at March 31, 1996. Variable rate loans decreased slightly during the third quarter from $44.4 million at June 30, 1996, to $43.5 million at September 30, 1996.

The following table sets forth the maturity and repricing schedule of the loan portfolio at September 30, 1996:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
SEPTEMBER 30, 1996                   ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
_______________________________________________________________________________________
Maturity schedule:
Commercial, financial and others..... $11,487        $ 9,721       $  8,334    $ 29,542
Real estate:
  Construction.......................   3,621                                     3,621
  Mortgage...........................   4,917         20,144        147,145     172,206
Consumer, net........................   3,017         11,369          6,801      21,187
                                      _______        _______       ________    ________
    Total............................ $23,042        $41,234       $162,280    $226,556
                                      =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $35,137        $62,322       $ 85,575    $183,034
Floating or adjustable interest rates  43,522                                    43,522
                                      _______        _______       ________    ________
    Total............................ $78,659        $62,322       $ 85,575    $226,556
                                      =======        =======       ========    ========

ASSET QUALITY:

During the third quarter of 1996, national unemployment rates declined to 5.2 percent from 5.3 percent at June 30, 1996. Unemployment rates in Pennsylvania also declined compared to the June 30, 1996, figure as they fell from 5.7 percent to 5.0 percent at September 30, 1996. In the four county area served by the Company and consisting of Lackawanna, Susquehanna, Wayne and Wyoming counties, average unemployment rates for the third quarter were lower than those of the second quarter in all but Wyoming county. Third quarter average unemployment rates for these counties were 7.0 percent, 6.2 percent, 6.0 percent, and 7.3 percent, respectively as compared to 7.1 percent, 7.3 percent,
8.4 percent, and 7.1 percent, respectively, reported for the second quarter.
The improvements in the local unemployment rates can be attributed to increases in service industry jobs. Despite the overall decline, such unemployment rates remained above national levels. This persistence of local unemployment levels above national levels has led to the Company's slight deterioration in asset quality for the third quarter of 1996. Nonperforming assets increased to $3,980 or 1.76 percent of loans, net, at September 30, 1996, compared to $3,568 or 1.69 percent of loans, net, at June 30, 1996. The $412 increase is primarily a result of an increase in the volume of loans past due ninety days or more to $2,111 at September 30, 1996, from $1,671 at June 30, 1996. Of this increase, $168 can be attributed to one real estate loan and $235 can be attributed to one commercial loan. Both such credits were brought current in October through normal collection efforts.


Although the Company's nonperforming assets level increased for the third quarter of 1996, such level has declined slightly in comparison to December 31, 1995. Since that time the Company's nonperforming assets have declined $204 from $4,184 or 1.96 percent of loans, net.

The following table sets forth information concerning impaired and nonperforming loans and nonperforming assets at September 30, 1996, and December 31, 1995. The table includes all credits classified for regulatory purposes. Also included are all material credits that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms:

DISTRIBUTION OF NONPERFORMING ASSETS

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             1996            1995
______________________________________________________________________________________
Impaired loans:
Nonaccrual loans:
Commercial, financial and others............................... $  160          $  167
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,024           1,164
Consumer, net..................................................     25
                                                                ______          ______
    Total nonaccrual loans.....................................  1,209           1,331
                                                                ______          ______
Restructured loans.............................................    239             262
                                                                ______          ______
    Total impaired loans.......................................  1,448           1,593
                                                                ______          ______

Loans past due 90 days or more:
Commercial, financial and others...............................    496             181
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,298           1,633
Consumer, net..................................................    317             336
                                                                ______          ______
    Total loans past due 90 days or more.......................  2,111           2,150
                                                                ______          ______
    Total nonperforming loans..................................  3,559           3,743
                                                                ______          ______
Other real estate..............................................    421             441
                                                                ______          ______
    Total nonperforming assets................................. $3,980          $4,184
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   0.64%           0.74%
Nonperforming loans as a percentage of loans, net..............   1.57            1.75
Nonperforming assets as a percentage of loans, net.............   1.76%           1.96%

The Company's recorded investment in impaired loans, consisting of nonaccrual and restructured loans, was $1,448 at September 30, 1996, $1,373 at June 30, 1996, and $1,593 at December 31, 1995. The average recorded investments in impaired loans for the three and nine month periods ended September 30, 1996, were $1,816 and $1,797, respectively. The averages for the comparable periods of 1995 were $1,660 and $1,617, respectively. Included in impaired loans at September 30, 1996, was a $239 restructured loan to one commercial customer. Such credit continued to perform in accordance with its modified terms during the third quarter of 1996. Had such loans been current and the terms not modified, interest income on impaired loans would have been $27 and $69 for the quarter and nine months ended September 30, 1996, respectively, and $54 and $106 for the comparable periods of last year, respectively. Interest recognized on impaired loans totaled $26 for the first nine months of 1996 and $83 for the same period last year. For the quarter ended September 30, 1996, interest recognized on impaired loans was $3 and was $61 for the comparable period last year. Cash received on impaired loans and applied as a reduction of principal aggregated $269 and $400 for the nine months ended September 30, 1996 and 1995, respectively. For the quarters ended September 30, 1996 and 1995, cash receipts on impaired loans amounted to $26 and $276, respectively. There were no commitments to extend additional funds to such parties at September 30, 1996.

The allowance for loan losses account was established through charges to earnings in the form of a provision for loan losses. Loans, or portions of loans, determined to be uncollectible were charged against the allowance account with subsequent recoveries, if any, being credited to the account. The allowance was maintained at a level believed adequate by management to absorb estimated potential credit losses. While historical loss experience provided a reasonable starting point in assessing the adequacy of the allowance account, management also considered several relevant factors likely to cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. Such factors included changes in lending policies and procedures, economic conditions, nature and volume of the loan portfolio, loan review system, volumes of past due and classified loans, concentrations, borrowers' financial status, collateral value, and other factors deemed relevant by management. See "Factors That May Affect Future Results." In addition to management's assessment, various regulatory agencies, as an integral part of their routine annual examination process, review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgements concerning information available to them at the time of their examination.

In general, the allowance for loan losses account was available to absorb losses throughout the loan portfolio, although in some instances allocation is made for specific loans or groups of loans. Accordingly, the following table attempts to allocate this reserve among the major categories. However, it should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends:




DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                                      SEPTEMBER 30,        DECEMBER 31,
                                                         1996                 1995
                                                    _______________     _______________
                                                           CATEGORY            CATEGORY
                                                               AS A                AS A
                                                               % OF                % OF
                                                    AMOUNT    LOANS     AMOUNT    LOANS
_______________________________________________________________________________________
Commercial, financial and others................... $1,510   13.04%     $1,358   19.45%  Real
estate:
  Construction.....................................           1.60                0.47
  Mortgage.........................................  1,280   76.01       1,333   71.05
Consumer, net......................................  1,258    9.35       1,212    9.03
                                                    ______  ______      ______  ______
    Total.......................................... $4,048  100.00%     $3,903  100.00%
                                                    ======  ======      ======  ======


The following table sets forth a reconciliation of the allowance for loan losses account and illustrates the charge-offs and recoveries by major loan category for the nine months ended September 30, 1996:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES
                                                                          SEPTEMBER 30,
                                                                                 1996
______________________________________________________________________________________
Allowance for loan losses at beginning of period............................... $3,903
Loans charged-off:
Commercial, financial and others...............................................    201
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     55
Consumer, net..................................................................     63
                                                                                ______
    Total......................................................................    319
                                                                                ______

Loans recovered:
Commercial, financial and others...............................................    117
Real estate:
Construction.................................................................
  Mortgage.....................................................................     84
Consumer, net..................................................................     38
                                                                                ______
    Total......................................................................    239
                                                                                ______
Net loans charged-off..........................................................     80
                                                                                ______
Provision charged to operating expense.........................................    225
                                                                                ______
Allowance for loan losses at end of period..................................... $4,048
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding............   0.04%
Allowance for loan losses as a percentage of period end loans.................   1.79%

Quarterly, the Company analyzed the adequacy of its allowance for loan losses account in conjunction with its internal loan review and criticized asset identification system. Management analyzed the reasonableness of its allowance for loan losses account through utilizing the federal banking agency's analytical tool and compares such account against the sum of specified percentages, based on industry averages, applied to certain loan classifications. Based on the results of this regulatory calculation at September 30, 1996, management considered its allowance for loan losses account to be adequate to absorb potential losses.

The allowance for loan losses account was $4,048 at September 30, 1996, as compared to $3,903 at December 31, 1995. As a percentage of nonperforming loans, the allowance account covered 113.7 percent at September 30, 1996, and
104.3 percent at December 31, 1995. Relative to all nonperforming assets, the allowance account covered 101.7 percent at September 30, 1996, and 93.3 percent at December 31, 1995. The volume increase in the allowance for loan losses account was attributable to the Company's improved success in its loan collection efforts coupled with a continuation of monthly additions to such allowance through provisions charged to operations. The Company's allowance for loan losses account as a percentage of period-end loans was 1.79 percent at September 30, 1996. Such ratio has declined from the 1.92 percent recorded at June 30, 1996, as a result of the strong loan demand.

The Company's allowance account at September 30, 1996, June 30, 1996, and December 31, 1995, included amounts for impaired loans of $1,209, $1,130 and $1,331. The related allowance for these periods was $686, $623 and $614, respectively. The related investment for which there was no related allowance for loan losses totaled $239 at September 30, 1996, $243 at June 30, 1996, and $262 at December 31, 1995.

Past due loans that have not been satisfied through repossession, foreclosure, or related actions were evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Subsequent recoveries, if any, were credited to the allowance account. Net charge-offs equaled $80 compared to $122 for the nine months ended September 30, 1996 and 1995, respectively.

DEPOSITS:

Total deposits declined $2.3 million from $317.1 million at December 31, 1995, to $314.8 million at September 30, 1996. Average deposits totaled $312.7 million for the nine months ended September 30, 1996, compared to $316.6 million for the same period of 1995. For the quarter ended September 30, 1996, the Company experienced a slight decrease in deposits to $314.8 million from $315.5 million at June 30, 1996. Such reduction could be attributed to a disintermediation of local school district funds from savings and demand deposits to commercial time deposits. School administrators, attempting to enhance interest earned on public funds, requested competitive bids on interest rate offerings from local financial institutions. The Company was successful in retaining a majority of such deposits through competitive product pricing. Aggregate public funds deposited with the Company amounted to $29.4 million at September 30, 1996.

The cost of interest-bearing deposits declined to 4.62 percent for the third quarter of 1996, compared to 4.69 percent for the second quarter. Such improvement came as a result of maturities of high priced deposit accounts. Although general market interest rates have declined subsequent to the September 25, 1996, decision by the Federal Reserve to keep interest rates at their current levels, management increased rates on certain deposit products in response to competitive pressure. Consequently, management expects the Company's cost of funds to stabilize or rise slightly during the final quarter of 1996, as it attempts to meet funding requirements, based on preliminary loan demand estimates. However, interest rates could change in an unexpected manner. See "Factors That May Affect Future Results."

The following table sets forth the average amount of and the rate paid on the major classifications of deposits for the nine months ended September 30, 1996, and September 30, 1995:

DEPOSIT DISTRIBUTION

                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                    1996                   1995
                                              _________________      _________________
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
______________________________________________________________________________________
Interest-bearing:
Money market accounts....................... $ 18,425      2.83%    $ 22,342      3.52%
NOW accounts................................   16,190      1.98       15,445      1.97
Savings accounts............................   67,290      2.98       72,617      3.27
Time less than $100.........................  157,626      5.68      152,745      5.70
Time $100 or more...........................   26,927      5.99       29,785      5.99
                                             ________               ________
  Total interest-bearing....................  286,458      4.68%     292,934      4.75%
Noninterest-bearing.........................   26,218                 23,666
                                             ________               ________
  Total deposits............................ $312,676               $316,600
                                             ========               ========

Average volumes of noninterest-bearing deposits increased $2.5 million from $23.7 million for the nine months ended September 30, 1995, to $26.2 million for the same period of 1996. Such volumes as a percentage of average assets totaled
7.6 percent for the nine months ended September 30, 1996, and 6.5 percent for the nine months ended September 30, 1995. Despite the improvement, such ratio remained below the local peer group average of 12.7 percent thus effectively increasing the Company's cost of funds.

Volatile liabilities, time deposits in denominations of $100 or more, increased $3.9 million from $23.3 million at June 30, 1996, to $27.2 million at September 30, 1996. As aforementioned, the reason for such increase was the transfer of school district funds from transaction accounts to commercial time deposits. The Company's average cost of such deposits remained level at 6.0 percent as compared to June 30, 1996, and was slightly below the 6.1 percent recorded December 31, 1995. The following table sets forth maturities of time deposits of $100 or more for September 30, 1996, and December 31, 1995:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              1996            1995
_______________________________________________________________________________________
Within three months.........................................    $12,064         $ 6,466
After three months but within six months....................      3,500           6,646
After six months but within twelve months...................      5,499           8,590
After twelve months.........................................      6,133           7,982
                                                                _______         _______
  Total.....................................................    $27,196         $29,684
                                                                =======         =======

INTEREST RATE SENSITIVITY:

Interest rate sensitivity management attempted to limit, and to the extent possible, control the effects interest rate fluctuations have on net interest income. The responsibility of such management has been delegated to the Asset Liability Management Committee ("ALCO"). Specifically, ALCO utilizes a number of computerized modeling techniques to monitor and attempt to control influences that market changes have on the Company's rate sensitive assets and liabilities. One such technique utilized a static gap report, which attempted to measure the Company's interest rate exposure by calculating the net amount of rate sensitive assets ("RSA") and rate sensitive liabilities ("RSL") that reprice within specific time intervals. A positive gap, indicated by an RSA/RSL ratio greater than 1.0, means that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

The following table sets forth the Company's interest rate sensitivity gap position. The distributions in the table are based on a combination of maturities, repricing frequencies, and prepayment patterns. Variable rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows, assuming there is no change in the current interest rate environment:









INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
SEPTEMBER 30, 1996              THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
_____________________________________________________________________________________________________________
Rate sensitive assets:
Investment securities............... $17,849           $ 14,306         $ 40,291        $  33,890    $106,336
Loans, net of unearned income.......  48,673             29,986           62,322           85,575     226,556
Interest-bearing deposits...........       8                                                                8
Federal funds sold..................
                                     _______           ________         ________        _________    ________
  Total............................. $66,530           $ 44,292         $102,613        $ 119,465    $332,900
                                     =======           ========         ========        =========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 20,168                                      $ 20,168
NOW accounts........................                     16,725                                        16,725
Savings accounts....................                                    $ 66,884                       66,884
Time deposits less than $100........ $44,266             46,431           66,295        $      36     157,028
Time deposits $100 or more..........  11,713              8,866            6,617                       27,196
Other borrowings....................       1                  1               44                           46
                                     _______           ________         ________        _________    ________
  Total............................. $55,980           $ 92,191         $139,840        $      36    $288,047
                                     =======           ========         ========        =========    ========

Rate sensitivity gap:
  Period............................ $10,550           $(47,899)        $(37,227)       $ 119,429
  Cumulative........................ $10,550           $(37,349)        $(74,576)       $  44,853    $ 44,853

RSA/RSL ratio:
  Period............................    1.19               0.48             0.73         3,318.47
  Cumulative........................    1.19               0.75             0.74             1.16        1.16

At September 30, 1996, the Company's ratio of cumulative one-year rate sensitive assets to rate sensitive liabilities declined to 0.75 from 0.83 at June 30, 1996. Based upon the guidelines set forth in the Company's asset/liability management policy, this ratio fell within the 0.7 and 1.3 deemed by management to be acceptable. Such decline resulted from a combination of the repayments of $13.5 million in securities during the third quarter of 1996 and the reinvestment of maturing, short-term federal funds into residential mortgages. Of the $13.5 million in repayments, $3.0 million was used to retire short-term borrowings of the bank. The Company also used $5.1 million of the funds from these maturities to purchase $2.9 million in mortgage-backed securities, $1.7 million in state and municipal securities, and $500 in U.S. Treasury securities. The remaining funds were used to fund loan demand. The Company also experienced a sharp decline in its three-month ratio. Such ratio fell to 1.19 at September 30, 1996, as compared to 2.00 at June 30, 1996. This decline can be explained by the same reasons given for the reduction in the cumulative one-year ratio. The Company was liability rate sensitive for the cumulative one-year period based on the results of the September 30, 1996, static gap report. This means that an increase in general market rates should have an adverse impact on net interest income. Conversely, a decline in market rates should have a favorable impact on net interest income. However, these forward looking statements are qualified by the "Factors That May Affect Future Results."

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

As a result of the static gap report's failure to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. Such model creates pro forma net interest income scenarios under various interest rate assumptions ("shocks"). Model results from September 30, 1996, indicated similar results to those indicated by the static gap model. A decline in net interest income of
4.7 percent is expected if interest rates rise 100 basis points. Conversely, a 100 basis point decline in market rates would cause a 4.7 percent increase in net interest income.

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

The Company's liquidity position remains adequate although it has become slightly less favorable compared to last year. Two primary examples of such decline are the ratio of temporary investments to volatile liabilities and the ratio of volatile liabilities less temporary investments to total assets less temporary investments. At September 30, 1995, such ratios were 93.8 percent and
0.52 percent, respectively. Both ratios showed a slight regression at September 30, 1996, equaling 70.3 percent and 2.5 percent, respectively.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash and due from banks and federal funds sold, decreased $13.0 million for the first three quarters of 1996. Net cash provided by operating activities totaled $4.4 million due primarily to the Company's net income of $3.2 million.

The major component of the Company's net decrease in cash and cash equivalents was net cash used in investing activities. Such activities accounted for an $11.5 million cash outflow for the first nine months of 1996. The decrease was primarily a result of the Company's increased loan demand as $29.9 million in net loan disbursements occurred in the first three quarters of 1996. This was partially offset by $17.0 million in net repayments on term federal funds extended to other banking institutions.

Net cash used in financing activities aggregated $5.9 million for the nine months ended September 30, 1996. The primary component of such outflow was the repayment on September 9, 1996, of the $3.0 million fixed-rate advance with the FHLB. This three-year loan bore interest at 4.3 percent. Another cause of the net outflow of cash from financing activities stemmed from the net deposit reduction of $2.3 million over the nine months ended September 30, 1996. Management chose to be less aggressive in deposit product pricing for the majority of the past nine months in light of the Company's improved liquidity posture.

CAPITAL ADEQUACY:

The Company's stockholders' equity improved $2,154 from $27,895 at December 31, 1995, to $30,049 at September 30, 1996. Such improvement was attributable to the Company generating net income of $3,151 partially offset by dividends of $381 and a change in the net unrealized holding adjustment of $616. The Company's recorded net unrealized holding gain of $780 at December 31, 1995, declined to $164 at September 30, 1996. However, the $164 unrealized gain represents an improvement over the $135 unrealized loss recorded at June 30, 1996. The third quarter dividend of $132 or $0.06 per share was the same amount distributed to shareholders for the second quarter of 1996. For the nine months ended September 30, 1996, the aggregate dividends declared amounted to $381 or $0.17 per share as compared to $170 or $0.08 per share for the same period last year. Cash dividends declared as a percentage of net income were 12.1 percent for the three quarters ended September 30, 1996. Presently, the Board of Directors expects the Company to pay dividends in the future. However, these decisions are based on operating results, financial and economic decisions, capital needs, growth objectives, appropriate dividend restrictions related to the Company and other relevant factors. See "Factors That May Affect Future Results."

The following table sets forth the risk-adjusted core and total capital calculations at September 30, 1996, and December 31, 1995:

RISK-ADJUSTED CAPITAL

                                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                                        1996       1995
____________________________________________________________________________________________________________
Tier I capital....................................................................... $ 27,817      $ 24,845
Tier II capital......................................................................    2,255         2,203
                                                                                      ________      ________
  Total capital...................................................................... $ 30,072      $ 27,048
                                                                                      ========      ========

Risk-adjusted assets................................................................. $173,093      $170,089
Risk-adjusted off-balance sheet items................................................    5,497         4,489
Adjusted average assets for Leverage ratio........................................... $345,052      $357,410

Tier I capital as a percentage of risk-adjusted assets and off-balance sheet items...     15.6%         14.2%

Total of Tier I and Tier II capital as a percentage of risk-adjusted assets and off-
 balance sheet items.................................................................     16.8          15.5

Tier I capital as a percentage of total average assets less goodwill.................      8.1%          7.0%

The Company exceeded all relevant regulatory capital measurements at September 30, 1996, and was considered "well capitalized." Regulatory agencies define institutions not under a written directive to maintain certain capital levels as "well capitalized" if they exceed the following: Tier I risk-based ratio of 6.0 percent, Total risk-based ratio of 10.0 percent and Leverage ratio, defined as Tier I capital to total average assets less goodwill, of 5.0 percent. The Company continued to show improvement in its capital level as evidenced by the increase in the Leverage ratio. Such ratio was 7.0 percent, 7.8 percent and 8.1 percent at December 31, 1995, June 30, 1996, and September 30, 1996, respectively.

The significance of maintaining a "well capitalized" regulatory classification became increasingly important as a result of the deregulation provisions in the Bank Insurance Fund ("BIF")/Savings Association Insurance Fund ("SAIF") legislation enacted September 30, 1996. The FRB's adoption of regulations under such legislation made it easier for bank holding companies having such classification to engage in certain non-banking activities. Under the new rules bank holding companies are: (I) allowed to begin offering securities sales, trust services, leasing, loan servicing, management consulting, data processing, and futures commission merchant activities without prior FRB approval; (II) no longer subject to application requirements to acquire businesses that already offer the aforementioned services; and (III) able to enter an activity other than those services listed above. The only requirement set forth in the rule is that the bank holding company notify the FRB of its intent within a certain time frame.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the nine months ended September 30, 1996, totaled $3,151 or $1.43 per share and was the highest earnings from normal operations ever achieved by the Company. The returns on average total assets and stockholders' equity were
1.21 percent and 14.94 percent, respectively. For the third quarter of 1996, net income amounted to $1,149 or $0.52 per share. The favorable earnings were primarily a result of reductions in noninterest expenses along with improvements in net interest and noninterest income. For the three and nine months ended September 30, 1995, the Company reported net losses of $511 and $769, respectively. Such losses resulted from the realization of net losses of $2,508 and $4,393, for the corresponding periods of 1995, on the sale of available for sale securities.

NET INTEREST INCOME:

The Company derives its largest source of operating income from net interest income. Net interest income is defined as the amount by which interest and fees on loans and other investments exceeds interest expense incurred on deposits and other funding sources used to support such assets. Net interest margin is the percentage of net interest income on a tax- equivalent basis to average earning assets. Changes in volumes and rates of earning assets and liabilities, in response to changes in general market rates, are the primary factors affecting net interest income. Additional factors influencing the level of net interest income include the composition of earning assets and interest-bearing liabilities and the level of nonperforming assets. See "Factors That May Affect Future Results."

The Company experienced a 4.8 percent increase in tax equivalent net interest income from $9,180 for the nine months ended September 30, 1995, to $9,617 for the same period of 1996. Such increase was almost exclusively attributed to the Company's improved net interest margin. The year-to-date net interest margin in 1996 was 3.85 percent. In comparison, the net interest margin for the same period of 1995 was 3.47 percent. A combination of an improved earning assets yield and a reduced cost of funds explains the enhanced net interest margin.
For the nine months ended September 30, 1996, earning assets yield rose to 7.91 percent from 7.75 percent for the same period of 1995. The cost of funds for the three quarters ended September 30, 1996, fell to 4.68 percent in comparison to 4.86 percent for the comparable period of 1995. These changes accounted for the $428 rate variance recorded in the nine month comparison of 1996 versus 1995. The majority of the favorable rate variance is attributable to the Company's lower funds costs as management became less aggressive in its product pricing in light of the improved liquidity position. Improved loan yields also aided in the favorable rate variance to a lesser extent. For the quarter ended September 30, 1996, tax-equivalent net interest income increased $115 compared to the same period of 1995. This increase was primarily attributable to the decline in average interest-bearing liability volumes being larger than the decline in average earning assets volumes. Average earning assets declined $14,625 from $348,911 for the quarter ended September 30, 1995, to $334,286 for the comparable period of 1996. Average interest-bearing liabilities declined $15,797 from $304,555 for the third quarter of 1995 to $288,758 for the same period of 1996. Reduced investment volumes accounted for the majority of the lower average earning assets volumes while the Company's de-emphasis on aggressive deposit pricing led to the reduced interest-bearing liability volumes.

The Company experienced a slight tightening in its net interest margin, as such margin of 3.80 percent for the third quarter of 1996 declined compared to the
3.87 percent reported for the first half of 1996. Such margin may continue tightening in the fourth quarter of 1996 as the Company may experience higher costs in attracting funds to support loan demand.

Management analyzes interest income and interest expense by segregating volume and rate components of earning assets and interest-bearing liabilities. The following table demonstrates the impact changes in the interest rates earned on assets and paid on liabilities, along with changes in the volume of earning assets and interest-bearing liabilities, have on net interest income. Earning assets averages include nonaccrual loans. Investment averages include available for sale securities at amortized cost. Investment securities and loans are adjusted to a tax- equivalent basis using a 34.0 percent statutory tax rate.
The net change attributable to the combined impact of rate and volume is allocated proportionately to the change due to rate and the change due to volume:














NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                          1996 VS. 1995            1996 VS. 1995
                                       INCREASE (DECREASE)      INCREASE (DECREASE)
                                         ATTRIBUTABLE TO          ATTRIBUTABLE TO
                                      _____________________    _______________________
                                      TOTAL                    TOTAL
                                      CHANGE   RATE  VOLUME    CHANGE   RATE    VOLUME
                                      ______   ____  ______    ______   ____    ______
Interest income:
Loans:
  Taxable............................. $ 244  $ (91)  $ 335   $ 1,111  $  (7)  $ 1,118
  Tax-exempt..........................    66     (8)     74        32     81       (49)
Investments:
  Taxable.............................  (673)   (54)   (619)   (2,672)   (25)   (2,647)
  Tax-exempt..........................   311    (31)    342       877    (34)      911
Interest-bearing deposits with banks..    (3)     2      (5)       (4)     1        (5)
Federal funds sold....................  (238)   (18)   (220)      (72)   (14)      (58)
                                       _____  _____   _____   _______  _____   _______
    Total interest income.............  (293)  (200)    (93)     (728)     2      (730)
                                       _____  _____   _____   _______  _____   _______

Interest expense:
Money market accounts.................   (52)   (26)    (26)     (198)  (104)      (94)
NOW accounts..........................     5     (3)      8        13      2        11
Savings accounts......................   (77)   (53)    (24)     (274)  (150)     (124)
Time deposits less than $100..........  (173)  (107)    (66)      191    (37)      228
Time deposits $100 or more............   (76)   (19)    (57)     (128)            (128)
Short-term borrowings.................     1              1      (676)  (119)     (557)
Long-term debt........................   (36)    (6)    (30)      (93)   (18)      (75)
                                       _____  _____   _____   _______  _____   _______
    Total interest expense............  (408)  (214)   (194)   (1,165)  (426)     (739)
                                       _____  _____   _____   _______  _____  ________
    Net interest income............... $ 115  $  14   $ 101   $   437  $ 428  $      9
                                       =====  =====   =====   =======  =====  ========






















The following table sets forth a summary of net interest income for major categories of earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME

                                                    SEPTEMBER 30, 1996              SEPTEMBER 30, 1995
                                                ___________________________     ___________________________
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                _______  ________  ________     _______  ________  ________
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $210,018   $13,826      8.79%   $191,920   $12,715      8.86%
  Tax-exempt..................................    4,980       317      8.49       5,100       285      7.47
Investments:
  Taxable.....................................   76,897     3,125      5.43     127,884     5,797      6.06
  Tax-exempt..................................   35,539     2,233      8.39      20,539     1,356      8.83
Interest-bearing deposits with banks..........       94         6      8.53         175        10      7.64
Federal funds sold............................    6,192       251      5.41       7,601       323      5.68
                                               ________   _______              ________   _______
    Total earning assets......................  333,720    19,758      7.91%    353,219    20,486      7.75%
Less:  allowance for loan losses..............    4,012                           3,798
Other assets..................................   16,912                          12,669
                                               ________                        ________
    Total assets.............................. $346,620                        $362,090
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 18,425       391      2.83%   $ 22,342       589      3.52%
NOW accounts..................................   16,190       240      1.98      15,445       227      1.97
Savings accounts..............................   67,290     1,503      2.98      72,617     1,777      3.27
Time deposits less than $100..................  157,626     6,707      5.68     152,745     6,516      5.70
Time deposits $100 or more....................   26,927     1,207      5.99      29,785     1,335      5.99
Short-term borrowings.........................       25         1      5.34      13,340       677      6.79
Long-term debt................................    2,815        92      4.37       5,049       185      4.90
                                               ________   _______              ________   _______
    Total interest-bearing liabilities........  289,298    10,141      4.68%    311,323    11,306      4.86%
Noninterest-bearing deposits..................   26,218                          23,666
Other liabilities.............................    2,925                             723
Stockholders' equity..........................   28,179                          26,378
                                               ________   _______              ________   _______
    Total liabilities and stockholders' equity $346,620    10,141              $362,090    11,306
                                               ========   _______              ========   _______
    Net interest/income spread................            $ 9,617      3.23%              $ 9,180      2.89%
                                                          =======                         =======
    Net interest margin.......................                         3.85%                           3.47%
Tax equivalent adjustments:
Loans.........................................            $   108                         $    97
Investments...................................                759                             461
                                                          _______                         _______
    Total adjustments.........................            $   867                         $   558
                                                          =======                         =======


















Note: Average balance was calculated using average daily balances and includes nonaccrual loans. Available for sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $259 at September 30, 1996, and an average unrealized holding loss of $1,733 at September 30, 1995, included in other assets. Tax-equivalent adjustment was calculated using the prevailing statutory rate of 34.0 percent.


PROVISION FOR LOAN LOSSES:

For the nine months ended September 30, 1996, the Company's provision for loan losses was $225, a $135 decrease from the same period of 1995. The reduction resulted from management's assessment of the adequacy of the Company's allowance for loan losses account. For the third quarters of 1996 and 1995, the Company's provision remained constant at $75. Management believes that maintaining a standard monthly charge to operations in the form of a provision is warranted, despite maintaining an adequate allowance account, in light of the higher level of nonperforming assets and loan demand. Should loan demand moderate and the nonperforming assets level improve, management will consider adjusting the amount of the monthly provision.

NONINTEREST INCOME:

Noninterest income totaled $1,039 for the nine months ended September 30, 1996, a $4,547 increase compared to the same period last year. This significant increase stemmed from the Company incurring $4,393 in losses from the disposition of available for sale securities in 1995. Such losses resulted from completing the reconstitution of the investment portfolio during the second and third quarters of 1995. The net investment securities losses of $58 for the nine months ended September 30, 1996, resulted from the disposition of four variable rate collateralized mortgage obligations with a carrying value of $1,487. Such disposition resulted from a decision made by the investment committee based on a reassessment of their appropriateness with respect to their structure, composition and characteristics in line with future investment goals. Service charges, fees, and commissions increased $212 or 24.0 percent from $885 for the nine months ended September 30, 1995, to $1,097 for the same period of 1996. Such increase was primarily attributable to management's decision, effective April 1, 1996, to adjust general service charges on deposit accounts. For the quarter ended September 30, 1996, noninterest income equaled $358 as compared to a loss of $2,237 for the same period of 1995. Such increase can be explained by reasons similar to those stated for the year-to-date results.

NONINTEREST EXPENSE:

For the three quarters ended September 30, 1996, noninterest expenses totaled $5,535, a decrease of $899 or 14.0 percent compared to the same period of 1995. The Company's net overhead ratio for the nine months ended September 30, 1996, declined to 1.7 percent in comparison to 2.0 percent for the corresponding period of 1995. Such ratio is also below the 2.7 percent experienced by the Company's peer group. A company's productivity is also measured by its operating efficiency ratio. Such ratio is defined as a company's noninterest expense, excluding other real estate expense, as a percentage of net interest income and noninterest income less nonrecurring gains and losses. The Company's operating efficiency ratio for the nine months ended September 30, 1996, improved to 55.6 percent compared to 67.3 percent for the same period last year.

The Company's salaries and benefits expense accounted for half of total noninterest expenses. Such expenses totaled $2,769 for the nine months ended September 30, 1996, a $450 or 14.0 percent decrease from the comparable period of 1995. The primary reason for such decline was attributable to the Board of Directors' decision in the second quarter of 1995 to exercise the termination option of the President and Chief Executive Officer's employment agreement. The cost of exercising such option approximated $204. The other major component causing the marked reduction was the Company's discontinuance of the deferred compensation plan for certain senior management employees during the third quarter of 1996. Such action accounted for $159 of the reduction in salaries and benefits expense.

Occupancy and equipment expense aggregated $926 for the three quarters ended September 30, 1996, similar to the amount reported for the same period last year. However, such expenses and certain other noninterest expenses should rise moderately during the final quarter of 1996 in response to the introduction of an imaging system. This system will eliminate the requirement of returning cancelled checks to customers by replacing them with computer-generated facsimiles. This technology will not only enhance the effectiveness and efficiency in serving customers, but will also reduce ongoing operating costs in the future.

For the nine months ended September 30, 1996, other expenses amounted to $1,840, a $463 or 20.1 percent decrease from the same period of 1995. The major influence on such decrease was a reduction in Federal Deposit Insurance Corporation ("FDIC") premiums paid by the Company. Under the new rate structure approved by the FDIC Board of Directors on November 14, 1995, and put into effect January 1, 1996, the Company will pay the $2 annual minimum for FDIC insurance based upon its current risk characteristics. By maintaining such rating, the Company's FDIC insurance premium decreased $461 from $509 for the three quarters ended September 30, 1995, to $48 for the same period of 1996.

At the end of the third quarter of 1996, the President signed into law the Deposit Insurance Funds Act of 1996. Under this new law, beginning January 1, 1997, BIF insured institutions will be responsible for part of the $780 million annual Financing Corporation ("FICO") interest payments. For the three year period from January 1, 1997, through December 31, 1999, the BIF assessment rate for FICO would be one-fifth of the SAIF rate. Currently this would be an assessment rate of 1.29 cents per one hundred dollars in deposits for BIF insured institutions. The ratio will be pro-rated across all BIF and SAIF deposits at an estimated rate of 2.4 cents per one hundred dollars in deposits beginning January 1, 2000. The Company estimates an increase of $39 in FDIC insurance premiums for 1997 based on the provisions of this law.

For the quarter ended September 30, 1996, the Company's noninterest expenses declined $294 as compared to the same period of 1995. The termination of the deferred compensation plan for certain senior management employees and reduced cost of FDIC insurance were the primary reasons for such decline.

The following table sets forth the major components of noninterest expenses for the three months and nine months ended September 30, 1996 and 1995:

NONINTEREST EXPENSES
                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                  1996       1995        1996      1995
_______________________________________________________________________________________
Salaries and employee benefits expense:
Salaries and payroll taxes..................... $  823     $  803      $2,452    $2,644
Employee benefits..............................      3        195         317       575
                                                ______     ______      ______    ______
  Salaries and employee benefits expense.......    826        998       2,769     3,219
                                                ______     ______      ______    ______

Net occupancy and equipment expense:
Net occupancy expense..........................    149        167         470       515
Equipment expense..............................    136        137         456       397
                                                ______     ______      ______    ______
  Net occupancy and equipment expense..........    285        304         926       912
                                                ______     ______      ______    ______

Other noninterest expenses:
Marketing expense..............................     52         90         171       195
Other taxes....................................     56         50         168       155
Stationery and supplies........................     91         84         216       203
Contractual services...........................    197        158         658       655
Insurance including FDIC assessment............      4        154          71       546
Other..........................................    179        146         556       549
                                                ______     ______      ______    ______
  Other noninterest expenses...................    579        682       1,840     2,303
                                                ______     ______      ______    ______
    Total noninterest expense.................. $1,690     $1,984      $5,535    $6,434
                                                ======     ======      ======    ======

INCOME TAXES:

The Company's effective tax rates for the three and nine months ended September 30, 1996, were 22.1 and 21.8, respectively. The third quarter rate represents a slight increase over that of the second quarter of 1996 as a result of generating a higher volume of income. Despite such increase, the Company maintained an advantageous tax position as a result of its tax-exempt revenue and tax credits earned on a residential housing program for elderly and low-to moderate-income households. The Company recognized $53 of investment tax credits for the nine months ended September 30, 1996.

The Company reported tax benefits of $889 and $911 for the three and nine months ended September 30, 1995. Such benefits were a direct result of realizing losses on investment dispositions of $4,393 in 1995.



























COMM BANCORP, INC.
OTHER INFORMATION

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          NONE

ITEM 2.   CHANGES IN SECURITIES
          NONE

ITEM 3.   DEFAULTS OF SENIOR SECURITIES
          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE

ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          NONE




















                               COMM BANCORP, INC.
                                   FORM 10-Q












                                 SIGNATURE PAGE













Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.





                                       Registrant, Comm Bancorp, Inc.



Date November 12, 1996                 /s/ David L. Baker
                                       David L. Baker
                                       Chief Executive Officer





Date November 12, 1996                 /s/ Scott A. Seasock
                                       Scott A. Seasock
                                       Chief Financial Officer