Form 10-K405
period 1996-12-31
COMM BANCORP INC
filed 1997-03-26
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended DECEMBER 31, 1996
                          -----------------
                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                              -------------  -----------------------------------
Commission file number          0-17455
                              -------------
                                  COMM BANCORP, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                                 23-2242292
----------------------------------------           -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification Number)

521 MAIN STREET, FOREST CITY,  PA                            18421
-----------------------------------------          -----------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code           (717) 785-3181
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of each exchange on
                                                   which registered

NONE
-------------------------------------              -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.33 PER SHARE
--------------------------------------------------------------------------------
                                      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sale price: $43,843,599 AT FEBRUARY 3, 1997.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 2,200,080 AT FEBRUARY 3, 1997.


                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1996, are incorporated by reference in Part II of this Annual Report. Portions of the registrant's 1997 Proxy Statement, are incorporated by reference in Part III of this Annual Report.







                                  Page 1 of 167
                              Exhibit Index on Page 36


                                 COMM BANCORP, INC.
                                   FORM 10-K INDEX


PART I                                                            PAGE

Item  1. Business.................................................  3

Item  2. Properties............................................... 18

Item  3. Legal Proceedings........................................ 19

Item  4. Submission of Matters to a Vote of Security Holders......  *


PART II

Item  5. Market for the Registrant's Common Equity and Related
         Stockholder Matters...................................... 20

Item  6. Selected Financial Data.................................. 20

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................... 21

Item  8. Financial Statements and Supplementary Data.............. 21

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................  *


PART III

Item 10. Directors and Executive Officers of the Registrant....... 22

Item 11. Executive Compensation................................... 25

Item 12. Security Ownership of Certain Beneficial Owners and
Management............................................... 30

Item 13. Certain Relationships and Related Transactions........... 32


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K................................................. 32

SIGNATURES........................................................ 34

EXHIBIT INDEX..................................................... 36

*Not Applicable


                                 COMM BANCORP, INC.
                                      FORM 10-K


PART I

ITEM 1.   BUSINESS

GENERAL

Comm Bancorp, Inc. ("Company") is a Pennsylvania business corporation, incorporated on May 20, 1983, and is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Company has one wholly-owned subsidiary, Community Bank and Trust Company ("Community Bank"). The deposits of Community Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Bank Insurance Fund ("BIF"). The Company's business has consisted of managing and supervising Community Bank and its principal source of income has been dividends paid by Community Bank. At December 31, 1996, the Company had total consolidated assets, deposits and stockholders' equity of approximately $354.8 million, $320.5 million and $31.3 million, respectively. During 1996, the Company and Community Bank employed approximately 149 persons on a full-time equivalent basis.

Community Bank is a Pennsylvania state-chartered commercial bank and a member of the Federal Reserve System. As of December 31, 1996, Community Bank had ten branch locations, including its main office in Forest City, Susquehanna County, Pennsylvania. Community Bank's branch offices are located in the Pennsylvania counties of Lackawanna, Susquehanna, Wayne and Wyoming.

SUPERVISION AND REGULATION - COMPANY

The Company is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") for matters relating to the offering and sale of its securities. The Company is currently subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports, and proxy solicitation materials in accordance with the Securities Exchange Act of 1934 ("Exchange Act").

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

The Bank Holding Company Act also prohibits acquisition of control of a bank holding company, such as the Company, without prior notice to the Federal Reserve Board. Control is defined for this purpose as the power, directly or indirectly, to influence the management or policies of a bank holding company or to vote 25.0 percent, or 10.0 percent if no other person or persons acting in concert holds a greater percentage, of the common stock or more of the Company's common stock.

The Company is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and Community Bank. Subject to certain exceptions, a bank holding company and its subsidiaries are generally prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or service. The so-called "Anti-tie-in" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company, or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company, or any subsidiary of its bank holding company. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company, and on taking of such stock or securities as collateral for loans to any borrower.

PERMITTED NONBANKING ACTIVITIES

The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company without prior approval of the Federal Reserve Board are:

1. Making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others, such as would be made by the following types of companies: consumer finance, credit card, mortgage, commercial finance, and factoring.

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

7. Providing to others financially-oriented data processing or bookkeeping services.

8. Subject to certain limitations: (a) acting as an insurance principal, agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit by the bank holding company system; (b) acting as agent or broker for insurance directly related to an extension of credit by a finance company, that is a subsidiary; and (c) engaging in any insurance agency activity in a place where the bank holding company or a subsidiary of the bank holding company has a lending office and that: (1) has a population not exceeding 5.0 thousand; and (2) has inadequate insurance agency facilities.

9. Owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities, lending and other activities permissible for bank holding companies.

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

16. Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations such as bankers' acceptances and certificates of deposit.

17. Subject to certain limitations, providing by any means, general information and statistical forecasting with respect to foreign exchange markets, advisory services designed to assist customers in monitoring, evaluating and managing their foreign exchange exposures, and certain transactional services with respect to foreign exchange.

18. Subject to certain limitations, acting as a futures commission merchant in the execution and clearance on major commodity exchanges of futures contracts and options on futures contracts for bullion, foreign exchange, government securities, certificates of deposit and other money market instruments.

19. Subject to certain limitations, providing commodity trading and futures commission merchant advice, including counsel, publications, written analyses and reports.

20. Providing consumer financial counseling that involves educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance, and general investment management, so long as this activity does not include the sale of specific products or investments.

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

INTERSTATE BANKING AND BRANCHING

The following discussion describes those provisions of the Riegle-Neal
Interstate
Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act") that would pertain to the Company. It is not an exhaustive description of all provisions of the Interstate Banking Act.

In general, the Federal Reserve Board may approve an application by the Company to acquire control of, or acquire all or substantially all of the assets of, a bank located outside of the Commonwealth of Pennsylvania without regard to whether such acquisition is prohibited under the law of any state, but subject to certain state law restrictions and requirements enumerated in the Interstate Banking Act. The Federal Reserve Board may approve such application if it finds, among other things, that the Company is adequately capitalized and adequately managed. Moreover, the
Federal Reserve Board may not approve such acquisition if the target bank has not been in existence for the minimum period of time, if any, required by such target bank's "home" state. The Federal Reserve Board may, however, approve the acquisition of the target bank that has been in existence for at least five years without regard to any longer minimum period of time required under the law of the "home" state of the target bank.

Furthermore, the Interstate Banking Act provides that, beginning June 1, 1997, appropriate federal supervisory agencies may approve a merger of Community Bank with another bank located in a different state or the establishment by Community Bank of a new branch office either by acquisition or de novo, unless the Commonwealth of Pennsylvania enacts a law prior to June 1, 1997, allowing an interstate merger or expressly prohibiting a merger with an out-of-state bank. The Commonwealth of Pennsylvania has enacted a law to "opt-in" early to these interstate mergers.

Moreover, the Interstate Banking Act provides that Community Bank may establish and operate a de novo branch in any state that "opts-in" to de novo branching. A "de novo branch" is a branch office that is originally established as a branch and does not become a branch as a result of an acquisition or merger. The Commonwealth of
Pennsylvania has enacted a law to "opt-in" early to de novo interstate branching.

As of May 2, 1996, the State Bank Supervisors of the states of Alabama,
Delaware,
Maryland, New Jersey, North Carolina, Pennsylvania and Virginia executed a Cooperative Agreement that governs the manner in which state-chartered banks with branches in multiple states will be supervised. This Cooperative Agreement was necessitated by the Interstate Banking Act and was drafted to create a level playing field for state-chartered banks with respect to supervision and regulation of branch offices in a multiple state setting. Specifically, this agreement outlines general principles for determining whether home or host state law applies, including the following: (1) host state law applies to operational issues relating to a branch located in a host state, including antitrust, community reinvestment, consumer protection, usury and fair lending laws; (2) the state law of the home state will apply to corporate structure issues, such as charter, bylaws, incorporation, liquidation, stockholders and directors, capital and investments; and (3) bank powers issues will be resolved with reference to both home and host state laws.

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

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989 ("FIRREA")

On August 9, 1989, major reform and financing legislation, i.e., FIRREA, was enacted into law in order to restructure the regulation of the thrift industry, to address the financial condition of the Federal Savings and Loan Insurance Corporation and to enhance the supervisory and enforcement powers of the federal bank and thrift regulatory agencies. The Federal Reserve Board, as the primary federal regulator of
Community Bank, is responsible for the supervision of Community Bank.  The
Federal
Reserve Board and FDIC have far greater flexibility to impose supervisory agreements on an institution that fails to comply with its regulatory requirements, particularly with respect to capital requirements. Possible enforcement actions include the imposition of a capital plan, termination of deposit insurance and removal or temporary suspension of an officer, director or other institution-affiliated party.

Under FIRREA, civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties of up to $5.0 thousand per day for any violation of law or regulation. A civil penalty of up to $25.0 thousand per day may be assessed if more than a minimal loss or a pattern of misconduct is involved. Finally, a civil penalty of up to $1.0 million per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1.0 million per violation, up to $5.0 million for continuing violations or for the actual amount of gain or loss.
These monetary penalties may be combined with prison sentences of up to five years.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 ("FDICIA")

GENERAL

The FDICIA reformed a variety of bank regulatory laws. Certain of these provisions are discussed below.

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

PROMPT CORRECTIVE ACTION

In order to reduce losses to the deposit insurance funds, the FDICIA established a format to more closely monitor FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDICIA established five capital categories.
They are: (I) well-capitalized; (II) adequately capitalized; (III) undercapitalized;
(IV) significantly undercapitalized; and (V) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on depository institutions as they descend the capital categories from well-capitalized to critically undercapitalized.

The FDIC, the Office of the Comptroller of the Currency, the Federal Reserve Board, and the Office of Thrift Supervision have jointly issued regulations relating to these capital categories and prompt corrective action. These capital measures for prompt corrective action are defined as follows:

A well-capitalized institution would be one that has a 10.0 percent or greater total risk-based capital ratio, a 6.0 percent or greater Tier I risk-based capital ratio, a
5.0 percent or greater Tier I Leverage capital ratio, and is not subject to any written order or final directive by its regulator to meet and maintain a specific capital level.

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

An undercapitalized institution would fail to meet one or more of the required minimum capital levels for an adequately capitalized institution. An undercapitalized institution must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth.
In addition, the institution is prohibited from making acquisitions, opening new branches or engaging in new lines of business without the prior approval of its primary federal regulator. A number of other discretionary restrictions may also be imposed on a case-by-case basis, and more stringent restrictions that otherwise would apply to significantly undercapitalized institutions may be imposed on an undercapitalized institution that fails to file or implement an acceptable capital restoration plan.

A significantly undercapitalized institution would have a total risk-based capital
ratio of less than 6.0 percent, a Tier I risk-based capital ratio of less than
3.0
percent or a Tier I Leverage capital ratio of less than 3.0 percent, as the case may be. Institutions in this category would be subject to all the restrictions that apply to undercapitalized institutions. Certain other mandatory prohibitions also would apply, such as restrictions against the payment of bonuses or raises to senior executive officers without the prior approval of the institution's primary federal regulator. A number of other restrictions may also be imposed.

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

DEPOSIT INSURANCE

As a result of the special assessment due on October 1, 1996, and required by the Deposit Insurance Funds Act of 1996 ("Funds Act"), the Savings Association
Insurance Fund ("SAIF") was capitalized at the Designated Reserve Rate of 1.25 percent of estimated insured deposits on October 1, 1996. The FDIC has, therefore, lowered the rate on assessments paid to the SAIF. Effective January 1, 1997, the
Funds Act separates the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF and BIF deposit insurance assessments.
The amount assessed on Community Bank by the FICO will be in addition to any amount paid for deposit insurance. FICO assessment rates for the first semi-annual period of 1997 were set at 1.3 basis points annually for BIF-assessable deposits (which are the type of deposits held by Community Bank) and 6.48 basis points annually for SAIF-assessable deposits. The FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the BIF and SAIF are merged, or until January 1, 2000, whichever occurs first.

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



BANK ENTERPRISE ACT OF 1991

Within the overall FDICIA is a separate subtitle called the Bank Enterprise Act of
1991 ("Act"). The purpose of the Act is to encourage banking institutions to establish "basic transaction services for consumers" or so-called "lifeline depository accounts." The FDIC assessment rate is reduced for all lifeline depository accounts. The Act establishes ten factors that are the minimum requirements to qualify as a lifeline depository account. Some of these factors relate to minimum opening and balance amounts, minimum number of monthly withdrawals, the absence of discriminatory practices against low-income individuals, and minimum service charges and fees. Moreover, the Housing and Community Development Act of
1972 requires that the FDIC's risk-based assessment system include provisions regarding lifeline depository accounts. Assessment rates applicable to lifeline depository accounts are to be established by FDIC rule.

TRUTH IN SAVINGS ACT

FDICIA also contains the Truth in Savings Act ("TSA"). The Federal Reserve Board has adopted Regulation DD under the TSA. The purpose of the TSA is to require the clear and uniform disclosure of the rates of interest that are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. In addition to disclosures to be provided when a customer establishes a deposit account, the TSA requires the depository institution to include, in a clear and conspicuous manner, the following information with each periodic statement: (I) the annual percentage yield; (II) the amount of interest earned; (III) the amount of any fees and charges imposed; and
(IV)
the number of days in the reporting period. The TSA allows for civil lawsuits to be initiated by customers if the depository institution violates any provision or regulation under the TSA.



















REGULATORY CAPITAL REQUIREMENTS

The following table presents the Company's consolidated capital ratios at December 31, 1996:

                                                                     (In Thousands)

Tier I capital................................................................ $ 28,692
Tier II capital............................................................... $  2,346
Total capital................................................................. $ 31,038

Adjusted total average assets................................................. $345,738
Total adjusted risk-weighted assets(1)........................................ $186,070

Tier I risk-based capital ratio(2)............................................   15.42%
Required Tier I risk-based capital ratio......................................    4.00%
Excess Tier I risk-based capital ratio........................................   11.42%

Total risk-based capital ratio(3).............................................   16.68%
Required total risk-based capital ratio.......................................    8.00%
Excess total risk-based capital ratio.........................................    8.68%

Tier I Leverage ratio(4)......................................................    8.30%
Required Tier I Leverage ratio................................................    4.00%
Excess Tier I Leverage ratio..................................................    4.30%

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

Effective December 31, 1994, the Federal Reserve Board issued a final rule with respect to the implementation of SFAS No. 115 for regulatory capital reporting purposes. Under this final rule, net unrealized holding losses on available for sale equity securities, but not debt securities, with readily determinable fair values will be included when calculating consolidated Tier I capital. All other unrealized holding gains and losses on available for sale securities will be excluded from consolidated Tier I capital.

The Company's ability to maintain the required levels of capital is substantially dependent upon the success of its capital and business plans, the impact of future economic events on loan customers, the ability to manage its interest rate risk and investment portfolio, and control its growth and other operating expenses.

EFFECT OF GOVERNMENT MONETARY POLICIES

The earnings of the Company are, and will be, affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through their power to implement national monetary policy in order to curb inflation or combat a recession, among other things. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulations of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

HISTORY AND BUSINESS - COMMUNITY BANK

Community Bank's legal headquarters is located at 521 Main Street, Forest City, Pennsylvania 18421. As of December 31, 1996, Community Bank had total assets of $350.6 million, total stockholders' equity of $28.0 million and total deposits of $320.5 million.

Community Bank is a community bank that seeks to provide personal attention and professional financial assistance to its customers. Community Bank is a locally managed and oriented financial institution established to serve the needs of individuals and small- and medium-sized businesses. Community Bank's business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently-applied credit policies.

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

Community Bank solicits small- and medium-sized businesses located primarily within its market area that typically borrow less than $100.0 thousand. In the event that certain loan requests exceed Community Bank's lending limit to any one customer, Community Bank seeks to arrange such loans on a participation basis with other financial institutions.

MARKET AREA

Community Bank's primary market area comprises Lackawanna, Susquehanna, Wayne and
Wyoming counties that are located in the Northeast corner of the Commonwealth of Pennsylvania. The largest municipality in this market area is the city of Scranton with a population of approximately 82.0 thousand based upon 1990 census data. None of Community Bank's branches are within the city of Scranton. All of the branches are located well outside of Scranton in rural or small-town settings. See Item 2 hereof for a description of the location of each branch office.

Community Bank competes with eighteen commercial banks, three thrift institutions and twenty-two credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank has recently experienced increased competition for deposits from mutual funds and security brokers. Consumer, mortgage and insurance companies actively compete for various types of loans. Principal methods of competing for banking and permitted non-banking services include price, nature of product, quality of service, and convenience of location.

SUPERVISION AND REGULATION - COMMUNITY BANK

The operations of Community Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the
Federal Reserve System, and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the Pennsylvania Department of Banking ("Department"), the Federal Reserve Board and the FDIC.

The primary federal supervisory authority that regularly examines Community Bank is the Federal Reserve Board. The Federal Reserve Board has the authority under the
Financial Institutions Supervisory Act to prevent a state member bank from engaging in an unsafe or unsound practice in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business; the investments a bank may make; the reserves against deposits a bank must maintain; loans a bank makes and the collateral it takes; the activities of a bank with respect to mergers and consolidations; and the establishment of branches. All banks in Pennsylvania are permitted to maintain branch offices in any county of the state. Branches of state-chartered banks may be established only after approval by the Department. The Department is required to grant approval only if it finds that there is a need for banking services or facilities such as are contemplated by the proposed branch. The Department may disapprove the application if the bank does not have the capital and surplus deemed necessary.

Multi-bank holding companies are permitted in Pennsylvania. See sections entitled "Pennsylvania Banking Law" and "Interstate Banking and Branching."


A subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal stockholders of its parent holding company, among others, and to related interests of such principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal stockholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulations of, and restrictions on, the business of
Community Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of Community Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, Community Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.
Under the Federal Deposit Insurance Act, the Federal Reserve Board possesses the power to prohibit institutions regulated by it, such as Community Bank, from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, the Financial Institutions and Interest Rate Control Act of
1987 ("FIRA") generally expands the circumstances under which officers or directors of a bank may be removed by the institution's federal regulator; restricts lending by a bank to its executive officers, directors, principal stockholders or related interests thereof; restricts management personnel of a bank from serving as directors or holding other management positions with certain depository institutions whose assets exceed a specified amount or that have an office within a specified geographic area; and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal regulator has been given sixty days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

Under the Bank Secrecy Act ("BSA"), Community Bank is required to report to the Internal Revenue Service currency transactions of more than $10.0 thousand or multiple transactions of which it is aware in any one day that aggregate in excess of
$10.0 thousand. Civil and criminal penalties are provided under the BSA for failure to file a required report, failure to supply information required by the BSA, or filing a false or fraudulent report.

The Garn-St. Germain Depository Institutions Act of 1982 ("1982 Act"), removes certain restrictions on the lending powers and liberalizes the depository abilities of Community Bank. The 1982 Act also amends FIRA (see above) by eliminating certain statutory limits on lending by a bank to its executive officers, directors, principal stockholders or related interests thereof, and by relaxing certain reporting requirements. However, the 1982 Act strengthened FIRA provisions respecting management interlocks and correspondent bank relationships by management personnel.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act of 1977 ("CRA"), as amended, and the regulations promulgated to implement the CRA, are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. Until May 1995, a depository institution was evaluated for CRA compliance based upon twelve assessment factors.

The CRA regulations were completely revised as of May 4, 1995, to establish new performance-based standards for use in examining a depository institution's compliance with the CRA. The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investments in the community. A small bank is defined as a depository institution that has total assets of less than $250.0 million and is independent or is an affiliate of a holding company with less than $1.0 billion in assets. Pursuant to the revised CRA regulations, a depository institution that qualifies as a small bank will be examined under a streamlined procedure that emphasizes lending activities. The streamlined examination procedures for a small bank became effective on January 1, 1996.

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

For the purposes of the revised CRA regulations, Community Bank is a small depository institution, based upon financial information as of December 31, 1996. In the future, Community Bank will be evaluated for CRA compliance using the streamlined procedures for a small bank. Under the twelve assessment factors contained in the prior CRA regulations, Community Bank received an "outstanding" rating in 1995. Community Bank expects to receive a rating under the revised CRA regulations that is consistent with its 1995 rating.

CONCENTRATION

The Company and Community Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers, the loss of any one or more of which would have a material adverse effect on the financial position of the Company or Community Bank.

ITEM 2.       PROPERTIES

The Company owns no property other than through Community Bank as follows:

                                   Type of     Approximate
Property      Location             Ownership   Square Footage  Use
--------      --------              ---------   --------------  ---
   1          521 Main Street      Owned                7,100  Banking services.
              Forest City, PA

   2          528 Main Street      Leased              4,250   Administrative
              Forest City, PA                                  offices.

   3          347 Main Street      Owned               5,500   Banking services.
              Simpson, PA

   4          37 Dundaff Street    Owned               4,300   Banking services.
              Carbondale, PA

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

   8          Route 106            Owned               1,300   Banking services.
              Clifford, PA

   9          61 Church Street     Owned               3,500   Banking services.
              Montrose, PA

  10          Route 29             Leased              2,175   Banking services.
              Eaton Township, PA

  11          Route 307            Leased              1,250   Banking services.
              Lake Winola, PA


The administrative offices' property lease expires in 1997 and contains an option that allows for an unlimited number of additional terms of six months each. The Lakewood property lease expires in 2001 and contains an option to renew the lease for an additional term of five years. The Route 29 Eaton Township and Lake Winola property leases expire in 2009. For information with respect to obligations for lease rentals, refer to Note 6 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders filed at Exhibit 13 hereto and incorporated in its entirety by reference.

It is management's opinion that the facilities currently utilized are suitable and adequate for current and immediate future purposes.

ITEM 3.       LEGAL PROCEEDINGS

GENERAL

The nature of the Company's and Community Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Company and Community Bank, there are no proceedings pending to which the Company and Community Bank are a party or to which their property is subject, which if determined adversely, would be material in relation to the Company's and Community Bank's undivided profits or financial position, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company and Community Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and Community Bank by government authorities or others.

ENVIRONMENTAL ISSUES

There are several federal and state statutes that govern the obligations of financial institutions with respect to environmental issues. Besides being responsible for its own conduct under such statutes, a bank may also be held liable under certain circumstances for actions of borrowers or other third parties on properties that collateralize loans held by the bank. Such potential liability may far exceed the original amount of the loan made by the bank. Currently, Community Bank is not a party to any pending legal proceedings under any environmental statute nor is Community Bank aware of any circumstances that may give rise to liability of Community Bank under any such statute.

PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company had 744 stockholders of record and 2,200,080 shares of common stock, par value of $0.33 per share, the only authorized class of common stock ("Common Stock") outstanding as of February 3, 1997. The Company's Common Stock began trading on the
National Association of Securities Dealers Automated Quotation ("NASDAQ")
National
Market Tier of The NASDAQ Stock Market under the Symbol "CCBP" on June 17, 1996. Prior to June 17, 1996, the Company's Common Stock was quoted on the over-the-counter
Electronic Bulletin Board Interdealer System. The following table sets forth during the periods indicated: (1) the high and low closing sale prices for a share of the Company's Common Stock, and (2) dividends on a share of the Common Stock. Retroactive effect is given in sale prices and dividend information for a three-for-one stock split effectuated April 1, 1996.

                                                                            Dividends
                                                      High            Low    Declared
                                                   -------        -------   ---------
1995:
First quarter..................................... $13 3/8        $13 3/8      ----
Second quarter....................................  13 3/8         13 3/8      ----
Third quarter.....................................  13 3/8         13 3/8      $.08
Fourth quarter.................................... $14            $13 3/8      $.13

1996:
First quarter..................................... $14            $14          $.05
Second quarter....................................  23 3/4         14           .06
Third quarter.....................................  25 1/2         21 1/2       .06
Fourth quarter.................................... $27 1/2        $25          $.11

The Company has paid cash dividends since 1983. It is the present intention of the
Company's Board of Directors to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law, and other factors relevant at the time the Board of Directors considers any declaration of dividends. Cash available for the payment of dividends must initially come from dividends paid by
Community Bank to the Company. Therefore, the restrictions on Community Bank's dividend payments are directly applicable to the Company. For information with respect to dividend restrictions of the Company and Community Bank, refer to
Note 15
of the Notes to Consolidated Financial Statements in the Company's Annual Report to
Stockholders filed at Exhibit 13 hereto and incorporated in its entirety by reference.

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

The Company's supplementary data is filed at Exhibit 13 hereto and is incorporated in its entirety by reference under this Item 8.




































PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Each director of the Company is elected for a one-year term and until his successor is duly elected and qualified. Current directors were elected at the 1996 Annual
Meeting of Stockholders, which was held on June 7, 1996. The following table contains certain information with respect to the directors and executive officers of the Company:

                                     PRINCIPAL OCCUPATION
                                     FOR PAST FIVE YEARS
                         AGE AS OF   AND POSITION HELD                DIRECTOR OF
                        FEBRUARY 3,  WITH THE COMPANY AND             COMPANY/COMMUNITY
NAME                       1997      COMMUNITY BANK                   BANK SINCE
----                    ----------   ---------------------            -----------------
David L. Baker                51     President and Chief              1988/1993
                                     Executive Officer ("CEO")
                                     of the Company and
                                     Community Bank (as of
                                     April 26, 1995); Senior
                                     Vice President of
                                     Community Bank (as of
                                     January 20, 1993);
                                     President of the First
                                     National Bank of
                                     Nicholson ("FNB Nicholson")
                                     (1987-1993) prior to its
                                     merger with Community Bank

Donald R. Edwards, Sr.(1)     53     Owner, Mountain View Inn         1988/1993

William F. Farber, Sr.        59     President, Farber's              1983/1970
                                     Restaurants; Chairman of the
                                     Boards of Directors of the
                                     Company and Community Bank

Judd B. Fitze                 44     Partner, Farr, Davis & Fitze     1995/1993
                                     (attorney-at-law)

John P. Kameen                55     Publisher, Forest City News;     1983/1979
                                     Secretary of the Company

William B. Lopatofsky         65     Owner, Northeast Distributors    1983/1982
                                     and Equipment

J. Robert McDonnell           61     Owner, McDonnell's Restaurant;   1983/1979
                                     Vice President of the Company

Joseph P. Moore, Jr.          70     Retired President, Moore         1988/1992
                                     Motors Inc. (automobile
                                     dealership); President,
                                     Elk Mountain Ski Resort, Inc.

Eric Stephens(1)              45     Auto Dealer, H.L. Stephens       1988/1993
                                     and Son (automobile dealership)

(1)         Eric Stephens is married to the niece of Donald R. Edwards, Sr.




PRINCIPAL OFFICERS OF THE COMPANY

The following table sets forth selected information about the principal officers of the Company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:

                                      COMPANY
                            HELD      EMPLOYEE     NUMBER OF SHARES       AGE AS OF
NAME AND POSITION           SINCE       SINCE     BENEFICIALLY OWNED   FEBRUARY 3, 1997
-----------------           -----     --------    ------------------   ----------------
David L. Baker              1995        1992           11,304(2)              51
President and CEO

William F. Farber, Sr.      1983         (1)          188,820                 59
Chairman of the Board

John P. Kameen              1996         (1)           20,280(3)              55
Secretary

J. Robert McDonnell         1983         (1)           32,544(4)              61
Vice President

Scott A. Seasock            1989        1989            3,005(5)              39
Senior Vice President and
Chief Financial Officer
("CFO")

Thomas E. Sheridan          1989        1985            5,844(6)              40
Senior Vice President and
Chief Operations Officer
("COO")

(1)            Messrs. Farber, Kameen and McDonnell are not employees of the Company.
(2)            Includes 5,040 shares held individually; 4,800 shares held jointly with his spouse;  732 shares
               held under his IRA; and 732 shares held under his spouse's IRA.
(3)            Includes 17,280 shares held jointly with his spouse; and 3,000 shares held jointly with other
               individuals.
(4)            Held jointly with his spouse.
(5)            Includes 825 shares held jointly with his spouse; 1,520 shares held jointly with his spouse and
               sons; and 660 shares held under his IRA.
(6)            Includes 1,764 shares held jointly with his spouse; and 4,080 shares held jointly with his
               father.



















PRINCIPAL OFFICERS OF COMMUNITY BANK

The following table sets forth selected information about the principal officers of
Community Bank, each of whom is elected by the Board of Directors of Community Bank and each of whom holds office at the discretion of Community Bank's Board of
Directors:

                                        COMMUNITY
                                          BANK
                               HELD     EMPLOYEE    NUMBER OF SHARES    AGE AS OF
NAME AND POSITION              SINCE      SINCE    BENEFICIALLY OWNED  FEBRUARY 3, 1997
-----------------              -----    ---------  ------------------  ----------------
David L. Baker                 1995       1993(1)      11,304(3)              51
President and CEO

Thomas M. Chesnick             1989       1952         28,200(4)              62
Vice President, Cashier and
Assistant Secretary

Scott A. Seasock               1993       1993(2)       3,005(5)              39
Senior Vice President and
CFO

Thomas E. Sheridan             1989       1985          5,844(6)              40
Senior Vice President and
COO

(1)            Prior to the merger of FNB Nicholson with Community Bank, Mr. Baker was employed by FNB
               Nicholson from 1987 to 1993 as the President.
(2)            Prior to the merger of FNB Nicholson with Community Bank, Mr. Seasock was employed by FNB
               Nicholson from 1987 to 1993 as Senior Vice President and CFO.
(3)            See footnote (2) under the above caption entitled "Principal Officers of the Company."
(4)            Includes 17,820 shares held jointly with his spouse; and 10,380 shares held jointly with various
               relatives.
(5)            See footnote (5) under the above caption entitled "Principal Officers of the Company."
(6)            See footnote (6) under the above caption entitled "Principal Officers of the Company."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Except as follows, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for any of those persons, the Company believes that during the period January 1, 1996, through December 31, 1996, its officers and directors were in compliance with all filing requirements applicable to them.

On November 14, 1996, Judd B. Fitze, a director of the Company, purchased 300 shares of the Common Stock at a price of $27.25 per share or $8,175 in the aggregate. Mr. Fitze failed to report the purchase on Form 5 in a timely manner. Such Form 5 was required to be filed on or before February 14, 1997. Mr. Fitze filed his Form 5 with the SEC for such purchase on March 6, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

Shown below is information concerning the annual compensation for services in all capacities to the Company and Community Bank for the fiscal years ended December 31,
1996 and 1995, to the President and CEO of the Company and Community Bank. No other officers' total annual salary and bonus exceeded $100.0 thousand during the fiscal years reported:

                             SUMMARY COMPENSATION TABLE
                                                                   LONG-TERM COMPENSATION
                                 ANNUAL COMPENSATION                  AWARDS          PAYOUTS
                                                  Other
Name and                                          Annual       Restricted                        All Other
Principal                                         Compensa-      Stock      Options/   LTIP      Compensa-
Position            Year    Salary($)    Bonus($) tion($)       Award(s)    SARs      Payouts    tion($)
----------------------------------------------------------------------------------------------------------
David L. Baker      1996     101,029      10,000   2,992(2)       -0-        -0-        -0-      27,958(3)
President and       1995      84,666       6,000   1,379(2)       -0-        -0-        -0-         -0-
CEO (1)

(1)       Mr. Baker was named President and CEO of the Company and Community Bank effective April 26, 1995.  Prior to such time, Mr. Baker was a Senior Vice President of
Community Bank.
(2)       Represents the contribution Community Bank made on behalf of Mr. Baker pursuant to the
          profit sharing plan.  Aggregate perquisites and other personal benefits were less than
          10.0 percent of the salary and bonus reported, and therefore, need not be presented.
(3)       Represents the payout from the discontinuance of the Company's deferred compensation
          plan for certain senior management employees.

PENSION PLAN

Community Bank has a profit sharing plan ("Plan"), which covers all employees who have completed 1.0 thousand hours of service, attained twenty-one years of age and have been employed by Community Bank for at least one year. The entry date of an employee into the Plan is January 1 of the year following the satisfaction of the eligibility requirements. Normal retirement age is sixty-five. The normal retirement benefit is the accumulated account balance of annual contributions, investment income and forfeitures. The annual contribution is determined by the Board of Directors each year. Contributions are allocated to each participant based on a pro-rata share of compensation covered under the Plan. Investment income is allocated to each participant based on a pro-rata share of the account balances accumulated at the beginning of the year. Forfeitures are allocated to each participant based on a pro-rata share of compensation covered under the Plan.
If a
participant separates from service prior to retirement, the participant will be entitled to a portion of the profit sharing account based on years of service according to the following schedule:

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

During 1996, $66,615 was allocated among the participants' accounts of the Plan. The amount contributed by Community Bank in 1996 to the Plan for Mr. Baker, the President and CEO of the Company and Community Bank was $2,992. Mr. Baker had ten (10) years of credited service under the Plan.

COMPENSATION OF DIRECTORS

During 1996, Mr. Baker, an officer of the Company and Community Bank, sat on the Company's and Community Bank's Board of Directors and various committees of Community
Bank. Mr. Baker received no fees for his services on such committees. Mr. Baker received no fees for his services on the Company's or Community Bank's Board of Directors.

All members of the Company's Board of Directors, including Mr. Farber, the Chairman of the Company, received a fee of $400 per quarter for the first half of 1996. Effective July 1, 1996, directors received a fee of $500 per month. Aggregate fees paid by the Company in 1996 totaled $30,400. Except for Mr. Farber, members of Community Bank's Board of Directors received a fee of $800 per month for the first half of 1996. Effective July 1, 1996, the directors received $1,000 per month. Mr. Farber, as the Chairman of Community Bank, received a fee of $2,800 per month for the first half of 1996. Effective July 1, 1996, Mr. Farber received $3,000 per month.
Aggregate directors' fees paid by Community Bank in 1996 were $175,200.

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

The fundamental philosophy of the Company's and Community Bank's compensation program is to offer competitive compensation opportunities for all employees based on each individual's contribution and personal performance. The compensation program is administered by the Executive Compensation Committee ("Committee") comprised of two outside directors and three members of the Company's Board of Directors listed in the section "Principal Officers," thereto. The objective of the Committee is to establish a fair compensation policy to govern executive officers' base salaries and incentive plans to attract and motivate competent, dedicated and ambitious managers whose efforts will enhance the products and services of the Company, the results of which will be improved profitability, increased dividends to our stockholders and subsequent appreciation in the market value of our stock.

The compensation of the Company's and Community Bank's top executives is reviewed and approved annually by the Board of Directors. The top executives whose compensation is determined by the Committee include the CEO and all other executive management.
As guidance for review in determining base salaries, the Committee uses information composed from a Pennsylvania bank peer group. This bank peer group is different than the peer group utilized for the performance chart. Pennsylvania peer group banks have been utilized because of common industry issues and competition for the same executive talent group.

CEO COMPENSATION

The Board of Directors has determined that the President and CEO's 1996 compensation of $111,029 was appropriate in light of the Company's 1996 performance accomplishments. There is no direct correlation, however, between the President and
CEO's compensation and the Company's performance, nor is there any weight given by the Committee to any specific individual criteria. Such 1996 compensation was based on the Committee's subjective determination after review of all information that it deemed relevant.

EXECUTIVE OFFICERS

Compensation for the Company's and Community Bank's executive officers is determined by the Committee based on its subjective analysis of the individual's contribution to the Company's strategic goals and objectives. In determining whether strategic goals have been achieved, the Board of Directors considers, among numerous other factors, the following: the Company's performance as measured by earnings, revenues, return on assets, return on equity, market share, total assets and nonperforming loans. Although the performance and increases in compensation are measured in light of these factors, there is no direct correlation between any specific criterion and the employees compensation, nor is there any specific weight provided to any such criteria in the Committee's analysis. The determination by the Committee is subjective after review of all information, including the above, it deems relevant.

Total compensation opportunities available to the employees of the Company and Community Bank are influenced by general labor market conditions, the specific responsibilities of the individual and the individual's contributions to the Company's success. Individuals are reviewed annually on a calendar year basis. The
Company strives to offer compensation that is competitive with that offered by employers of comparable size in the banking industry. Through these compensation policies, the Company strives to meet its strategic goals and objectives to its constituents and provide compensation that is fair and meaningful to its employees.

                  Submitted by the Executive Compensation Committee
                  -------------------------------------------------
                               William F. Farber, Sr.
                                    Judd B. Fitze
                                   John P. Kameen
                                 J. Robert McDonnell
                                Joseph P. Moore, Jr.

































STOCK PERFORMANCE GRAPH AND TABLE

Set forth below is a line graph comparing the cumulative total stockholder return on the Company's Common Stock, based on the market price change and assuming reinvestment of dividends, with the cumulative total return of the NASDAQ Stock Market (US Companies) Index and the NASDAQ Bank Stocks (SIC 6000-6099 US Companies)
Index during the five-year period ended December 31, 1996. The stockholder return shown on the graph and table below is not necessarily indicative of future performance. The Company's Common Stock began trading on the NASDAQ National Market
Tier of the NASDAQ Stock Market under the Symbol "CCBP" on June 17, 1996.
































                                                          1991     1992     1993    1994     1995     1996
                                                         -----    -----    -----   -----    -----    -----
         Comm Bancorp, Inc.............................. 100.0    102.5    132.1   179.0    190.9    362.5

         Total Returns Index for
         NASDAQ Stock Market
         (US Companies)................................. 100.0    116.4    133.6   130.6    184.7    227.2

         Total Returns Index for
         NASDAQ Bank Stocks
         (SIC 6000-6099 US Companies)................... 100.0    153.3    202.0   204.7    313.4    406.3

NOTES:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighed daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the
preceding trading day is      used.
D. The index level for all series was set to $100.0 on 12/31/91.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL OWNERS

The following table sets forth information, as of February 3, 1997, related to each person who owns of record or who is known by the Board of Directors to be the beneficial owner of more than 5.0 percent of the outstanding Common Stock. Included are the name, address, number of shares beneficially owned by such person, and the percentage of the outstanding Common Stock so owned.

                                                             PERCENT OF OUTSTANDING
                                  SHARES BENEFICIALLY             COMMON STOCK
NAME AND ADDRESS                        OWNED(1)               BENEFICIALLY OWNED
----------------                  -------------------        ----------------------
Joseph P. Moore, Jr.                   218,760(2)                     9.94%
400 Williamson Road
Gladwyne, PA  19035

William F. Farber, Sr.                 188,820                        8.58%
Crystal Lake Road
R.R. 1, Box 1281
Carbondale, PA  18407

Gerald B. Franceski                    129,700(3)                     5.90%
Lewis Lake, P.O. Box 88
Union Dale, PA  18470

Robert T. Seamans                      128,305(4)                     5.83%
P.O. Box 462
Factoryville, PA  18419

(1)            The shares "beneficially owned" by an individual are determined in accordance with the
               definitions of "beneficial ownership" set forth in the General Rules and Regulations of the SEC.
               Included may be shares owned by or for the individual's spouse and minor children and any other
               relative who has the same home, as well as shares to which the individual has or shares voting
               or investment power or has the right to acquire beneficial ownership within sixty (60) days
               after February 3, 1997.  Beneficial ownership may be disclaimed as to certain of the shares.
(2)            Includes 30,240 shares held individually; 6,300 shares held in the
Moore Motors, Inc. Profit
               Sharing Plan, an automobile dealership of which he was President; and
182,220 shares held by
               Moore & Company, which are held in trust for his various relatives.
(3)            Includes 99,700 shares held jointly with his spouse; and 30,000 shares held jointly in various
               combinations with relatives.
(4)            Includes 126,470 shares held individually; and 1,835 shares held individually by his spouse.










BENEFICIAL OWNERSHIP BY EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth as of February 3, 1997, the amount and percentage of the Common Stock beneficially owned by each director and all officers and directors of the Company as a group.

 NAME OF INDIVIDUAL                      AMOUNT AND NATURE OF                 PERCENT
OR IDENTITY OF GROUP                 BENEFICIAL OWNERSHIP(1)(2)(3)          OF CLASS(4)
--------------------                 -----------------------------          -----------
David L. Baker                                 11,304(5)                       ----
Donald R. Edwards, Sr.                         51,816(6)                       2.36%
William F. Farber, Sr.                        188,820                          8.58%
Judd B. Fitze                                  11,500(7)                       ----
John P. Kameen                                 20,280(8)                       ----
William B. Lopatofsky                          25,410(9)                       1.16%
J. Robert McDonnell                            32,544(10)                      1.48%
Joseph P. Moore, Jr.                          218,760(11)                      9.94%
Scott A. Seasock                                3,005(12)                      ----
Thomas E. Sheridan                              5,844(13)                      ----
Eric Stephens                                   6,960(14)                      ----

All Executive Officers and Directors
 of the Company as a Group
 (9 Directors, 6 Officers,
 11 Persons in Total)                         576,243                         26.19%

(1)            Does not include any Common Stock held in fiduciary accounts under the control of the Trust
               Department of Community Bank.
(2)            See footnote (1) under the above caption entitled "Principal Owners."
(3)            Information furnished by the Executive Officers, Directors and the
Company.
(4)            Less than 1.0 percent unless otherwise indicated.
(5)            See footnote (2) under the above caption entitled "Principal Officers of the Company."
(6)            Includes 500 shares held individually; 100 shares held individually by his spouse; 50,700 shares
               held jointly with his spouse; 300 shares held jointly by his spouse and daughter; 108 shares
               held under his IRA; and 108 shares held under his spouse's IRA.
(7)            Includes 9,000 shares held jointly with his spouse; and 2,500 shares held under his IRA.
(8)            See footnote (3) under the above caption entitled "Principal Officers of the Company."
(9)            Held jointly with his spouse.
(10)           See footnote (4) under the above caption entitled "Principal Officers of the Company."
(11)           See footnote (2) under the above caption entitled "Principal Owners."
(12)           See footnote (5) under the above caption entitled "Principal Officers of the Company."
(13)           See footnote (6) under the above caption entitled "Principal Officers of the Company."
(14)           Includes 5,340 shares held individually; 900 shares held individually by his spouse; and 720
               shares held individually by his children.






ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described in the paragraphs below, there have been no material transactions between the Company and Community Bank, nor any material transactions proposed, with any director or executive officer of the Company and Community Bank, or any associate of the foregoing persons. The Company and Community Bank have had financial transactions in the ordinary course of business with directors and officers of the
Company and Community Bank. The Company and Community Bank intend to continue to have banking and financial transactions in the ordinary course of business with directors and officers of the Company and Community Bank and their associates on substantially the same terms, including interest rates and collateral, as those prevailing from time to time for comparable transactions with other persons. Total loans outstanding from Community Bank as of December 31, 1996, to the Company's and
Community Bank's executive officers and directors as a group, members of their immediate families, and companies in which they had an ownership interest of
10.0 percent or more was $5,005,964, or approximately 16.0 percent of the total equity capital of the Company. Loans to such persons were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Community Bank leased its Carbondale branch office from William F. Farber, Sr., the
Chairman of the Boards of Directors of the Company and Community Bank. The lease, which commenced in October 1988, was scheduled to expire in 1998 and contained an option that allowed Community Bank to purchase the property at fair market value or renew the lease for two additional terms of five years each. In 1996, lease payments to Mr. Farber were $6,020 per month or $72,240 annually. During the first quarter of
1997, Community Bank purchased such property for the sum of $600 thousand. Community
Bank received a certified appraisal prior to this transaction from a qualified commercial realtor stating that the fair market value of such property exceeded $600 thousand.

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

(b)            Reports on Form 8-K

The Company filed no current reports on Form 8-K during the quarter ended December 31, 1996.

(c)            Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K                     Description of Exhibit
--------------------------                     ----------------------
            2                                          None.
            3                                          None.
            4                                          None.
            9                                          None.
           10                                          None.
           11                                          None.
           12                                          None.
           13 Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 1996.
           16                                          None.
           18                                          None.
           21                          List of Subsidiaries of the Company.
           22                                          None.
           23                                          None.
           24                                          None.
           27                                          None.
           28                                          None.
           99                                          None.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.
(Registrant)

BY:/s/ David L. Baker                                March 10, 1997
   David L. Baker, President and
   Chief Executive Officer
   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                    Date

/s/ David L. Baker                                   March 10, 1997
David L. Baker, President and
Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Donald R. Edwards, Sr.                           March 10, 1997
Donald R. Edwards, Sr., Director

/s/ John B. Errico                                   March 10, 1997
Comptroller
(Principal Accounting Officer)

/s/ William F. Farber, Sr.                           March 10, 1997
William F. Farber, Sr.,
Chairman of the Board/Director

/s/ Judd B. Fitze                                    March 10, 1997
Judd B. Fitze, Director

/s/ John P. Kameen                                   March 10, 1997
John P. Kameen, Director

/s/ William B. Lopatofsky                            March 10, 1997
William B. Lopatofsky, Director

/s/ J. Robert McDonnell                              March 10, 1997
J. Robert McDonnell,
Vice President/Director

/s/ Joseph P. Moore, Jr.                             March 10, 1997
Joseph P. Moore, Jr., Director

/s/ Scott A. Seasock                                 March 10, 1997
Scott A. Seasock, Chief Financial
Officer (Principal Financial Officer)

/s/ Eric Stephens                                    March 10, 1997
Eric Stephens, Director



                                    EXHIBIT INDEX


Item Number              Description                            Page
----------               -----------                            ----
    13                   Portions of the Annual Report to
                         Stockholders for the
                         Fiscal Year Ended December 31, 1996      37

    21                   List of Subsidiaries of the Company     167








































COMM BANCORP, INC.
CONTENTS

     INTRODUCTION                                MANAGEMENT'S DISCUSSION AND
                                                 ANALYSIS 1995 VERSUS 1994
  39  Consolidated Financial Highlights
                                            137  Overview

  40  Dedication                            138  Operating Environment

  41  President's Message to Stockholders
                                            139  Review of Financial Position
  43  New Developments
                                            155  Review of Financial Performance
  46  Consolidated Selected Financial Data


                                                 DIRECTORS AND OFFICERS
     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                            160  Board of Directors and
                                                 Corporate Officers
  47  Forward-Looking Discussion
                                            161  Advisory Boards
  48  Operating Environment

                                            162  Officers
  53  Review of Financial Position
                                            163  Glossary of Terms

  90  Review of Financial Performance
                                            166  Stockholder Information


     CONSOLIDATED FINANCIAL STATEMENTS

 101  Independent Auditors' Report

 102  Consolidated Statements of Income

 103  Consolidated Balance Sheets

 104  Consolidated Statements of Changes in
      Stockholders' Equity

 105  Consolidated Statements of Cash Flows



      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 106  Summary of significant accounting policies

 115  Cash and cash equivalents

 116  Investment securities

 121  Loans, nonperforming assets and allowance for loan losses

 123 Commitments, concentrations and contingent liabilities

 125  Premises and equipment, net

 125  Other assets

 126  Deposits

 126  Short-term borrowings

 128  Long-term debt

 129  Employee benefit plans

 129  Fair value of financial instruments

 129  Income taxes

 131  Parent Company financial statements

 132  Regulatory matters

 136  Summary of quarterly financial information (unaudited)


COMM BANCORP, INC.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31                                        1996      1995      1994
--------------------------------------------------------------------------------------
FINANCIAL POSITION:
Assets................................................... $354,812  $350,948  $362,463
Investment securities....................................  101,994   108,706   152,566
Net loans................................................  231,859   209,932   190,909
Deposits.................................................  320,456   317,099   316,169
Stockholders' equity..................................... $ 31,256  $ 27,895  $ 22,689

FINANCIAL PERFORMANCE:
Interest income.......................................... $ 25,059  $ 26,467  $ 24,991
Interest expense.........................................   13,550    14,994    12,942
Net interest income......................................   11,509    11,473    12,049
Net income...............................................    4,200       200     3,325
Cash dividends declared.................................. $    623  $    462  $    455

FINANCIAL RATIOS:
Return on average total assets...........................     1.21%     0.06%     0.95%
Return on average stockholders' equity...................    14.57      0.77     14.26
Tier I capital ratio.....................................    15.42     14.23     13.82
Total capital ratio......................................    16.68     15.49     15.68
Leverage ratio...........................................     8.30      6.95      7.13
Allowance for loan losses to loans, net..................     1.67%     1.83%     1.84%

PER SHARE DATA:
Net income............................................... $   1.91  $   0.09  $   1.51
Cash dividends declared..................................     0.28      0.21      0.21
Stockholders' equity..................................... $  14.21  $  12.68  $  10.31










          Comm Bancorp, Inc. is a bank holding company incorporated under the laws of Pennsylvania.
          Headquartered in Forest City, Pennsylvania, Comm
          Bancorp, Inc. serves four counties through ten community banking offices. Each office interdependent with the community offers a comprehensive array of financial products and services to individuals, businesses, not-for-profit organizations, and government entities.






COMM BANCORP, INC.
DEDICATION

                                  JOSEPH P. KOCHMER
                                     (1941-1996)


           "The best portion of a good man's life is his little, nameless, unremembered acts of kindness and love"
                                                        --Wordsworth

Joseph P. Kochmer was born in Scranton on January 1, 1941. For thirty-seven years he was the owner and operator of Kochmer Quarries located in Clifford. He served as a member of the Community Bank & Trust Company Clifford Office Advisory Board for over ten years.

Someone once said, "The only place where success comes before work is in the dictionary." It surely applied to Joe Kochmer. Mr. Kochmer was very active throughout the Clifford area. His civic affiliations included memberships in the Clifford Volunteer Fire Company, the Harford Masonic Lodge 445, the Community Rod and Gun Club and the Twilight Golf League at Crystal Lake.
He was also a member of the Clifford Baptist Church where he served as a member of its Board of Trustees. Joe was also a former school director of the Mountain View School District.

Joe's commitment to his community was evident during his many years of service to the Clifford Volunteer Fire Company. He could be found cooking hot dogs and hamburgers at "Joe's Stand" during the annual firemen's picnic, as well as donning his apron at their annual chicken barbecue.

One of Joe's greatest loves was that of nature. His membership in the Community Rod and Gun Club was very special to him. Joe, along with other members of the club, would spend many hours nurturing and raising trout, which they released each spring into local streams. Anyone could see the pride and excitement in his eyes when he spoke about the fish nursery.

Mr. Kochmer was a loving, family man who came from modest means and worked very hard to build his business while raising his family. Joe was married to the former Rachel Machell. They were the parents of four children and had five grandchildren. Their children include a daughter, Machelle Owens, and three sons, Joseph Paul Jr., Robert and Scott. He is also survived by two brothers, Edward and Andrew, and seven sisters, Louise Dutka, Catherine Fron, Marie Aikens, Elizabeth Super, Virginia Hendricks, Josephine Barone and Anna Mae Sacco.

Joe will be sadly missed by all who knew him and especially by his friends at Community Bank & Trust Company. He was a fine gentleman who was always willing to roll up his sleeves and lend a helping hand.

To him we dedicate this annual report.










COMM BANCORP, INC.
PRESIDENT'S MESSAGE TO STOCKHOLDERS

Dear Stockholders:

While preparing this 1996 Annual Report, we paused to reflect on areas that were of significant importance to you as a stockholder, the customers we serve, and the Company. Our largest investment was in new technology. We installed and implemented a new process called Check Imaging. This project has been completed and was extremely well received by our customers. Other operating upgrades included software updates to our mainframe computer. These upgrades allow us to continue providing our customers the best and most efficient system on the market.

We achieved record earnings in 1996. Net income increased to $4.2 million or $1.91 per share. Factors that contributed to this dramatic increase included increased loan volume, reduced overhead costs, and the strengthened position of our investment portfolio. These changes resulted in an attainment of a 1.21 percent return on average assets and a 14.57 percent return on average stockholders' equity.

Total assets increased from $350.9 million at year end 1995 to $354.8 million at year-end 1996. Total loans increased $41.0 million, adjusted for loans to other financial institutions, during 1996. Deposits showed a slight increase from $317.1 million to $320.5 million at December 31, 1995 and 1996, respectively. For 1996, total stockholders equity increased approximately $3.4 million from $27.9 million to $31.3 million.

In addition to the financial accomplishments, we also moved forward in other pertinent areas, including the effectuation of a three-for-one stock split and the establishment of a listing on the NASDAQ National Market Tier of the NASDAQ Stock Market. Through these actions, your ownership has been favorably affected as evidenced by an increase in the market price per share from $14.00 on April 1, 1996, to a high of $27.50 during the fourth quarter.

During the third and fourth quarters of 1996 ,the employee profit sharing and payroll deferral saving plans were reorganized. After extensive research it was decided to offer employees a self-directed 401-K plan whereby they can personally select from several different vehicles to invest their pension benefits and payroll deferrals. This differs from the previous plan, which was primarily invested in fixed income securities. The plan took effect in January 1997.

We will be initiating an extensive customer service and product development training program for all employees in 1997. This program will assist our employees to better recognize our customers' needs by giving the employees the tools to fully meet those needs.




COMM BANCORP, INC.
PRESIDENT'S MESSAGE TO STOCKHOLDERS (CONTINUED)

The Board of Directors, executive officers, and staff wish to thank you for your continued support as we reaffirm our tradition of quality service while enhancing stockholder's value.


Sincerely,


/s/ David L. Baker
David L. Baker
President and
Chief Executive Officer







COMM BANCORP, INC.
NEW DEVELOPMENTS

Long recognized and appreciated for providing excellent personal attention, as well as a strong history of community involvement, Community Bank and Trust Company has been directing its efforts toward building a notable reputation for advanced technology and convenient services. This past year we have worked diligently to continue that tradition. Because our customers remain the most important part of our business.

Banking is a business shaped by confidence. Community Bank and Trust's banking history, as well as our experienced and knowledgeable financial administrators, customer service representatives, and executive officers have made that confidence part of our name. Through the years we have expanded our product lines and service offerings, while keeping in step with new technology to make banking as convenient as possible for our customers.

Our newest service addition - CHECK IMAGING - is one more reason our customers can remain confident and trust in our reputation. As part of this state-of-the-art technology, checking account customers receive a digital image of their checks in place of a cumbersome stack of canceled checks. Initiated this past fall, many Community Bank and Trust patrons have already found this new service to be extremely valuable.

Check Imaging brings new meaning to the convenience of streamlining monthly finances and provides many benefits to the customer. The imaged statement, which contains a printed image of each check, makes it easier for personal and commercial account customers to organize and balance checking and payroll accounts. Moreover, Community Bank and Trust will begin offering this imaging product via CD-ROM to commercial clients in 1997.

By reviewing checks at a glance, Check Imaging helps the client confirm every check written from an account, simplifies recordkeeping and reference, and helps realize savings in both time and money.

These clear pictures, four to thirty-six per standard letter-size sheet of paper, are legally accepted copies of actual checks. Imaged checks are accepted by the IRS, the Commonwealth of Pennsylvania, and the Federal Reserve System, among others, as proof of payment.

Customers have the option of receiving imaged checks in the order of date paid, check number, or dollar amount. Although customers receive only images of the front of the canceled checks, the back sides are also captured and available from the bank on request. Original checks are stored in the bank vault for six months then destroyed.

Research and retrieval of check images is faster and less expensive than the conventional method of searching for account information on microfilm. The new system allows the bank to retrieve copies of canceled checks and deposit tickets within minutes; provides image copy quality that is sharper than microfilm; and permits statements to be printed and delivered to customers within a shorter timeframe.

COMM BANCORP, INC.
NEW DEVELOPMENTS (CONTINUED)

As a way of introducing the ease of the new system to its customers, Community Bank and Trust Company furnished each account holder with a free, convenient financial organizer notebook in which to store imaged statements.

Check Imaging unquestionably fulfills our mission of providing innovative, state-of-the-art technology while continuing to provide high quality, personal service. As imaging technology is being introduced in many financial institutions nationwide, including the Federal Reserve System, we're proud to be among the very first to offer this progressive system to our customers. With convenient services such as Check Imaging, it's easy to see why so many people have made Community Bank and Trust Company their neighborhood bank.





































COMM BANCORP, INC.
NEW DEVELOPMENTS (CONTINUED)

                          COMMUNITY BANK AND TRUST COMPANY
                                   HELPS CREATE A
                              NEW GENERATION OF SAVERS

Today, America is facing its strongest economic competition from abroad. One reason for this challenge is that many countries have higher productivity growth rates than America. However, they have yet to achieve our level of productivity, which is still the envy of the world. Productivity determines a nation's quality of life through opportunities for educational excellence, stimulating well-paying jobs, and an ever-higher standard of living for all its citizens. Because there is a direct relationship between growth of a country's productivity and its savings, we must increase our national savings in order to increase productivity.

The "SAVE FOR AMERICA" campaign, endorsed by the U.S. Department of Education, has been designed to raise the personal savings rate in our country and create a new generation of savers. This voluntary program gives students from kindergarten through sixth grade the opportunity to open and maintain a savings account while at school, allowing them to take a step toward adult responsibility. Students learn the principles of saving, how to manage money, and the importance of investing money for a return. The program involves the use of computers, which allows participating students to develop computer banking skills they will need for the next century. Students also learn the continued relevance of math skills in daily life.

Wise money management is a skill we all need to develop. That is why Community Bank and Trust has formed a unique partnership with a local school district to bring elementary students the "SAVE FOR AMERICA" program. Community Bank and Trust offered twenty-nine schools and Parent-Teacher Organizations ("PTOs") throughout our quad-county market area the opportunity to participate in this worthwhile educational program.

Blue Ridge Elementary of New Milford became the first school to join the program. Their PTO volunteers were trained by bank personnel to operate the computer software, as they would be responsible for running the program each week. The volunteers act as the "Banker" and record all deposits on the school's computer.

Students are awarded an incentive for each deposit and are encouraged to keep saving for their future. Deposits are transferred to Community Bank and Trust's mainframe computer and posted to individual accounts from a computer disk. Students have the opportunity to make subsequent deposits each Wednesday at the school or at any branch office of the bank.



COMM BANCORP, INC.
CONSOLIDATED SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


YEAR ENDED DECEMBER 31                                        1996       1995       1994       1993      1992
-------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF FINANCIAL PERFORMANCE:
Interest income.......................................... $ 25,059   $ 26,467   $ 24,991   $ 24,094   $ 24,022
Interest expense.........................................   13,550     14,994     12,942     12,000     13,514
                                                          --------   --------   --------   --------   --------
  Net interest income....................................   11,509     11,473     12,049     12,094     10,508
Provision for loan losses................................      300        435        800      1,080      1,285
                                                          --------     ------   --------   --------   --------
  Net interest income after provision for loan losses....   11,209     11,038     11,249     11,014      9,223
Noninterest income.......................................    1,387     (3,196)     1,005      2,571      1,961
Noninterest expense......................................    7,383      8,194      7,949      7,852      7,252
                                                          --------   --------   --------   --------   --------
  Income before income taxes.............................    5,213       (352)     4,305      5,733      3,932
Provision for income taxes...............................    1,013       (552)       980      1,583      1,137
                                                          --------   --------   --------   --------   --------
  Net income............................................. $  4,200   $    200   $  3,325   $  4,150   $  2,795
                                                          ========   ========   ========   ========   ========


CONDENSED STATEMENTS OF FINANCIAL POSITION:
Investment securities.................................... $105,294   $123,896   $152,656   $149,672   $129,480
Net loans................................................  231,859    209,932    190,909    173,313    160,146
Other assets.............................................   17,659     17,120     18,898     16,022     19,654
                                                          --------   --------   --------   --------   --------
  Total assets........................................... $354,812   $350,948   $362,463   $339,007   $309,280
                                                          ========   ========   ========   ========   ========

Deposits................................................. $320,456   $317,099   $316,169   $297,235  $280,826
Short-term borrowings....................................                         15,956      9,141     2,000
Long-term debt...........................................       46      3,048      5,050      5,800     3,200
Other liabilities........................................    3,054      2,906      2,599      2,324     2,454
Stockholders' equity.....................................   31,256     27,895     22,689     24,507    20,800
                                                          --------   --------   --------   --------  --------
  Total liabilities and stockholders' equity............. $354,812   $350,948   $362,463   $339,007  $309,280
                                                          ========   ========   ========   ========  ========


PER SHARE DATA:
Net income............................................... $   1.91   $   0.09   $   1.51    $  1.89  $   1.27
Cash dividends declared..................................     0.28       0.21       0.21       0.20      0.20
Stockholders' equity..................................... $  14.21   $  12.68   $  10.31    $ 11.14  $   9.45
Cash dividends declared as a percentage of net income....    14.83%    231.00%    13.68%      10.70%    15.31%
Average common shares.................................... 2,200,080  2,200,080 2,200,071   2,199,894 2,199,093


SELECTED RATIOS (BASED ON AVERAGE BALANCES):
Net income as a percentage of total assets...............     1.21%      0.06%     0.95%       1.30%     0.96%
Net income as a percentage of stockholders' equity.......    14.57       0.77     14.26       17.91     14.00
Stockholders' equity as a percentage of total assets.....     8.30       7.25      6.65        7.26      6.68
Tier I capital as a percentage of adjusted total assets..     8.30       6.95      7.13        6.84      6.11
Net interest income as a percentage of earning assets....     3.79       3.48      3.68        4.09      3.95
Loans, net as a percentage of deposits...................    69.83%     62.81%    61.01%      60.84%    59.15%


SELECTED RATIOS AND DATA (BASED ON PERIOD END BALANCES):
Tier I capital as a percentage of risk-adjusted assets...    15.42%     14.23%    13.82%      13.52%    12.38%
Total capital as a percentage of risk-adjusted assets....    16.68      15.49     15.68       15.49     14.12
Allowance for loan losses as a percentage of loans, net..     1.67%      1.83%     1.84%       1.80%     1.54%
Full-time equivalent employees...........................      149        147       153         137       136
Locations................................................       10         10        10          10        10














Note: Per share information reflects the retroactive effects of a 3-for-1 stock split effective April 1996 and a 4-for-1 stock split effective February 1994. Average balance was calculated using average daily balances and includes nonaccrual loans. Tax equivalent adjustment was calculated using the prevailing statutory rate of 34.0 percent.







Management's Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements beginning on page 101 and Management's Discussion and Analysis 1995 versus 1994 beginning on page 137.

FORWARD-LOOKING DISCUSSION:

Certain statements in this Form 10-K are forward-looking statements that involve a number of risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:

Banking is affected, directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies.
Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond the control of Comm Bancorp, Inc. and its subsidiary, Community Bank and Trust Company, (collectively, the "Company") may adversely affect its future results of operations. Management, consisting of the Board of Directors and executive officers, does not expect any particular factor to affect the Company's results of operations.
A downward trend in several areas, including real estate, construction and consumer spending, could have an adverse impact on the Company's ability to maintain or increase profitability. Therefore, there is no assurance that the Company will continue its current rates of income and growth.

The Company's earnings depend largely upon net interest income, which is primarily influenced by the relationship between its cost of funds, deposits and borrowings, and the yield on its interest-earning assets, loans and investments. This relationship, known as the net interest spread, is subject to fluctuation and is affected by regulatory, economic and competitive factors that influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. As part of its interest rate risk management strategy, management seeks to control its exposure to interest rate changes by managing the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

In originating loans, the likelihood exists that some credit losses will occur. This risk of loss varies with, among other things, general economic conditions, loan type, creditworthiness and debt servicing capacity of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral securing the loan. Management maintains an allowance for loan losses based on, among other things, historical loan loss experience, known inherent risks in the loan portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, and an evaluation of current economic conditions. Management currently believes that the allowance for loan losses is adequate, but there can be no assurance that nonperforming loans will not increase in the future.

To a certain extent, the success of the Company is dependent upon the general economic conditions in the geographic market served by the Company. Although the
Company expects that economic conditions will remain favorable in its market area, no assurance can be given that such conditions will continue. Adverse changes in economic conditions in the geographic market area served by the Company would likely impair the Company's loan collections and could otherwise have a materially adverse effect on the consolidated results of operations and financial position of the Company.

The banking industry is highly competitive, with rapid changes in product delivery systems and in consolidation of service providers. The Company has many larger competitors in terms of asset size. These competitors also have substantially greater technical, marketing and financial resources. Because of their size, many of these competitors offer products and services the Company does not offer. The Company is constantly striving to meet the convenience and needs of its customers and to enlarge its customer base. No assurance can be given that these efforts will be successful in maintaining and expanding the Company's customer base.

OPERATING ENVIRONMENT:

The United States economy turned in a remarkably favorable performance in 1996, the best among all advanced industrial countries in the world.  Although the growth in
gross domestic product, the total output of goods and services, was modest at
2.5
percent as compared to gains registered in some earlier years of the postwar period, it was accompanied by low unemployment, inflation and interest rates. The national unemployment rate continued its five-year decline to 5.3 percent in 1996, the lowest rate since 1973. Such rate was 5.6 percent in 1995.

The continued tightness in the labor markets would ordinarily cause inflationary tendencies in the form of higher-priced goods and services. However, a number of factors including job security concerns, higher worker productivity, and lower-wage employment of displaced employees helped to deter inflation. Employment costs represent two-thirds of the total costs of all goods and services. Most workers, especially those unionized, have recently witnessed layoffs and as a result, are using their bargaining powers to ensure job security rather than wage increases. In addition, productivity gains through technological advances have offset any wage increases that might cause increased delivery costs. Moreover, many workers displaced from manufacturing plant closures are accepting lower- paying employment in the growing service sector.


Employee wages and benefits rose a moderate 2.9 percent during 1996. As a result, the consumer and producer price indexes, measurements of inflation, rose 3.3 percent and 2.8 percent, respectively, during 1996. Such moderate increases led the Federal
Reserve Open Market Committee ("FOMC") to take no monetary policy action throughout most of 1996. The FOMC's last interest rate adjustment was on January 31, 1996, when it reduced the federal funds target rate, the overnight loan rate between banks, to
5.25 percent from 5.50 percent, and the discount rate for loans to financial institutions to 5.00 percent from 5.25 percent. This action was taken to ensure the resumption of moderate economic growth after the marked economic slowdown and business inventory buildup during the fourth quarter of 1995.

Intermediate- and long-term interest rates grew moderately in 1996, despite the stability in near-term rates, as economic growth had become more vigorous than anticipated. The adverse effects of such increases were more than offset by the combination of relative price stability and the easing of lending terms at banks.
The combination of these positive influences with a level of consumer confidence not surpassed in seven years, resulted in higher levels of disposable income and led to improvements in consumer and business spending. Such economic conditions were especially meaningful to the national financial sector as they increased loan and deposit volumes.  Throughout the United States, aggregate consumer and commercial
loans increased 20.6 percent and 4.4 percent, respectively, while savings increased
5.4 percent.   In addition, there was a significant increase in residential mortgage
lending in response to record levels of existing home sales and housing starts.

Forecasts for economic activity in 1997 include continued growth and expansion of job opportunities if no serious imbalances arise. The only perceived threat to the expansion's continuation comes from resource constraints that could cause a recurrence of inflation. The economy is expected to grow by 2.5 percent with inflation forecasted at 3.0 percent. Output growth of this magnitude is expected to result in little change in the unemployment rate, which is projected to be 5.5 percent. Continued strong economic conditions should increase wealth for businesses and individuals. Financial institutions would benefit from such pattern through increases in loan demand and funding sources. Profitability should rise uniformly as a result of increased volumes, lower delinquencies and stability of funds costs.

The output of the economy in Northeastern Pennsylvania was slower than the level experienced nationally based on smaller income gains and higher unemployment. The average hourly earnings of a manufacturing worker in the United States increased 43 cents or 3.7 percent during 1996 as compared to 8 cents or 0.7 percent for a worker in the Company's quad-county market area. In addition, the market area served by the
Company reported higher unemployment figures than the nation and the Commonwealth of
Pennsylvania. The unemployment rates for the United States and Pennsylvania were 5.3 percent and 4.4 percent, respectively, for December 1996. Lackawanna, Susquehanna,
Wayne and Wyoming counties reported unemployment rates for the comparable period of
5.4 percent, 6.6 percent, 8.4 percent and 7.9 percent, respectively. Moreover, the civilian labor force, defined as the total number of individuals employed and those actively seeking employment, increased by 2.0 percent for the nation and 3.1 percent for the Commonwealth during 1996. Such gains are a significant factor in increasing economic output due to the limitations in resources based on the low unemployment statistics. Contrary to such gains, Northeastern Pennsylvania reported a decline of 5.8 percent in the number of civilian workers.

Factors that can hamper a region's economic growth include high business costs, low employee quality, and an aging infrastructure. Although the Company's market area is not the most advantageous in the nation, it has achieved significant goals in business operating costs due to improvements in technological efficiencies. The quality of the work force and market area's proximity to major markets, such as New
York and Philadelphia, are significant influences for businesses seeking to locate in the area. The Lackawanna Valley Industrial Highway Project, begun in 1994, has and will continue to improve the infrastructure for a majority of the counties served by the Company. The improved accessibility should have a positive effect on economic development and business activity. As a result of such improvements, management expects the local economy to grow at a pace similar to the rates anticipated for the nation.

The strong performance of the economy in 1996, characterized by improved growth, low unemployment and minimal inflation, was paramount to the banking industry enjoying
yet another stellar year.  Representative of this success was the nation's top
50
commercial banks posting profits of $36.2 billion for 1996, a 12.8 percent increase over the 1995 level. The results of 1996 are especially impressive given the fact that they followed another significant increase of 9.0 percent in 1995.
Regional
community banks experienced similar success as median earnings per share increased
15.0 percent in 1996. Strong revenue growth and improved operating efficiencies were the primary reasons for the banking industry's success during 1996. Increased levels of interest and noninterest income combined for the growth of revenue. Specifically, interest income increases were attributed to the strength in loan demand and banks capturing new customers from the fallout of consolidations occurring in the market.
Many financial institutions increased their loan portfolio yields through the securitization of consumer and mortgage portfolios and redirection of the proceeds to commercial loans that typically yield much higher rates than retail loans. Another major influence contributing to the 1996 record revenue levels was the rise in service charges. On April 1, 1996, national electronic payment networks that link
Automated Teller Machines ("ATMs") began allowing banks and other ATM operators to charge access fees to individuals using machines not owned by their bank. Such change played a significant role in the banking industry recording a 13.8 percent increase in noninterest income. In addition to the revenue improvements, financial institutions increased net income through operating efficiencies. Many banks have increased their investments in cost-effective delivery systems and made technological changes to improve back-office operations. Supermarket branches, telephone banking, personal computer banking and ATMs are among many of the recent enhancements made for delivering products and services to customers. The aggregate investment of the banking industry for upgrading existing systems amounted to $19.0 billion during 1996. In addition, some financial institutions are outsourcing more services or forming joint ventures to share technology and processing costs.

Asset quality for national and regional commercial banks did not demonstrate a significant deterioration during 1996. The only noticeable asset quality deterioration was either borrower-specific or a result of uncontrolled growth and did not represent weakness in overall loan portfolios. Although many banks invested heavily in commercial loans, most were secured wholly or partially by real estate.
Such credits pose no immediate threat based on the stability in real estate values.

During 1996, the merger and acquisition activities of financial institutions were
subdued as compared to the previous year.  The number of mergers and acquisitions
announced in 1996 was less than in the prior two years but average deal values continued to rise. For northeast commercial banks, the aggregate number and amount of mergers and acquisitions fell from 29, accounting for $36.5 billion in 1995, to 17 accounting for $1.3 billion in 1996.  The value of such deals increased from
15.8
times annual earnings or 2.0 times book value in 1995 to 18.2 times annual earnings or 2.2 times book value in 1996. Management expects such activities to occur more frequently in 1997 as the Interstate Banking Bill goes into effect in the summer and middle-sized institutions attempt to better position themselves by building strategically relevant geographic franchises.

Another significant occurrence in banking during 1996 was the long-awaited beginning of consolidation within the financial services industry. The first significant event was the announcement that the independent insurance lobby dropped its long-standing opposition to allowing banks to affiliate with insurance companies, thus removing one of the biggest hurdles to Glass-Steagall Act reform. Subsequent to year-end 1996, the Chairman of the House Banking Committee introduced a bill, the "Financial Services Competitive Act of 1997," that would eliminate barriers between commercial banking, investment banking and insurance companies. Such bill, if it becomes law, will allow commercial banks to reduce risk through diversification, enhance efficiencies by improving the delivery system of financial services, increase opportunities for sources of capital, and add to their overall profitability.


During 1996, the major emphasis of regulatory change for the banking industry centered around risk as regulatory agencies issued a number of documents addressing the subject. On May 24, 1996, the Board of Governors of the Federal Reserve System
("Federal Reserve Board") issued Supervisory Release ("SR") 96-14, "Risk-Focused Safety and Soundness Examinations and Inspections," to summarize and place in context changes made in the examination process and to suggest areas where further changes may occur. The SR presents the various techniques adopted in recent years to sharpen the focus on risk in Federal Reserve Board examinations of state member banks, bank holding companies, and U.S. branches of foreign banking organizations.
According to
the Federal Reserve Board, the following risk types are to be evaluated at examinations and inspections: (I) credit risk arising from the potential that a borrower or counterparty will fail to perform on an obligation; (II) market risk to a financial institution's condition resulting from adverse changes in interest rates, foreign exchange rates, or equity prices; (III) funding liquidity risk where an institution is unable to meet obligations due to an inability to liquidate assets or obtain adequate funding; (IV) market liquidity risk where an institution cannot easily offset exposures without significantly lowering market prices due to inadequate market depth or market disruptions; (V) operational risk coming from inadequate information systems, internal control breaches, fraud, or unforeseen catastrophes that may result in unexpected losses; (VI) legal risk from potential unenforceable contracts, lawsuits, or adverse judgments that may negatively affect operations; and (VII) reputational risk from negative publicity related to an institution's business practices, true or not, that can lead to a reduced customer base, costly litigation, or revenue reductions. More comprehensive examinations and inspections that minimize supervisory burdens by better focusing transaction testing activities result from using a risk-focused approach.

On December 19, 1996, the Federal Financial Institutions Examinations Council ("FFIEC") revised its Uniform Financial Institutions Rating System ("UFIRS") to address changes in the financial services industry and supervisory policies and procedures since the system's inception in 1979. Such system took effect on January
1, 1997. The UFIRS, commonly referred to as the CAMEL rating system, is an internal rating system used by federal and state supervisory agencies to evaluate the soundness of financial institutions on a uniform basis. Under the previous CAMEL rating system there were five components considered when assessing an institution's soundness: capital adequacy, asset quality, management and administration, earnings, and liquidity. The revised system, now known as CAMELS, added an "S" component to address market-risk sensitivity. The new component stresses better management in foreign exchange exposure, trading risk, and interest rate risk. The Company's exposure to interest rate fluctuation is the only component that will be of significance to its compliance. Examiners will look for reliable tools that measure an institution's earnings and economic value changes with respect to interest rate changes. The new system also reformats and clarifies component rating descriptions and definitions, as well as the composite ratings definition, while placing additional emphasis on all rating components, particularly management and administration. CAMELS ratings range from one to five with one being the strongest and five being the weakest. A financial institution's CAMELS rating has a direct effect on its deposit insurance rates and allowable activities. The revisions to the system are not expected to have a significant effect on conducting examinations nor are they expected to add to the regulatory burden of examined institutions as the revisions reflect factors that were previously considered by examiners but were never really explicitly addressed.

The banking industry is expected to have another good year in 1997 as profit margins are expected to be supplemented by strong loan growth, stable net interest margins, increased fee income and improved operating efficiencies. Key ingredients for banks in securing and maintaining market share will be employees, branches and the efficient delivery of products purchased from others.

REVIEW OF FINANCIAL POSITION:

During 1996, management focused most of its efforts on implementing its strategic plan to transform the Company into a "traditional community bank." This type of bank ensures safety to depositors while providing a reasonable rate of return to stockholders by limiting the risk exposure of its assets. Prior to the development of such plan, the Company emphasized a significantly higher degree of involvement with investment activities. In implementing such plan, management focused on the reallocation of its resources from the reconstitution of the Company's investment portfolio into funding loan demand. Another key area of concentration was in lowering the Company's cost of funds. As a result of these efforts, the Company did not experience significant growth during 1996.

The Company's total assets grew $3.9 million or 1.1 percent from $350.9 million at
December 31, 1995, to $354.8 million at December 31, 1996.  The average total asset
growth of the peer group of 35 banks located in Northeastern Pennsylvania was
9.8
percent in 1996. The Company's total assets averaged $359.2 million in 1995 as compared to $347.3 million in 1996, an $11.9 million decrease. Such reduction was primarily attributable to the retirement of borrowed funds with proceeds from the sale of certain criticized investment securities during the second and third quarters of 1995. The composition of the Company's balance sheet changed dramatically as evidenced by a shift in the ratios of average investments and federal funds sold and average loans to average earning assets from 43.1 percent and 56.9 percent, respectively, in 1995 to 34.6 percent and 65.4 percent, respectively, in 1996.

Investment securities declined from $108.7 million to $102.0 million at December 31,
1995 and 1996, respectively. Such reduction was a result of the Company utilizing the proceeds from repayments on investments to fund loan demand not fulfilled through gains in core deposits. Funds expended on securities during 1996 were invested in either short-term U.S. Treasury or U.S. Government agency securities or intermediate-term obligations of states and municipalities. The short-term investments were acquired to fund future loan demand and the tax-exempt municipal securities were acquired to reduce the Company's tax burden.

Total loans, net of unearned income, increased $22.0 million or 10.3 percent during
1996. The Company had aggregate loans of $19.0 million to certain large Pennsylvania-based commercial banks at December 31, 1995. The repayments from these temporary loans were reinvested into longer-term commitments with local commercial
and retail customers. Adjusting for such temporary credit extensions, the loan portfolio growth was significant at $41.0 million or 21.0 percent during 1996. Such growth, the greatest in the Company's history, was primarily attributable to the introduction of the "Loan Sale" marketing program. Such program included aggressive product pricing and increased advertising expenditures.  Aggregate loans of
$83.3
million having a weighted-average yield of 8.0 percent were originated during 1996.
The yield on these new loans was lower than the yield on existing loans as a result of aggressive product pricing. Accordingly, the effect of such volume improvements did not have as significant an effect on the Company's results of operations as it would have had if the rates on such loans were consistent with existing loans. The average loan growth for the peer group approximated 11.0 percent during 1996.

Despite the marked increase in loan volume, the Company's asset quality improved compared to year-end 1995 as represented by a reduction in the ratios of nonperforming loans and nonperforming assets as a percentage of loans, net of unearned income. Such ratios were 1.44 percent and 1.62 percent, respectively, at
December 31, 1996, compared to 1.75 percent and 1.96 percent, respectively, at December 31, 1995. The Company's allowance for loan losses as a percentage of loans, net, declined from 1.83 percent at December 31, 1995, to 1.67 percent at December 31, 1996. Such reduction was attributed to the increased loan volume.

Total deposits increased $3.4 million from $317.1 million at December 31, 1995, to
$320.5 million at December 31, 1996.  The slight increase of 1.1 percent resulted
from the Company's improved liquidity position and less aggressive pricing behavior due to its higher cost of funds compared to the peer group. Management successfully reduced the Company's cost of funds from 4.86 percent in 1995 to 4.69 percent in 1996 despite a rise in general market rates. The peer group reported deposit growth of
7.9 percent in 1996 and an increase in their cost of funds from 4.58 percent in 1995 to 4.69 percent in 1996.


The Company experienced a slight decline in its interest sensitivity and liquidity positions from year-end 1995 to year-end 1996. Interest sensitivity, as measured by the ratio of cumulative one-year, rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL"), declined from 0.93 to 0.73 at December 31, 1995 and 1996, respectively. Both ratios exceeded the acceptable guidelines set forth in the Company's Asset/Liability Management Policy. In addition, the Company reported a decline in its liquidity position as evidenced by a reduction in the ratio of temporary investments to volatile liabilities. Such ratio was 118.9 percent at December 31, 1995, and 54.0 percent at December 31, 1996. The change in the interest sensitivity and liquidity positions was primarily due to management's reallocation of resources from short-term investments to loans.

Stockholders' equity improved from $27.9 million at December 31, 1995, to $31.3 million at December 31, 1996, a $3.4 million increase. Such increase primarily came from strong earnings of $4.2 million, partially offset by dividends of $623 and a reduction in the net unrealized holding gain of $216. The key regulatory ratio, defined as Tier I capital as a percentage of total average assets less goodwill, increased from 7.0 percent to 8.3 percent at the comparable year-ends of 1995 and 1996, respectively. The Company exceeded all relevant regulatory capital measurements at December 31, 1996, and was considered well capitalized.

Management accomplished a number of significant nonfinancial goals during 1996. Such undertakings included the effectuation of a three-for-one stock split, approval of the Company's common stock listing on the National Association of Securities Dealers
Automated Quotation ("NASDAQ") National Market System ("NMS"), and implementation of a document imaging system. The three-for-one stock split, declared during the first quarter of 1996, became effective April 1, 1996. Such split fulfilled the minimum share requirement for NASDAQ NMS listing and should foster additional liquidity in the Company's common stock.

On June, 17, 1996, the Company began listing on the NASDAQ NMS, the upper-tier of the
NASDAQ stock market, as CommBcp under the Symbol "CCBP." The NASDAQ stock market is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.
The listing of a company's stock on the NASDAQ stock market typically increases public interest through publishing bid and ask prices on a consistent basis.
The
actions taken in 1996 with respect to the Company's common stock had a favorable effect on stockholders' total return. Share price appreciation plus reinvested dividends, commonly referred to as total return, was 89.9 percent for 1996 as compared to 6.7 percent for 1995.

During the third quarter of 1996, management reinforced its commitment to progress by making the Company the first financial institution in its market area to introduce a document imaging system. This technology has not only enhanced the effectiveness and efficiency in serving customers but reduced operating costs thus improving profitability. Plans have already been formulated to expand utilization of imaging technology into other customer service areas beginning in 1997. In addition, management introduced a comprehensive customer service training program for all employees subsequent to year-end 1996 that will provide existing customers with service improvements and develop new customer relationships. With respect to matters affecting stockholders, the Board of Directors voted on February 19, 1997, in favor of establishing a Dividend Reinvestment Plan ("DRP"), scheduled to commence during the second quarter of 1997. In addition to creating service efficiencies and effectiveness, developing and improving product lines, and enhancing stockholders' value, management's plans for 1997 include, among others, an ongoing comprehensive assessment of existing and new market area expansions.

INVESTMENT PORTFOLIO:

The Company's investment portfolio performed well considering the moderately rising interest rate environment of 1996. The year began with bullish bond market sentiment, yet the intermediate-range U.S. Treasury yield curve ended 1996 up approximately 80 basis points. The long bond ended the year up nearly 70 basis points to yield 6.64 percent, while the short end of the curve also rose, albeit to a lesser degree.

The bond market ended a volatile year with mediocre performance as evidenced by the
Lehman Brothers Aggregate Bond Index, which posted a 4.16 percent total return, down from a solid 18.47 percent performance in 1995. The Company's investment portfolio is primarily a bond portfolio consisting of government securities, obligations of states and municipalities, and mortgage backed securities with an effective duration slightly greater than two years. Due to its short duration and a rising interest rate environment, the Company's bond portfolio outpaced the general market in 1996 by generating a total return of 5.03 percent, unadjusted for taxes. Such return on a tax equivalent basis approximated 5.80 percent.

The rising yield curve scenario of 1996 was neither constant nor gradual throughout the year.  Bond yields actually fell for two months then rose swiftly through the
summer only to be deflated by a fall market rally, ending the year up slightly.
As
aforementioned, the FOMC cut the overnight discount rate from 5.25 percent to
5.00
percent on January 31, 1996, and held the rate at that level throughout the year.
However market volatility ensued, as Wall Street and nervous investors attempted to gauge the FOMC's next move. Such volatility represents risk to the Company's investment portfolio.

As aforementioned, regulators have recently placed increased emphasis on the quality of risk management practices within financial institutions. Accordingly, management monitors and limits various risk elements inherent in the Company's investment portfolio, particularly market or interest rate risk; credit risk; liquidity risk;
reinvestment risk; and "timing" or call risk. The Company's Investment Policy specifies approved investments and sets limits to risk exposure on both individual securities and the overall portfolio. Management utilizes quantitative techniques, subjective analysis, regulatory guidance, and its Investment Policy in evaluating and limiting risk exposure.

Market or interest rate risk, relates to the inverse relationship between bond prices and market yields. Such risk is defined as the risk that increases in general market rates will result in market value losses. Market risk represents the greatest risk to bond investors. Management quantifies and limits such exposure through "stress test" modeling and by limiting the duration of individual securities and the portfolio as a whole. Stress test modeling involves measuring the change in value of an investment given an immediate and parallel shift in the yield curve or "shock."
As suggested by the model, management would expect the investment portfolio to decline in value by approximately 6.1 percent given a rising rate shock of 300 basis points. Management deems this level of risk to be acceptable considering the Company's capital position and overall financial well-being.

Market risk had a slightly adverse effect on the Company's investment portfolio during 1996. As a result of the surprisingly strong economic expansion and the ensuing increase in interest rates, the net unrealized holding gain on investment securities declined from $780, net of deferred income taxes of $401, to $564, net of deferred income taxes of $291, from December 31, 1995, to December 31, 1996.
The
unrealized holding gain was 0.85 percent of amortized cost at December 31, 1996, which exceeded the average gain of 0.51 percent reported by the peer group.

According to the stress test model, the majority of such market risk resides in the
Company's state and municipal securities portfolio. The excess of fair value over amortized cost for such portfolio declined $292, slightly less than 1.0 percent of its value, during 1996. This market risk results from the longer effective duration of approximately 4.0 years in the state and municipal securities portfolio as compared to approximately 0.8 years in the remainder of the portfolio at year-end
1996. Duration measures the percentage change in price per 100 basis point change in yield levels, assuming an immediate and parallel shift in the yield curve. The tax-exempt feature of such investments serves to reduce their effective duration and susceptibility to fair value depreciation relative to taxable securities. The weighted-average life of the state and municipal securities portfolio was 8.1 years at December 31, 1996.

As a result of the state and municipal securities portfolio's susceptibility to changes in interest rates, management, in conjunction with an external investment advisory group, intends to implement a "trigger" strategy in 1997 for such investments. The portfolio will be monitored for significant value deteriorations resulting from increases in general market rates with appropriate action taken upon the occurrence of some predefined threshold level of deterioration.

Credit risk, referring to the probability that an issuer is unable to meet principal and interest payments on a timely basis, was mitigated through the portfolio's composition. U.S. Treasury and U.S. Government agencies, including mortgage backed securities, accounted for 60.1 percent of aggregate investments at December 31, 1996.
The majority of the remaining portion of the portfolio consists primarily of insured general obligations of states and municipalities that received a rating of "AAA" from Moody's or Standard and Poor's rating services. Management considers repayment sources, municipal bond insurance, credit quality, and changes in credit ratings when dealing in the municipal bond sector.

Liquidity risk refers to the ease at which a security can be converted to cash at or near its true value. The spread between the bid price and the ask price quoted by a dealer serves as a proxy for such risk. Management considers its liquidity risk exposure to be low based on the high concentration of U.S. Treasury and related securities, which tend to offer the greatest liquidity relative to other investment vehicles. Management pays particular attention to the bid/ask spread on its holdings of mortgage backed securities as such securities tend to be less liquid than U.S. Treasury securities.

Reinvestment risk concerns reinvested cash flows or the "interest on interest" component of investment returns. As market rates fall, the coupon payments of a bond will be reinvested at lower rates thus reducing total returns. Given the overall structure of the Company's balance sheet, where liabilities tend to reprice quicker than assets, reinvestment risk, or a decline in interest rates, is generally not as great a concern as market risk. Based on the interest sensitivity of the Company's overall balance sheet, management feels that the reinvestment risk inherent in the investment portfolio will not adversely affect the Company's financial performance.

Many bonds contain a provision that grants the issuer an option to call the issue, or part of the issue, before the maturity date. Other securities, such as mortgage backed bonds, may prepay earlier or extend longer than expected. Such options allow the issuer the flexibility to refinance if market rates fall substantially below The investment's coupon rate. Call, prepayment and extension risks are essentially all timing risk. Timing risk refers to the uncertainty of the timing of cash flows for a given investment or portfolio of investments. Timing risk exists in the Company's holdings of U.S. Government agencies, obligations of states and municipalities, and mortgage backed securities. Call provisions present three disadvantages from the
Company's perspective: (I) the cash flow pattern of the investment is uncertain;
(II)
the issuer may call the bond when rates fall, thus increasing the Company's exposure to reinvestment risk; and (III) the capital appreciation of the bond will be truncated since a callable bond's price will not rise much above the price at which the issuer can call the bond.

The Company limits its cash flow timing risk through policy limitations on the allowable amount of holdings with such risk. Moreover, the Company utilizes modeling techniques to monitor its timing risk exposure. One such model utilizes median dealer prepayment assumptions on mortgage backed securities to project future principal and interest cash flow streams under multiple interest rate scenarios. The model measures both prepayment and extension risk. Based on interest rate projections of plus or minus 300 basis points at December 31, 1996, the Company expects to receive a minimum of $829 or a maximum of $2.7 million in mortgage related security principal repayments throughout the coming year.

Other sources of risk include regulatory and legal, yield curve, inflation, event, sector and volatility. Most of these risks are substantially mitigated through the techniques discussed above. For example, management feels that its interest rate modeling techniques largely reduce inflation risk. Other risks, such as regulatory and legal risk, are considered by management in a more subjective manner and one addressed in Investment Committee or Asset/Liability Management Committee ("ALCO") meetings. Additionally, the Company's Investment Policy promotes safety and soundness in the investment portfolio through the establishment of strict limitations on the quality, quantity and maximum maturity of each type of security. Moreover, various operational procedures enhance controls and assure adherence to the Investment Policy.

Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain
Investments in Debt and Equity Securities," requires investments to be classified and accounted for as either held to maturity, available for sale, or trading account securities based on management's intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date.

The Company classified debt securities as held to maturity when management had the positive intent and ability to hold such securities to maturity. Held to maturity securities were stated at cost, adjusted for amortization of premium and accretion of discount. All investment securities were designated as available for sale at December 31, 1996, giving management the option to use such securities to implement asset/liability strategies in response to changes in interest rates, prepayment risk, liquidity requirements, or other circumstances identified by management. Securities that are bought and principally held for the purpose of selling them in the near-term, in order to generate profits from market appreciation, should be classified as trading account securities. The Company discontinued its trading activities prior to the fourth quarter of 1994, thus eliminating its trading account classification.

The appropriateness of the Company's accounting classifications for investment securities became more significant as a result of the Auditing Standards Board issuance of Statement on Auditing Standards ("SAS") No. 81, "Auditing Investments," during December 1996. SAS No. 81 requires external auditors to ascertain whether a company has adopted accounting policies that conform with generally accepted accounting principles. Furthermore, the auditors must evaluate whether management has appropriately classified investment securities in accordance with its stated intent. The auditors will be required to examine evidence such as written and approved records of investment strategies and investment activities, instructions to portfolio managers, and minutes of meetings of the Board of Directors or the Investment Committee. The effective date of SAS No. 81 is for audits of financial statements for periods ending on or after December 15, 1997, with earlier application permitted.

The following table sets forth the carrying values of the major classifications of securities as they relate to the total investment portfolio over the past five years:

DISTRIBUTION OF INVESTMENT SECURITIES

                                       1996             1995             1994             1993             1992
                                 ----------------- ---------------- --------------- -------------- -------------------
DECEMBER 31                        AMOUNT    %      AMOUNT    %      AMOUNT    %     AMOUNT    %      AMOUNT    %
----------------------------------------------------------------------------------------------------------------------
Held to maturity:
U.S. Treasury securities........                                   $ 12,042   7.89% $13,027   8.96% $ 27,956  25.28%
U.S. Government agencies........                                     36,993  24.25   29,306  20.16     3,730   3.37
State and municipals............                                     20,616  13.51   20,000  13.75    13,065  11.82
Mortgage backed securities......                                     38,015  24.92   28,042  19.29    21,339  19.30
Other securities................                                                      1,305   0.90     3,125   2.83
                                 -------- ------  -------  ------  -------- ------  ------- ------  -------- ------
  Total held to maturity........                                    107,666  70.57   91,680  63.06    69,215  62.60
                                --------- ------  -------  ------  -------- ------  ------- ------  -------- ------

Available for sale:
U.S. Treasury securities........ $ 35,619  34.92% $ 43,751  40.25%    3,366   2.21    2,995   2.06
U.S. Government agencies........   18,606  18.24    26,213  24.11     7,283   4.77    5,959   4.10
State and municipals............   38,295  37.55    30,512  28.07
Mortgage backed securities......    7,058   6.92     6,154   5.66    29,444  19.30   41,854  28.78    41,357  37.40
Other securities................    2,416   2.37     2,076   1.91     4,807   3.15    2,912   2.00
                                 -------- ------  -------- ------  -------- ------  ------- ------  -------- ------
  Total available for sale......  101,994 100.00   108,706 100.00    44,900  29.43   53,720  36.94    41,357  37.40
                                 -------- ------  -------- ------  -------- ------  ------- -------
    Total....................... $101,994 100.00% $108,706 100.00% $152,566 100.00%$145,400 100.00% $110,572 100.00%
                                 ======== ======  ======== ======  ======== ====== ======== ======  ======== ======

The investment portfolio was less prominent with respect to the Company's financial position in 1996.  Average investments declined from 37.4 percent of average assets
in 1995, to 31.7 percent in 1996. Such reduction was in response to management transforming the Company's balance sheet to a more traditional community bank structure, favoring loans over investments. In comparison, the peer group held 33.6 percent of its average assets in investment securities. During 1994, the Company's investment portfolio comprised 44.8 percent of average assets.

As a result of the reconstitution of the Company's investment portfolio in the second and third quarters of 1995, management has not reestablished a held to maturity classification. The transfer of held to maturity securities to available for sale called into question or "tainted" management's intent. In accordance with the Financial Accounting Standard Board's ("FASB") Special Report, "A Guide to Implementation on Statement No. 115 on Accounting for Certain Investments in Debt and
Equity Securities," after securities are reclassified to available for sale in response to a "taint", an enterprise is prohibited from classifying debt securities as held to maturity until such time when management could reestablish credibility of its classification policies. Management believes it can credibly assess its intent and ability to classify purchases as held to maturity and to transfer securities into a held to maturity portfolio. It believes circumstances surrounding the 1995 transfer to be a one-time event as they resulted from the prior investment practices and actions that significantly exposed the Company to interest rate risk.
Specifically, the prior investment practices and actions included those that are referred to as unsuitable pursuant to the Federal Reserve Board's Supervisory Policy
Statement on Securities Activities effective February 10, 1992, and revised April 15,
1994, and the Federal Reserve Board's Supervisory Policy Statement on Structured Notes effective September 21, 1995. The Company's Investment Policy, as approved by the Board of Directors on August 30, 1995, specifically prohibits any such activities, including option and derivative transactions, in the future.

The Company continues to classify its entire investment portfolio as available for
sale. Such classification affords the Company greater flexibility in its asset/liability management strategies. Additionally, such classification simplifies the decision-making process by aligning accounting methods with the asset/liability risk management objective of protecting the Company's economic net worth.  A trend
toward available for sale classification is also evident in the peer group, as 90.3 percent of securities were classified as available for sale at December 31, 1996, an increase from 87.7 percent at December 31, 1995. Management does not anticipate classifying any of its investments as held to maturity in the near term.

Proceeds from the sale of securities amounted to $1.5 million and $87.1 million in
1996 and 1995, respectively. The restructuring of the investment portfolio accounted for such proceeds in 1995. The 1996 investment sales consisted of four variable-rate, collateralized mortgage obligations ("CMOs"). Such decision by the Investment
Committee resulted from their reassessment of these investments' appropriateness with respect to their structure, composition and characteristics in line with future investment goals. The Company recognized net losses of $58 and $4,393 in 1996 and 1995 respectively, related to such sales.


Repayments from investment securities totaled $25.2 million in 1996 and $4.9 million in 1995. The level of repayments increased as a function of management's establishment of a short-term "liquidity ladder" with the proceeds from the investment portfolio's reconstitution. Management has constructed a short-term laddered U.S. Treasury securities portfolio that assists the Company in meeting its liquidity needs by structuring principal maturities at regular intervals. A large portion of such proceeds was directed toward funding loan growth with the excess reinvested in short-term securities to satisfy future credit demand. For each of the next 21 months, at least $500 is scheduled to mature from this portfolio. Investment purchases amounted to $20.2 million and $44.2 million in 1996 and 1995, respectively.
Invested proceeds were placed in short-term U.S. Treasury and U.S. Government agency securities and intermediate-term obligations of states and municipalities, in conformity with a "barbell" investment strategy. Short-term investments will provide liquidity, assuring necessary funding for future loan demand, whereas purchases of tax-exempt municipal obligations will lower the Company's effective tax rate. The
Company expects investment maturities of $25.5 million and $29.7 million in the next two years. Management expects to continue following such a barbell investment strategy through redirecting excess funds not utilized in lending to investments in short-term U.S. Government securities and intermediate-term, state and municipal obligations.

The tax equivalent yield on the investment portfolio in 1996 was relatively unchanged from the 6.4 percent level of 1995. U.S. Treasury securities and state and municipal bonds comprised 72.5 percent of the investment portfolio at December 31, 1996, versus
68.3 percent at December 31, 1995. As aforementioned, the credit risk inherent in the investment portfolio is limited. Except for U.S. Treasury securities and U.S.
Government agencies, there were no securities of any individual issuer that exceeded
10.0 percent of the Company's stockholders' equity at December 31, 1996 or 1995. All of the investment securities in the Company's portfolio are considered "investment grade," receiving a rating of "Baa" or higher from Moody's or "BBB" or higher from
Standard and Poor's rating services, except for $2,416 of tax-exempt obligations of local municipalities, at December 31, 1996. Investment securities with an amortized cost of $35,099 and $33,997 at December 31, 1996 and 1995, respectively, were pledged to secure deposits, to qualify for fiduciary powers, and for other purposes required or permitted by law. The fair value of such securities was $34,968 and $34,050 at December 31, 1996 and 1995, respectively.

The following table sets forth the maturity distribution of the amortized cost, fair value and weighted-average tax equivalent yield of the available for sale portfolio at December 31, 1996. The weighted-average yield based on amortized cost has been computed for state and municipals on a tax equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage backed securities, CMOs and equity securities. Mortgage backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten years maturity distribution.
Expected maturities will differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.



MATURITY DISTRIBUTION OF AVAILABLE FOR SALE PORTFOLIO

                                                AFTER ONE       AFTER FIVE
                                  WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                 ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                              -------------------------------------------------------------------------------
DECEMBER 31, 1996             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
-------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities.... $15,034   5.62% $20,643   5.71%                                 $ 35,677   5.67%
U.S. Government agencies....   8,390   4.64   10,446   4.80                                    18,836   4.73
State and municipals........   1,130   5.36    3,903   6.51   $6,150   8.50% $26,509   7.96%   37,692   7.82
Mortgage backed securities..     923   6.76    5,841   6.35      286   6.26                     7,050   6.40
Equity securities...........                                                   1,884   5.78     1,884   5.78
                             -------         -------          ------         -------         --------
  Total..................... $25,477   5.33% $40,833   5.65%  $6,436   8.40% $28,393   7.82% $101,139   6.35%
                             =======         =======          ======         =======         ========

Fair value:
U.S. Treasury securities.... $15,020         $20,599                                         $ 35,619
U.S. Government agencies....   8,324          10,282                                           18,606
State and municipals........   1,131           3,918          $6,404         $26,842           38,295
Mortgage backed securities..     929           5,891             238                            7,058
Equity securities...........                                                   2,416            2,416
                             -------         -------          ------         -------         --------
  Total..................... $25,404         $40,690          $6,642         $29,258         $101,994
                             =======         =======          ======         =======         ========

As a result of successfully implementing the reconstitution plan during 1995, the
Company's investment portfolio contained no high-risk CMOs, as defined in the Federal
Reserve Board's Supervisory Policy Statement on Securities Activities at December 31,
1996 or 1995. Such securities are structured mortgage backed securities that at the time of purchase, or at a subsequent testing date, meet any of the average life
or
interest sensitivity tests. A security is classified as a high-risk mortgage security if it meets any of the following tests: the mortgage product has an expected weighted-average life of greater than ten years; the expected weighted-average life of the product extends by more than four years or shortens by more than six years,
assuming interest rate shocks of plus or minus 300 basis points; or the estimated
change in price of the product is more than 17.0 percent given similar rate shocks.
The test applies to the Company's CMOs while non-CMO products, such as pooled mortgage backed securities, are excluded. None of such Federal Reserve Board defined high-risk securities met the criteria for high-risk, nonequity CMOs as defined in
Issue 2 of FASB's Emerging Issues Task Force ("EITF") Issue No. 89-4, "Accounting for
a Purchased Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage Backed Interest-Only Certificate." EITF Issue No. 89-4 defines high-risk, nonequity CMOs as those that have the potential for loss of a significant portion of their original investments due to changes in interest rates, prepayment rate of the assets of the CMO structure, or earnings from temporary reinvestment of cash collected by the CMO structure but not yet distributed to the holders of its
obligations.    The Company held $4.4 million of CMOs at December 31, 1996.
None of
such securities failed any of the high-risk tests at December 31, 1996. Moreover, the possibility of any such security failing any of the high-risk tests at some future date is unlikely. For example, the longest weighted-average life of any CMO product held by the Company was three years at December 31, 1996. Additionally, the greatest percentage change in weighted-average life was 1.2 percent, given a rate shock in either direction. Finally, the most volatile CMO held by the Company exhibited a percentage price change of no more than 7.3 percent in the stress test.

The Company sold the majority of its holdings of structured notes during the
1995
sale of certain available for sale securities. As a result, the carrying value of structured notes totaled $2.9 million at December 31, 1996 and 1995. After receiving a consensus opinion from external investment management consultants and review by regulatory agencies, management decided to continue to hold three structured notes having maturities of less than three years at December 31, 1995. Specifically, such securities include a dual-index floater, a delevered floater, and a multi-step bond.
Each has a carrying value of approximately $1.0 million. For information with respect to accounting considerations and treatment of such instruments, refer to
Note 3 of the Notes to Consolidated Financial Statements.

The Company has had no dealings in derivative financial instruments since it discontinued its writing of covered option contracts on U.S. Treasury securities during the fourth quarter of 1994. Such instruments were the Company's only involvement in derivatives according to SFAS No. 119, which excludes mortgage backed securities from its definition. The Company's 1995 Investment Policy, as amended, prohibits transactions involving high-risk CMOs, structured notes and derivative instruments.

LOAN PORTFOLIO:

Except for major money center financial institutions that have a higher percentage of their loan portfolios invested in commercial activities, loans to finance one-to-four family residential properties account for the predominant portion of lending activities for most banks. The housing market and economic conditions affecting it are especially significant to the Company's current and future financial viability as residential mortgage lending accounts for approximately two-thirds of its aggregate lending activities.

For 1996, national residential investment spending rose 4.0 percent, reversing a decline from the previous year. This growth was aided by favorable weather conditions, affordable interest rates and improved national economic growth. Housing provided a key source of the nation's economic strength in 1996.  For the year, new
homes sold totaled 758 thousand, the largest number since 1978, with the northeast
region of the country experiencing the greatest increase at 36.4 percent.  Sales of
previously-owned homes also rose sharply to over 4.1 million, breaking an eighteen-
year record.  In addition, housing starts for 1996 moved in a favorable direction
rising by 8.9 percent for the year nationally and 11.2 percent in the Northeast. Starts for new homes and apartments increased from 1.35 million units in 1995 to 1.47 million units in 1996. Of these new starts, 1.16 million were for new single-family dwellings, marking a 7.8 percent increase over the 1995 figure. The median selling prices on new and existing homes rose in 1996 compared to 1995 from $133.9 and $112.9, respectively, to $145.0 and $118.0, respectively.

Interest rates on thirty-year mortgages also showed a steady increase throughout 1996 as they went from 7.0 percent in January to 7.6 percent in December. Despite these increases, housing purchases remained very affordable due to the improving economic conditions prevalent throughout 1996. Low mortgage rates, strong job growth, and high consumer confidence are all reasons to believe there will be continued strength in housing expenditures. Housing plays a key role in the national economy as it influences employment, manufacturing of building materials, and sales of products used to equip and furnish homes.

Economic conditions in the Company's market area were also favorable for mortgage lending. In the Company's quad-county market area, average annual property taxes amount to approximately one-half of the average experienced nationally. Additionally, Northeastern Pennsylvania is rated as the second most affordable area to live in the Commonwealth with its metropolitan area also ranked second among areas of similar populations across the nation. Finally, according to a nationwide price comparison survey the Company's market area is ranked nineteenth in the United States in terms of affordable housing. For the area, an average corporate transfer home, defined as a single-family home with four bedrooms, a family room, two and one-half bathrooms, a two-car garage, and 2,200 square feet, sold for an average of $130. On a national level this average was $206.

Business lending in the United States also enjoyed the benefits of a strong economy in 1996. Encouraged by the prospects of sustained economic expansion and low inflation, banks displayed a large appetite for business obligations and appeared willing to ease compensation requirements for the risk entailed. This easing of standards led to a 4.5 percent increase in commercial and industrial loans outstanding as they rose from $536.0 trillion at year-end 1995 to $560.0 trillion at year-end 1996.

With respect to the Company's commercial loan practices, it was ranked second by the
U.S. Small Business Administration's Office of Advocacy among Pennsylvania banks with assets between $300.0 million and $500.0 million for its "small business friendly" lending activities. Five criteria are used in ranking banks. They include:
(I) the
ratio of small business loans of less than $250 to assets; (II) the ratio of small business loans to total business loans; (III) the ratio of small business loans to total deposits; (IV) the total dollar amount of business loans; and (V) the total number of business loans outstanding.

Contrary to the easing of standards for business lending, national conditions for consumer lending tightened. Such tightening came in response to banks reacting to the rising volume of credit card delinquencies and charge-offs experienced throughout the year. Despite such action by financial institutions, outstanding consumer loans rose to $1.23 trillion at year-end 1996 from $1.02 trillion for the same period of
1995. Such increase resulted from consumers using lower-costing home equity loans in place of higher-costing installment products.

Loans, net of unearned income, were $235.8 million at December 31, 1996, an increase of $22.0 million, or 10.3 percent, over the volume reported at December 31, 1995.
Such increase, adjusted for short-term credit extensions to other financial institutions, would have approximated $41.0 million in 1996. The Company had aggregate commercial loans of $19.0 million to certain large Pennsylvania-based commercial banks at December 31, 1995. The Company had no such loans at year-end
1996. The increase in aggregate loan demand, after considering such adjustment, can be primarily explained by a rise in the volume of loans to finance one-to-four family residential properties of $27.6 million and those to finance commercial and industrial enterprises of $9.2 million. Loans, net of unearned income, as a percentage of total earning assets were 69.1 percent and 63.3 percent at December 31,
1996 and 1995, respectively. Such material increase resulted from a combination of favorable borrowing conditions for consumers and management placing stronger emphasis on fulfilling its strategic goal. During 1996, the peer group's average loans accounted for 64.0 percent of average assets as compared to the Company's ratio of
63.0 percent. Management expects loan demand to mirror that of 1996 based on its renewed emphasis on making loans a more prominent component of the Company's asset mix. However, demand could suffer if interest rates climb or local employment conditions deteriorate.

The Company's volume of loans with predetermined interest rates increased $16.0 million and represented 79.9 percent of the portfolio while those bearing floating or adjustable interest rates rose $6.0 million and represented 20.1 percent of the portfolio at December 31, 1996. Customers, in protecting against a rise in interest rates, opted for fixed-rate products as opposed to variable-rate products. The tax equivalent yield on the loan portfolio declined from 8.8 percent in 1995 to 8.6 percent in 1996. Such decrease primarily came during the second and third quarters of 1996 when management's aggressive product pricing through its "Loan Sale" marketing efforts reduced rates to their lowest point for 1996 thus initiating increased loan demand and leading existing customers to refinance. Rates increased for the final quarter of 1996 as the Company became less aggressive in its product pricing, which led to loan yields that approached 1995 levels. For the year, the
Company's volume of refinanced residential mortgages increased significantly from
$9.5 million in 1995 to $23.1 million in 1996 as customers with existing loans took advantage of the Company's favorable interest rate offerings. Management expects loan yields to remain level or rise slightly during 1997 as a result of intensified pressure in competing for deposits.

The composition of the loan portfolio changed during 1996 primarily due to the favorable conditions for mortgage lending and the removal of short-term credit extensions made to commercial banks. Commercial loans declined $9.8 million during
1996 and represented 13.5 percent of loans, net of unearned income.  Excluding the
effects of the $19.0 million in repayments received from commercial bank loans, such segment of the loan portfolio would have experienced an increase of $9.2 million during 1996. The Company experienced a $1.9 million rise in consumer loans from $19.3 million at December 31, 1995, to $21.2 million at December 31, 1996. Although the Company reported a 10.0 percent increase in consumer credit, it lagged the 20.6 percent increase witnessed by commercial banks throughout the nation. The favorable mortgage lending conditions for 1996 resulted in loans to finance real estate taking a more prominent position in the Company's loan mix at approximately 77.5 percent of total loans outstanding from approximately 71.5 percent a year earlier.

Based on the Company's asset/liability simulation model, management feels confident that it can facilitate loan demand through payments and prepayments on investments and loans, and increases in core deposits. Management expects to receive approximately $50.8 million from repayments on loans and investment securities during
1997. In the event an unforeseen increase in loan demand arises during 1997, management could facilitate such demand by aggressively competing for deposits or utilizing various credit products available through the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh").

At December 31, 1996, the Company had no concentrations of loans exceeding 10.0 percent of total loans, excluding locational concentrations, to individual or multiple borrowers engaged in similar activities that would cause them to be similarly affected by changes in economic or other conditions. The Company limits its exposure to concentrations of credit risk by the nature of its lending activities as approximately 61.9 percent of total loans outstanding are secured by residential properties. The average mortgage outstanding on a residential property was $36.2 at
December 31, 1996. The Company maintains a policy restricting the loan-to-value ratio at 80.0 percent. The loan portfolio does not consist of any form of credit involving highly-leveraged transactions, defined as financing transactions that involve the buyout, acquisition or recapitalization of an existing business and include credits extended to highly-leveraged industries.


In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Management does not anticipate that losses, if any, which may occur as a result of funding off-balance sheet commitments would have a material adverse effect on the Company's results of operations or financial position.

The Company's involvement in, and exposure to, credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of home equity and credit card lines, and commercial letters of credit is represented by the contractual notional amounts of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commercial letters of credit are conditional commitments issued by the Company to support customers in the purchase of commercial goods. Such letters of credit are automatically renewable upon their anniversary date unless cancelled prior to such date at the option of the Company.

The Company employs the same credit policies and requirements in making off-balance sheet credit commitments as it does for on-balance sheet instruments. Provision for loan losses, if any, is included in the Company's allowance for loan losses. No provision was deemed necessary at December 31, 1996 or 1995. Such commitments are generally issued for one year or less and often expire unused in whole or part by the customer. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include property, plant and equipment, primary residential properties, and to a lesser extent, income-producing properties. The Company's exposure to such commitments was $10.9 million at December 31, 1996, and $9.6 million at December 31, 1995.

The following table sets forth the composition of the loan portfolio at year-end for the past five years:

DISTRIBUTION OF LOAN PORTFOLIO

                                         1996             1995             1994             1993             1992
                                   ------------------------------------------------------------------------------------
DECEMBER 31                          AMOUNT    %      AMOUNT    %      AMOUNT    %      AMOUNT    %      AMOUNT     %
-----------------------------------------------------------------------------------------------------------------------
Commercial, financial and others.. $ 31,744  13.46% $ 41,593  19.45% $ 29,419  15.13% $ 22,633  12.82% $ 21,754   13.38%
Real estate:
  Construction....................    3,698   1.57     1,014   0.47     2,771   1.42     5,079   2.88     4,980    3.06
  Mortgage........................  179,134  75.97   151,926  71.05   138,379  71.15   125,848  71.31   112,544   69.20
Consumer, net.....................   21,227   9.00    19,302   9.03    23,916  12.30    22,922  12.99    23,365   14.36
                                   -------- ------  -------- ------  -------- ------  -------- ------  --------  ------
  Loans, net of unearned income...  235,803 100.00%  213,835 100.00%  194,485 100.00%  176,482 100.00%  162,643  100.00%
                                            ======           ======           ======           ======            ======
Less: allowance for loan losses...    3,944            3,903            3,576            3,169            2,497
                                   --------         --------         --------         --------         --------
    Net loans..................... $231,859         $209,932         $190,909         $173,313         $160,146
                                   ========         ========         ========         ========         ========


Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit interest rate risk and liquidity strains. Approximately 34.6 percent of the lending portfolio will reprice within the next 12 months as management attempts to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in order to limit future interest rate risk. The 34.6 percent falls below the 41.1 percent at December 31,
1995, but is an improvement over the 33.9 percent recorded at September 30, 1996. In terms of volume, variable-rate loans have increased $5.9 million, or 14.3 percent, from $41.4 million at December 31, 1995, to $47.3 million at December 31, 1996.

The following table sets forth the maturity and repricing information of the loan portfolio by major category at December 31, 1996:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                                        AFTER ONE
                                                            WITHIN      BUT WITHIN       AFTER
DECEMBER 31, 1996                                          ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others........................... $13,586        $ 9,428       $  8,730    $ 31,744
Real estate:
  Construction.............................................   3,698                                     3,698
  Mortgage.................................................   5,295         21,713        152,126     179,134
Consumer, net..............................................   2,720         11,788          6,719      21,227
                                                            -------        -------       --------    --------
    Total.................................................. $25,299        $42,929       $167,575    $235,803
                                                            =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates............................... $34,201        $64,486       $ 89,781    $188,468
Floating or adjustable interest rates......................  47,335                                    47,335
                                                            -------        -------       --------    --------
    Total.................................................. $81,536        $64,486       $ 89,781    $235,803
                                                            =======        =======       ========    ========

The Company does not sell, provide servicing for others, or securitize mortgage loans. Accordingly, SFAS No. 122, "Accounting for Mortgage Servicing Rights," adopted by the Company on January 1, 1996, had no effect on operating results or financial position.

ASSET QUALITY:

Bankruptcies, delinquencies and bank charge-offs increased during 1996, however overall asset quality did not experience a significant deterioration. Banks and credit card companies wrote-off bad debt at record paces despite consumer confidence reaching its highest level in seven years. This confidence has led to consumers taking on debt at a frenzied pace. National charge-off levels rose to near the levels experienced during the last recession in 1990 and 1991. Such levels caught banks off guard as some deterioration in the consumer loan portfolio was expected but not to the extent that it occurred. The unexpectedly high levels were attributable to an increase in personal bankruptcies of 30.0 percent in 1996. In Pennsylvania, personal bankruptcies rose 62.0 percent above the 1995 level, ranking second only to
Florida in percent increase. This increase stemmed in part from bankruptcy code changes that went into effect at the beginning of the year.

Credit card delinquencies also experienced a sharp rise as credit card issuers were overzealous and indiscriminatory in pursuing customers during the first half of 1996.
Such practices played a major role in credit card late payments during the first quarter of 1996 reaching their highest levels since 1981 and reaching a historical high of 3.7 percent.  Banks responded to deteriorating consumer loan portfolios by
tightening lending standards and terms on consumer loans, particularly credit card
loans, during the second half of 1996. Conversely, banks eased terms and conditions
on home equity loans.   Most banks have been increasing reserves and limiting
new
credit card issuances, however a severe recession could lead to widespread delinquencies.

As aforementioned, unemployment rates in the Company's market area remain well above the levels reported for the United States and Pennsylvania.  The main reason that
unemployment in the Company's market area is higher than that of Pennsylvania may lie in the composition of the local labor force. Blue collar workers comprise 34.0 percent of the laborers in the Company's market area as compared to only 29.0 percent for the Commonwealth.  Job openings for blue collar workers accounted for just
23.0
percent of the total, thus limiting opportunities for employment in the Company's market area. Despite the inflated unemployment levels as compared to the nation and the Commonwealth, asset quality has improved in the Company's market area. Such improvement is evidenced by declines in the peer group's ratios of nonaccrual loans as a percentage of gross loans and nonperforming loans as a percentage of gross loans. At December 31, 1996, the peer group's ratios were 0.54 percent and 1.34 percent, respectively, compared to 1.37 percent and 1.71 percent, respectively, at
December 31, 1995. Management is aware that should local economic conditions deteriorate in 1997, asset quality may suffer. As a result, management will place additional emphasis on monitoring asset quality during 1997.

The Company attempts to manage credit risk through diversification of the loan portfolio and application of policies and procedures designed to foster sound lending practices. Such policies include certain standards that assist lenders in making judgments related to the character, capacity, capital structure and collateral of the borrower. In addition, the lender is to ascertain whether the borrower will be able to repay the credit based on prevailing and expected business conditions. Although supervised by a central loan committee, each community office is responsible for credit administration of its loan portfolio, including analyzing credit applications and making lending approvals within specified limits, in order to minimize credit risk. The lending authority of all credit officers is established by the Board of
Directors and is reviewed at least annually. Credits beyond the scope of the community office lending officer are forwarded to a centralized lending committee.
Such committee, comprised of senior lending management and board members, attempts to assure the quality of the loan portfolio through careful analysis of credit applications, adherence to credit policies, and examination of outstanding loans and delinquencies. These procedures aid in the early detection and timely follow-up of problem loans. Credits in excess of $500 are subject to approval by the Board of Directors.

In addition, the Company minimizes credit risk by annually conducting an internal loan review and contracting with an external loan review company to independently perform such function. Such independent loan review aids management in identifying deteriorating financial conditions of borrowers, allowing them to assist customers in remedying these situations. The results of an independent loan review conducted by an external loan reviewer at June 30, 1996, indicated no material difference from the assets identified through the Company's loan review program.

In accordance with guidance set forth in SFAS No. 114, "Accounting by Creditors for
Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a
Loan - Income Recognition and Disclosures," a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. When the measure of an impaired loan is less than the recorded investment in the loan, the impairment is recognized by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses.

Nonperforming assets consist of nonperforming loans and foreclosed assets. Accruing loans past due 90 days or more and loans impaired under SFAS Nos. 114 and 118 comprise nonperforming loans. Impaired loans consist of nonaccrual and restructured loans. A loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been placed on nonaccrual status are credited to income when received unless the collectibility of principal is in doubt, causing all collections to be applied as principal reductions.
A nonaccrual loan is not returned to performing status until such loan is current as to principal and interest and has performed within the contractual terms for a minimum of six months. Restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower's financial condition. Interest income on restructured loans is recognized as earned, using the interest method. The Company had the same one restructured loan during 1996 and 1995.

Foreclosed assets are comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures. A loan is classified as in-substance foreclosure when the
Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Foreclosed assets are recorded at the lower of the related loan balance or 80.0 percent of its appraised fair value at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. Subsequent declines in the recorded value of the property prior to its disposal and costs to maintain the assets are included in other expense. In addition, any gain or loss realized upon disposal is included in other income or expense. The historical average holding period for such properties is less than 12 months.

The following table sets forth information concerning nonperforming assets for the last five years. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms:

DISTRIBUTION OF NONPERFORMING ASSETS

DECEMBER 31                                                         1996     1995     1994     1993     1992
------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial, financial and others................................. $  251   $  167   $   45   $  137   $  227
Real estate:
  Construction...................................................
  Mortgage.......................................................  1,018    1,164    1,352    1,497    1,067
Consumer, net....................................................                                40
                                                                  ------   ------   ------   ------   ------
    Total nonaccrual loans.......................................  1,269    1,331    1,397    1,674    1,294
                                                                  ------   ------   ------   ------   ------
Restructured loans...............................................    225      262      236      275
                                                                  ------   ------   ------   ------   ------
    Total impaired loans.........................................  1,494    1,593    1,633    1,949    1,294
                                                                  ------   ------   ------   ------   ------

Accruing loans past due 90 days or more:
Commercial, financial and others.................................    359      181       33       62      462
Real estate:
  Construction...................................................
  Mortgage.......................................................  1,247    1,633    1,194    1,130    2,375
Consumer, net....................................................    291      336      197      374      285
                                                                  ------   ------   ------   ------   ------
    Total accruing loans past due 90 days or more................  1,897    2,150    1,424    1,566    3,122
                                                                  ------   ------   ------   ------   ------
    Total nonperforming loans....................................  3,391    3,743    3,057    3,515    4,416
                                                                  ------   ------   ------   ------   ------
Foreclosed assets................................................    420      441      226      248      244
                                                                  ------   ------   ------   ------   ------
    Total nonperforming assets................................... $3,811   $4,184   $3,283   $3,763   $4,660
                                                                  ======   ======   ======   ======   ======

Ratios:
Impaired loans as a percentage of loans, net.....................   0.63%    0.74%    0.84%    1.10%    0.80%
Nonperforming loans as a percentage of loans, net................   1.44     1.75     1.57     1.99     2.72
Nonperforming assets as a percentage of loans, net...............   1.62%    1.96%    1.69%    2.13%    2.87%

Nonperforming assets, consisting of nonperforming loans and foreclosed assets, totaled $3.8 million at December 31, 1996, compared to $4.2 million at December 31,
1995. The Company experienced a net decrease of $21 in foreclosed assets during 1996, as transfers of six loans totaling $223 were offset by the sale of six properties totaling $279, including net gains on such dispositions of $35. Also included in other real estate was a property originally purchased by the Company to be utilized as a site for a new branch office. During 1995, management reevaluated its intent for such property and transferred it to other real estate at $220, which equals 80.0 percent of its appraised value, with the difference being recorded in other losses. Subsequent to year-end 1996, such property was sold with a gain of $50 being recognized. The carrying values of all properties included in other real estate were less than 80.0 percent of their collateral values at December 31, 1996.

Nonperforming loans, consisting of accruing loans past due 90 days or more and impaired loans, declined $352 during 1996 from $3,743 to $3,391. The reduction in nonperforming loans was due to the $253 decline in accruing loans past due 90 days or more with a $99 reduction in impaired loans. The $99 change in impaired loans included gross loans placed into such category of $428 and gross loans removed as a result of charge-offs, transfers to other real estate, and principal repayments totaling $33, $123 and $371, respectively. Accruing loans past due 90 days or more declined from $2,150 at December 31, 1995, to $1,897 at December 31, 1996.  Of
the
loans past due 90 days or more, approximately 65.7 percent of these credits are secured by real estate. The Company's historical loss experience on real estate loans is extremely low. However, as a preventative measure, management began emphasizing improved internal procedures with respect to delinquent credits during the first quarter of 1996. Such procedures focus on early detection and timely follow-up of past due loans in order to identify potential problem loans and correct them prior to deterioration.  The Company experienced improvement in all its asset
quality ratios in 1996. The impaired loans as a percentage of loans, net, and nonperforming assets as a percentage of loans, net, ratios were 0.63 percent and 1.62 percent, respectively, at December 31, 1996. The comparable ratios were 0.74 percent and 1.96 percent, respectively, at December 31, 1995. Such ratios, however, remained less favorable than the peer group's ratios of 0.54 percent and 1.34 percent, respectively, at December 31, 1996. The improvements are by-products of the Company's stringent controls regarding credit extensions as well as timely detection and follow-up on problem loans.

The average recorded investment in impaired loans was $1,528 in 1996 and $1,621 in
1995.  The recorded investment in impaired loans was $1,494 and $1,593 at
December
31, 1996 and 1995, respectively.  Included in these amounts were $1,269 and
$1,331,
respectively, for which there was a related allowance for loan losses of $650
and
$614, respectively. The recorded investment for which there was no related allowance for loan losses, was $225 and $262 at December 31, 1996 and 1995, respectively.
In
1996, activity in the allowance for loan losses account related to impaired loans
included a provision charged to operations of $3, losses charged to the allowance of
$92 and recoveries of amounts charged-off of $125.  The activity during 1995 in the
allowance for loan losses account related to impaired loans included a provision charged to operations of $4, losses charged to the allowance of $69 and recoveries of amounts charged-off of $191.  Interest income related to impaired loans would have
been $113 and $66 in 1996 and 1995, respectively, had such loans been current and the terms of the loans not been modified. Interest income that would have been recognized on the restructured loan included in such amounts was $12 and $9 in 1996 and 1995, respectively.  Interest recognized on impaired loans amounted to $30 in
1996 and $92 in 1995.  Included in these amounts was interest recognized on a cash
basis of $30 and $87, respectively.  The restructured loan accounted for $7 in
1996
and $5 in 1995 of interest recognized on impaired loans. Cash received on impaired loans applied as a reduction of principal totaled $398 and $595 in 1996 and 1995, respectively. There were no commitments to extend additional funds to such parties at December 31, 1996 and 1995.

Classified assets are those assets cited by bank examiners, or by the bank's internal rating system, as being at risk to a greater degree than is considered desirable.
Regulators separate classified assets into three major categories based on degree of risk: substandard, doubtful and loss. Accordingly, as part of their routine annual examination process, regulators classified assets of the Company at September 30,
1996. The result of such review indicated an improvement of 31.7 percent in the ratio of classified assets as a percentage of Tier I capital from the October 31, 1995, examination.

The allowance for loan losses account is established through charges to earnings in the form of a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account and subsequent recoveries, if any, are credited to the account. The allowance is maintained at a level believed adequate by management to absorb estimated potential credit losses. While historical loss experience provides a reasonable starting point in assessing the adequacy of the allowance account, management also considers a number of relevant factors likely to cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. Such factors include changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, loan review system, volumes of past due and classified loans, concentrations, borrowers' financial status, collateral value and other factors deemed relevant by management. In addition to management's assessment, various regulatory agencies, as an integral part of their routine annual examination process, review the
Company's
allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance, beyond normal monthly provisions, based on their judgments concerning information available to them at the time of their examination.
No such charge was deemed necessary upon conclusion of the 1996 examination, as regulators considered the Company's allowance for loan losses account adequate based on risk characteristics and size of the loan portfolio. Upon its review of the 1996 regulatory report, management was not aware of any significant recommendation with respect to the loan portfolio that would materially affect future liquidity or capital resources.

Management utilizes the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan and Lease Losses in assessing the adequacy of its allowance for loan losses account. The policy statement provides guidance on the nature and purpose of the allowance, related responsibilities of management and examiners, loan review systems, and international transfer risk matters. The Company implemented the analytical tool for assessing the reasonableness of the allowance for loan losses account included in such policy statement during the first quarter of
1994. The tool involves a comparison of the reported loss allowance against the sum of specified percentages, based on industry averages, applied to certain loan classifications. The Company was considered adequately reserved at December 31, 1996, based on the results of this regulatory calculation. Management, however, will continue to perform a thorough analysis of the Company's loan portfolio as such calculation does not take into account differences between institutions, their portfolios, underwriting and collection policies, and credit-rating policies.

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

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                      1996             1995             1994             1993             1992
                                  -------------  ---------------   --------------   --------------   --------------
                                       CATEGORY         CATEGORY         CATEGORY         CATEGORY         CATEGORY
                                           AS A             AS A             AS A             AS A             AS A
                                           % OF             % OF             % OF             % OF             % OF
DECEMBER 31                       AMOUNT  LOANS   AMOUNT   LOANS   AMOUNT   LOANS   AMOUNT   LOANS   AMOUNT   LOANS
--------------------------------------------------------------------------------------------------------------------
Commercial, financial and others. $1,396  13.46%  $1,358   19.45%  $1,188   15.13%  $  944   12.82%  $  722   13.38%
Real estate:
  Construction...................          1.57             0.47             1.42             2.88             3.06
  Mortgage.......................  1,326  75.97    1,333   71.05    1,251   71.15    1,135   71.31      815   69.20
Consumer, net....................  1,222   9.00    1,212    9.03    1,137   12.30    1,090   12.99      960   14.36
                                  ------ ------   ------  ------   ------  ------   ------  ------   ------  ------
    Total........................ $3,944 100.00%  $3,903  100.00%  $3,576  100.00%  $3,169  100.00%  $2,497  100.00%
                                  ====== ======   ======  ======   ======  ======   ======  ======   ======  ======

The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for the past five years:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

DECEMBER 31                                                         1996     1995     1994     1993     1992
------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period................. $3,903   $3,576   $3,169   $2,497   $1,576
Loans charged-off:
Commercial, financial and others.................................    523      136      243      177       93
Real estate:
  Construction...................................................
  Mortgage.......................................................     88      171      176      263      233
Consumer, net....................................................    115       86      131      140      178
                                                                  ------   ------   ------   ------   ------
    Total........................................................    726      393      550      580      504
                                                                  ------   ------   ------   ------   ------

Loans recovered:
Commercial, financial and others.................................    284       80        7       42       52
Real estate:
  Construction...................................................
  Mortgage.......................................................    130      144       64       69       44
Consumer, net....................................................     53       61       86       61       44
                                                                  ------   ------   ------   ------   ------
    Total........................................................    467      285      157      172      140
                                                                  ------   ------   ------   ------   ------
Net loans charged-off............................................    259      108      393      408      364
                                                                  ------   ------   ------   ------   ------
Provision for loan losses........................................    300      435      800    1,080    1,285
                                                                  ------   ------   ------   ------   ------
Allowance for loan losses at end of period....................... $3,944   $3,903   $3,576   $3,169   $2,497
                                                                  ======   ======   ======   ======   ======

Ratios:
Net loans charged-off as a percentage of average loans
 outstanding.....................................................   0.12%    0.05%    0.21%    0.23%    0.22%
Allowance for loan losses as a percentage of period end loans....   1.67%    1.83%    1.84%    1.80%    1.54%

The allowance for loan losses, against which loans are charged-off, was $3.9 million at December 31, 1996, representing 1.67 percent of loans, net. The allowance was also $3.9 million in 1995 but represented 1.83 percent of loans, net. The reduction in the Company's ratio was primarily a function of its strong loan demand. However, such ratio continued to exceed both the peer group and regulatory guidelines. The peer group reported ratios of 1.38 percent and 1.43 percent at December 31, 1996 and 1995, respectively.

As a percentage of nonperforming loans, the allowance account covered 116.3 percent and 104.3 percent at year-end 1996 and 1995, respectively. Relative to all nonperforming assets, the allowance covered 103.5 percent at December 31, 1996, and
93.3 percent at December 31, 1995. Despite the decrease in nonperforming assets and delinquent credits, management remained cautious and continued to add provisions to its allowance. Management expects to maintain the provision at 1996 levels given the significant increase in loans and would make a corresponding increase if asset quality deteriorates.

Past due loans that have not been satisfied through repossession, foreclosure or related actions, are evaluated on an individual basis to determine if all or part of the outstanding balance should be charged against the allowance for loan losses. Subsequent recoveries, if any, are credited to the allowance account. Net charge-offs were $259 or 0.12 percent of average loans outstanding in 1996 compared to $108 or 0.05 percent in 1995. The nation's top 50 banks reported net charge-offs to average loan ratios of 0.63 percent and 0.53 percent, respectively, while the peer group reported net charge-offs as a percentage of average loans outstanding of 0.18 percent and 0.20 percent in 1996 and 1995, respectively. Historically, the Company has exceeded the delinquency levels of its peers, however such levels do not appear to equate the realization of losses, as the Company's net charge-off ratios are consistently below the peer group ratios. Management expects net charge-offs to decrease in 1997 if local unemployment continues its downward trend and the local economy gains strength.

DEPOSITS:

During 1996, the nation witnessed the continuance of strengthened personal savings patterns. Personal savings rates, a measure of savings as a percentage of disposable after-tax income, rose to 5.4 percent in 1996 compared to 4.4 percent in 1995. The national unemployment rate fell to 5.3 percent by year-end 1996 from 5.6 percent for the same period of 1995 while hourly wages increased 3.8 percent, marking the greatest increase since 1990. For the year, personal income rose 5.8 percent above
1995 levels. This newfound consumer wealth led to a 4.6 percent annual spending growth rate in 1996, however such rate has fallen steadily since 1993. The excess funds did not, however, filter into bank deposit accounts. The "baby boomer" generation became acutely aware of a need to save for the long term as they approach retirement age. This is evidenced by the growing volumes of 401(k) plans and mutual funds in 1996. Consumers also looked toward the stock market in 1996 as the Dow Jones approached 7,000. Mutual funds that invest in stocks received more money in
1996 than ever before, reaping $221.9 billion as compared to $128.0 billion in 1995.
By year-end 1996, mutual funds of all types recorded $3.5 trillion in assets. This did not mean that baby boomers were saving more money, but rather were shifting funds from certificates of deposit and personal savings accounts as yields on traditional bank deposits paled in comparison to those of equity investments. Such disintermediation of funds from banks may lead to higher interest rates being paid on deposit accounts as they fight to retain and acquire deposits to fund asset growth.
In turn, this can lead to higher loan rates offered to customers. A major influence to aid bank deposit growth would be an economic downturn in the stock market. Should there be a fallout in the market, consumers would search for safer investment products while receiving a stable return, thus leading to an increase in the volume of certificates of deposit products.

Effective for taxable years beginning after December 31, 1996, the Job Act will go into effect. Under the Job Act, deductible IRA contributions, subject to adjusted gross income limits, of up to $2 will be permitted for each spouse if the combined compensation of both spouses is at least equal to the amount contributed. Prior to the implementation of the Job Act, the maximum limit on combined contributions was
$2.25. Another potential source of deposits for the Company is the percentage of the population aged 65 and older. In Pennsylvania, 15.7 percent of the population is aged 65 and older, compared to 12.6 percent for the nation as a whole. For the Company's market area, such figure is approximately 20.7 percent. Accordingly, the older population is expected to be a solid source of future deposits as it controls more wealth and buys more deposit products than the younger generation. Management expects savings levels to rise in 1997 as customers take advantage of the newly implemented Job Act and build reserves in response to unwariness about employment security.

Besides the intense competition from mutual funds, the Company also received strong competition for deposits from local bank and thrift institutions. For example, the average rate paid on a thirty-month certificate of deposit for the Company's peer group exceeded 5.3 percent for 1996. Comparatively, the average rate on thirty-month certificates paid by commercial banks in the United States was 5.1 percent in 1996.

A final potential factor that may influence the ability of banks to gather deposits is the recent legal argument presented by credit unions. The commercial banking industry and advocates of credit unions have been in a conflict for several months concerning the group that credit unions are allowed to pursue. The conflict centers around the expansion of membership services by credit unions to multi-member groups.
Potentially, Pennsylvania may be most affected by the decision as there are 889 credit unions, more than any other state.

The following table sets forth the average amount of, and the rate paid on, the major classifications of deposits for the past five years:

DEPOSIT DISTRIBUTION

                                1996              1995              1994              1993              1992
                            ---------------------------------------------------------------------------------------
                            AVERAGE AVERAGE   AVERAGE AVERAGE   AVERAGE AVERAGE   AVERAGE AVERAGE   AVERAGE AVERAGE
YEAR ENDED DECEMBER 31      BALANCE    RATE   BALANCE    RATE   BALANCE    RATE   BALANCE    RATE   BALANCE    RATE
-------------------------------------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts..... $ 18,144    2.92% $ 21,869    3.47% $ 23,955    3.31% $ 22,267    3.26% $ 22,819    3.84%
NOW accounts..............   16,661    2.02    15,550    1.96    15,151    1.96    14,406    2.35    13,742    3.36
Savings accounts..........   67,144    3.00    71,911    3.25    83,142    3.13    73,400    3.34    56,288    4.21
Time less than $100.......  157,271    5.67   155,183    5.75   139,641    4.94   131,572    5.26   130,753    6.19
Time $100 or more.........   27,755    5.93    29,336    6.04    25,995    5.97    25,960    5.02    25,956    6.11
                           --------          --------          --------          --------          --------
  Total interest-bearing..  286,975    4.69%  293,849    4.80%  287,884    4.22%  267,605    4.39%  249,558    5.36%
Noninterest-bearing.......   26,329            24,090            21,849            19,657            18,657
                           --------          --------          --------          --------          --------
  Total deposits.......... $313,304          $317,939          $309,733          $287,262          $268,215
                           ========          ========          ========          ========          ========

Deposit volumes rose a modest 1.1 percent from $317.1 million at December 31, 1995, to $320.5 million at December 31, 1996, as competition for deposit products intensified. Total deposits averaged $313.3 million in 1996 as compared to $317.9 million in 1995, a decrease of 1.4 percent. The average deposit growth experienced by Northeastern Pennsylvania banks was 7.9 percent for the comparable period. The
Company experienced a decline in deposits during the first quarter of 1996 as modified pricing strategies in light of improved liquidity conditions coupled with cyclical trends due to customers foregoing savings to pay for holiday spending, led to a $9.1 million downturn in volumes. The majority of the Company's deposit growth occurred during the second and fourth quarters of 1996 as deposits grew at annualized rates of 9.8 percent and 7.2 percent, respectively. Most of the second quarter growth was attributable to increases in commercial money market accounts and interest checking accounts of $4.7 million and $2.1 million, respectively. The growth in the fourth quarter was primarily attributable to an increase in commercial time deposits.
Deposits from area school districts comprised the major portion of the fourth quarter growth.

The deposit composition changed, as evidenced by a decline in the average volume of transaction accounts as a percentage of average total deposits from 42.0 percent to
40.9 percent in 1995 and 1996, respectively. Such change was a function of depositors sacrificing accessibility by transferring funds from lower-yielding transaction accounts to higher-yielding time deposits. Although beneficial in funding loan demand, the growth of retail certificates of deposit will further the
Company's reliance on higher-costing funding sources. For the Company, time deposits cost 5.71 percent, which was 289 basis points above the Company's weighted-average
cost of money market, NOW and savings accounts. Average time deposits accounted for
53.3 percent of average assets during 1996 as compared to 43.3 percent for the peer group. The Company experienced an upward shift in its average core deposits to average total deposits from 90.8 percent in 1995, to 91.1 percent in 1996. The Company's cost of funds declined from 4.9 percent in 1995 to 4.7 percent in 1996 as compared to an increase in the peer group's cost from 4.6 percent to 4.7 percent,
respectively.  The primary reason for such decline was the average rate on retail
certificates of deposit decreasing from 5.8 percent during the first quarter of 1996 to 5.7 percent during the fourth quarter. Management expects an increase in the Company's cost of funds during 1997 based on increased competition from local financial institutions and nonbank deposit gatherers.

An integral component in the Company achieving lower funds cost is building its base of noninterest-bearing deposits. In 1996, the Company's noninterest-bearing deposits grew $1.0 million from $25.4 million at December 31, 1995, to $26.4 million at December 31, 1996. Average volumes of noninterest-bearing deposits also increased from $24.1 million to $26.3 million in 1995 and 1996, respectively, and comprised 7.6 percent of total average assets for 1996, compared to 6.7 percent for 1995.

Volatile deposits, time deposits in denominations of $100 or more, increased from
$29.7 million at December 31, 1995, to $35.9 million at December 31, 1996. As aforementioned, such increase was due to local school districts transferring funds from transaction accounts into time deposits. Despite this increase, the Company was less reliant on such funding as compared to the peer group in 1996. Average volatile deposits, as a percentage of average assets, was 8.0 percent in 1996 as compared to
9.1 percent for the peer group. The average cost of such funds fell 11 basis points during 1996. Such decline resulted from management being less aggressive in competing for this type of deposit product due to the stabilized liquidity position of the Company.

The following table sets forth maturities of time deposits of $100 or more for the past five years:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE


DECEMBER 31                                                         1996     1995     1994     1993     1992
------------------------------------------------------------------------------------------------------------
Within three months............................................. $ 8,598  $ 6,466  $ 7,861  $ 5,817  $ 4,529
After three months but within six months........................   9,958    6,646    4,200    5,447    6,133
After six months but within twelve months.......................  11,262    8,590   10,740    5,957    5,242
After twelve months.............................................   6,047    7,982    7,410    7,060    8,179
                                                                 -------  -------  -------  -------  -------
  Total......................................................... $35,865  $29,684  $30,211  $24,281  $24,083
                                                                 =======  =======  =======  =======  =======


The Company's improved liquidity position effectively eliminated its reliance on borrowings to fund assets. At December 31, 1996, aggregate borrowings were $46, as compared to $3,048 for the same period of 1995. The Company reduced its long-term debt in 1996 as it repaid a 4.3 percent fixed-rate advance from the FHLB-Pgh upon its maturity. The remaining $46 represents a 7.5 percent fixed-rate, amortizing advance from the FHLB-Pgh Community Investment Program that is subject to a prepayment fee in the event the advance is repaid prior to maturity. The Company's total borrowings averaged $2.2 million with a weighted-average rate of 4.4 percent in 1996 as compared to $14.7 million at 6.2 percent in 1995.

At December 31, 1996 and 1995, the Company had no short-term borrowings outstanding.
Short-term borrowings available to the Company consist of a line of credit and fixed-rate advances with the FHLB-Pgh secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investment and mortgage backed securities and mortgage loans. Such line has a maximum borrowing capacity equal to 10.0 percent of total assets and accrues interest daily based on the federal funds rate. The line is renewable on the first day of each calendar year and carries no associated commitment fees. The FHLB-Pgh has the right to reduce or terminate the line at any time without prior notice and the Company may repay such line at any time without incurring prepayment penalties. Short-term, fixed-rate advances are issued with maturities less than one year based on the FHLB-Pgh's current cost of funds rate. Such advances are limited to the Company's maximum borrowing capacity based on a percentage of qualifying collateral assets. There are no commitment fees and the advance may be prepaid at the option of the Company upon payment of a prepayment fee. The prepayment fee applicable to FHLB-
Pgh advances is equal to the present value of the difference between cash flows generated at the advance rate from the date of the prepayment until the original maturity date, and the cash flows that would result from the interest rate posted by the FHLB-Pgh on the date of prepayment for an advance of comparable maturity. The
Company has not entered into repurchase agreements with others during 1996 and 1995.
Repurchase agreements consist of transactions whereby an institution sells securities and agrees to repurchase the identical, or substantially the same, securities at a specified date for a specified price.

The average daily balance and weighted-average rate on aggregate short-term borrowings was $51 at 5.9 percent in 1996 and $9.9 million at 6.8 percent in 1995.
The maximum amount of all short-term borrowings outstanding at any month-end was $2.8 million and $28.0 million during 1996 and 1995, respectively. Short-term borrowings during 1996 consisted entirely of the FHLB-Pgh line of credit. During 1995, the FHLB-Pgh line of credit included in total short-term borrowings had an average daily balance of $3.6 million and weighted-average rate of 6.2 percent. The maximum amount of such loan outstanding at any month-end was $17.6 million during 1995.

INTEREST RATE SENSITIVITY:

Interest rate sensitivity management attempts to limit and, to the extent possible, control the effects interest rate fluctuations have on net interest income. The responsibility of such management has been delegated to the ALCO. Specifically, ALCO utilizes a number of computerized modeling techniques to monitor and attempt to control influences that market changes have on the Company's rate sensitive assets and liabilities. One such technique utilized a static gap report, which attempted to measure the Company's interest rate exposure by calculating the net amount of RSA and
RSL that reprice within specific time intervals. A positive gap, indicated by an
RSA/RSL ratio greater than 1.0, implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.
















The following table sets forth the Company's interest rate sensitivity gap position.
The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Variable-rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows assuming there is no change in the current interest rate environment.

INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                DUE WITHIN        BUT WITHIN          BUT WITHIN       DUE AFTER
DECEMBER 31, 1996               THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $19,882           $ 10,897         $ 36,386        $  34,829    $101,994
Loans, net of unearned income.......  51,370             30,166           64,486           89,781     235,803
Federal funds sold..................   3,300                                                            3,300
                                     -------           --------         --------        ---------    --------
  Total............................. $74,552           $ 41,063         $100,872        $ 124,610    $341,097
                                     =======           ========         ========        =========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 16,168                                      $ 16,168
NOW accounts........................                     17,915                                        17,915
Savings accounts....................                                    $ 66,037                       66,037
Time deposits less than $100........ $22,018             71,454           64,545        $      30     158,047
Time deposits $100 or more..........   8,598             21,220            6,047                       35,865
Long-term debt......................                          2               44                           46
                                     -------           --------         --------        ---------    --------
  Total............................. $30,616           $126,759         $136,673        $      30    $294,078
                                     =======           ========         ========        =========    ========

Rate sensitivity gap:
  Period............................ $43,936           $(85,696)        $(35,801)       $ 124,580
  Cumulative........................ $43,936           $(41,760)        $(77,561)       $  47,019    $ 47,019

RSA/RSL ratio:
  Period............................    2.44               0.32             0.74         4,153.67
  Cumulative........................    2.44               0.73             0.74             1.16        1.16

At December 31, 1996, the Company had a ratio of cumulative one-year, RSA/RSL of
0.73. Such ratio falls below the 0.93 at December 31, 1995. Based upon the guidelines set forth in the Company's Asset/Liability Management Policy, however, this ratio falls within the 0.7 and 1.3 deemed by management to be acceptable. The decline was attributable to the Company's reinvestment of maturing, short-term credit extensions to other financial institutions into residential mortgages. Additionally, the Company received $25.2 million in securities repayments during 1996. Of these repayments, $3.0 million was used to retire long-term borrowings of the subsidiary that matured September 9, 1996. The remaining funds were used to purchase $2.9 million in mortgage backed securities, $8.6 million in intermediate-term state and municipal securities, $8.6 million in U.S. Treasury securities, and $100 in equity securities. Excess funds not utilized for security purchases were used to fund loan demand. Commercial time deposits also contributed to the decline in the cumulative one-year gap as they increased $8.1 million to $29.8 million at December 31, 1996, from $21.7 million at December 31, 1995. Such increase resulted from customers choosing liquidity over return when investing in commercial time deposits. The Company also experienced a sharp decline in its three-month ratio. Such ratio fell from 3.09 at December 31, 1995, to 2.44 at December 31, 1996. This decline can be explained by the same reasons given for the reduction in the cumulative one-year ratio. The Company was liability rate sensitive for the cumulative one-year period based on the results of the December 31, 1996, static gap report. This means that an increase in general market rates should have an adverse impact on net interest income. Conversely, a decline in market rates should have a favorable effect on net interest income. However, these forward-looking statements are qualified by the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

Static gap analytics does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes will not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude.  Third, the interest rate sensitivity table presents a one-day
position; variations occur daily as the Company adjusts its rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table.
For example, the conservative nature of the Company's Asset/Liability Management Policy assigns money market and NOW accounts to the due after three but within 12 months repricing interval. In reality, these items may reprice less frequently and in different magnitudes than changes in general interest rate levels.

As a result of the static gap report's failure to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. Such model creates pro forma net interest income scenarios under various interest rate shocks. Model results from
December 31, 1996, indicate similar results to those indicated by the static gap model. A decline in net interest income of 3.9 percent is expected should there be a parallel and instantaneous rise in interest rates of 100 basis points. Conversely, a similar decline in interest rates would result in a 3.9 percent increase in net interest income.

Inflation impacts financial institutions differently than it does commercial and industrial companies that have significant investments in fixed assets and inventories. Most of the Company's assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact of inflation on the Company, however management believes that its exposure to inflation can be mitigated through asset/liability management.

LIQUIDITY:

Liquidity is defined as a company's ability to generate cash at a reasonable cost in order to satisfy present and future commitments to borrowers as well as to meet the demands of depositors and debtholders. Principal sources of liquidity are found in core deposits and loan and investment payments and prepayments. Management considers the Company's available for sale portfolio a secondary source of liquidity. As a final source of liquidity, the Company has the ability to exercise existing credit arrangements. As specified in the Company's Asset/Liability Management Policy, such borrowings will only be used on a contingency basis. The reliance on these borrowings to fund temporary deficiencies is limited to a maximum of five consecutive business days before management is required to take appropriate action to remedy the shortfall through normal operations. The Company manages liquidity daily, enabling management to effectively monitor changes in liquidity and to react accordingly to market conditions. Management believes that liquidity is sufficient to meet presentand future financial obligations and commitments on a timely basis.
There are no
known trends, demands, commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes in the Company's liquidity.

Management annually develops a liquidity plan for the Company. The mission of such plan is to ensure the Company has the ability to generate cash at a reasonable cost in order to satisfy commitments to borrowers as well as to meet the demands of depositors and debtholders. The Company's liquidity plan consists of an assessment of its current liquidity position and includes determining appropriate standards for the volume, mix, price and maturity of loans, investments and deposits. In addition, management ascertains the appropriate level of short-term assets required to fund normal day-to-day operations and to ensure the Company's ability to meet off-balance sheet commitments and unanticipated deposit withdrawals. The plan includes controls and monitoring procedures for evaluating the Company's daily liquidity position. Finally, the plan introduces strategies to assure future liquidity. Such strategies, which the Company considers proprietary in nature, include the maintenance of a minimum net federal funds sold cushion, a capital contingency strategy, and enhanced strategies on loan and deposit pricing. Based on the 1996 liquidity plan, the Company's ratio of core deposits to total assets is expected to rise from 80.2 percent at December 31, 1996, to 83.8 percent at December 31, 1997.

Although the Company believes its liquidity position remains adequate to meet present and future financial obligations and commitments, it has become less favorable compared to last year. Two primary examples of such unfavorable change are the ratio of temporary investments to volatile liabilities and the volatile liabilities less
temporary investments to total assets less temporary investments ratios. At December
31, 1996, these ratios were 54.0 percent and 4.9 percent, respectively. This showed a regression from the ratios of 118.9 percent and negative 1.8 percent, respectively, recorded at December 31, 1995, however they are vastly improved from the 8.7 percent
and 11.8 percent, respectively, recorded at December 31, 1994.   These ratios
also
fell below the 91.8 percent and 0.8 percent, respectively, recorded by the peer group at year-end 1996. By assuring that the Company's investment portfolio contains an adequate amount of short-term investments and by aggressively competing for core deposits, management feels it can maintain stability in these ratios for future periods. The maintenance of a high level of core deposits is a major component in keeping a strong liquidity position. Core deposits are important as they represent a stable and relatively low-costing source of funds. At December 31, 1996, core deposits funded 80.2 percent of the Company's total assets.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and FHLB-Pgh, and federal funds sold, decreased $11.0 million in 1996. Net cash provided by operating activities totaled $5.4 million and primarily resulted from the Company's $4.2 million in net income.

The Company's net cash used in investing activities of $16.1 million was the major reason for the net decrease in cash and cash equivalents. The primary components of the outflow from investing activities were loan disbursements and investment purchases, partially offset by inflows from repayments on short-term loans to other banking institutions and investments. For 1996, the Company's net loan disbursements amounted to $22.2 million. Aggregate loan demand of $41.2 million was partially funded by $19.0 million in net repayments on short-term credit extensions to financial institutions. The Company also purchased $20.2 million in securities during 1996. Such purchases were funded with the $25.2 million received in repayments on securities with the excess of the proceeds being used to retire $3.0 million in long-term borrowings as well as to fund loan demand.

Net cash used in financing activities totaled $320 in 1996. The decline primarily resulted from the Company's repayment on September 9, 1996, of a $3.0 million fixed-rate advance with the FHLB-Pgh. The three-year loan bore interest at 4.3 percent.
Partially offsetting this decrease was a $3.4 million increase in deposits.

CAPITAL ADEQUACY:

Stockholders' equity improved $3.4 million during 1996 principally due to the Company's $4.2 million in net income, partially offset by $623 in dividends and a change in the net unrealized holding adjustment of $216. The Company reported a net unrealized holding gain of $564 at December 31, 1996, as compared to $780 at December
31, 1995. Despite the decline from a year ago, such gain improved $400 from September 30, 1996. In addition, the change in the fair market value of the Company's investment portfolio was significantly less severe than that of its peers.
The Company's exposure to interest rate risk has been better protected through improvements in the quality, composition and structure of the investment portfolio.
Such improved risk position makes the Company less susceptible to market depreciation on available for sale securities resulting from rising interest rates.

The Company declared a dividend of $242 or $0.11 per share for the fourth quarter of
1996.  For the year-ended December 31, 1996, the Company declared dividends of
$623
or $0.28 per share as compared to $462 or $0.21 per share for the same period of 1995. As a percentage of net income, cash dividends declared in 1996 equalled 14.8 percent. Presently, the Company's Board of Directors expects dividends to be paid in the future. However, factors such as operating results, financial and economic decisions, capital needs, growth objectives, appropriate dividend restrictions related to the Company, and other relevant factors may impact these decisions. The
Company's ability to pay dividends to its stockholders is limited by its ability to obtain funds from its subsidiary as specified by federal and state regulations. Accordingly, the subsidiary without prior approval of bank regulators, may declare dividends to the Company in 1997 totaling $3.2 million plus net profits earned by the subsidiary for the period from January 1, 1997, through the date of declaration, less dividends previously paid in 1997.

Other significant events in 1996 affecting the Company's capital included the effectuation of a three-for-one stock split and the listing of the Company's common stock on a national stock market. The April 1, 1996, stock split fulfilled the minimum share listing requirement for the NASDAQ NMS. The liquidity of the Company's common stock improved as a result of its trading on the NASDAQ National Market Tier of the NASDAQ Stock Market under the Symbol "CCBP" on June 17, 1996.

During the second quarter of 1997, the Company will initiate a DRP. This plan will benefit the Company and its stockholders as it will provide a low-cost method for raising capital, allow younger, smaller stockholders to participate in the growth of the Company, avoid commissions to brokers and allow higher dividends to be paid as such dividends are being partially retained. The Company's DRP will include the following: (I) shares purchased under the DRP will be from original issuances;
(II)
no optional cash payments; (III) eligibility for all registered and street name participants; (IV) no minimum or maximum number of shares participant restrictions;
and (V) availability of full or partial dividend reinvestment. The plan will be administered by a national transfer agent. By introducing a DRP, the Company expects to generate more interest in its stock, which could benefit its market value.

Management attempts to assure capital adequacy by monitoring the current and projected positions of the Company to support future growth, while providing stockholders with an attractive long-term appreciation of their investments.
The
recent history of bank failures resulted in regulatory agencies adopting minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. At a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. In addition, banks must maintain a Leverage ratio, defined as
Tier I capital to total average assets less goodwill, of 3.0 percent. Such minimum ratio is applicable only to those institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth, and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. At December
31, 1996 and 1995, the Company's minimum ratios of Tier I capital to adjusted total average assets were 4.0 percent and 5.0 percent, respectively. In the event an institution is deemed to be undercapitalized by such standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to institutions that reach the significantly or critically undercapitalized levels, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well-capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings, liquidity or market-risk sensitivity.

Under SFAS No. 115, banks not subject to a supervisory directive will exclude unrealized holding gains and losses, net of income taxes, on available for sale debt securities when calculating Tier I capital. However, net unrealized holding losses on available for sale marketable equity securities will continue to be deducted from
Tier I capital. Such regulatory accounting rule does not affect reporting for financial statement purposes. Accordingly for financial accounting presentations, banks will continue to report available for sale debt and equity securities at fair value, with unrealized holding gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders' equity.

The following table presents the Company's capital ratios at December 31, 1996 and
1995, as well as the required minimum ratios for capital adequacy purposes and to be "well capitalized" under the prompt corrective action provisions:

RISK-ADJUSTED CAPITAL
                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                          ------------------------------------------------------------------
DECEMBER 31                                   1996      1995       1996         1995         1996       1995
------------------------------------------------------------------------------------------------------------
Tier I capital to risk-adjusted assets... $ 28,692  $ 24,845    $ 7,443      $ 6,983      $11,164    $10,475
Total capital to risk-adjusted assets....   31,038    27,048     14,886       13,966       18,607     17,458
Tier I capital to total average assets
 less goodwill...........................   28,692    24,845    $13,830      $17,871      $17,287    $17,871

Risk-adjusted assets.....................  180,809   170,089
Risk-adjusted off-balance sheet items....    5,261     4,489
Average assets for Leverage ratio........ $345,738  $357,410

Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items...................................    15.4%     14.2%       4.0%         4.0%         6.0%       6.0%

Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items.................    16.7      15.5        8.0          8.0         10.0       10.0

Tier I capital as a percentage of total
 average assets less goodwill............     8.3%      7.0%       4.0%         5.0%         5.0%       5.0%

The Company exceeded all relevant regulatory capital measurements at December 31,
1996, and was considered "well capitalized." Regulatory agencies define institutions not under a written directive to maintain certain capital levels as "well capitalized" if they exceed the following: a Tier I risk-based ratio of at least 6.0 percent, a total risk-based ratio of at least 10.0 percent, and a Leverage ratio, defined as Tier I capital to total average assets less goodwill, of at least 5.0 percent. The Company showed marked improvement in its capital level as evidenced by its improved Leverage ratio. Such ratio was 8.3 percent at December 31, 1996, compared to 7.0 percent at December 31, 1995.

The significance of maintaining a "well capitalized" regulatory classification became increasingly important as a result of the deregulation provisions in the Bank Insurance Fund ("BIF")/Savings Association Insurance Fund ("SAIF") legislation enacted September 30, 1996. The Federal Reserve Board's adoption of regulations under such legislation made it easier for bank holding companies having such classification to engage in certain nonbanking activities. Under the new rules, bank holding companies are: (I) allowed to begin offering securities sales, trust services, leasing, loan servicing, management consulting, data processing, and futures commission merchant activities without prior regulatory approval; (II) no longer subject to application requirements to acquire businesses that already offer the aforementioned services; and (III) able to enter an activity other than those services listed above. The only requirement set forth in the rule is that the bank holding company notify the regulators of its intent within a certain time frame.

As part of the Company's overall strategic plan, management developed a capital plan during 1996. The plan addressed: (I) the current and expected capital requirements of the Company, including the maintenance of capital ratios well in excess of minimum regulatory guidelines; (II) the market value of the Company's securities and the resulting effect on the Company's capital; (III) any planned growth in the Company's assets; (IV) the Company's anticipated level of net earnings, taking into account the
Company's projected asset/liability position and exposure to changes in market interest rates; and (V) the source and timing of additional funds to fulfill future capital requirements. The submitted plan covered the period from July 1, 1996, to
June 30, 1999, taking into account the market value of the Company's securities and the resulting effect on its capital position under four different interest rate scenarios. Also included in the plan were contingency strategies that could be followed in the event the Company's ratios did fall below regulatory guidelines. Such strategies, which the Company considers proprietary in nature, include capital generation techniques.

The Federal Reserve Board issued a final rule revising risk-based capital standards to implement section 305 of the Federal Deposit Insurance Corporation Improvement Act of 1991 regarding interest rate risk ("IRR"). Such ruling went into effect on September 1, 1995. This allows regulatory agencies to consider the potential negative effects that changes in interest rates may have on the economic value of a company's capital when determining its economic needs. This amendment created a standardized supervisory measurement system model that will measure the risk of banks not exempt from reporting additional information on their IRR exposure. In addition, banks are encouraged to report the results of their internal IRR systems.

The regulatory agencies will consider both a rising and falling rate scenario based on a 200 basis point parallel change in market interest rates for all maturities when measuring a bank's IRR exposure level for adequacy. Such scenarios may be modified based on current and historical interest rate levels and volatilities as well as other relevant market and supervisory considerations. For model purposes, banks need to report assets, liabilities and off-balance sheet item maturities for various time intervals. The appropriate time interval is determined by using guidelines set forth by the regulatory agencies. Once the bank's assets, liabilities and off-balance sheet items have been classified into the appropriate time intervals, they are multiplied by IRR risk weights. The result is the bank's IRR exposure. The risk weights are designed to approximate the percentage change in the value of the reported position that would result from a 200 basis point instantaneous and uniform movement in market interest rates. Banks having fixed-rate residential mortgages exceeding 20.0 percent of total assets or adjustable-rate residential mortgage holdings exceeding 10.0 percent of total assets must provide additional disclosures to the agencies.

Upon review of the supervisory model and the bank's internal model, examiners will determine the amount of capital needed to be held by the bank should such bank have high levels of measured exposure or weak management systems. This determination as well as the examiners' overall IRR conclusions will be discussed with management at the end of the bank's examination. During interim periods, the agencies will use the model to monitor a bank's IRR exposure changes, making decisions as to supervisory actions when warranted. Based on the results of the Company's internal IRR system, it is management's opinion that the Company was adequately capitalized at December 31, 1996.

REVIEW OF FINANCIAL PERFORMANCE:

The Company earned the highest net income in its existence totaling $4,200 or $1.91 per share in 1996.  This achievement becomes more impressive considering that such
earnings level was solely attributable to income from normal operations. The Company's previous high earnings of $4,150 or $1.89 per share recorded in 1993 included $1,558 of nonrecurring net investment securities gains and trading account profits.  Net income, excluding the effects of such nonrecurring gains and losses,
would have totaled $3,431 or $1.56 per share in 1993, as compared to $4,238 or $1.93 per share in 1996. Additionally, the 1996 net income significantly surpasses the comparable 1995 level, adjusted for the effects of net investment securities losses of $4,393 from the reconstitution of the investment portfolio.

The Company's return on assets and return on equity ratios were 1.21 percent and
14.57 percent, respectively, in 1996. For the Company's peer group, such ratios were
1.31 percent and 12.96 percent, respectively. The Company's record earnings for 1996 were primarily attributable to higher net interest income and noninterest income combined with improved noninterest expense levels. Net interest income on a tax equivalent basis increased $476 from $12,215 in 1995 to $12,691 in 1996. This increase was primarily due to an increase in loan volumes and the Company's controlling of funds cost. Since the second quarter of 1995 when the Company instituted its plan to become a more traditional banking institution, it has been successful in improving the Company's financial position as loans comprised 69.1 percent of earning assets at December 31, 1996, as compared to 57.4 percent at June
30, 1995.  The Company was also successful in reducing its cost of funds from
4.86
percent in 1995 to 4.69 percent in 1996. Improvements in liquidity allowed the Company to be more stringent in controlling funds cost. The Company's cost of funds increased from 4.71 percent during the first quarter of 1995 to 4.88 percent during the fourth quarter. Compared to the same periods of 1996, these costs were 4.74 percent and 4.69 percent, respectively. This was no small achievement as general market rates on U.S. Treasury securities went up during 1996. Yields on one-and five-year U.S. Treasury instruments averaged 5.12 percent and 5.58 percent, respectively, in the first quarter of 1996 and 5.48 percent and 6.10 percent, respectively, in the fourth quarter of 1996.

For the year-ended December 31, 1996, the Company's provision for loan losses declined $135 to $300. Such decline came as the Company chose to reduce its provision from $70 per month to $25 per month at the beginning of the second quarter of 1995. This decision came in response to the Company reaching a loan loss reserve level believed by management to be adequate to absorb future charge-offs.

The Company also had a dramatic rise in noninterest income in 1996 as compared to
1995. The majority of such increase was attributable to a reduction in securities losses from $4,393 for the year-ended December 31, 1995, to $58 for the same period of 1996. The loss in 1995 came primarily during the second and third quarters as a result of management's decision to reconstitute the investment portfolio in working toward its goal of becoming a more traditional community bank.

Noninterest expense for the Company showed a marked improvement over 1995 levels.
Such expenses declined $811 from $8,194 for the year-ended December 31, 1995, to $7,383 for the same period of 1996. The Company took better control of other expenses in 1996 and benefitted from its improved financial position by earning lower
Federal Deposit Insurance Corporation ("FDIC") insurance rates and reducing legal and administrative costs associated with the Memorandum of Understanding that was removed on February 16, 1996.

On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No.
128, "Earnings per Share." The objective of the SFAS is to issue a standard on earnings per share that will simplify generally accepted accounting principles in the
United States and, at the same time, will be compatible with international standards.
According to the Statement, the presentation of primary Earnings Per Share
("EPS")
currently required by Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share," would no longer be required. Basic EPS, which represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period, effectively replaces primary EPS. Diluted EPS, previously referred to as fully-diluted EPS, would be calculated in a similar manner as that prescribed by APB Opinion No. 15. SFAS No. 128 will be effective for financial statements for fiscal years ending after December 15, 1997. The Company's adoption of such Statement in 1997 is not expected to have a material effect on operating results or financial position.

On June 20, 1996, the FASB issued an Exposure Draft of a proposed SFAS,
"Reporting
Comprehensive Income." The proposed Statement, expected to be adopted as a final
SFAS during the second quarter of 1997, would be effective for fiscal years beginning after December 15, 1996, with earlier application permitted. Such Statement would establish standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements and does not address matters of recognition and measurement. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The purpose of reporting comprehensive income is to report a measure of overall enterprise performance by displaying all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Such Statement will affect an enterprise's display of earnings per share on the face of the Statement of
Financial Performance by requiring single or dual presentation of comprehensive income per share based on its capital structure. Aside from a change in presentation, the issuance of the final SFAS is not expected to have an effect on the Company's operating results or financial position.

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

Net interest income on a tax equivalent basis rose to $12,691 in 1996, an increase of
$476 or 3.9 percent, compared to 1995. Such increase was due almost entirely to the
Company's improved net interest margin.  The Company's 1996 net interest margin was
3.79 percent.  This marked a 31 basis point increase over the 3.48 percent margin
recorded in 1995. The combination of an improved yield on earning assets and a lower cost associated with interest-bearing deposits accounted for the improvement.
In
1996, the Company experienced an increase of 10 basis points in its yield on earning assets as such rate was 7.85 percent for the year-ended December 31, 1996, as compared to 7.75 percent for the year-ended December 31, 1995. Additionally, the
Company's cost of funds declined 17 basis points to 4.69 percent for the year-ended
December 31, 1996, from 4.86 percent for the same period of 1995.  These changes
accounted for the $462 positive rate variance recorded for 1996.   Such
favorable
results were by-products of implementing transitional asset/liability strategies.
The Company also reaped the rewards of its improved liquidity position in 1996 as it was not pressured into aggressively competing for funds nor was it reliant on high-cost borrowings to fund loan demand. Management expects an increase in the Company's net interest margin based on the higher average volume of loans. However, such increase may be partially offset by increases in funds cost as a result of more intense competition and increases in general market rates. In addition, management is aware, that higher levels of impaired loans may result if local unemployment conditions deteriorate thus diluting such positive influence.

Reductions in the volumes of interest-bearing liabilities in excess of average earning assets resulted in a positive influence of $14 on net interest income. Total average earning assets decreased $16.7 million to $334.5 million in 1996 while average interest-bearing liabilities decreased $19.4 million to $289.1 million in
1996. The Company experienced an 18.1 percent decrease in its volume of average investments from $134.5 million to $110.2 million in 1995 and 1996, respectively.
This reduction was a direct result of management changing its earning asset preference. Such decrease was responsible for $1,535 of the reduction in interest income as a result of volume changes.  Partially offsetting this decline was a
9.6
percent increase in average loan volumes to $218.8 million in 1996 from $199.7 million in 1995. This accounted for a $1,249 positive influence on income due to volume changes. The other major contributor to the unfavorable volume variance in interest income was the reduced average volume of federal funds sold in 1996. Such decline accounted for a $689 reduction in interest income. Average federal funds sold decreased $11.5 million during 1996 as management used proceeds from the sales of securities to fund the increased loan demand and to retire a long-term note held with the FHLB-Pgh. The favorable volume variance of $998 in interest expense offset the unfavorable volume variance of $984 in interest income. Lower average volumes of short-term borrowings were the primary contributor to such variance. Average short-term borrowing volumes fell from $9.9 million in 1995 to $51 in 1996 as the Company, through its success in reconstituting the investment portfolio, eliminated its need for borrowings to fund asset growth.

Management analyzes interest income and interest expense by segregating rate and volume components of earning assets and interest-bearing liabilities. The following table demonstrates the impact changes in the interest rates earned and paid on assets and liabilities, along with changes in the volume of earning assets and interest-bearing liabilities, have on net interest income. Earning assets averages include nonaccrual loans. Investment averages include available for sale securities at amortized cost. Investment securities and loans are adjusted to a tax equivalent basis using a 34.0 percent tax rate. The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                          1996 VS. 1995                 1995 VS. 1994
                                                  ----------------------------   ---------------------------
                                                       INCREASE (DECREASE)           INCREASE (DECREASE)
                                                         ATTRIBUTABLE TO               ATTRIBUTABLE TO
                                                  ----------------------------   ---------------------------
                                                    TOTAL                         TOTAL
                                                    CHANGE     RATE     VOLUME    CHANGE     RATE     VOLUME
                                                  --------     ----     ------    ------     ----     ------
Interest income:
Loans:
  Taxable......................................... $ 1,206    $ (19)   $ 1,225   $ 1,477   $  638    $   839
  Tax-exempt......................................     106       82         24        92       16         76
Investments:
  Taxable.........................................  (2,767)     (35)    (2,732)   (1,037)     305     (1,342)
  Tax-exempt......................................   1,187      (10)     1,197         1      (14)        15
Interest-bearing deposits with banks..............      (9)                 (9)       (8)      (1)        (7)
Federal funds sold................................    (691)      (2)      (689)      982        5        977
                                                   -------    -----    -------   -------   ------    -------
    Total interest income.........................    (968)      16       (984)    1,507      949        558
                                                   -------    -----    -------   -------   ------    -------


Interest expense:
Money market accounts.............................    (229)    (110)      (119)      (34)      37        (71)
NOW accounts......................................      32        9         23         8                   8
Savings accounts..................................    (320)    (172)      (148)     (266)      97       (363)
Time deposits less than $100......................       2      (62)        64     2,018    1,202        816
Time deposits $100 or more........................    (124)     (31)       (93)      218       18        200
Short-term borrowings.............................    (674)     (60)      (614)      132      198        (66)
Long-term debt....................................    (131)     (20)      (111)      (24)      (8)       (16)
                                                   -------    -----    -------   -------   ------    -------
    Total interest expense........................  (1,444)    (446)      (998)    2,052    1,544        508
                                                   -------    -----    -------   -------   ------    -------
    Net interest income........................... $   476    $ 462    $    14   $  (545)  $ (595)   $    50
                                                   =======    =====    =======   =======   ======    =======
























SUMMARY OF NET INTEREST INCOME

                                                           1996                            1995
                                               ----------------------------    ----------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                               --------  --------  --------    --------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $213,071   $18,444      8.66%   $195,047   $17,238      8.84%
  Tax-exempt..................................    5,724       470      8.21       4,649       364      7.83
Investments:
  Taxable.....................................   74,233     4,022      5.42     113,675     6,789      5.97
  Tax-exempt..................................   35,923     3,005      8.37      20,775     1,818      8.75
Interest-bearing deposits with banks..........                                       90         9     10.00
Federal funds sold............................    5,508       300      5.45      16,980       991      5.84
                                               --------   -------              --------   -------
    Total earning assets......................  334,459    26,241      7.85%    351,216    27,209      7.75%
Less: allowance for loan losses...............    4,014                           3,816
Other assets..................................   16,834                          11,770
                                               --------                        --------
    Total assets.............................. $347,279                        $359,170
                                               ========                        ========



LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 18,144       529      2.92%   $ 21,869       758      3.47%
NOW accounts..................................   16,661       337      2.02      15,550       305      1.96
Savings accounts..............................   67,144     2,016      3.00      71,911     2,336      3.25
Time deposits less than $100..................  157,271     8,925      5.67     155,183     8,923      5.75
Time deposits $100 or more....................   27,755     1,647      5.93      29,336     1,771      6.04
Short-term borrowings.........................       51         3      5.88       9,935       677      6.82
Long-term debt................................    2,122        93      4.38       4,715       224      4.75
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  289,148    13,550      4.69%    308,499    14,994      4.86%
Noninterest-bearing deposits..................   26,329                          24,090
Other liabilities.............................    2,968                             547
Stockholders' equity..........................   28,834                          26,034
                                               --------   -------              --------   -------
    Total liabilities and stockholders' equity $347,279    13,550              $359,170    14,994
                                               ========   -------              ========   -------
    Net interest/income spread................            $12,691      3.16%              $12,215      2.89%
                                                          =======                         =======
    Net interest margin.......................                         3.79%                           3.48%
Tax equivalent adjustments:
Loans.........................................            $   160                         $   124
Investments...................................              1,022                             618
                                                          -------                         -------
    Total adjustments.........................            $ 1,182                         $   742
                                                          =======                         =======






















Note:        Average balance was calculated using average daily balances and includes nonaccrual loans.  Available for sale securities, included in investment securities, are stated at amortized cost with the related unrealized holding gain of $337 in 1996 and unrealized holding loss of $1,272 and $4,217 in 1995 and 1994, respectively, included in other assets.  Tax equivalent adjustment was calculated using the
             prevailing statutory rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME (CONTINUED)


                                                           1994                            1993
                                              -----------------------------    ----------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                               --------  --------  --------    --------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $185,318   $15,761      8.50%   $172,416   $15,748      9.13%
  Tax-exempt..................................    3,657       272      7.44       2,343       226      9.65
Investments:
  Taxable.....................................  136,386     7,826      5.74     113,380     6,962      6.14
  Tax-exempt..................................   20,609     1,817      8.82      16,841     1,588      9.43
Interest-bearing deposits with banks..........      190        18      9.47       2,255        79      3.50
Federal funds sold............................      194         8      4.12       3,281       108      3.29
                                               --------   -------              --------   -------
    Total earning assets......................  346,354    25,702      7.42%    310,516    24,711      7.96%
Less: allowance for loan losses...............    3,540                           2,886
Other assets..................................    7,586                          11,784
                                               --------                        --------
    Total assets.............................. $350,400                        $319,414
                                               ========                        ========



LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 23,955       792      3.31%   $ 22,267       726      3.26%
NOW accounts..................................   15,151       297      1.96      14,406       338      2.35
Savings accounts..............................   83,142     2,602      3.13      73,400     2,450      3.34
Time deposits less than $100..................  139,641     6,905      4.94     131,572     6,925      5.26
Time deposits $100 or more....................   25,995     1,553      5.97      25,960     1,304      5.02
Short-term borrowings.........................   11,186       545      4.87       1,005        33      3.28
Long-term debt................................    5,050       248      4.91       3,866       224      5.79
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  304,120    12,942      4.26%    272,476    12,000      4.40%
Noninterest-bearing deposits..................   21,849                          19,657
Other liabilities.............................    1,120                           4,104
Stockholders' equity..........................   23,311                          23,177
                                               --------   -------              --------   -------
    Total liabilities and stockholders' equity $350,400    12,942              $319,414    12,000
                                               ========   -------              ========   -------
    Net interest/income spread................            $12,760      3.16%              $12,711      3.56%
                                                          =======                         =======
    Net interest margin.......................                         3.68%                           4.09%
Tax equivalent adjustments:
Loans.........................................            $    93                         $    77
Investments...................................                618                             540
                                                          -------                         -------
    Total adjustments.........................            $   711                         $   617
                                                          =======                         =======



















SUMMARY OF NET INTEREST INCOME (CONTINUED)


                                                           1992
                                              -----------------------------
                                                         INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE
                                               --------  --------  --------
ASSETS:
Earning assets:
Loans:
 Taxable...................................... $157,674   $15,573      9.88%
  Tax-exempt..................................    5,169       456      8.82
Investments:
  Taxable.....................................   96,964     7,181      7.41
  Tax-exempt..................................   10,581     1,021      9.65
Interest-bearing deposits with banks..........      694        39      5.62
Federal funds sold............................    7,936       254      3.20
                                               --------   -------
    Total earning assets......................  279,018    24,524      8.79%
Less: allowance for loan losses...............    2,114
Other assets..................................   15,399
                                               --------
    Total assets.............................. $292,303
                                               ========



LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 22,819       876      3.84%
NOW accounts..................................   13,742       462      3.36
Savings accounts..............................   56,288     2,369      4.21
Time deposits less than $100..................  130,753     8,088      6.19
Time deposits $100 or more....................   25,956     1,586      6.11
Short-term borrowings.........................      797        24      3.00
Long-term debt................................    1,817       109      6.00
                                               --------   -------
    Total interest-bearing liabilities........  252,172    13,514      5.36%
Noninterest-bearing deposits..................   18,657
Other liabilities.............................    1,513
Stockholders' equity..........................   19,961
                                               --------   -------
    Total liabilities and stockholders' equity $292,303    13,514
                                               ========   -------
    Net interest/income spread................            $11,010      3.43%
                                                          =======
    Net interest margin.......................                         3.95%
Tax equivalent adjustments:
Loans.........................................            $   155
Investments...................................                347
                                                          -------
    Total adjustments.........................            $   502
                                                          =======


























PROVISION FOR LOAN LOSSES:

Provision for loan losses for the nation's top 50 banks increased 34.6 percent in
1996 to $10.5 billion.  Such increase came in response to a rise in net charge-offs
for the year of 29.1 percent to $11.1 billion, which pushed net charge-offs as a percentage of average loans outstanding for such institutions to 0.63 percent in 1996 from 0.54 percent in 1995.  Bankruptcies, delinquencies and charge-offs primarily
from revolving consumer credit increased in 1996. Even after taking higher provisions, net charge-offs still outdistanced the provision for the year by $600.0 million, resulting in a 1.0 percent reduction in the allowance for loan losses account. Charge-off ratios may continue to climb in 1997 as credit card charge-offs continue to increase and recoveries decline. This occurrence, coupled with a quicker pace of loan growth, may prompt the banking industry to take greater loan loss provisions in 1997.

The Company makes provisions for loan losses through evaluating the adequacy of its allowance for loan losses account. In making its decision management considers such factors as previous loan experience, overall loan portfolio characteristics, prevailing economic conditions and other relevant factors. Based on its most current valuation, management believes that the allowance is adequate to absorb any known and inherent losses in the portfolio.

Contrary to the stance taken by the banking industry, the Company reduced its provision for loan losses by $135 to $300 in 1996 from the $435 taken in 1995. Management believes that maintaining a standard monthly charge to operations in the form of a provision is warranted, despite maintaining an adequate allowance account, as nonperforming asset levels have risen and loan demand has increased. If the strong loan demand of 1996 continues or nonperforming asset levels deteriorate, management will consider adjusting the monthly provision amount for 1997.

NONINTEREST INCOME:

The Company reported noninterest income of $1,387 for the year-ended
December 31,
1996, as compared to a loss of $3,196 for the same period of 1995. The $4,583 turnaround primarily resulted from reporting net losses on investment securities of
$58 in 1996 compared to net losses of $4,393 in 1995. Such losses in 1995 were the result of completing the reconstitution of the investment portfolio during the second and third quarters. The net investment securities losses of $58 for 1996 resulted from the disposition of four variable-rate CMOs with a carrying value of $1,487. Such dispositions resulted from a decision by the Investment Committee based on a reassessment of their appropriateness with respect to structure, composition and characteristics in line with investment goals.


Service charges, fees and commissions increased $248 or 20.7 percent from $1,197 for the year-ended December 31, 1995, to $1,445 for the same period of 1996. The primary reason for such increase stemmed from management's decision, effective
April 1, 1996,
to adjust general service charges on deposit accounts. Management expects noninterest income to increase based upon increased opportunities from service charges and commissions on nonbank activities upon legislative changes.

NONINTEREST EXPENSE:

Generally, noninterest expense includes the costs of providing salaries and necessary employee benefits, maintaining facilities and general operating costs such as insurances, supplies, advertising, data processing, taxes and other related expenses.
Several of these costs and expenses are variable while others are fixed. Management uses budgets and other related strategies in an effort to control variable expenses.

Noninterest expense totaled $7,383 in 1996, a decrease of $811, or 9.9 percent, compared to 1995. The Company had a net overhead expense to average assets ratio of
1.7 percent, an improvement over the 1.9 percent recorded in 1995.  In relation to
the peer group ratio of 2.7 percent, the Company continues to demonstrate a greater efficiency level.  Productivity is also measured by the operating efficiency ratio.
Such ratio is defined as noninterest expense, excluding other real estate expense, as a percentage of net interest income and noninterest income less nonrecurring gains
and losses. The Company's operating efficiency ratio showed an improvement from 64.1 percent at December 31, 1995, to 56.4 percent at December 31, 1996. Reduced levels of noninterest expense coupled with the increase in net interest income and service charges, fees and commissions were responsible for the positive change in such ratio.

The Company's salaries and benefits expense composed 51.6 percent of noninterest expense and totaled $3,808 in 1996, a $220 or a 5.5 percent decrease compared to 1995. The majority of such decrease was attributable to the Company's Board of Directors exercising its termination option of the former President and Chief Executive Officer's written employment agreement during the second quarter of 1995.
The cost of exercising such agreement approximated $207. The Company had a defined compensation plan for certain senior management employees that it discontinued during the third quarter of 1996. Costs for such plan were recognized monthly in salaries and benefits expense on an accrual basis. The Company had no recognition of gain or loss from the discontinuance of such plan.

Net occupancy and equipment expense aggregated $1,213 for the year-ended December 31,
1996, similar to the amount recorded for the same period last year. Such expenses, as well as other noninterest expenses, are expected to increase slightly for 1997 as the Company introduced a document imaging system during the fourth quarter of 1996.
The system will eliminate the requirement of returning cancelled checks to customers by replacing them with computer-generated facsimiles. Such technology will enhance the Company's effectiveness and efficiency in serving customers and will reduce ongoing operating costs. The Company has no pending material commitment for capital expenditures other than those incurred in the normal course of business.

Other expenses totaled $2,362 in 1996, a decrease of $582 or 19.8 percent compared to the $2,944 recorded in 1995. Such decline was due in large part to a reduction in
FDIC premiums paid by the Company in 1996. Under the new structure approved by the
FDIC Board of Directors on November 14, 1995, and put into effect on January 1, 1996, the Company was assessed the $2 minimum annual FDIC insurance payment for 1996 based on its current risk characteristic. As a product of maintaining this rating, the
Company's FDIC insurance expense decreased $369 for 1996 from $417 in 1995 to $48 in 1996.

At the end of the third quarter of 1996, the President signed into law the Deposit
Insurance Funds Act of 1996. This law included the FDIC approval of a one-time special assessment that SAIF members were required to pay to recapitalize the fund.
The assessment brought the SAIF to a level of $1.25 for every one hundred dollars in insured deposits. This one-time assessment had no effect on the Company's noninterest expenses as it had no such deposits. Also under the new law, effective
January 1, 1997, SAIF members will recapitalize the thrift insurance fund through the assessment, and the measure anticipates that the insurance funds will eventually be merged. As a final component of this new law, BIF-insured institutions will be responsible for part of the $780.0 million annual Finance Corporation ("FICO") interest payments. For the three-year period from January 1, 1997, through December
31, 1999, the BIF assessment rate for FICO will be one-fifth of the SAIF rate. The assessment rate for the first semiannual period of 1997 was set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. The rates may be adjusted quarterly to reflect changes in the assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the merger of the two funds occurs or until January 1, 2000, whichever occurs first. The Company estimates an increase of $39 in FDIC insurance premiums for 1997 based on the provisions of this law.









The following table sets forth the major components of noninterest expense for the past five years:

NONINTEREST EXPENSE

YEAR ENDED DECEMBER 31                                               1996     1995     1994     1993     1992
-------------------------------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes........................................ $3,251   $3,429   $3,022   $2,585   $2,432
Employee benefits.................................................    557      599      760      746      614
                                                                   ------   ------   ------   ------   ------
  Salaries and employee benefits expense..........................  3,808    4,028    3,782    3,331    3,046
                                                                   ------   ------   ------   ------   ------

Net occupancy and equipment expense:
Net occupancy expense.............................................    602      684      784      680      579
Equipment expense.................................................    611      538      465      654      781
                                                                   ------   ------   ------   ------   ------
  Net occupancy and equipment expense.............................  1,213    1,222    1,249    1,334    1,360
                                                                   ------   ------   ------   ------   ------

Other expenses:
Marketing expense.................................................    242      281      201      211      177
Other taxes.......................................................    218      200      191      127      199
Stationery and supplies...........................................    226      250      262      338      337
Contractual services..............................................    871      879      727      597      682
Insurance including FDIC assessment...............................     84      480      717      807      630
Other.............................................................    721      854      820    1,107      821
                                                                   ------   ------   ------   ------   ------
  Other expenses..................................................  2,362    2,944    2,918    3,187    2,846
                                                                   ------   ------   ------   ------   ------
    Total noninterest expense..................................... $7,383   $8,194   $7,949   $7,852   $7,252
                                                                   ======   ======   ======   ======   ======


INCOME TAXES:

The Company reported tax expense of $1,013 in 1996 compared to a tax benefit of $552 in 1995. The effective tax rate for 1996 at 19.4 percent was the lowest rate recorded for any year with taxable income. Such rate was significantly better than the effective tax rate of the peer group at 25.0 percent during the comparable period. Management increased emphasis on acquiring tax-exempt loans and investments and utilized investment tax credits to effectuate the favorable tax rate. The tax benefit reported in 1995 was 156.8 percent of the loss before tax and above the marginal tax rate due to the effect of tax-exempt income. The Company was able to utilize the tax benefit because of taxable income in previous years and expectations of the future realization of the benefit. Management expects the Company's effective tax rate for 1997 to remain near the 1996 level for the same reasons given for the previous year. The Company's investment in a limited partnership interest in a residential housing program designed for the elderly and for low- to moderate-income families provided it with tax credits of $160 in 1996. The aggregate amount of tax credits available from such project that will be recognized over ten years ending 2003 is $895.

The Company has determined that it is not required to establish a valuation reserve for the deferred tax assets since it is more likely than not that the net deferred tax assets could be principally realized through carryback to taxable income in prior years and by future reversals of existing taxable temporary differences or, to a lesser extent, through future taxable income. The Company reviews the tax criteria related to the recognition of deferred tax assets on a quarterly basis.



COMM BANCORP, INC.
INDEPENDENT AUDITORS' REPORT



Board of Directors
 and Stockholders
Comm Bancorp, Inc.
Forest City, Pennsylvania


We have audited the accompanying consolidated balance sheets of Comm Bancorp, Inc.
and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comm Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1996, in conformity with generally accepted accounting principles.




February 6, 1997


/s/Kronick Kalada Berdy & Co.
KRONICK KALADA BERDY & CO., P.C.
Kingston, Pennsylvania


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Year Ended December 31                                                            1996       1995       1994
------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable................................................................... $  18,444    $17,238    $15,761
  Tax-exempt................................................................       310        240        179
Interest on investment securities held to maturity:
  Taxable...................................................................                3,830      4,134
  Tax-exempt................................................................                  895      1,199
Interest and dividends on investment securities available for sale:
  Taxable...................................................................     3,914      2,839      3,518
  Tax-exempt................................................................     1,983        305
  Dividends.................................................................       108        120         79
Interest on trading account securities......................................                              95
Interest on deposits with banks.............................................                    9         18
Interest on federal funds sold..............................................       300        991          8
                                                                             ---------    -------    -------
    Total interest income...................................................    25,059     26,467     24,991
                                                                             ---------    -------    -------

INTEREST EXPENSE:
Interest on deposits........................................................    13,454     14,093     12,149
Interest on short-term borrowings...........................................         3        677        545
Interest on long-term debt..................................................        93        224        248
                                                                             ---------    -------    -------
    Total interest expense..................................................    13,550     14,994     12,942
                                                                             ---------    -------    -------
    Net interest income.....................................................    11,509     11,473     12,049
Provision for loan losses...................................................       300        435        800
                                                                             ---------    -------    -------
    Net interest income after provision for loan losses.....................    11,209     11,038     11,249
                                                                             ---------    -------    -------

NONINTEREST INCOME:
Service charges, fees and commissions.......................................     1,445      1,197      1,166
Net investment securities gains (losses)....................................       (58)    (4,393)       495
Trading account losses......................................................                            (656)
                                                                             ---------    -------    -------
    Total noninterest income (losses).......................................     1,387     (3,196)     1,005
                                                                             ---------    -------    -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense......................................     3,808      4,028      3,782
Net occupancy and equipment expense.........................................     1,213      1,222      1,249
Other expenses..............................................................     2,362      2,944      2,918
                                                                             ---------    -------    -------
    Total noninterest expense...............................................     7,383      8,194      7,949
                                                                             ---------    -------    -------
Income (loss) before income taxes...........................................     5,213       (352)     4,305
Provision for income tax expense (benefit)..................................     1,013       (552)       980
                                                                             ---------    -------    -------
    Net income.............................................................. $   4,200    $   200    $ 3,325
                                                                             =========    =======    =======



PER SHARE DATA:
Net income.................................................................. $    1.91    $  0.09    $  1.51
Cash dividends declared..................................................... $    0.28    $  0.21    $  0.21
Average common shares....................................................... 2,200,080  2,200,080  2,200,071











See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31                                                                               1996          1995
------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks.............................................................. $  7,732      $  6,890
Interest-bearing deposits with banks.................................................                     90
Federal funds sold...................................................................    3,300        15,100
Investment securities available for sale.............................................  101,994       108,706
Loans, net of unearned income........................................................  235,803       213,835
  Less: allowance for loan losses....................................................    3,944         3,903
                                                                                      --------      --------
Net loans............................................................................  231,859       209,932
Premises and equipment, net..........................................................    3,092         3,070
Accrued interest receivable..........................................................    2,671         2,872
Other assets.........................................................................    4,164         4,288
                                                                                      --------      --------
    Total assets..................................................................... $354,812      $350,948
                                                                                      ========      ========

LIABILITIES:
Deposits:
  Noninterest-bearing................................................................ $ 26,424      $ 25,423
  Interest-bearing...................................................................  294,032       291,676
                                                                                      --------      --------
    Total deposits...................................................................  320,456       317,099
Long-term debt.......................................................................       46         3,048
Accrued interest payable.............................................................    1,758         1,761
Other liabilities....................................................................    1,296         1,145
                                                                                      --------      --------
    Total liabilities................................................................  323,556       323,053
                                                                                      --------      --------


STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding
 2,200,080 shares....................................................................      726           733
Capital surplus......................................................................    6,317         6,310
Retained earnings....................................................................   23,649        20,072
Net unrealized gain on available for sale securities.................................      564           780
                                                                                      --------      --------
    Total stockholders' equity.......................................................   31,256        27,895
                                                                                      --------      --------
    Total liabilities and stockholders' equity....................................... $354,812      $350,948
                                                                                      ========      ========




See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                NET UNREALIZED         TOTAL
                                                      COMMON  CAPITAL  RETAINED GAIN (LOSS) ON  STOCKHOLDERS'
FOR THE THREE YEARS ENDED DECEMBER 31, 1996            STOCK  SURPLUS  EARNINGS     SECURITIES        EQUITY
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993............................. $733   $6,310   $17,464                      $24,507
Net income............................................                   3,325                        3,325
Dividends declared: $0.21 per share....................                    (455)                        (455)
Net unrealized loss on securities......................                                $(4,688)       (4,688)
                                                        ----   ------   -------        -------       -------
BALANCE, DECEMBER 31, 1994.............................  733    6,310    20,334         (4,688)       22,689
Net income.............................................                     200                          200
Dividends declared: $0.21 per share....................                    (462)                        (462)
Net unrealized gain on securities:
Securities transferred to available for sale...........                                  1,249         1,249
Other..................................................                                  4,219         4,219
                                                        ----   ------   -------        -------       -------
BALANCE, DECEMBER 31, 1995.............................  733    6,310    20,072            780        27,895
Net income.............................................                   4,200                        4,200
Dividends declared: $0.28 per share....................                    (623)                        (623)
Net unrealized loss on securities......................                                   (216)         (216)
Three-for-one stock split..............................   (7)       7
                                                        ----   ------   -------        -------       -------
BALANCE, DECEMBER 31, 1996............................. $726   $6,317   $23,649        $   564       $31,256
                                                        ====   ======   =======        =======       =======







































See notes to consolidated financial statements.

 COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31                                                             1996       1995      1994
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................................... $  4,200   $    200  $  3,325
Adjustments:
  Provision for loan losses...................................................      300        435       800
  Depreciation and amortization...............................................      714        645       667
  Amortization of loan fees...................................................     (215)      (179)     (173)
  Deferred income tax benefit.................................................      (66)      (140)     (193)
  (Gains) losses on sale of investment securities available for sale..........       58      4,393      (495)
  Gains on sale of loans......................................................                 (72)
  Gains on sale of other real estate..........................................      (35)       (36)       (9)
  Changes in:
    Trading account securities................................................                           287
    Interest receivable.......................................................      201       (236)     (322)
    Other assets..............................................................       61       (783)     (173)
    Interest payable..........................................................       (3)       205       316
    Other liabilities.........................................................      203         95       (48)
                                                                               --------   --------  --------
      Net cash provided by operating activities...............................    5,418      4,527     3,982
                                                                               --------   --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities..........................    1,472     87,103    13,618
Proceeds from repayments of investment securities:
  Held to maturity............................................................               2,970    13,833
  Available for sale..........................................................   25,183      1,887     1,532
Purchases of investment securities:
  Held to maturity............................................................                (179)   (9,597)
  Available for sale..........................................................  (20,237)   (44,028)  (29,284)
Proceeds from sale of loans...................................................               5,591
Proceeds from sale of other real estate.......................................      279        457       291
Net increases in lending activities...........................................  (22,235)   (25,434)  (18,483)
Purchases of premises and equipment...........................................     (518)      (204)     (860)
                                                                               --------   --------  --------
      Net cash provided by (used in) investing activities.....................  (16,056)    28,163   (28,950)
                                                                               --------   --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts.................   (1,842)   (13,946)    4,560
  Time deposits...............................................................    5,199     14,877    14,374
  Short-term borrowings.......................................................             (15,956)    6,815
Proceeds from the issuance of long-term debt..................................                            50
Payments on long-term debt....................................................   (3,002)    (2,002)     (800)
Cash dividends paid...........................................................     (675)      (456)     (448)
                                                                               --------   --------  --------
      Net cash provided by (used in) financing activities.....................     (320)   (17,483)   24,551
                                                                               --------   --------  --------
      Net increase (decrease) in cash and cash equivalents....................  (10,958)    15,207      (417)
      Cash and cash equivalents at beginning of year..........................   21,990      6,783     7,200
                                                                               --------   --------  --------
      Cash and cash equivalents at end of year................................ $ 11,032   $ 21,990  $  6,783
                                                                               ========   ========  ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest.................................................................... $ 13,553   $ 14,789  $ 12,626
  Income taxes................................................................    1,315        114     1,511
Noncash items:
  Transfers of:
    Loans to other real estate................................................      223        636       260
    Investments from held to maturity to available for sale...................             105,799
    Investments from available for sale to held to maturity...................                        17,470
    Investments from trading account to held to maturity or available for sale                         3,676
  Change in net unrealized losses (gains) on available for sale securities.... $    216   $ (5,468) $  4,688



See notes to consolidated financial statements.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of operations:

Comm Bancorp, Inc., a bank holding company incorporated under the laws of Pennsylvania, has one wholly-owned subsidiary, Community Bank and Trust Company ("Community Bank"), through which it provides a full range of banking and related financial services to individuals and commercial customers within four counties of
Pennsylvania. Susquehanna and Wyoming counties account for the predominant portion of Comm Bancorp's business activities, with Lackawanna and Wayne counties contributing to a lesser degree. The primary product of the subsidiary is the extension of credit to finance one-to-four family residential properties. Other products include loans to customers who are small- and middle-market businesses and middle-income individuals. The subsidiary funds its loans by offering time, savings, money market and demand deposit accounts to commercial enterprises and individuals.

Comm Bancorp, Inc. and Community Bank (collectively, the "Company") are subject to regulations of certain federal and state agencies and accordingly, undergo periodic examinations from such regulatory agencies.

Basis of presentation:

The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles, Regulation S-X, Item 302 of Regulation
S-K, and reporting practices applied in the banking industry. The Company also presents herein condensed parent company only financial information regarding Comm
Bancorp, Inc. (the "Parent Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Prior period amounts are reclassified when necessary to conform with the current year's presentation.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to material change in the next year relate to the allowance for loan losses, foreclosed assets, and certain intangible assets, such as goodwill and the assumptions used to determine fair value. It is at least reasonably possible that these estimates will change within the next year.


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The allowance is maintained at a level believed adequate by management to absorb estimated potential credit losses. While historical loss experience provides a reasonable starting point in assessing the adequacy of the allowance account, management also considers a number of relevant factors that are likely to cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. Such factors include changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, loan review system, volumes of past due and impaired loans, concentrations, borrowers' financial status, collateral value, and other factors deemed relevant by management. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. The Company employs the December 21, 1993, federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loans and Lease Losses as the primary analytical tool in assessing the adequacy of the allowance account. Additionally, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance based on information available to them at the time of their examination.
Management is unaware of any such requirements based on the results of the Company's latest regulatory examination at September 30, 1996.

The valuation of real estate acquired in connection with foreclosures or in satisfaction of loans is written-down to the lower of the related loan balance or eighty percent of fair market value based upon estimates derived through independent appraisals. However, realization of sales proceeds may ultimately be higher or lower than those estimates.

Substantially all outstanding goodwill resulted from the 1993 acquisition of The First National Bank of Nicholson. However if the future benefits are not derived, estimated amortization may increase and/or a charge for impairment may be recognized.

Investment securities:

Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain
Investments in Debt and Equity Securities," requires investments to be classified and accounted for as either held to maturity, available for sale, or trading account securities based on management's intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date.



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The Company classifies debt securities as held to maturity when management has the positive intent and ability to hold such securities to maturity. Held to maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount.

Investment securities are designated as available for sale when they are to be held for indefinite periods of time as management intends to use such securities to implement asset/liability strategies or to sell them in response to changes in interest rates or resultant prepayment risk, liquidity requirements, or other circumstances identified by management. Available for sale securities are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders' equity. All marketable equity securities are accounted for at fair value. Restricted investment securities of the Federal Home Loan Bank ("FHLB-Pgh") and Federal Reserve Bank ("FRB") are carried at cost. Estimated fair values for investment securities are based on quoted market prices from a national electronic pricing service.

Management periodically evaluates each investment security to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline is judged to be other than temporary, the cost basis of the individual security is written-down to fair value with the amount of the write-down included in earnings. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums are amortized and discounts are accreted using the interest method over the contractual lives of investment securities, except for mortgage backed securities, where amortization and accretion are based on principal repayments.

Securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. Trading account securities are carried at market value. Interest on trading account securities is included in interest income. Profits or losses on trading account securities are included in noninterest income.
The Company discontinued its trading activities prior to the fourth quarter of 1994, thus eliminating its trading account classification.

Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Loans:

Loans are stated at principal amounts outstanding, net of unearned interest and net unamortized loan fees. Interest income is accrued on the principal amount outstanding, except for discounted loans, with interest recognized over the respective loan terms utilizing the effective interest method. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized over the contractual life of the related loan as an adjustment of yield.

The Company does not sell, provide servicing for others, or securitize mortgage loans. Accordingly, SFAS No. 122, "Accounting for Mortgage Servicing Rights," adopted by the Company on January 1, 1996, had no effect on operating results or financial position.

Nonperforming assets:

In accordance with the guidance set forth in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. When the measure of an impaired loan is less than the recorded investment in the loan, the impairment is recognized by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses.

Nonperforming assets consist of nonperforming loans and foreclosed assets. Accruing loans past due 90 days or more and loans impaired under SFAS Nos. 114 and 118 comprise nonperforming loans. Impaired loans consist of nonaccrual and restructured loans. A loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been placed on nonaccrual status are credited to income when received unless the collectibility of principal is in doubt, causing all collections to be applied as principal reductions.
A nonaccrual loan is not returned to performing status until such loan is current as to principal and interest and has performed with the contractual terms for a minimum of six months.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower's financial condition.
Interest income on restructured loans is recognized as earned, using the interest method. The Company had the same one restructured loan during 1996 and 1995.

Foreclosed assets are comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures. The Company includes such properties in other assets. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.
Foreclosed assets are recorded at the lower of the related loan balance or 80.0 percent of its appraised fair value at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses.
Subsequent declines in the recorded value of the property prior to its disposal and costs to maintain the assets are included in other expense. In addition, any gain or loss realized upon disposal is included in other income or expense. The historical average holding period for such properties is less than twelve months.

Allowance for loan losses:

The allowance for loan losses account is established through charges to earnings in the form of a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account and subsequent recoveries, if any, are credited to the account. Nonaccrual, restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted. Consumer loans are considered losses when they are 120 days past due, except loans that are expected to be recovered through insurance or collateral disposition proceeds. Under SFAS No. 114, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans.

Off-balance sheet financial instruments:

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under home equity and credit card arrangements, and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are exercised.




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Premises and equipment, net:

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to noninterest expense over the estimated useful lives of the assets and is computed by using the straight-line method. Useful lives of up to 45 years for premises and up to 12 years for equipment are utilized. Leasehold improvements are amortized on a straight-line basis over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Land is carried at cost. Expenditures for maintenance and repairs are expensed as incurred.
The costs of significant replacements, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in noninterest income or noninterest expense.

Long-lived and intangible assets:

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed of," establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The excess cost over the net assets acquired accounted for as a purchase, goodwill, is included in other assets and amortized on a straight-line basis over 15 years. The Company's adoption of SFAS No.
121 on January 1, 1996, had no material effect on operating results or financial position.

Employee benefit plans:

The Company has a defined contribution plan covering all employees who have completed
1,000 hours of service, attained 21 years of age and have been employed by the Company for at least one year. Contributions to the plan are determined by the Board of Directors and are based on a prescribed percentage of the annual compensation of all participants. Pension costs are accrued monthly to salaries and benefits expense with the plan being funded annually.

In addition, the Company had a defined compensation plan for certain senior management employees that it discontinued during the third quarter of 1996. Costs for such plan were recognized monthly in salaries and benefits expense on an accrual basis. The Company had no recognition of gain or loss from the discontinuance of such plan in 1996.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Trust assets:

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the
Company. Trust income is recorded on a cash basis, which is not materially different than if reported on an accrual basis.

Fair value of financial instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not such instruments are recognized on the balance sheet, for which it is practicable to
estimate that value.   In cases where quoted market prices are not available,
fair
values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets.
In
many cases, these values cannot be realized in immediate settlement of the instrument.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial. Accordingly, such assets and liabilities are excluded from disclosure requirements. For example, no benefit is recorded for the value of low cost funding subsequentially discussed. In addition, the subsidiary's trust department contributes fee income annually. Trust assets or liabilities are not considered financial instruments for this disclosure, and their values have not been incorporated into the fair value estimates. Other significant items that are not considered financial instruments include deferred tax assets, premises and equipment, foreclosed assets and certain intangibles. Accordingly, the net aggregate fair value amounts presented do not represent the underlying value of the Company. At December 31, 1996 and 1995, approximately 98.0 percent of the Company's assets and 99.6 percent of its liabilities were considered financial instruments as defined in SFAS No. 107.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:
The carrying values of cash, noninterest-bearing balances due from banks, and federal funds sold as reported on the balance sheet approximate fair value.


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Interest-bearing deposits with banks:
The carrying value of interest-bearing deposits with banks as reported on the balance sheet approximates fair value.

Investment securities:
The fair value of investment securities is based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

Loans:
For variable rate loans that reprice frequently and with no significant credit risk, fair values are based on carrying values. The fair values of all other loans are estimated using discounted cash flow analysis, using interest rates currently offered for loans with similar terms to borrowers of similar credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses determined by the loan review function or underlying collateral values, where applicable.

Accrued interest receivable:
The carrying value of accrued interest receivable as reported on the balance sheet approximates fair value.

Deposits without stated maturities:
The fair value of demand deposits, savings accounts and certain money market accounts as required by SFAS No. 107 is the amount payable on demand at the reporting date.
The fair value estimates do not include the benefit that results from such low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Deposits with stated maturities:
The carrying value of variable rate, fixed-term time deposits approximates their fair value at the reporting date. The present value of future cash flows for fixed-rate time deposits is used to estimate fair value. The discount rates used are the current rates offered for time deposits with similar maturities.

Long-term debt:
The fair value of the fixed-rate, long-term debt is estimated based on rates currently available to the Company for debt with similar terms.

Accrued interest payable:
The carrying value of accrued interest payable as reported on the balance sheet approximates fair value.




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Commitments:
The majority of the Company's commitments to extend credit, unused portions of home equity and credit card lines, and letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts and is included in net loans.

Statements of cash flows:

The statements of cash flows are presented using the indirect method. For the purpose of cash flow, cash and cash equivalents include cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the FRB and FHLB-Pgh, and federal funds sold. Federal funds sold are highly liquid investments sold for one-day periods.

Charitable contributions:

SFAS No. 116, "Accounting for Contributions Received and Contributions Made," requires that the entire amount of contributions in the form of unconditional promises to pay must be accrued and reflected as contribution expense in the year of the pledge. The measurement of the accrual required is based on the present value of future cash flows using the current market discount rate. The Company had no such commitments prior to 1996. Charitable pledges payable at December 31, 1996, calculated as required under SFAS No. 116, amounted to $13.

Advertising costs:

The Company expenses advertising costs as incurred. Advertising costs totaled $240, $280 and $201 in 1996, 1995 and 1994, respectively.

Income taxes:

The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The amount of deferred tax assets is reduced, if necessary, to the amount that, based on available evidence, will more likely than not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The Parent Company and its subsidiary file a consolidated federal income tax return.
The subsidiary provides for income taxes on a separate return basis, and remits to the Parent Company amounts determined to be currently payable.

Earnings per common share:

Earnings per common share is based on the weighted-average number of common shares outstanding during the period. Retroactive effect is given in the financial statements for a three-for-one stock split effectuated April 1, 1996, which changed the par value from $1.00 per share to $0.33 per share.

On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No.
128, "Earnings per Share." The objective of the SFAS is to issue a standard on earnings per share that will simplify generally accepted accounting principles in the
United States and, at the same time, will be compatible with international standards.
According to the Statement, the presentation of primary Earnings Per Share
("EPS")
currently required by Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share," would no longer be required. Basic EPS, which represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period, effectively replaces primary EPS. Diluted EPS, previously referred to as fully-diluted EPS, would be calculated in a similar manner as that prescribed by APB Opinion No. 15. SFAS No. 128 will be effective for financial statements for fiscal years ending after December 15, 1997. The Company's adoption of such Statement in 1997 is not expected to have a material effect on operating results or financial position.

2. CASH AND CASH EQUIVALENTS:

The Federal Reserve Act, as amended by the Monetary Control Act of 1980, requires that reserve balances on certain deposits of depository institutions be maintained at the FRB. The reserve balances were $1,194 and $1,057 at December 31, 1996 and 1995, respectively. Such reserve balances averaged $1,159 in 1996 and $1,079 in 1995. In addition, compensating balances are maintained with various correspondent banks, most of which are not required, but are used to offset specific charges for check clearing and other services. The Company maintained compensating balances with these banks of $2,308 and $2,890 at December 31, 1996 and 1995, respectively. Compensating balances for correspondent banks averaged $3,750 in 1996 and $3,124 in 1995.

3. INVESTMENT SECURITIES:

SFAS No. 115 requires an enterprise to reassess the appropriateness of its accounting and reporting classifications of debt and equity securities at each reporting date.
Accordingly, management transferred its entire held to maturity classification to available for sale at September 30, 1995. Such decision was made after reviewing a comprehensive analysis of the risk profile of its held to maturity classification and based on asset/liability management considerations. The transfer occurred for a reason other than those that would not call into question the Company's intent to hold other debt securities to maturity. The securities transferred had an amortized cost of $105,799 and a fair value of $103,906 at the date of the transfer. The Company recognized unrealized holding losses of $1,249, net of applicable income taxes of $644, in a separate component of stockholders' equity as a result of such transfer. In conjunction with its review of the analysis, management made the decision to sell certain available for sale securities at a loss after September 30,
1995, some of which were transferred from the held to maturity portfolio. The resulting loss of $2,500 on the sale was recognized in earnings in the third quarter of 1995, the period in which the decision to sell was made. The portion of such loss attributable to the securities transferred from the held to maturity portfolio was
$1,825. Prior to the aforementioned transfer, the Company did not sell or transfer any securities from its held to maturity classification.

Pursuant to SFAS No. 115, sales or transfers from the held to maturity classification for reasons other than those specified, call into question or taint an enterprise's intent to hold other debt securities to maturity. An enterprise would be subject to this tainting until such time when circumstances have changed so that management can assert with a greater degree of credibility that it now has the intent and ability to either classify security purchases as held to maturity or to transfer any securities into the held to maturity classification. The Company's transfer of held to maturity securities in 1995 occurred prior to the October 18, 1995, issuance of the FASB Special Report, "A Guide to Implementation of Statement No. 115 on Accounting for
Certain Investments in Debt and Equity Securities." Concurrent with the initial adoption of the guidance set forth in the Special Report, the FASB temporarily suspended the rule prohibiting sales or transfers from the held to maturity classification allowing enterprises a one-time opportunity during the fourth quarter of 1995 to reassess the appropriateness of the classifications of all securities without calling into question the intent of the enterprise. For enterprises that previously sold or transferred held to maturity securities for reasons that call into question their intent to hold other debt securities to maturity in the future, this one-time reassessment did not remove any existing limitations on an enterprise's use of the held to maturity classification. Accordingly, the Company did not reestablish a held to maturity classification for purchases or transfers during 1996.
3. INVESTMENT SECURITIES (CONTINUED):

Management believes it can credibly assess its intent and ability to classify purchases as held to maturity and to transfer existing securities into the held to maturity portfolio. It believes circumstances surrounding the 1995 transfer to be a one-time event as they resulted from the prior investment practices and actions that placed a significant exposure to interest rate risk on the Company. Specifically, the prior investment practices and actions included those that are referred to as unsuitable pursuant to the Board of Governors of the Federal Reserve System's ("Federal Reserve Board's") Supervisory Policy Statement on Securities Activities effective February 10, 1992, and revised April 15, 1994, and the Federal Reserve Board's Supervisory Policy Statement on Structured Notes effective September 21, 1995. The Company's investment policy, as approved by the Board of Directors on August 30, 1995, specifically prohibits any such activities, including option and derivative transactions, from occurring in the future.

The following tables set forth the amortized cost and fair value of securities classified as available for sale at December 31, 1996 and 1995:

                                            AMORTIZED  UNREALIZED  UNREALIZED      FAIR
DECEMBER 31, 1996                                COST       GAINS      LOSSES     VALUE
---------------------------------------------------------------------------------------
U.S. Treasury securities.................... $ 35,677      $   44        $102  $ 35,619
U.S. Government agencies....................   18,836           1         231    18,606
State and municipals........................   37,692         696          93    38,295
Mortgage backed securities..................    7,050          32          24     7,058
Equity securities...........................    1,884         532                 2,416
                                             --------      ------        ----  --------
  Total..................................... $101,139      $1,305        $450  $101,994
                                             ========      ======        ====  ========

                                            AMORTIZED  UNREALIZED  UNREALIZED      FAIR
DECEMBER 31, 1995                                COST       GAINS      LOSSES     VALUE
---------------------------------------------------------------------------------------
U.S. Treasury securities.................... $ 43,494      $  267        $ 10  $ 43,751
U.S. Government agencies....................   26,516          21         324    26,213
State and municipals........................   29,617         954          59    30,512
Mortgage backed securities..................    6,124          53          23     6,154
Equity securities...........................    1,774         302                 2,076
                                             --------      ------        ----  --------
  Total..................................... $107,525      $1,597        $416  $108,706
                                             ========      ======        ====  ========

Proceeds from the sales of available for sale securities amounted to $1,472, $87,103 and $13,618 in 1996, 1995 and 1994, respectively. The Company realized gross gains from securities sales of $8 in 1996, $320 in 1995 and $549 in 1994. Gross losses on securities sales of $66, $4,713 and $54 were realized in 1996, 1995 and 1994, respectively. Income tax benefits related to net realized investment securities losses of $58 in 1996 and $4,393 in 1995 were $20 and $1,494, respectively. The Company incurred income tax expenses of $168 on $495 of net investment securities gains in 1994. The net unrealized holding gain, included as a separate component of stockholders' equity, amounted to $564, net of income taxes of $291, at December 31, 1996. Such gain represents a change in the net

3. INVESTMENT SECURITIES (CONTINUED):

unrealized adjustment of $216, net of income tax benefits of $110, from December 31,
1995. The net unrealized holding gain totaled $780, net of income taxes of $401, at December 31, 1995.

The Company held collateralized mortgage obligations ("CMOs") during 1995 and
1994
deemed to be high-risk as defined in the Federal Reserve Board's Supervisory Policy
Statement on Securities Activities. High-risk CMOs are defined as any mortgage backed security that at the time of purchase, or at a subsequent testing date, meets any of the average life or interest sensitivity tests. The Company held no such securities at December 31, 1996 and 1995, as all securities determined to be high-risk CMOs and those that had the potential to become high-risk were disposed of during 1995.  Proceeds from the sale of high-risk CMOs amounted to $27,674 in
1995
and $8,611 in 1994. Gross gains on such sales of $66 and $338 were realized in 1995 and 1994, respectively. Gross losses of $1,621 were realized on the sale of Federal
Reserve Board defined high-risk CMOs in 1995. None of such Federal Reserve Board defined high-risk securities met the criteria for high-risk, nonequity CMOs as defined in Issue 2 of FASB's Emerging Issues Task Force ("EITF") Issue No. 89-4, "Accounting for a Purchased Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate." EITF Issue No. 89-4 defines high-risk, nonequity CMOs as those that have the potential for loss of a significant portion of their original investments due to changes in interest rates, prepayment rate of the assets of the
CMO structure, or earnings from temporary reinvestment of cash collected by the CMO structure but not yet distributed to the holders of its obligations.
Accordingly
management, after considering whether such securities satisfied any of the three subtests outlined above, did not discount these CMOs to the present value of estimated future cash flows at a risk-free rate to determine whether or not an other than temporary impairment existed. Management applied the guidance to each type of
CMO instrument, including those with unusual or unique terms or features, in formulating its conclusion that such securities did not meet the EITF 89-4 definition of a high-risk, nonequity CMO.

At its November 14, 1996, meeting, the FASB EITF reached a consensus on Issue No. 96-
12, "Recognition of Interest Income and Balance Sheet Classification of
Structured
Notes," requiring investors to use the retrospective interest method for recognizing income on structured notes that are classified as available for sale or held to maturity securities and that meet one or more of three specified conditions. Such conditions relate to the risk of the contractual principal amount or the original investment amount of the note, the variability of the note's return on investment, and the basis of the note's contractual maturity. Such EITF provides guidance for purposes of determining the effective yield at which income will be recognized under the retrospective interest method for qualifying structured notes. Furthermore, the EITF requires an enterprise
3. INVESTMENT SECURITIES (CONTINUED):

to determine whether an individual structured note security has experienced a decline in value below amortized costs that is other than temporary requiring a write-down of amortized cost, with the amount of the write-down included in earnings.

The Company sold the majority of its holdings of structured notes during the
1995
sale of certain available for sale securities. As a result, the carrying value of structured notes totaled $2.9 million at December 31, 1996 and 1995. After receiving a consensus opinion from external investment management consultants and review by regulatory agencies, management decided to continue to hold three structured notes having maturities of less than three years at December 31, 1995. Specifically, such securities include a dual-index floater, a delevered floater, and a multi-step bond.
Each has a carrying value of approximately $1.0 million. The delevered floater and multi-step bond are not within the scope of EITF Issue No. 96-12 as their coupon rates move in the same direction as market-based interest rates. However, the coupon rate on the dual-index floater is determined by the spread between two different indices that will not necessarily move in the general direction of a specific interest rate or index causing such instrument to be within the scope of EITF Issue
No. 96-12. Management considered the guidance in accounting for the interest income of such security and determined it was not significantly different than the method used.

Investment securities with an amortized cost of $35,099 and $33,997 at December 31,
1996 and 1995, respectively, were pledged to secure deposits, to qualify for fiduciary powers, and for other purposes required or permitted by law. The fair value of such securities was $34,968 and $34,050 at December 31, 1996 and 1995, respectively.

The following table sets forth the maturity distribution of the amortized cost, fair value and weighted-average tax equivalent yield of the available for sale portfolio at December 31, 1996. The weighted-average yield based on amortized cost has been computed for state and municipals on a tax equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage backed securities, CMOs and equity securities. Mortgage backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten years maturity distribution.
Expected maturities will differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.




3. INVESTMENT SECURITIES (CONTINUED):

                                                AFTER ONE       AFTER FIVE
                                  WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                 ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS         TOTAL
DECEMBER 31, 1996             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities.... $15,034   5.62% $20,643   5.71%                                 $ 35,677   5.67%
U.S. Government agencies....   8,390   4.64   10,446   4.80                                    18,836   4.73
State and municipals........   1,130   5.36    3,903   6.51   $6,150   8.50% $26,509   7.96%   37,692   7.82
Mortgage backed securities..     923   6.76    5,841   6.35      286   6.26                     7,050   6.40
Equity securities...........                                                   1,884   5.78     1,884   5.78
                             -------         -------          ------         -------         --------
  Total..................... $25,477   5.33% $40,833   5.65%  $6,436   8.40% $28,393   7.82% $101,139   6.35%
                             =======         =======          ======         =======         ========

Fair value:
U.S. Treasury securities.... $15,020         $20,599                                         $ 35,619
U.S. Government agencies....   8,324          10,282                                           18,606
State and municipals........   1,131           3,918          $6,404         $26,842           38,295
Mortgage backed securities..     929           5,891             238                            7,058
Equity securities...........                                                   2,416            2,416
                             -------         -------          ------         -------         --------
  Total..................... $25,404         $40,690          $6,642         $29,258         $101,994
                             =======         =======          ======         =======         ========

SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of
Financial Instruments," established disclosures concerning derivatives and other financial instruments. Derivatives are instruments used to construct a transaction derived from and reflecting the underlying value of assets, other instruments or various indices. The main purpose of derivatives is to transfer price risk associated with the fluctuations in asset values as opposed to borrowing or lending funds. Because SFAS No. 119 excludes mortgage backed securities from its definition of derivative financial instruments, the Company's involvement was limited to its writing of covered option contracts on U.S. Treasury securities, which were subsequently exercised or expired. Such options were used to limit the
Company's exposure to market fluctuations on investment securities and were not used for trading purposes. The writing of an option effectively limits the Company's ability to hold the underlying security beyond the short-term, which necessitates the transfer of such assets to the trading account classification. The Company recognized gross gains of $24 and gross losses of $110 in 1994 as a result of transferring securities from the available for sale classification into the trading account. The Company did not recognize any such gains or losses in 1996 and 1995 as a result of the discontinuance of writing option contracts prior to the fourth quarter of 1994. Furthermore, the revised investment policy adopted in 1995 prohibits future option and trading activities.

Except for U.S. Treasury securities and U.S. Government agencies, there were no securities of any individual issuer that exceeded 10.0 percent of the Company's stockholders' equity at December 31, 1996 and 1995. All of the investment securities in the Company's portfolio are considered "investment grade," receiving a rating of "Baa" or higher from Moody's or "BBB" or higher from
Standard and Poor's rating services, except for $2,416 of tax-exempt obligations of local municipalities, at December 31, 1996.


4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES:

The following table sets forth the composition of the loan portfolio, net of unearned interest of $2,318 and $2,682 and net unamortized loan fees of $925 and $801 at December 31, 1996 and 1995, respectively:

DECEMBER 31                                                            1996        1995
---------------------------------------------------------------------------------------
Commercial, financial and other................................... $ 31,744    $ 41,593
Real estate:
  Construction....................................................    3,698       1,014
  Mortgage........................................................  179,134     151,926
Consumer, net.....................................................   21,227      19,302
                                                                   --------    --------
    Total......................................................... $235,803    $213,835
                                                                   ========    ========

Loans with fixed interest rates totaled $188,468 and $172,480, while loans with variable interest rates totaled $47,335 and $41,355 at December 31, 1996 and 1995, respectively.

The following table sets forth maturity information of the loan portfolio by major category at December 31, 1996:

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
DECEMBER 31, 1996                    ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and other...... $13,586        $ 9,428       $  8,730    $ 31,744
Real estate:
  Construction.......................   3,698                                     3,698
  Mortgage...........................   5,295         21,713        152,126     179,134
Consumer, net........................   2,720         11,788          6,719      21,227
                                      -------        -------       --------    --------
    Total............................ $25,299        $42,929       $167,575    $235,803
                                      =======        =======       ========    ========

Loans outstanding to directors, executive officers, principal stockholders, or to any of their associates, that are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, totaled $5,006 at
December 31, 1996, and $3,157 at December 31, 1995. Originations totaled $4,037 while repayments totaled $2,188 for such loans during 1996. At
December 31, 1996 and
1995, none of such loans were classified as nonaccrual, past due, restructured or potential problem loans.

At December 31, 1996, the Company had no concentrations of loans exceeding 10.0 percent of total loans, excluding locational concentrations, to individual or multiple borrowers engaged in similar activities that would cause them to be similarly affected by changes in economic or other conditions. During 1995, the Company sold student loans with a carrying value of $5,519 to its servicing agent.
The Company recognized a gain of $72 on such sale. The Company did not sell loans in 1996 and had no loans for sale at December 31, 1996 and 1995.

4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED):

The following table sets forth information concerning nonperforming assets at December 31, 1996 and 1995:

DECEMBER 31                                                            1996        1995
---------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial, financial and others.................................... $  251      $  167
Real estate:
  Construction......................................................
  Mortgage..........................................................  1,018       1,164
Consumer, net.......................................................
                                                                    -------      ------
    Total nonaccrual loans..........................................  1,269       1,331
                                                                    -------      ------
Restructured loans..................................................    225         262
                                                                    -------      ------
    Total impaired loans............................................  1,494       1,593
                                                                    -------      ------

Accruing loans past due 90 days or more:
Commercial, financial and others....................................    359         181
Real estate:
  Construction......................................................
  Mortgage..........................................................  1,247       1,633
Consumer, net.......................................................    291         336
                                                                     ------      ------
    Total accruing loans past due 90 days or more...................  1,897       2,150
                                                                     ------      ------
    Total nonperforming loans.......................................  3,391       3,743
                                                                     ------      ------
Foreclosed assets...................................................    420         441
                                                                     ------      ------
    Total nonperforming assets...................................... $3,811      $4,184
                                                                     ======      ======

The average recorded investment in impaired loans was $1,528 in 1996 and $1,621 in
1995. The recorded investment in impaired loans was $1,494 and $1,593 at December
31, 1996 and 1995, respectively. Included in these amounts were $1,269 and $1,331, respectively, for which there was a related allowance for loan losses of $650 and
$614, respectively. The recorded investment for which there was no related allowance for loan losses, was $225 and $262 at December 31, 1996 and 1995, respectively. In
1996, activity in the allowance for loan losses account related to impaired loans included a provision charged to operations of $3, losses charged to the allowance of
$92 and recoveries of amounts charged-off of $125. The activity in 1995 in the allowance for loan losses account related to impaired loans included a provision charged to operations of $4, losses charged to the allowance of $69 and recoveries of amounts charged-off of $191. Interest income related to impaired loans would have been $113, $66 and $136 in 1996, 1995 and 1994, respectively, had such loans been current and the terms of the loans not been modified. Interest income that would have been recognized on the restructured loan included in such amounts was $12 and $9 in 1996 and 1995, respectively. Interest recognized on impaired loans amounted to
$30 in 1996, $92 in 1995 and $45 in 1994. Included in these amounts was interest recognized on a cash basis of $30, $87 and $40, respectively. The restructured loan accounted for $7 in 1996 and $5 in 1995 of interest recognized on impaired loans.
Such impaired loan was included in nonaccrual loans in 1994. Accordingly, interest income that would have been recognized and amounts recognized were recorded as part of

4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED):

the nonaccrual amounts. Cash received on impaired loans applied as a reduction of principal totaled $398, $595 and $183 in 1996, 1995 and 1994, respectively. There were no commitments to extend additional funds to such parties at December 31, 1996 and 1995.

The following table sets forth an analysis of changes affecting the allowance for loan losses account for the three years ended December 31, 1996:

                                                                  1996    1995    1994
--------------------------------------------------------------------------------------
Balance, January 1............................................. $3,903  $3,576  $3,169
Provision for loan losses......................................    300     435    800
Loans charged-off..............................................   (726)   (393)   (550)
Loans recovered................................................    467     285     157
                                                                ------  ------  ------
Balance, December 31........................................... $3,944  $3,903  $3,576
                                                                ======  ======  ======

The Company generally lends within its quad-county trade area of Lackawanna, Susquehanna, Wayne and Wyoming. To a great extent, the Company makes loans that are collateralized at least in part by real estate. Therefore, changes in the general economy, local economy, or on real estate values could have an effect on the Company's lending activities.

5. COMMITMENTS, CONCENTRATIONS AND CONTINGENT LIABILITIES:

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Management does not anticipate that losses, if any, which may occur as a result of funding off-balance sheet commitments would have a material adverse effect on the Company's results of operations or financial position.

The following table identifies the contractual amounts of off-balance sheet commitments at December 31, 1996 and 1995:

DECEMBER 31                                                                1996    1995
---------------------------------------------------------------------------------------
Commitments to extend credit........................................... $ 8,919  $7,191
Unused portions of home equity and credit card lines...................   1,349   1,382
Commercial letters of credit...........................................     635   1,009
                                                                        -------  ------
  Total................................................................ $10,903  $9,582
                                                                        =======  ======

The Company's involvement in, and exposure to, credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of home equity and credit card lines and commercial letters of credit is represented by the contractual notional amounts of those instruments. Commitments to extend

5. COMMITMENTS, CONCENTRATIONS AND CONTINGENT LIABILITIES (CONTINUED):

credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commercial letters of credit are conditional commitments issued by the Company to support customers in the purchase of commercial goods. Such letters of credit are automatically renewable upon their anniversary date unless cancelled prior to such date at the option of the Company.

The Company employs the same credit policies and requirements in making off-balance sheet credit commitments as it does for on-balance sheet instruments. Provision for losses, if any, is included in the Company's allowance for loan losses. No provision was deemed necessary at December 31, 1996 and 1995. Such commitments are generally issued for one year or less and often expire unused in whole or in part by the customer.

The Company provides deposit and loan products and other financial services to consumer and corporate customers in its quad-county market area of Lackawanna, Susquehanna, Wayne and Wyoming. There are no significant concentrations of credit risk from any individual counterparty or groups of counterparties, except for locational concentrations. The concentrations of the credit portfolio by loan type are set forth in Note 4. The Company requires collateral on all real estate exposure and most other loans, including off-balance sheet commitments upon extension of credit, and maintains loan-to-value ratios of no greater than 80.0 percent, except in the case of loans secured by deposits or U.S. Government securities. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include property, plant and equipment, primary residential properties, and to a lesser extent, income-producing properties. Although the credit portfolio is diversified, the Company and its borrowers are dependent on the continued viability of the Northeastern Pennsylvania economy. The loan portfolio does not consist of any form of credit involving highly-leveraged transactions, defined as financing transactions that involve the buyout, acquisition or recapitalization of an existing business, including credits extended to highly-leveraged industries.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and depository institutions. The Company evaluates the counterparty's creditworthiness and the need for collateral on a case-by-case basis. At December 31, 1996 and 1995, there were no significant concentrations of credit risk from any one issuer with the exception of U.S. Treasury securities and U.S. Government agencies.

5. COMMITMENTS, CONCENTRATIONS AND CONTINGENT LIABILITIES (CONTINUED):

There is no material legal proceeding to which the Company is a party, or to which any of its property is the subject, except proceedings that arise in the normal course of business. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the Company's results of operations or financial position.

6. PREMISES AND EQUIPMENT, NET:

The following table sets forth the major components of premises and furniture and equipment at December 31, 1996 and 1995:

DECEMBER 31                                                                1996    1995
---------------------------------------------------------------------------------------
Land.................................................................... $  187  $  187
Premises................................................................  4,715   4,416
Leasehold improvements..................................................    243     166
Furniture and equipment.................................................  3,156   3,032
                                                                         ------  ------
                                                                          8,301   7,801
Less: accumulated depreciation..........................................  5,209   4,731
                                                                         ------  ------
  Total................................................................. $3,092  $3,070
                                                                         ======  ======

Amounts charged to noninterest expense for depreciation amounted to $496, $428 and $450 in 1996, 1995 and 1994, respectively.

Certain facilities and equipment are leased under operating lease agreements expiring at various dates until the year 2009.  Two leases contain escalation clauses that
provide for cost of living adjustments, and several contain renewal options.
The
realty leases require the Company to pay real estate taxes, insurances and repair
costs. Rental expense on all such operating leases amounted to $281 in 1996, $304 in
1995 and $308 in 1994.  Minimum required annual rentals for each of the years
1997
through 2001 are $128, $69, $69, $70 and $66, respectively, and $412, thereafter, totaling $814.

7. OTHER ASSETS:

The following table sets forth the major components of other assets at December 31, 1996 and 1995:

DECEMBER 31                                                                1996    1995
---------------------------------------------------------------------------------------
Goodwill................................................................ $1,440  $1,659
Deferred income taxes...................................................  1,051     875
Foreclosed assets.......................................................    420     441
Other...................................................................  1,253   1,313
                                                                         ------  ------
  Total................................................................. $4,164  $4,288
                                                                         ======  ======

Total amortization expense on goodwill amounted to $218 per year for 1996, 1995 and 1994.

8. DEPOSITS:

The following table sets forth the major components of interest-bearing and noninterest-bearing deposits at December 31, 1996 and 1995:

DECEMBER 31                                                             1996       1995
---------------------------------------------------------------------------------------
Interest-bearing deposits:
  Money market accounts............................................ $ 16,168   $ 19,252
  NOW accounts.....................................................   17,915     14,989
  Savings accounts.................................................   66,037     68,722
  Time deposits less than $100.....................................  158,047    159,029
  Time deposits $100 or more.......................................   35,865     29,684
                                                                    --------   --------
    Total interest-bearing deposits................................  294,032    291,676
Noninterest-bearing deposits.......................................   26,424     25,423
                                                                    --------   --------
    Total deposits................................................. $320,456   $317,099
                                                                    ========   ========

The Company accepts deposits of its directors, executive officers, principal stockholders or any of their associates on the same terms and at the prevailing interest rates offered at the time of deposit for comparable transactions with unrelated parties. The aggregate amount of deposits of such related parties was $1,522 and $1,419 at December 31, 1996 and 1995, respectively.

The following table sets forth maturities of time deposits $100 or more at December 31, 1996 and 1995:

DECEMBER 31                                                               1996     1995
---------------------------------------------------------------------------------------
Within three months................................................... $ 8,598  $ 6,466
After three months but within six months..............................   9,958    6,646
After six months but within twelve months.............................  11,262    8,590
After twelve months...................................................   6,047    7,982
                                                                       -------  -------
  Total............................................................... $35,865  $29,684
                                                                       =======  =======

Interest expense on time deposits $100 or more amounted to $1,647, $1,771 and $1,553 in 1996, 1995 and 1994, respectively.  The aggregate amounts of maturities for all
time deposits at December 31, 1996, were $118,506 in 1997, $30,332 in 1998,
$20,638
in 1999, $16,394 in 2000, $6,519 in 2001 and $1,523 thereafter.  The aggregate amount
of transaction accounts reclassified as loans was $212 and $126 at December 31, 1996 and 1995, respectively. The Company had no deposits that were received on terms other than those available in the normal course of business in 1996 and 1995.

9. SHORT-TERM BORROWINGS:

Short-term borrowings available to the Company consist of a line of credit and fixed-rate advances with the FHLB-Pgh secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investment and mortgage backed securities and mortgage loans. Such line has a maximum borrowing capacity equal to
9. SHORT-TERM BORROWINGS (CONTINUED):

10.0 percent of total assets and accrues interest daily based on the federal funds rate. The line is renewable on the first day of each calendar year and carries no associated commitment fees. The FHLB-Pgh has the right to reduce or terminate the line at any time without prior notice and the Company may repay such line at any time without incurring prepayment penalties. Short-term, fixed-rate advances are issued with maturities less than one year based on the FHLB-Pgh's current cost of funds rate. Such advances are limited to the Company's maximum borrowing capacity based on a percentage of qualifying collateral assets. There are no commitment fees and the advance may be prepaid at the option of the Company upon payment of a prepayment fee.
The prepayment fee applicable to FHLB-Pgh advances is equal to the present value of the difference between cash flows generated at the advance rate from the date of the prepayment until the original maturity date, and the cash flows that would result from the interest rate posted by the FHLB-Pgh on the date of prepayment for an advance of comparable maturity. The Company has not entered into repurchase agreements with others during 1996 and 1995. Repurchase agreements consist of transactions whereby an institution sells securities and agrees to repurchase the identical, or substantially the same securities, at a specified date for a specified price.

At December 31, 1996, and December 31, 1995, the Company had no short-term borrowings outstanding. The average daily balance and weighted-average rate on aggregate short-term borrowings was $51 at 5.9 percent in 1996 and $9,935 at 6.8 percent in 1995.
The maximum amount of all short-term borrowings outstanding at any month-end was $2,750 and $28,000 during 1996 and 1995, respectively. Short-term borrowings during
1996 consisted entirely of the FHLB-Pgh line of credit. During 1995, the FHLB-Pgh line of credit included in total short-term borrowings had an average daily balance of $3,589 and weighted-average rate of 6.2 percent. The maximum amount of such loan outstanding at any month-end was $17,600 during 1995.

On June 28, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Implementation guidance is provided in
SFAS No. 125 for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase and reverse-repurchase agreements, dollar-roll transactions, wash sales, loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities. The accounting and reporting standards in SFAS No.
125 are based on consistent application of a financial-components approach that focuses on control.

9. SHORT-TERM BORROWINGS (CONTINUED):

Under such approach, after a transfer of financial assets, an enterprise recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except as amended in SFAS No. 127, "Deferral of the Effective Date of Certain
Provisions of FASB Statement No. 125." SFAS No. 125 is to be applied prospectively with earlier or retroactive application prohibited. Specifically, the provisions identified as being deferred under SFAS No. 127 include secured borrowings, collateralizations and transfers of financial assets that are part of repurchase agreements, dollar-rolls, securities lending and similar transactions. The adoption of SFAS No. 125 standards in 1997 and those standards deferred by SFAS No. 127 until
1998 are not expected to have a material effect on operating results or financial position.

10. LONG-TERM DEBT:

The following table sets forth the components of long-term debt at December 31, 1996 and 1995:

DECEMBER 31                                                                1996    1995
---------------------------------------------------------------------------------------
4.3% note due September 9, 1996..........................................        $3,000
7.5% note due September 2, 2009.......................................... $  46      48
                                                                          -----  ------
  Total.................................................................. $  46  $3,048
                                                                          =====  ======

The Company redeemed a 5.7 percent fixed-rate note due in 1997 in October 1995, at
100.0 percent of the principal outstanding plus accrued interest. No prepayment fee was required upon redemption of such note as the interest rate on the advance approximated the prevailing interest rate at the date of the prepayment for advances from the same amount and terms. The 4.3 percent fixed-rate advance of the FHLB-Pgh matured September 9, 1996, and was repaid in accordance with its contracted terms. The 7.5 percent FHLB-Pgh note is a fixed-rate, amortizing advance from the FHLB-Pgh Community Investment Program that is subject to a
prepayment fee in the event the advance is repaid prior to maturity.   The
scheduled
principal payments on such note total $2 for each of the five years 1997 through 2001. The prepayment fee applicable to FHLB-Pgh advances is aforementioned in
Note 9
to these financial statements.  Such advances are secured under terms of a blanket
collateral agreement by a pledge of qualifying investment and mortgage backed
securities, certain mortgage loans, and a lien on FHLB-Pgh stock.   The average
daily
balance and weighted-average yield on long-term debt for 1996 were $2,122 and
4.38
percent, respectively. For 1995, the average daily balance and weighted-average yield on long-term debt were $4,715 and 4.75 percent, respectively.

11. EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution plan covering all employees who meet the age and service requirements. Salaries and employee benefits expense included $67 in 1996, $50 in 1995 and $87 in 1994 for the plan.

As aforementioned in Note 1 of these financial statements, the Company discontinued its deferred compensation plan for certain senior management employees in 1996. Expense for such plan amounted to $16 in 1996, $29 in 1995 and $29 in 1994. Funding for such plan was provided by life insurance contracts.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following table represents the carrying value and estimated fair value of financial instruments at December 31, 1996 and 1995:

                                                     1996                  1995
                                             --------------------   -------------------
                                              CARRYING       FAIR   CARRYING       FAIR
DECEMBER 31                                      VALUE      VALUE      VALUE      VALUE
---------------------------------------------------------------------------------------
Financial assets:
Cash and cash equivalents.................... $ 11,032   $ 11,032   $ 21,990   $ 21,990
Interest-bearing deposits with banks.........                             90         90
Investment securities........................  101,994    101,994    108,706    108,706
Net loans....................................  231,859    230,579    209,932    214,595
Accrued interest receivable..................    2,671      2,671      2,872      2,872
                                              --------   --------   --------   --------
  Total...................................... $347,556   $346,276   $343,590   $348,253
                                              ========   ========   ========   ========

Financial liabilities:
Deposits without stated maturities........... $126,544   $126,544   $128,386   $128,386
Deposits with stated maturities..............  193,912    194,412    188,713    190,071
Long-term debt...............................       46         46      3,048     3,028
Accrued interest payable.....................    1,758      1,758      1,761      1,761
                                              --------   --------   --------   --------
  Total...................................... $322,260   $322,760   $321,908   $323,246
                                              ========   ========   ========   ========

13. INCOME TAXES:

The following table sets forth the current and deferred amounts of the provision for income tax expense (benefit) for the three years ended December 31, 1996:

YEAR ENDED DECEMBER 31                                             1996   1995    1994
--------------------------------------------------------------------------------------
Current......................................................... $1,079  $(412) $1,173
Deferred........................................................    (66)  (140)   (193)
                                                                 ------  -----  ------
  Total......................................................... $1,013  $(552) $  980
                                                                 ======  =====  ======







13. INCOME TAXES (CONTINUED):

The following is a reconciliation between the effective income tax expense (benefit) and the amount of income taxes (benefit) that would have been provided at the federal statutory rate of 34.0 percent for the three years ended
December 31, 1996:

YEAR ENDED DECEMBER 31                                             1996   1995    1994
--------------------------------------------------------------------------------------
Federal income tax at statutory rate............................ $1,773  $(120) $1,464
Differences resulting from:
  Tax-exempt interest, net......................................   (668)  (416)   (408)
  Excess of cost over net assets acquired.......................     74     74      74
  Residential housing program tax credit........................   (160)           (71)
  Other.........................................................     (6)   (90)    (79)
                                                                 ------  -----  ------
    Total....................................................... $1,013  $(552) $  980
                                                                 ======  =====  ======

The sources of the change in deferred income taxes and the related tax effects are as follows for the three years ended December 31, 1996:

YEAR ENDED DECEMBER 31                                           1996    1995     1994
--------------------------------------------------------------------------------------
Allowance for loan losses...................................... $ (14) $ (111) $  (139)
Loans, net of unearned income..................................   (43)     18      (40)
Accrued interest receivable....................................   (26)    (15)      20
Premises and equipment, net....................................   (28)    (37)     (30)
Other, net.....................................................    45       5       (4)
                                                                -----  ------  -------
  Change in deferred income taxes affecting the statements of
   income......................................................   (66)   (140)    (193)
Deferred income taxes on investment securities recognized in
 stockholders' equity..........................................  (110)  2,816   (2,415)
                                                                -----  ------  -------
    Total change in deferred income taxes...................... $(176) $2,676  $(2,608)
                                                                =====  ======  =======

The significant components of temporary differences between the financial statement carrying amounts and tax bases of deferred tax assets and liabilities are as follows at December 31, 1996 and 1995:

DECEMBER 31                                                                1996    1995
---------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses............................................. $1,174  $1,160
  Loans, net of unearned income.........................................    315    272
  Accrued interest receivable...........................................    160     134
  Other.................................................................             45
                                                                         ------  ------
    Total...............................................................  1,649   1,611
                                                                         ------  ------
Deferred tax liabilities:
  Investment securities.................................................    291     401
  Premises and equipment, net...........................................    307     335
                                                                         ------  ------
    Total...............................................................    598     736
                                                                         ------  ------
    Net deferred tax assets............................................. $1,051  $  875
                                                                         ======  ======







13. INCOME TAXES (CONTINUED):

The Company has determined that it is not required to establish a valuation reserve for the deferred tax assets since it is more likely than not that the net deferred tax assets could be principally realized through carryback to taxable income in prior years and by future reversals of existing taxable temporary differences, or to a lesser extent, through future taxable income. The Company reviews the tax criteria related to the recognition of deferred tax assets on a quarterly basis.

Banks in Pennsylvania are not subject to state or local income taxes, however they pay a tax on capital. Such tax is included in other expenses.

14. PARENT COMPANY FINANCIAL STATEMENTS:

CONDENSED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31                                            1996     1995     1994
----------------------------------------------------------------------------------------
Income:
Dividends from subsidiary...................................... $  753   $  821   $1,617
Management fees from subsidiary................................    176      180      180
Other income...................................................     69       51       64
                                                                ------   ------   ------
  Total income.................................................    998    1,052    1,861
                                                                ------   ------   ------
Expense:
Interest.......................................................                        4
Other expenses.................................................    565      654      601
                                                                ------   ------   ------
  Total expenses...............................................    565      654      605
                                                                ------   ------   ------
Income before income taxes and undistributed income of
 subsidiary....................................................    433      398    1,256
Income tax benefits............................................   (200)    (127)    (130)
                                                                ------   ------   ------
Income before undistributed income of subsidiary...............    633      525    1,386
Equity in undistributed income of subsidiary...................  3,567     (325)   1,939
                                                                ------   ------   ------
  Net income................................................... $4,200   $  200   $3,325
                                                                ======   ======   ======


CONDENSED BALANCE SHEETS

DECEMBER 31                                                                1996     1995
----------------------------------------------------------------------------------------
Assets:
Cash................................................................... $   253  $     7
Investment in bank subsidiary..........................................  30,240   27,337
Investment securities available for sale...............................   1,113      826
Other assets...........................................................     600      441
                                                                        -------  -------
  Total assets......................................................... $32,206  $28,611
                                                                        =======  =======

Liabilities:
Dividends payable...................................................... $   242  $   293
Other liabilities......................................................     708      423
                                                                        -------  -------
  Total liabilities....................................................     950      716
Stockholders' equity...................................................  31,256   27,895
                                                                        -------  -------
  Total liabilities and stockholders' equity........................... $32,206  $28,611
                                                                        =======  =======




14. PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED):

CONDENSED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31                                            1996     1995     1994
----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income.................................................... $ 4,200  $   200  $ 3,325
Adjustments:
  Equity in undistributed income of subsidiary................  (3,567)           (1,939)
  Distributions in excess of earnings of subsidiary...........              325
Gains on sale of investment securities......................      (8)
     Changes in:
    Other assets..............................................     136        1      239
    Other liabilities.........................................     208      (54)    (103)
                                                               -------  -------  -------
      Net cash provided by operating activities...............     969      472    1,522
                                                               -------  -------  -------

Cash flows from investing activities:
Proceeds from sales of investment securities..................      25
Purchases of investment securities............................     (73)     (17)    (388)
                                                               -------  -------  -------
      Net cash used in investing activities...................     (48)     (17)    (388)
                                                               -------  -------  -------

Cash flows from financing activities:
Payments of long-term debt....................................                      (800)
Cash dividends paid...........................................    (675)    (455)    (448)
                                                               -------   ------  -------
      Net cash used in financing activities...................    (675)    (455)  (1,248)
                                                               -------   ------  -------
      Net increase (decrease) in cash.........................     246              (114)
      Cash at beginning of year...............................       7        7      121
                                                               -------  -------  -------
      Cash at end of year..................................... $   253  $     7  $     7
                                                               =======  =======  =======

Supplemental disclosure:
Noncash item:
  Change in net unrealized losses (gains) on available for
   sale securities............................................ $   216  $(5,468) $ 4,688
                                                               =======  =======  =======

15. REGULATORY MATTERS:

Under the Pennsylvania Business Corporation Law of 1988, as amended, the Company may not pay a dividend if, after giving effect thereto, either the Company would be unable to pay its debts as they become due in the usual course of business, or the
Company's total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: financial statements prepared on the basis of generally accepted accounting principles; financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or a fair valuation or other method that is reasonable under the circumstances.

In addition, the Company is subject to Federal Reserve Regulation H, which restricts state member banks, such as Community Bank, from paying a dividend if the total of all dividends declared by Community Bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits, as defined, of the preceding
15. REGULATORY MATTERS (CONTINUED):

two calendar years, less any required transfers to surplus, unless Community Bank has received the prior approval from the Federal Reserve Board. Accordingly, the subsidiary, without prior approval of bank regulators, may declare dividends to the
Company in 1997 totaling $3,166 plus net profits earned by the subsidiary for the period from January 1, 1997, through the date of declaration, less dividends previously paid in 1997.

Under the Pennsylvania Banking Code of 1965, as amended, cash dividends may be declared and paid by Community Bank only out of accumulated net earnings. Prior to the declaration of any dividend, if the surplus of Community Bank, as defined, is less than the amount of its capital, as defined, Community Bank shall, until surplus is equal to such amount, transfer to surplus an amount that is at least 10.0 percent of the net earnings of Community Bank for the period since the end of the fiscal year or for any shorter period since the declaration of a dividend. If the surplus of
Community Bank is less than 50.0 percent of the amount of the capital, no dividend may be declared or paid without prior approval of the Department until such surplus is equal to 50.0 percent of Community Bank's capital.

The Company has paid cash dividends since its formation as a bank holding company in
1983. It is the present intention of the Company's Board of Directors to continue this dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the Company's Board of Directors considers payment of dividends.

The provisions of section 23A of the Federal Reserve Act require that "covered transactions," as defined, engaged in by insured banks and their subsidiaries with certain affiliates, including the Parent Company, be at arm's length and limited to
20.0 percent of capital and surplus, as defined, and "covered transactions" with any one such affiliate be limited to 10.0 percent of capital and surplus. Covered transactions are defined to include, among other things, loans and other extensions of credit to such an affiliate and guarantees, acceptances and letters of credit issued on behalf of such an affiliate. Such loans, other extensions of credit, guarantees, acceptances and letters of credit must be secured.

At December 31, 1996, the maximum amount available for transfer from the subsidiary to the Parent Company in the form of loans amounted to $3,168. There were no loans or advances to the Parent Company from its subsidiary during 1996 and 1995, nor were there any such amounts outstanding.

15. REGULATORY MATTERS (CONTINUED):

The Company is also required to maintain certain capital to total risk-weighted asset ratios as defined by Section 38 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). In the event an institution is deemed to be undercapitalized by such standards, FDICIA prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to institutions that reach the significantly or critically undercapitalized levels including restrictions on interest payable on accounts, dismissal of management, and appointment of a receiver. For well-capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. The Company is required to have minimum Tier I and total capital ratios of 4.0 percent and 8.0 percent, respectively. At December 31, 1996, the Company's Tier I and total capital ratios were 15.4 percent and 16.7 percent, respectively. At December 31, 1995, such ratios were 14.2 percent and 15.5 percent, respectively. Furthermore, the Federal Reserve Board has established a minimum level of Tier I capital to adjusted total average assets, referred to as the Tier I Leverage ratio, at 3.0 percent. Such minimum ratio is applicable only to those institutions with a composite rating of one under the Uniform Interagency Bank Rating
System, that are not anticipating or experiencing significant growth, and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. At December 31, 1996 and 1995, the Company's minimum ratios of Tier I capital to adjusted total average assets were 4.0 percent and 5.0 percent, respectively. The Company's Tier I capital to adjusted total average assets ratio at December 31, 1996 and 1995 was, 8.3 percent and 7.0 percent, respectively. At September 30, 1996, the most recent notification from the FRB categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Tier I, total and Tier I Leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.











15. REGULATORY MATTERS (CONTINUED):

The following table presents the Company's capital ratios at December 31, 1996 and
1995, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions:


                                                                                                   MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                          ------------------------------------------------------------------
DECEMBER 31                                   1996      1995       1996         1995         1996       1995
------------------------------------------------------------------------------------------------------------
Tier I capital to risk-adjusted assets... $ 28,692  $ 24,845    $ 7,443      $ 6,983      $11,164    $10,475
Total capital to risk-adjusted assets....   31,038    27,048     14,886       13,966       18,607     17,458
Tier I capital to total average assets
 less goodwill...........................   28,692    24,845    $13,830      $17,871      $17,287    $17,871

Risk-adjusted assets.....................  180,809   170,089
Risk-adjusted off-balance sheet items....    5,261     4,489
Average assets for Leverage ratio........ $345,738  $357,410

Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items...................................    15.4%     14.2%       4.0%         4.0%         6.0%       6.0%

Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items.................    16.7      15.5        8.0          8.0         10.0       10.0

Tier I capital as a percentage of total
 average assets less goodwill............     8.3%      7.0%       4.0%         5.0%         5.0%       5.0%



Prior to February 16, 1996, the Company was subject to a written supervisory agreement in the form of a Memorandum of Understanding ("MOU") with the FRB. Such agreement included various operating restrictions on capital, among others. Specifically, under the terms of the MOU, the Company was required to:
(I) obtain the
prior written approval of the FRB to declare or pay any dividends; (II) obtain the prior written approval of the FRB before the Company incurs any debt other than normal operating expenses;
(III) obtain the prior written approval of the FRB before the Company redeems its own stock; (IV) submit to the FRB a written plan to maintain capital ratios well in excess of minimum regulatory guidelines; (V) submit to the FRB a written plan to ensure appropriate authority over and oversight of the Company's investment practices; (VI) prohibit the Company from additional purchases of high-risk securities and structured notes as well as securities not in compliance with the Federal Reserve Board's Supervisory Policy Statement on Securities Activities;
(VII)
retain an independent consultant to review the Company's securities activities and investments in the context of the Company's overall interest rate risk and liquidity position and provide a written report to the FRB thereon; (VIII) submit to the FRB revised investment policies and procedures to correct deficiencies cited in the FRB's examinations with respect to prior investment practices involving the investment portfolio; (IX) submit to the FRB a written liquidity plan to provide for an adequate level of assets to fund operations and meet customer needs; (X) submit quarterly progress reports to the FRB to assure compliance with the MOU; and (XI) submit the written plans, policies and procedures to the FRB for review and approval.
15. REGULATORY MATTERS (CONTINUED):

Significant steps taken by the Company to comply with the MOU in 1995 included the divestiture of criticized investment securities, development of formalized plans, policies and procedures, and reorganization of management oversight. The costs associated with the MOU included in noninterest expense approximated $500 in 1995.
The agreement was terminated on the aforementioned date as a result of the significant improvement in the Company's overall financial condition and substantial compliance with such agreement.

16. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                    1996                                 1995
                                    --------------------------------------------------------------------------
QUARTER ENDED                       MARCH 31  JUNE 30  SEPT. 30  DEC. 31  MARCH 31  JUNE 30  SEPT. 30  DEC. 31
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable............................ $4,625   $4,637    $4,564   $4,618    $4,121  $ 4,274   $ 4,320   $4,523
  Tax-exempt.........................     50       57       102      101        48       81        59       52
Interest on investment securities
 held to maturity:
  Taxable............................                                        1,296    1,290     1,244
  Tax-exempt.........................                                          301      298       296
Interest and dividends on investment
 securities available for sale:
  Taxable............................  1,026    1,037       983      868       777      715       384      963
  Tax-exempt.........................    485      488       501      509                                   305
  Dividends..........................     25       28        26       29        32        5        54       29
Interest on deposits with banks......                                            3        2         2        2
Interest on federal funds sold.......    126       76        55       43                 32       294      665
                                      ------   ------    ------   ------    ------  -------   -------   ------
    Total interest income............  6,337    6,323     6,231    6,168     6,578    6,697     6,653    6,539
                                      ------   ------    ------   ------    ------  -------   -------   ------

INTEREST EXPENSE:
Interest on deposits.................  3,399    3,327     3,322    3,406     3,266    3,483     3,695    3,649
Interest on short-term borrowings....                         1        2       334      343
Interest on long-term debt...........     33       33        26        1        60       63        62       39
                                      ------   ------    ------   ------    ------  -------   -------   ------
    Total interest expense...........  3,432    3,360     3,349    3,409     3,660    3,889     3,757    3,688
                                      ------   ------    ------   ------    ------  -------   -------   ------
    Net interest income..............  2,905    2,963     2,882    2,759     2,918    2,808     2,896    2,851
Provision for loan losses............     75       75        75       75       210       75        75       75
                                      ------   ------    ------   ------    ------  -------   -------   ------
    Net interest income after
     provision for loan losses.......  2,830    2,888     2,807    2,684     2,708    2,733     2,821    2,776
                                      ------   ------    ------   ------    ------  -------   -------   ------

NONINTEREST INCOME:
Service charges, fees and
 commissions.........................    336      372       389      348       328      286       271      312
Net investment securities losses.....             (27)      (31)                     (1,885)   (2,508)
                                      ------   ------    ------   ------    ------  -------   -------   ------
    Total noninterest income (loss)..    336      345       358      348       328   (1,599)   (2,237)     312
                                      ------   ------    ------   ------    ------  -------   -------   ------

NONINTEREST EXPENSE:
Salaries and employee benefits
 expense.............................    962      981       826    1,039     1,002    1,219       998      809
Net occupancy and equipment expense..    327      314       285      287       312      296       304      310
Other expenses.......................    598      663       579      522       723      898       682      641
                                      ------   ------    ------   ------    ------  -------   -------   ------
    Total noninterest expense........  1,887    1,958     1,690    1,848     2,037    2,413     1,984    1,760
                                      ------   ------    ------   ------    ------  -------   -------   ------
Income (loss) before income taxes....  1,279    1,275     1,475    1,184       999   (1,279)   (1,400)   1,328
Provision for income tax expense
 (benefit)...........................    278      274       326      135       231     (253)     (889)     359
                                      ------   ------    ------   ------    ------  -------   -------   -------
    Net income (loss)................ $1,001   $1,001    $1,149   $1,049    $  768  $(1,026)  $  (511)  $  969
                                      ======   ======    ======   ======    ======  =======   =======   ======

Per share data:
Net income (loss).................... $ 0.45   $ 0.46    $ 0.52   $ 0.48    $ 0.35  $ (0.47)  $ (0.23)  $ 0.44
Cash dividends declared.............. $ 0.05   $ 0.06    $ 0.06   $ 0.11                      $  0.08   $ 0.13




OVERVIEW:

On May 24, 1995, the Board of Directors of Comm Bancorp, Inc. and subsidiary, Community Bank and Trust Company (collectively, the "Company"), entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Philadelphia
("FRB") in recognition of their common goals to restore and maintain the financial soundness of the Company and to improve the overall financial condition of Community
Bank and Trust Company. The MOU was a direct result of regulatory concerns about prior investment practices and noncompliance with previously issued informal supervisory actions. Such supervisory actions placed a significant administrative and reporting burden on the Company and increased both monetary and opportunity costs.

On February 16, 1996, management received a letter from the FRB terminating this supervisory action as a result of the marked improvement in the Company's financial position through a reduction in its overall risk profile. During the latter part of
1994 and early portion of 1995, the Company was subject to an inordinate amount of risk from changing interest rates as a result of the composition of its balance sheet. The Company was funding long-term assets with short-term liabilities, exposing itself to significant loss from upward pressure in short-term interest rates. In addition, the Company's liquidity posture was such that it was completely reliant on short-term borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh") to fund normal operations. Significant steps taken to relieve such adverse pressures included the divestiture of criticized investment securities, development of formalized plans, policies and procedures, and reorganization of management oversight.

During the second quarter of 1995, the Company's reliance on short-term borrowings to fund long-term earning assets elevated to 15.2 percent. The buildup in such funding was primarily attributable to the structure and composition of the investment portfolio. Rising interest rates in 1994 and the first quarter of 1995 made principal payments on mortgage backed securities virtually nonexistent and limited the Company's ability to create liquidity through investment dispositions due to their deteriorating market values. Management alleviated the Company's liquidity crisis through the sale of certain investment securities and loans and by aggressively competing for retail deposits. Such actions had a positive influence on the Company's interest sensitivity posture as it allowed management to eliminate the
Company's reliance on short-term funding and to reinvest the proceeds so the Company could reduce its exposure to changes in interest rates. As required by the MOU, management developed formalized capital, liquidity and interest rate risk plans and investment and asset/liability policies to provide a framework in meeting the Company's strategic goal of becoming a "traditional community bank." This type of bank ensures safety to depositors while providing a reasonable rate of return to stockholders by limiting the risk exposure of its assets. The Board of Directors reorganized management oversight of the Company through increased emphasis on director participation on committees, utilization of external consultants to assure independence, and by naming a new President and Chief Executive Officer.

OPERATING ENVIRONMENT:

The Commerce Department reported the economy grew during 1995 at its slowest pace since the 1991 recession. The nation's gross domestic product, the total output of goods and services, declined to 2.1 percent in 1995 as compared to 3.5 percent in
1994. Such reduction in economic activity was not expected based on the strength demonstrated during the fourth quarter of 1994 when growth rates were at 4.0 percent annualized. Gains in personal consumption expenditures, plant and equipment spending, and net exports during January of 1995 prompted the Federal Reserve Open
Market Committee ("FOMC") to continue tightening its monetary policy, which began
February 4, 1994. Accordingly the FOMC, concerned that high levels of business activity would be inflationary, increased the overnight federal funds and discount rates 50 basis points each on February 1, 1995. However, the pace of the economy began to falter at the end of the first quarter and throughout the second quarter of
1995, causing the FOMC to cut the federal funds rate by 25 basis points on July 6,
1995. Weak motor vehicle sales and housing starts, sluggish retail sales, and reduced levels of business spending in the fourth quarter of 1995 caused the FOMC to continue easing by reducing the overnight federal funds rate another 25 basis points on December 19, 1995. Despite the slowdown in economic activity, unemployment and inflation rates remained strong throughout 1995 at 5.6 percent and 2.8 percent, respectively.

The 0.5 percent rate of economic expansion for Northeastern Pennsylvania during 1995 lagged behind both the state and the nation. Slower population growth and higher unemployment and costs were principally responsible for the lower level of activity.
Population throughout the Company's quad-county market area increased slightly at 1.0 percent based on a comparison of 1995 estimates to the 1990 census. Census growth rates for Pennsylvania and the nation were 1.7 percent and 5.6 percent, respectively.
Unemployment rates in 1995 for the areas served by the Company continued to be higher than Pennsylvania's overall rate of 5.9 percent. Lackawanna, Susquehanna, Wayne and
Wyoming counties experienced unemployment rates of 6.2 percent, 7.2 percent, 8.7 percent and 7.1 percent, respectively.

The economic slowdown in 1995 had no material adverse effect on commercial banks as evidenced by marked improvements in profitability, loan demand, asset quality and capitalization. The nation's top fifty commercial banks reported increases in net income, loan volume and capital of 9.2 percent, 12.3 percent and 8.7 percent, respectively. In addition, such institutions experienced reductions in nonperforming loans and assets of 7.8 percent and 15.2 percent, respectively. Banks in the FRB's
Third District, comprised of two-thirds of Pennsylvania, Delaware and southern
New
Jersey, followed these national trends. The earnings improvement and corresponding capital appreciation were primarily attributable to higher noninterest income and lower noninterest expense partially offset by a reduction in net interest margin.
Reductions in the rates charged to borrowers, as a result of a decrease in general market rates and an aggressive competitive environment, increased loan demand and improved asset quality.

REVIEW OF FINANCIAL POSITION:

Total assets declined $11.6 million or 3.2 percent, from $362.5 million at December
31, 1994, to $350.9 million at December 31, 1995.  Such decline was in response to
management's decision to sell investment securities criticized by regulators and those demonstrating a high degree of risk in order to eliminate the Company's reliance on short-term borrowings to fund normal operations. In addition to being relieved of its debt burden, the Company's liquidity, capital and interest sensitivity positions improved as management redirected excess proceeds from the sale of such assets. Liquidity, as defined by the net amount of liquid assets and volatile liabilities, increased from $20.3 million at December 31, 1994, to $62.2 million at December 31, 1995. The capital level strengthened as indicated by an improvement in the ratio of stockholders' equity to total assets at December 31, 1994 and 1995, from 6.3 percent to 8.0 percent. The depressed capital position at year-end 1994 was primarily a reflection of the risk inherent throughout the investment portfolio. The Company reported net unrealized holding losses of $4.7 million at
December 31, 1994, as compared to net unrealized holding gains of $780 at December
31, 1995. Such actions also improved the Company's exposure to changes in interest rates as reflected by having approximately equal amounts of rate sensitive assets and rate sensitive liabilities repricing within the next year.

The reduced volume of local economic activity had a direct reflection on the demand for credit during 1995. Adjusting for short-term credit extensions to other financial institutions and the sale of student loans, average loans increased $10.3 million in 1995, a reduction from the $14.2 million level experienced in 1994. Employment conditions deteriorated in Northeastern Pennsylvania as evidenced by a reduction in average weekly earnings resulting from a decline in the average number of hours worked. The average weekly earnings of a manufacturing worker in the Company's market area declined from four hundred forty-eight dollars at December 1994, to four hundred two dollars at December 1995. Similarly, the average weekly hours worked decreased from 39.8 in 1994 to 33.3 in 1995.

Such weakness in local economic conditions also affected the Company's asset quality during 1995.  Nonperforming assets increased 27.4 percent from $3.3 million to
$4.2
million at December 31, 1994 and 1995, respectively. Net charge-offs during 1995 approximated 27.5 percent of the 1994 level.

Regulatory authorities characterized the Company's investment portfolio during 1994 as one exhibiting an inordinate amount of risk while being an inadequate source of secondary liquidity. Such riskiness was demonstrated by the aggregate fair value of the portfolio being $12.0 million below amortized cost at December 31, 1994. Additionally, the weighted-average life of all investments held approximated 10.3 years at year-end 1994. Moreover, nearly half of the portfolio was invested in lower-quality mortgage backed securities exhibiting greater risk due to the structure and composition of such holdings. Management took significant steps in addressing regulatory concerns through restructuring its oversight of the investment function, hiring an external investment management consultant group, and formulating and implementing a portfolio reconstitution plan. As a result of such action, management constructed a portfolio that provides a reasonable rate of return with considerably less risk while assuring a continuous flow of cash to fund normal operations.
At
December 31, 1995, the investment portfolio fair value exceeded its amortized cost by
$1.2 million. The weighted-average life of such portfolio was 3.2 years with an expected average term until cash flows are received of 2.4 years. The amount of investment repayments from maturities and principal payments due within one year increased substantially from $1.4 million at December 31, 1994, to $21.6 million at
December 31, 1995. Attestation of the improved quality and elimination of risk in the investment portfolio was the removal of the aforementioned supervisory action, which was a direct result of the past problems with such asset base.

Average deposit volumes grew $8.2 million from $309.7 million in 1994 to $317.9 million in 1995, a 2.6 percent increase. The deposit increase for 1995 falls below the increase for the comparable period of 1994 of $22.5 million or 7.8 percent
and
the favorable change of 7.6 percent in the Company's peer group of thirty-five banks in Northeastern Pennsylvania.  The Company's reduced rate of deposit growth in
1995
was attributable to less aggressive competition for funds during the latter part of the year in light of its improved liquidity position.

Stockholders' equity increased $5.2 million from $22.7 million at December 31, 1994, to $27.9 million at December 31, 1995. The 22.9 percent rise in capital was directly attributable to a reversal in the unrealized holding adjustment on available for sale investment securities of $5.5 million during 1995. In accordance with Statement of
Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," reductions in the fair values of available for sale investments below their amortized costs are recorded as adjustments, net of income taxes, to stockholders' equity. The 300 basis point rise in general market rates during 1994 caused stockholders' equity to be reduced $4.7 million at December 31, 1994.

INVESTMENT PORTFOLIO:

Actions taken during 1995 involving the investment portfolio were the most significant factors in restoring the strength of the Company's financial position.
As aforementioned, the investment portfolio, prior to such actions, was subject to harsh regulatory criticism for exposing the Company to inordinate amounts of risk while providing insufficient liquidity to fund normal operations. Although containing minimal credit risk, the portfolio was subject to an excessive amount of interest rate, extension, call and marketability risk. Rises in general market rates during 1994 and the first quarter of 1995 caused strains on the Company's liquidity position as a significant portion of the investment portfolio could not be disposed of without realizing significant losses. The aggregate market value deteriorated from a gain of $1.5 million at December 31, 1993, to a loss of $12.0 million at December 31, 1994. Moreover, such changes in general market rates caused a significant slowdown in the cash flows received from mortgage backed securities and extended the weighted-average life of the portfolio. Monthly cash receipts from mortgage backed securities declined from $3.5 million in January of 1994 to $133 in December of 1994. Such slowdown also adversely affected the Company's asset/liability sensitivity position as it restricted management's ability to reinvest such receipts at higher interest rates. Many securities included embedded options, allowing the issuer to call the debt if interest rates declined, thus restricting the Company to only obtaining the contractual premium rate when market rates exceed such premium rate, making it less attractive by comparison. In addition, poor quality with respect to the structure and composition of the holdings subjected the Company to marketability risk. Management experienced difficulty in determining the value at which a security could actually be sold because of the size of the spread between the bid price and offer price. As a direct result of the excessive amount of these types of risks prevalent throughout the portfolio, the Company was placed under an MOU from May 24, 1995, to February 16, 1996.

In order to address regulatory concerns and significantly mitigate the portfolio's risk, management formulated an action plan. Such plan included restructuring management oversight of the investment function, hiring an external investment management consultant group, developing a formalized investment policy and procedures, and formulating and implementing a portfolio reconstitution plan. During the second quarter of 1995, the Board of Directors restructured the investment committee and replaced the individual primarily responsible for the oversight and authority of the investment function. Shortly after its restructuring, the committee hired an external investment management consultant group. Such group, a division of a large international certified public accounting firm, was hired primarily to assist management in assessing the amount and degree of the portfolio's risk and in formulating a sound investment policy and procedures to be followed consistently.
The investment policy prohibits unsuitable securities activities and promotes safety and soundness through establishment of strict limitations to the quality, quantity and maximum maturity for each type of security. Moreover, various operational procedures were adopted to enhance internal controls and assure adherence with the investment policy.

Management took the first step in reconstituting the investment portfolio during the end of the second quarter and early part of the third quarter of 1995 by disposing of thirty-two available for sale securities having an amortized cost and fair value of
$31.1 million and $29.2 million, respectively.  Specifically, the sale consisted of
twenty-six high-risk collateralized mortgage obligations ("CMOs") having an amortized cost of $25.0 million and a fair value of $23.4 million and six structured notes having an amortized cost of $6.1 million and a fair value of $5.8 million. The $1.9 million loss arising from such sale was recognized in the second quarter of 1995, the period in which the decision to sell was made. Subsequent to the aforementioned sale, the Company held the Board of Governors of the Federal Reserve System ("Federal Reserve Board") defined high-risk CMOs with an amortized cost and fair value of $4.3 million and structured notes with an amortized cost of $18.0 million and a fair value of $17.6 million at June 30, 1995. Specifically, the remaining structured notes consisted of $15.0 million of step-up bonds, $1.0 million of dual index notes, and $2.0 million of de-leveraged bonds.

The second phase of the investment portfolio's reconstitution was more difficult as it considered the reclassification of securities designated as held to maturity to available for sale. SFAS No. 115 requires an enterprise to reassess the appropriateness of its accounting and reporting classifications of debt and equity securities at each reporting date. Accordingly, management prepared a comprehensive analysis to the effects of such action from both a regulatory and accounting position. Pursuant to the MOU, the Company was required to maintain a Tier I Leverage ratio exceeding 5.0 percent after adjusting for market depreciation, net of taxes, in securities classified as available for sale and those high-risk CMOs
and
structured notes classified as held to maturity.  An enterprise not subject to such
supervisory action excludes such adjustments in calculating its Tier I Leverage ratio. In addition to the regulatory consideration, management had to consider the effects of such action on a financial accounting basis. Contrary to standard regulatory accounting treatment, whereby an institution not subject to supervisory actions can exclude the unrealized holding adjustment on available for sale securities, financial accounting requires such adjustment to be included as a separate component of stockholders' equity. The Board of Directors, after an extensive examination of the results set forth in such analysis on September 30, 1995, voted unanimously to transfer the entire held to maturity portfolio to available for sale. In conjunction with its review of the analysis, the Board of
Directors made the decision to sell specific securities that were transferred from
the held to maturity portfolio to the available for sale portfolio, which it did in the beginning of October 1995.  The resulting loss of $2.5 million on the sale was
recognized in earnings in the third quarter of 1995, the period in which the decision to sell was made.  Securities disposed of during the second phase of the portfolio
reconstitution plan had an amortized cost of $59.5 million and a fair value of $57.0 million. As a result of completing the second phase, management eliminated all CMOs designated as high-risk and those that had the possibility of meeting any of the average life or interest sensitivity tests in the future. In addition, the carrying value of structured notes was reduced through sales from $21.1 million at December 31, 1994, to $2.9 million at December 31, 1995. After a discussion with an external investment management consultant and review by the FRB, management decided to retain three structured notes with maturities of less than three years. The decision to hold these securities was based on their market values being less than their economic value at the analysis date. Another major group of securities sold during the second phase of the reconstitution was long-term, variable rate securities. Unattractive coupons relative to alternatives and the existence of embedded caps, which restrict the coupon rate from exceeding a certain level regardless of rises in general market rates, were principally responsible for the divestiture of such securities. The Company's holdings of variable rate securities declined from $52.0 million at December 31, 1994, to $17.3 million at December 31, 1995. The weighted-average life of such securities decreased significantly from 13.2 years to 2.5 years at year-end 1994 and 1995, respectively.

Pursuant to SFAS No. 115, sales or transfers from the held to maturity classification for reasons other than those specified, call into question an enterprise's intent to hold other debt securities to maturity in the future. Accordingly, the successful implementation of the reconstitution plan, which benefited the Company by materially reducing its risk posture, prohibited it from reestablishing a held to maturity classification for purchases or transfers in the near term.

The investment portfolio represented 32.2 percent of earning assets at December 31,
1995, compared with 43.9 percent a year earlier. Proceeds from the sale of available for sale securities amounted to $87.1 million and $13.6 million in 1995 and 1994, respectively. The Company realized net securities losses of $4.4 million in 1995 and net securities gains of $495 in 1994 as a result of such sales. The proceeds were used primarily to retire short-term debt and fund loan demand. For the years ended
December 31, 1995 and 1994, the Company had repayments from maturities, calls and principal payments on securities totaling $4.9 million and $15.4 million, respectively. Securities purchases amounted to $44.2 million and $38.9 million during 1995 and 1994, respectively. Purchases during 1995 consisted principally of short-term U.S. Treasury securities to provide future liquidity in funding the loan portfolio and medium-term obligations of states and municipalities to lower the Company's effective tax rate. The net unrealized holding gain amounted to $780, net of income taxes of $401, at December 31, 1995. Such gain represents a change in the net unrealized adjustment of $5.5 million, net of income taxes of $2.8 million, from
December 31, 1994. The net unrealized holding loss totaled $4.7 million, net of income taxes of $2.4 million, at December 31, 1994.

The tax equivalent yield on the investment portfolio improved from 6.1 percent in
1994 to 6.4 percent in 1995. The improvement was principally due to the Company replacing lower-yielding, variable-rate securities with higher-yielding, fixed-rate securities. As a result of the portfolio reconstitution, U.S. Treasury and tax-exempt municipal securities accounted for 68.3 percent of total investments at December 31, 1995, as compared to 23.6 percent at December 31, 1994. The investment portfolio contains minimal credit risk since the majority of its holdings are issued and/or guaranteed by the U.S. Government or federally-sponsored agencies.
Except for
U.S. Treasury securities and U.S. Government agencies, there were no securities of any individual issuer that exceeded 10.0 percent of the Company's stockholders' equity at December 31, 1995 and 1994. All of the securities in the Company's portfolio were considered "investment grade," receiving a rating of "Baa" or higher from Moody's or "BBB" or higher from Standard and Poor's rating services, except for
$2.4 million of tax-exempt obligations of local municipalities, at December 31, 1995.
Investment securities with an amortized cost of $34.0 million and $39.0 million at
December 31, 1995 and 1994, respectively, were pledged to secure deposits, to qualify for fiduciary powers, and for other purposes required or permitted by law. The fair value of such securities was $34.1 million and $36.7 million at December 31, 1995 and 1994, respectively.

LOAN PORTFOLIO:

Despite the modest level of economic expansion, bank loan portfolios grew in response to the conducive interest rate environment. Loan volumes for all commercial banks in the United States grew 9.4 percent during 1995 while the volumes for the Company's peer group increased 7.8 percent over the same period. Lower interest rates provided a more favorable environment for purchasing homes while reducing costs associated with business loans, as well as costs related to the purchase of other goods on credit. The favorable impact of declining interest rates was partially offset by consumer anxiety over adding to their already high debt burdens, given the uncertainty of job and income growth.

For the year consumer lending, consisting of household debt not secured by real estate, grew 13.4 percent for all commercial banks in the United States and represented 45.0 percent of bank lending. Consumers took on debt at an average annual rate of 10.8 percent in the second half of 1995, somewhat less than the 15.0 percent annualized rate for the first half of the year. By year-end, consumer installment debt reached $1.05 trillion, marking an increase of 39.0 percent over the
1990 level. Commercial lending also increased in 1995, rising 8.2 percent over 1994 volumes. Reductions in the cost of financing investments in new capital provided some offset to the slowing tendencies that normally accompany a moderation in economic growth.

The interest rate environment also encouraged growth in the mortgage sector. Average mortgage rates began 1995 at 9.2 percent and dropped to 7.1 percent by year-end. Reductions in mortgage interest rates have put the cost of financing a house within reach for a greater number of families and made it possible for a significant number of households to ease their debt-service burdens by refinancing their homes at lower rates.  Refinancing accounted for 51.5 percent of conventional home loans made by
banks in 1995.  Reductions in the construction of new homes and apartments by
7.3
percent in 1995 was offset by sales of existing homes of 3.8 million units accounting for the 5.0 percent rise in median home prices. Home prices in the Northeast contradicted such trend declining 0.7 percent during 1995.

Loans, net of unearned income, were $213.8 million at December 31, 1995, an increase of $19.4 million, or 9.9 percent, over the volume reported at December 31, 1994. Such increase, adjusted for short-term credit extensions to other financial institutions and the disposition of student loans, would have amounted to $5.9 million in 1995. The Company had aggregate loans of $19.0 million to certain large
Pennsylvania-based commercial banks at December 31, 1995. None of such loans had maturities greater than six months. In addition, management, in response to liquidity strains, sold student loans with a carrying value of $5.6 million to its servicing agent during the second quarter of 1995. The increase in aggregate loan demand, after considering such adjustments, can be explained by a rise in the volume of loans to finance one-to-four family residential properties of $8.6 million and those to finance commercial real estate properties of $3.2 million offset primarily by a decline in commercial and industrial loans. Loans, net of unearned income, as a percentage of total earning assets were 63.3 percent and 56.0 percent at December 31,
1995 and 1994, respectively. During 1995, the peer group's average loans accounted for 62.2 percent of average assets as compared to the Company's ratio of 55.6 percent.

The Company's volume of loans with predetermined interest rates increased $5.7 million and represented 80.7 percent of the portfolio while those bearing floating or adjustable interest rates rose $13.7 million and represented 19.3 percent of the portfolio at December 31, 1995. Customers, in taking advantage of declining interest rates, opted for variable-rate products as opposed to higher-costing, fixed-rate products. The tax equivalent yield on the loan portfolio rose from 8.5 percent in
1994 to 8.8 percent in 1995.  Such increase occurred during the first half of
1995
when interest rates were at their highest point. With the decline in rates, the Company's yield remained level throughout the second half of 1995. Contrary to the large volume of refinancings nationwide, the volume of refinanced residential mortgages declined significantly from $14.4 million in 1994 to $9.5 million in 1995.

The composition of the loan portfolio changed during 1995 primarily due to the effects of the short-term credit extensions made to commercial banks and the disposition of student loans. Commercial loans increased $12.2 million during 1995 and represented 19.5 percent of loans, net of unearned income. Excluding the commercial bank loans, such segment of the loan portfolio would have experienced a decline of $6.8 million during 1995. Although banks throughout the nation experienced a marked increase in consumer credit, the Company experienced a drop in such loans. The $4.6 million decline in consumer loans from $23.9 million at December 31, 1994, to $19.3 million at December 31, 1995, was primarily attributable to the Company's sale of student loans to a servicing agent in the second quarter of
1995.  Had such sale not occurred, the Company would have had an increase of
$1.0
million in consumer loans for 1995. Despite such nonrecurring effects, loans to finance real estate remained at approximately 72.0 percent of total loans outstanding. A favorable interest rate climate coupled with declining home prices in the Northeast were the primary reasons for the increased residential mortgage lending. The Company's interest rates on mortgage loans peaked at 9.5 percent during the first quarter of 1995. By the end of the fourth quarter, rates as low as
7.0 percent were being offered on the same products.

At December 31, 1995 and 1994, the Company had no loan concentrations exceeding 10.0 percent of total loans. The Company limits its exposure to concentrations of credit risk by the nature of its lending activities as approximately 56.6 percent of total loans outstanding were secured by residential properties. The average mortgage outstanding on a residential property was $32.9 at December 31, 1995. In addition, the loan portfolio did not consist of any form of credit involving highly-leveraged transactions, defined as financing transactions that involve the buyout, acquisition or recapitalization of an existing business and include credits extended to highly-leveraged industries, at December 31, 1995 or 1994.

In the ordinary course of business, the Company has entered into off-balance sheet financial commitments consisting of commitments to extend credit, unused portions of home equity and credit card lines, and commercial letters of credit. The Company's exposure to such commitments remained constant at $9.6 million at December 31, 1995 and 1994. No provision for losses on these off-balance sheet commitments was deemed necessary for 1995 or 1994.

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit interest rate risk. At December 31, 1995, management determined that approximately 41.1 percent of the lending portfolio was scheduled to reprice within twelve months. The 41.1 percent surpassed the 30.3 percent at December 31, 1994, as a result of an increased level of short-term funding and a slight improvement towards achieving management's goal of generating variable-rate loans.

The Company does not sell loans secured by real estate. Accordingly, SFAS No. 122,
"Accounting for Mortgage Servicing Rights," which was required to be applied prospectively in fiscal years beginning after December 31, 1995, will not have any effect on future operating results or financial position.

ASSET QUALITY:

Banking industry credit problems were low during 1995 as evidenced by declines in the levels of nonperforming loans and nonperforming assets of 7.8 percent and 15.2 percent, respectively. Nonperforming assets, as a percentage of loans, net, was 1.6 percent at December 31, 1994, as compared to 1.2 percent at December 31, 1995.
Net
charge-offs as a percentage of average loans outstanding increased slightly from 0.24 percent at year-end 1994 to 0.28 percent at year-end 1995. Such increase was a result of mounting credit card deficiency ratios. Of the credit card loans extended in 1995, 4.3 percent were written-off as losses.

Higher unemployment levels in the Company's market area as compared to Pennsylvania and the United States resulted in asset quality deteriorations as indicated by 1995 statistics. The peer group's ratio of nonperforming assets as a percentage of loans, net, increased from 1.51 percent at December 31, 1994, to 1.71 percent at December
31, 1995. Moreover, the peer group reported deteriorating levels of net charge-offs as a percentage of average loans outstanding from 0.27 percent in 1994 to 0.20 percent in 1995.

Nonperforming assets, consisting of nonperforming loans and foreclosed assets, totaled $4.2 million at December 31, 1995, compared to $3.3 million at December 31,
1994. The Company experienced a net increase of $215 in foreclosed assets during
1995, as transfers of six loans from nonaccrual status totaling $452 were offset by the sale of six properties totaling $457, including net gains on such dispositions of
$36. Also included in other real estate was a property originally purchased by the
Company to be used as a site for a new branch office. As a result of the downturn in the Company's financial position prior to management's corrective actions, management decided to suspend its plan and transferred such property to other real estate at
$220, which equals 80.0 percent of its appraised value with the difference being recorded in other losses. The carrying values of all properties included in other real estate were less than 80.0 percent of their collateral values at December 31, 1995.

Nonperforming loans, consisting of accruing loans past due 90 days or more and impaired loans, increased $686 during 1995. The increase in nonperforming loans was principally due to the $726 rise in accruing loans past due 90 days or more, offset by a $40 decline in impaired loans. The $40 change in impaired loans included gross loans placed into such category of $1,081 and gross loans removed as a result of charge-offs, transfers to other real estate, and principal repayments totaling $69,
$457 and $595, respectively. Accruing loans past due 90 days or more increased from
$1.4 million at December 31, 1994, to $2.2 million at December 31, 1995. The ratios of nonperforming assets and loans past due 90 days or more as a percentage of total loans, net, of 1.96 percent and 1.01 percent, respectively, at December 31, 1995, compared unfavorably to ratios of the peer group of 1.71 percent and 0.34 percent, respectively. The ratio of assets classified by bank examiners in 1995 as a percentage of Tier I capital declined 2.3 percent from the comparable ratio of 1994.

The Company's recorded investment in impaired loans, consisting of nonaccrual
and
restructured loans, was $1,593 and $1,633 at December 31, 1995 and 1994, respectively. The average recorded investment in impaired loans was $1,621 for 1995 and $2,075 for 1994. Impaired loans included a $262 restructured loan to one commercial customer. Such credit has been performing in accordance with its modified terms since the initial restructuring of $315 in 1993 and the additional restructuring of $64 of an existing loan to the same customer in 1995, with $38 in repayments received in 1995. As a result of a 1994 reevaluation of the collateral value of such loan, management feels confident that the credit is adequately secured in order to eliminate any possibility of loss. Interest income related to impaired loans would have been $66 and $136 in 1995 and 1994, respectively, had such loans been current and the terms not been modified. Interest recognized on impaired loans amounted to $92 in 1995 and $45 in 1994. Included in these amounts is interest recognized on a cash basis of $87 and $40, respectively. Cash received on impaired loans applied as a reduction of principal totaled $595 in 1995 and $183 in 1994. There were no commitments to extend additional funds to such parties at December 31, 1995 or 1994.

The allowance for loan losses, against which loans are charged-off, was $3.9 million at December 31, 1995, representing 1.83 percent of loans, net, compared to $3.6
million and 1.84 percent at December 31, 1994.    Improved success rates in loan
collections coupled with monthly provisions to the allowance account provided the greatest influence to the increased volume. In comparison, the peer group reported ratios of 1.43 percent and 1.46 percent at December 31, 1995 and 1994, respectively.
Management and external examiners deemed the Company's allowance for loan losses account to be adequate at December 31, 1995 and 1994.

Included in the allowance account were amounts for impaired loans of $1,331 in 1995 and $1,397 in 1994 for which there are related allowances for loan losses of $614 and
$488, respectively. The recorded investment, for which there was no related allowance for loan losses, was $262 and $236 at December 31, 1995 and 1994, respectively. In 1995, activity in the allowance for loan losses account related to impaired loans included a provision charged to operations of $4, losses charged to the allowance of $69 and recoveries of amounts charged-off of $191.

As a percentage of nonperforming loans, the allowance account covered 104.3 percent and 117.0 percent at year-end 1995 and 1994, respectively. Relative to all nonperforming assets, the allowance covered 93.3 percent at December 31, 1995, and 108.9 percent at December 31, 1994.

Net charge-offs were $108 or 0.05 percent of average loans outstanding in 1995 compared to $393 or 0.21 percent in 1994. The peer group reported net charge-offs as a percentage of average loans outstanding of 0.20 percent and 0.27 percent in
1995
and 1994, respectively. Approximately 36.4 percent of the gross charge-off activity in 1995 resulted from recognizing write-downs upon reappraisals of collateral securing nonaccrual loans in accordance with maintaining appropriate loan-to-value ratios.

DEPOSITS:

In 1995, banks throughout the nation experienced a rebirth in personal savings patterns despite a decline in the interest rate environment. Personal savings rates, a measure of savings as a percentage of disposable after-tax income, rose to 4.4 percent in 1995 compared to 3.8 percent in 1994. Demographics played an instrumental role in this increase as the "baby boomer" generation approached its peak earning years and began to increase savings in preparation for retirement. Increased savings levels cause consumer spending levels to slow at a greater rate but may aid in controlling inflation and reducing interest rates. Such reductions in interest rates occur because there is more money being deposited into savings accounts, which leads to banks having greater access to funds for lending, thus lowering borrowing costs for consumers and businesses. The falling interest rate environment caused a change in the deposit structure of banks as customers chose shorter-term deposit products in place of those products having longer maturities. One-year certificates of deposit had only a 76 basis point decrease compared to 1994 while the five-year product declined by nearly double that amount, closing 1995 at 5.31 percent. Overall, retail time deposits grew over $100.0 billion during 1995, approximately twice the amount of
1994.  Aggregate deposit growth for United States financial institutions was
6.6 percent in 1995.

Total deposits averaged $317.9 million in 1995 as compared to $309.7 million in 1994, an increase of 2.6 percent. The average growth experienced by Northeastern Pennsylvania banks was 7.6 percent for the comparable period. The majority of the
Company's deposit growth occurred during the second quarter as deposits grew at an annualized rate of 12.6 percent. Most of the second quarter growth was attributable to an increase in retail time deposits as management aggressively competed for funds in order to reduce its reliance on FHLB-Pgh short-term borrowings to fund normal daily operations. Once management resolved the Company's liquidity problem, it became less competitive with respect to product pricing as evidenced by a significantly slower growth rate in deposit volumes of 4.4 percent annualized during the third quarter of 1995. Management made further reductions in rates during the fourth quarter of 1995 as the proceeds from the investment portfolio reconstitution resulted in a liquidity surplus. Such action, coupled with normal cyclical deposit reductions caused by increased spending during the holiday season, resulted in the
Company reporting an annualized decline of 8.8 percent in deposits during the fourth quarter of 1995. The deposit composition changed as evidenced by a decline in the average volume of transaction accounts as a percentage of average total deposits from
46.5 percent to 42.0 percent in 1994 and 1995, respectively. Such change is a function of depositors sacrificing accessibility by transferring funds from lower-yielding transaction accounts to higher-yielding time deposits. Although beneficial in funding loan demand, the growth of retail certificates of deposit increased the
Company's reliance on higher-costing funding sources. Average time deposits accounted for 51.4 percent of average assets during 1995 as compared to 36.9 percent for the peer group. The Company also experienced a downward shift in its average core deposits to average total deposits from 91.6 percent in 1994, to 90.8 percent in
1995. The Company's cost of deposits rose from 4.2 percent in 1994 to 4.8 percent in
1995 as compared to the peer group's cost from 3.7 percent to 4.5 percent, respectively. The average rate on certificates of deposit less than $100 increased from 5.5 percent during the first quarter of 1995 to 5.9 percent during the fourth quarter of 1995.

An integral part of achieving lower costs is the Company's ability to build its base of noninterest-bearing deposits. The Company's noninterest-bearing deposits grew
$1.9 million from $23.5 million at December 31, 1994, to $25.4 million at December
31, 1995. Average volumes of noninterest-bearing deposits increased from $21.8 million to $24.1 million in 1994 and 1995, respectively, and comprised 6.7 percent of total average assets for 1995, compared to 6.2 percent for 1994. Such improvement resulted from building stronger relationships with local businesses and municipalities.

Volatile deposits, time deposits in denominations of $100 or more, decreased from
$30.2 million at December 31, 1994, to $29.7 million at December 31, 1995, however
the Company exhibited a lesser reliance on such funding as compared to the peer group during 1995.  Average volatile deposits, as a percentage of average assets, was
8.2
percent in 1995 as compared to 8.7 percent for the peer group. The average cost of such funds rose 14 basis points during 1995. The slight decline in the volume of
Volatile deposits resulted from management choosing not to aggressively compete for these deposits during 1995 due to their higher cost and the Company's improved liquidity position.

As a result of the aforementioned actions taken to improve the liquidity posture of the Company, management effectively eliminated its reliance on short-term borrowings to fund normal operations. During the second quarter of 1995, the Company's reliance on borrowed funds peaked at $34.6 million, funding 10.2 percent of earning assets.
At December 31, 1995, aggregate borrowings amounted to $3.1 million or 0.9 percent of earning assets. The Company's total borrowings averaged $14.7 million with a weighted-average rate of 6.2 percent in 1995 as compared to $16.2 million at 4.9 percent in 1994. The higher cost of such funding was a result of an increase in the cost of short-term borrowings from 4.9 percent in 1994 to 6.8 percent in 1995.

At December 31, 1995, the Company had no short-term borrowings outstanding. At December 31, 1994, total short-term borrowings amounted to $16.0 million at 6.6 percent. Short-term borrowings consisted of a line of credit and fixed-rate advances with the FHLB-Pgh secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investment and mortgage backed securities and mortgage loans. The average daily balance of aggregate short-term borrowings was $9.9 million in 1995 and $11.2 million in 1994.
The maximum amount of all short-term borrowings outstanding at any month-end was $28.0 million and $19.4 million during 1995 and 1994, respectively. The FHLB-Pgh line of credit included in total short-term borrowings had an average daily balance of $3.6 million and weighted-average rate of 6.2 percent during 1995. The maximum amount of such loan outstanding at any month-end was $17.6 million during 1995. Short-term borrowings during 1994 consisted entirely of the FHLB-Pgh line of credit.

In addition, the Company reduced its long-term debt by $2.0 million during 1995 as a
5.7 percent fixed-rate advance was redeemed at the option of management. No prepayment fee was required upon redemption of such note as the interest rate on the advance approximated the prevailing interest rate at the date of the prepayment for advances of the same amount and terms.

INTEREST RATE SENSITIVITY:

Pursuant to the guidelines set forth in the MOU, management submitted to the FRB a written plan to limit and/or reduce the Company's overall exposure to interest rate risk. Such plan was required to consider the Company's earning capacity, capitalization and funding profile. According to the FRB, such plan provided a very comprehensive assessment of the Company's overall exposure to interest rate risk, including a summary of how changes in interest rates would impact the Company's earnings performance, liquidity provisions and capital position. Also addressed were actions taken to reduce the Company's overall exposure and management's plans to further mitigate the Company's risks through the reconstitution of the available for sale portfolio and the restructuring of the Company's balance sheet. Additional strategies outlined in the plan, which the Company considers proprietary in nature, included the disposition of securities having a high degree of market value and liquidity risk, development and enhancement of monitoring and reporting systems to demonstrate that the Company has an understanding and ability to manage risk, and the development of investment policies and procedures and an asset/liability policy to control and monitor the Company's interest rate exposure.

Management effectively lessened the Company's exposure to changing interest rates as represented by an improvement in its ratio of rate sensitive assets to rate sensitive liabilities repricing within one year from 0.84 at December 31, 1994, to 0.93 at December 31, 1995. Based upon the guidelines set forth in the Company's asset/liability management policy, these ratios fell within the 0.7 and 1.3 deemed by management to be acceptable. Such an improvement was directly attributable to the
Company's disposal of long-term investment securities. The proceeds from such sales were used to retire short-term debt and invest in short-term securities and loans.
The Company's cumulative one-year gap position improved as a result of such action, partially offset by an increase in the volume of retail time deposits repricing within one year. Such deposits amounted to $79.4 million at December 31, 1994, as compared to $90.3 million at December 31, 1995.

As a result of gap analysis failures to address dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability
management by using a simulation model.  Such model creates pro forma net interest
income scenarios under various interest rate assumptions ("shocks").  Model results
from December 31, 1995, indicated that a decline in net interest income of 5.4 percent was expected had a parallel and instantaneous rise in interest rates of 100 basis points occurred. Conversely, a similar decline in interest rates would have resulted in a 4.9 percent increase in net interest income.

LIQUIDITY:

In accordance with the requirement of the MOU, the Company developed a liquidity plan
during the third quarter of 1995.   The mission of such plan is to ensure the
Company
has the ability to generate cash at a reasonable cost in order to satisfy commitments to borrowers as well as to meet the demands of depositors and debtholders. The Company's liquidity plan consists of an assessment of its current liquidity position and includes a determination of appropriate standards for the volume, mix, price and maturity of loans, investments and deposits. In addition, management ascertains the appropriate level of short-term assets required to fund normal day-to-day operations and to ensure the Company's ability to meet off-balance sheet commitments and unanticipated deposit withdrawals. The plan developed control and monitoring procedures for evaluating the Company's daily liquidity position. Finally, the plan introduced strategies to assure future liquidity. Such strategies, which the Company considers proprietary in nature, include the maintenance of a minimum net federal funds sold cushion, a capital contingency strategy, and enhanced strategies on loan and deposit pricing.

The most significant action taken during 1995 in improving the liquidity position of the Company occurred on September 30, 1995, when the Board of Directors voted unanimously to reconstitute the entire investment portfolio. Such action eliminated the Company's reliance on short-term borrowings and certain securities having long average lives that exhibited high degrees of market price volatility and those securities that were exposed to extension risk. The reconstituted portfolio consists of securities that are of significantly higher quality with lower average lives and that demonstrate more stable cash flows. This type of portfolio will assure the Company of a secondary source of liquidity without incurring severe losses in market value during a rising interest rate environment. Other actions taken in 1995 to alleviate the Company's liquidity strains included the introduction of a program to aggressively compete for deposits during the second quarter of 1995 and the disposition of its student loan portfolio.

As a result of such actions and the institution of the liquidity plan, the Company showed a marked improvement in its liquidity position in 1995 compared to 1994. The
Company's temporary investments to volatile liabilities and its volatile liabilities less temporary investments to total assets less temporary investments ratios improved dramatically from 8.7 percent and 11.8 percent at December 31, 1994, respectively, to
118.9 percent and negative 1.8 percent at December 31, 1995, respectively. These ratios were also well above the 110.9 percent and 0.7 percent ratios respectively, recorded by the peer group at year-end 1995.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash and due from banks and federal funds sold, increased
$15.2 million in 1995. Net cash provided by operating activities totaled $4.6 million and resulted primarily from net income adjusted for deferred income taxes and securities losses.

Net cash provided by investing activities of $28.1 million was the major component of the net increase in cash and cash equivalents.  The major component of the inflow
from investing activities was investment sales and repayments in excess of investment purchases, partially offset by the net increase in lending activities.  The
$47.7
million in net cash provided through security activities resulted primarily from receiving proceeds from sales of available for sale investment securities of $87.1 million. Such sales were in line with the Company's efforts to reconstitute the portfolio to mitigate risk through higher-quality investments with shorter average lives and more stable cash flows. The $25.4 million net outflow from lending activities consisted almost entirely of short-term loans issued to various banks during the fourth quarter of 1995.

Net cash used in financing activities totaled $17.5 million in 1995, principally as a result of the Company reducing its short-term borrowings by $16.0 million for the year as well as paying off a $2.0 million long-term note in the fourth quarter. Partially offsetting these decreases was an increase in deposits of $1.0 million.

CAPITAL ADEQUACY:

Stockholders' equity improved $5.2 million during 1995 principally due to the reversal in the Company's unrealized holding adjustment. The Company reported a net unrealized holding loss of $4.7 million at December 31, 1994, and a net unrealized holding gain of $780 at December 31, 1995. The implementation of the reconstitution plan during 1995 limited the Company's exposure to interest rate risk through improvements in the quality, composition and structure of the investment portfolio.
Such improved risk position made the Company less susceptible to market depreciation on available for sale securities resulting from rising interest rates.

In accordance with the MOU, which became effective May 24, 1995, and was terminated on February 16, 1996, the Company was required to maintain a Tier I Leverage ratio of no less than 5.0 percent after adjusting for unrealized holding losses, net of income taxes, in securities classified as available for sale and those high-risk securities and structured notes classified as held to maturity. At December 31, 1995, the Company classified all securities as available for sale, which had an unrealized holding gain, net of income taxes, of $780. At December 31, 1994, the Company exceeded all requirements of the well-capitalized regulatory classification that include a total risk-based ratio of at least 10.0 percent, a Tier I ratio of at least
6.0 percent, and a Leverage ratio of at least 5.0 percent. Although the Company exceeded the required ratio levels to be considered well-capitalized at December 31,
1995, such designation could not be given as a result of the MOU provision requiring it to meet and maintain the specified capital level. Subsequent to the termination date of the MOU, the Company regained its well-capitalized status.

In accordance with the MOU, the Company submitted a written plan to maintain an adequate capital position acceptable to the FRB, taking into account the risk inherent in the Company's securities portfolio. The plan addressed: (I) the current and future capital requirements of the Company, including the maintenance of capital ratios well in excess of minimum regulatory guidelines; (II) the market value of the
Company's securities and the resulting effect on its capital; (III) the maintenance of a Tier I Leverage ratio of no less than 5.0 percent after adjusting for market depreciation, net of applicable taxes, in securities classified as available for sale and those high-risk securities and structured notes classified as held to maturity;
(IV) any planned growth in the Company's assets; (V) the Company's anticipated level of net earnings, taking into account the projected asset/liability position and exposure to changes in market interest rates; and (VI) the source and timing of additional funds to fulfill the future capital requirement set forth in the MOU. The submitted plan covered the period from July 1, 1995, to June 30, 1998, taking into account the market value of the Company's securities and the resulting effect on capital position under four different interest rate scenarios.

The Company's dividends declared increased from $455 to $462 for the years of
1994
and 1995, respectively. The capital appreciation of the Company's common stock amounted to 5.0 percent for the year ended December 31, 1995.
REVIEW OF FINANCIAL PERFORMANCE:

The nation's top fifty commercial banks posted a $32.1 billion profit for 1995, a 9.0 percent increase over the 1994 level. Higher noninterest income and lower noninterest expenses were the major components in improved earnings partially offset by a tightening of the net interest margin.  Noninterest income levels, excluding
securities transactions and nonrecurring income, increased 11.0 percent over
1994
recorded levels while noninterest expenses were confined to a 5.0 percent rise. The net interest margin of such banks narrowed from 4.1 percent in 1994 to 3.9 percent in 1995.

Over $42.0 billion in bank mergers occurred in 1995, nearly four times the activity of 1994. An easing of interstate banking laws, in response to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, made bank mergers a more attractive option. In addition, consolidations and restructuring within the industry continued during 1995 as institutions anticipate interstate branching. Such activities influence earnings levels of the banking industry in several ways. Mergers often lead to higher service charges as larger banks tend to charge higher fees and usually require larger minimum balances than smaller banks. Over the past two years, large bank service charges have risen at twice the inflation rate. Also, services that were free to customers in the past now carry charges. Mergers also reduce noninterest expenses for banks. Expense benefits associated with bank mergers are cost reductions from the consolidation of offices, elimination of branches, and personnel downsizing. On average, banks that made acquisitions during 1995 reduced the expenses of the acquired bank by 38.0 percent. Noninterest expenses were also aided by the August 8, 1995, decision by the FDIC to reduce insurance premiums paid by banks. This decision provided savings of approximately $4.0 billion for the banking industry.

The beneficial effects from the improvements in noninterest income and expenses were partially offset by tighter net interest margins. As market interest rates fell in
1995, the importance of deposits as a funding source and the value of customer relationships, as openings to offer other products, kept institutions from lowering rates to the same degree as experienced in general market rates.

The Company's reported net income for the year ended December 31, 1995, was $200 compared to $3,325 in 1994. On a per share basis, earnings were $0.09 for the year, compared with $1.51 reported in 1994.  The material reduction in net income was
a
direct result of the Company's recognition of nonrecurring losses from restructuring the investment portfolio and nonrecurring costs associated with its compliance to the
MOU. Net income, excluding such one-time adjustments, would have totaled $3.4 million in 1995 similar to the comparable net income of 1994. The return on average assets and return on average stockholders' equity were 0.06 percent and 0.77 percent in 1995, respectively, as compared to 0.95 percent and 14.26 percent in 1994, respectively. Adjusting for the aforementioned nonrecurring charges, return on average assets and return on average equity would have been 0.95 percent and 13.17 percent, respectively, in 1995.  The comparable ratios of the peer group were
1.11 percent and 11.18 percent in 1995, respectively.

Net interest income on a tax equivalent basis declined from $12,760 in 1994 to $12,215 in 1995. Such reduction was a result of the Company's cost of funds increasing at a greater rate than its yield on earning assets. Interest income on a tax equivalent basis increased $1,507 from $25,702 in 1994 to $27,209 in 1995. Interest expense increased $2,052 from $12,942 in 1994 to $14,994 in 1995.

As a result of being adequately reserved after consideration of the Company's loan volume and asset quality, management reduced its monthly provision charged to operations during 1995. Accordingly, the loan loss provision declined from $800 in 1994 to $435 in 1995.

Noninterest income recorded a loss of $3,196 in 1995, a decrease of $4,201 compared to 1994. The majority of such decrease was attributable to reporting investment securities losses of $4,393 in 1995 as opposed to net investment and trading securities losses of $161 in 1994. Revenue from service charges, fees and commissions increased $31 from 1994 to 1995.

Noninterest expense totaled $8,194 in 1995, an increase of $245, or 3.1 percent, compared to 1994. During 1995, the rise in salaries and employee benefits expense and other expenses of $246 and $26, respectively, was partially offset by a decline in net occupancy and equipment expense of $27. The unfavorable variance of $245 includes nonrecurring expenses of approximately $500 associated with compliance to the MOU.

NET INTEREST INCOME:

Net interest income on a tax equivalent basis decreased to $12,215 in 1995, a reduction of $545 or 4.3 percent, compared to 1994. Such reduction resulted from a decline in the Company's net interest margin partially offset by the growth in average earning assets exceeding that of interest-bearing liabilities.

Changes in the volumes of average earning assets in excess of average interest-bearing liabilities resulted in a positive influence of $50 on net interest income.
Total average earning assets increased $4.9 million to $351.2 million in 1995 while average interest-bearing liabilities increased $4.4 million to $308.5 million in 1995. The Company experienced a 5.7 percent increase in its volume of average loans from $189.0 million to $199.7 million in 1994 and 1995, respectively. Such increase was responsible for $915 of the improvement in interest income as a result of volume changes. The other major contributor to the favorable rise in interest income was the higher average volume of federal funds sold in 1995, which contributed $977 to the rise in interest income. Average federal funds sold increased $16.8 million during 1995 as management invested proceeds from the sales of securities into such funds in response to a flattening yield curve. The decision to reconstitute the investment portfolio led to a $1,327 unfavorable volume variance in investments. The average volume of investments declined $22.5 million or 14.3 percent to $134.5 million during 1995. The unfavorable volume variance of $508 in interest expense partially offset the favorable volume variance of $558 in interest income. Increased volumes of retail and commercial time deposits, partially offset by decreased savings volumes, were the major contributors to such variance. Average aggregate time deposits grew from $165.6 million in 1994 to $184.5 million in 1995 as customers sacrificed accessibility to obtain higher yields.

The Company's unfavorable rate variance of $595 in net interest income for the comparable years of 1994 versus 1995 resulted from a decline in the Company's net interest margin as earning assets yield rose at a slower pace than cost of funds.
The Company's net interest margin decreased by 20 basis points from 3.68 percent in
1994 to 3.48 percent in 1995 while its net interest spread fell 27 basis points from
3.16 percent to 2.89 percent for the same period. Earning assets yield rose from
7.42 percent to 7.75 percent while funds cost rose from 4.26 percent to 4.86 percent for the comparable years of 1994 and 1995. The cost of funds increase came in response to the Company's aggressive retail time deposit product pricing in light of prior liquidity strains. Such pricing was responsible for $1,202 of the $1,544 negative rate variance in interest expense. A $949 positive rate variance associated with interest income partially offset the negative rate impact on interest expense.
Such increase came primarily from the loan portfolio as it accounted for $654 of the increase. Loan yields rose 33 basis points in 1995 from 8.48 percent to 8.81 percent.

PROVISION FOR LOAN LOSSES:

Provisions for loan losses for the nation's top 50 banks increased 10.0 percent in
1995 to $7.8 billion. Such increase came in response to a rise in net charge-offs for the year of 13.0 percent to $8.6 billion, which pushed net charge-offs as a percentage of average loans outstanding to 0.54 percent in 1995 from 0.53 percent in
1994. Even after taking higher provisions, net charge-offs still outdistanced the provision for the year by $800.0 million, resulting in a 1.0 percent reduction in the allowance for loan losses account.

Contrary to the provision stance taken by the banking industry, the Company reduced its provision for loan losses by $365 to $435 in 1995 from the $800 taken in 1994.
As net charge-off levels rose nationwide, the Company experienced an improvement in its level. Net charge-offs for the Company declined to $108 from $393 for the comparable periods of 1995 and 1994.

NONINTEREST INCOME:

The Company reported a loss of $3,196 in noninterest income for the year ended December 31, 1995, as compared to income totaling $1,005 for the year ended December
31, 1994. The $4,201 decline was primarily a result of reporting net losses on investment securities of $4,393 in 1995 compared to net losses of $161 in 1994 on investment and trading account securities. The divestiture of high-risk CMOs, structured notes and other highly criticized investments provided the major component of the 1995 securities losses.

An increased volume of service charges, fees and commissions partially offset the net security losses incurred in 1995. The $31 or 2.7 percent increase over the previous year was principally due to fees recognized during the first six months of 1995 from forfeitures on certificates of deposit as customers took advantage of higher yields offered on longer-term instruments.

NONINTEREST EXPENSE:

Noninterest expense totaled $8,194 in 1995, an increase of $245, or 3.1 percent, compared to 1994. The Company had a net overhead expense to average assets ratio of
1.9 percent, an improvement over the 2.0 percent recorded in 1994. In relation to the peer group ratio of 2.8 percent, the Company continues to demonstrate a greater efficiency level. In addition, the Company's operating efficiency ratio showed an increase from 59.6 percent at December 31, 1994, to 64.1 percent at December 31, 1995. Reduced levels of net interest income, coupled with the increase in noninterest expense, were responsible for the adverse change in such ratio.

Salaries and benefits composed 49.2 percent of noninterest expense and totaled $4,028 in 1995, representing a $246 or a 6.5 percent increase compared to 1994. The majority of such increase was attributable to the Company's Board of Directors exercising its termination option of the former President and Chief Executive Officer's written employment agreement during the second quarter of 1995. The one-time cost of exercising such agreement approximated $207.

Net occupancy and equipment expense amounted to $1,222, a decrease of $27, or
2.2
percent, compared to 1994. The reduction is a reflection of lower costs associated with the maintenance of bank facilities partially offset by greater costs related to the maintenance of equipment used in normal bank operations.

Other expenses totaled $2,944 in 1995, an increase of $26 compared to the 1994 level.
Such increase came as a direct result of the Company's compliance with the MOU. The aggregate costs associated with compliance approximated $500 for the year ended December 31, 1995. Had the Company not been under this written directive, other expenses would have declined $474 for 1995 as compared to 1994.

Partially offsetting the increase in other expenses associated with the MOU was a reduction in the Company's FDIC insurance expense. Effective August 8, 1995, the
FDIC's Board of Directors put its proposal to lower bank deposit insurance premiums into effect. Such reduction came in response to the recapitalization of the Bank
Insurance Fund during the second quarter of 1995. Under the plan, rates ranging from
4 to 31 cents per every one hundred dollars of insured deposits were assessed dependent upon risk characteristics of each institution. Based on the evaluation of its risk characteristics, the Company's insurance rate was reassessed from 26 cents per every one hundred dollars of insured deposits to 7 cents per every one hundred dollars of insured deposits. This reevaluation led to a $261 reduction in the Company's FDIC insurance premiums for 1995.

INCOME TAXES:

As a result of the loss before income taxes, the Company reported a tax benefit for
1995. The tax benefit was 156.8 percent of the loss before tax and above the marginal tax rate due to the effect of tax-exempt income. The Company was able to utilize the tax benefit because of taxable income in previous years and expectations of the future realization of the benefit. During 1994, the Company's effective tax rate was 22.8 percent.
As required by SFAS No. 109, "Accounting for Income Taxes," the Company has determined that it was not required to establish a valuation reserve for the deferred tax assets in 1995 or 1994 since it is more likely than not that the net deferred tax assets could be principally realized through carryback to taxable income in prior years and by future reversals of existing taxable temporary differences or, to a lesser extent, through future taxable income.


COMM BANCORP, INC.
DIRECTORS AND OFFICERS

BOARD OF DIRECTORS
COMM BANCORP, INC.

DAVID L. BAKER
PRESIDENT AND
CHIEF EXECUTIVE OFFICER
Comm Bancorp, Inc. and
Community Bank and Trust Company

DONALD R. EDWARDS, SR.
Owner, Mountain View Inn

WILLIAM F. FARBER, SR.
CHAIRMAN OF THE BOARD
President, Farber's Restaurants

JUDD B. FITZE
Attorney
Farr, Davis & Fitze

JOHN P. KAMEEN
SECRETARY
Publisher, Forest City News

WILLIAM B. LOPATOFSKY
Retired

J. ROBERT MCDONNELL
VICE PRESIDENT
Owner, McDonnell's Restaurant

JOSEPH P. MOORE, JR.
President, Elk Mountain Ski Resort, Inc.

ERIC STEPHENS
Auto Dealer,
H.L. Stephens and Son


CORPORATE OFFICERS
COMM BANCORP, INC.

DAVID L. BAKER
President and
Chief Executive Officer

THOMAS M. CHESNICK
Assistant Secretary

WILLIAM F. FARBER, SR.
Chairman of the Board

JOHN P. KAMEEN
Secretary

J. ROBERT McDONNELL
Vice President

SCOTT A. SEASOCK
Senior Vice President
Chief Financial Officer

THOMAS E. SHERIDAN
Senior Vice President
Chief Operations Officer

BOARD OF DIRECTORS
COMMUNITY BANK AND TRUST COMPANY

ROBERT BABCOCK
Retired

DAVID L. BAKER
PRESIDENT AND
CHIEF EXECUTIVE OFFICER
Comm Bancorp, Inc. and
Community Bank and Trust Company

DONALD R. EDWARDS, SR.
Owner, Mountain View Inn

WILLIAM F. FARBER, SR.
CHAIRMAN OF THE BOARD
President, Farber's Restaurants

JUDD B. FITZE
Attorney
Farr, Davis & Fitze

MICHAEL T. GOSKOWSKI
SECRETARY
Owner, Kartri Sales Mfg.

ALLAN A. HORNBECK
President, Allan Hornbeck Chevrolet

JOHN P. KAMEEN
Publisher, Forest City News

ERWIN KOST
Owner, Kost Tire and Muffler

WILLIAM B. LOPATOFSKY
Retired

J. ROBERT McDONNELL
VICE PRESIDENT
Owner, McDonnell's Restaurant

JOSEPH P. MOORE, JR.
President, Elk Mountain Ski Resort, Inc.

THEODORE POROSKY
Owner, Porosky Lumber

ROBERT T. SEAMANS
Owner, Seamans Airport

ERIC STEPHENS
Auto Dealer,
H.L. Stephens and Son
















COMM BANCORP, INC.
DIRECTORS AND OFFICERS (CONTINUED)

ADVISORY BOARDS
COMMUNITY BANK AND TRUST COMPANY

CARBONDALE OFFICE

JOSEPH J. BRENNAN
Brennan and Brennan Funeral Home

JOHN J. CERRA
Attorney
Walsh and Cerra

ROBERT W. FARBER
R.W.F. Computer Consulting Co.

HENRY E. DEECKE
Henry E. Deecke Real Estate

HAROLD McGOVERN
McGovern Insurance Agency
Gantar Insurance


CLIFFORD OFFICE

DONALD R. EDWARDS, SR.
Owner, Mountain View Inn

WILLIAM F. FARBER, JR.
Manager, Farber's Restaurants

THOMAS J. LOPATOFSKY, JR.
Lenox Propane

JOSEPH T. McGRAW
Attorney
McGraw and McGraw

ERIC STEPHENS
Auto Dealer,
H.L. Stephens and Son


EATON TOWNSHIP,
LAKE WINOLA AND
TUNKHANNOCK OFFICES

ROD AZAR
Azar Insurance Agency

JUDD B. FITZE
Attorney
Farr, Davis & Fitze

DOUG GAY
Gay's True Value

THOMAS KUKUCHKA
Sheldon-Kukuchka Funeral Home

GLEN LAYAOU
Eaton Hills Development Corp.
Layaou Construction Co.

HOWARD TRAUGER
Trauger's, Inc.






MONTROSE OFFICE

ROBERT BABCOCK
Retired

EDGAR B. BAKER
Consultant

DUANE JERAULD
Montrose Beverage

TOM KERR
Tom Kerr Chevrolet

ROBERT LEE
Lee's Furniture Store

DONNA WILLIAMS
Livestock Dealer/Farmer


NICHOLSON OFFICE

RICHARD LOCHEN
Lochen's Market

MARK NOVITCH
Kram Trucking

DAVID SCHMIDT, JR.
Schmidt's Valley Farm Market

CHARLES SPENCER
Retired


SIMPSON OFFICE

WILLIAM A. KERL
Kerl's Coal and Oil

FRANCIS LAPERA
Lapera Oil Company

SUSAN MANCUSO
Accountant
Mancuso and Mancuso

GERALD SALKO, D.D.S.
Dentist























COMM BANCORP, INC.
DIRECTORS AND OFFICERS (CONTINUED)

OFFICERS
COMMUNITY BANK AND TRUST COMPANY

DEBORAH AYERS
Acting Tunkhannock
Branch Manager

DAVID L. BAKER
President and
Chief Executive Officer

WILLIAM R. BOYLE
Vice President
Branch Administrator
Carbondale Branch Manager

MARK E. CATERSON
Vice President
Senior Trust Officer

THOMAS M. CHESNICK
Vice President, Cashier
Forest City Branch Manager

JOHN B. ERRICO
Comptroller

CRAIG FISCHER
Lakewood Branch Manager

VALERIE HITE
Simpson Branch Manager

RANDOLPH LaCROIX
Clifford Branch Manager

PAMELA S. MAGNOTTI
Compliance Officer

JOELYN MARK
Vice President
Marketing

MARY ANN MUSHO
Assistant Cashier
Human Resource Officer

IRENE Y. O'MALLEY
Senior Loan Administrator

JANICE NESKY
Nicholson Branch Manager

M. EVELYN PANTZAR
Vice President
Internal Auditor

RUBY SANDS
Lake Winola Branch Manager

SCOTT A. SEASOCK
Senior Vice President
Chief Financial Officer

THOMAS W. SHEPPARD
Vice President
Senior Loan Officer







THOMAS E. SHERIDAN
Senior Vice President
Chief Operations Officer

RONALD K. SMITH
Vice President
Montrose Branch Manager

TAMI L. SNYDER
Vice President
Information Services

STEVEN URSICH
Carbondale Assistant Branch Manager

GEORGE WEISS
Eaton Township Branch Manager























































COMM BANCORP, INC.
GLOSSARY OF TERMS

BASIS POINT - Unit of measure equal to one hundredth of one percent.

BOOK VALUE PER COMMON SHARE - Value of one share of common stock calculated by dividing stockholders' equity by the total number of common shares outstanding.

COMMON SHARES OUTSTANDING - The total number of common shares issued less any shares held in the treasury.

CORE DEPOSITS - Total deposits excluding time deposits of $100,000 or more.

EARNING ASSETS - Assets that generate interest income and/or yield-related fee income. Such assets include loans, securities and short-term investments.

EARNINGS PER SHARE - Net income divided by the average number of common shares outstanding.

FULLY TAX EQUIVALENT - An adjustment made for tax-exempt instruments equal to the amount of taxes that would have been paid had these instruments been taxable at the statutory rate of 34.0 percent.

INTEREST-BEARING LIABILITIES - Liabilities on which interest is paid for the use of funds. Such liabilities include interest checking, savings, time deposit accounts and borrowed funds.

INTEREST SENSITIVE ASSETS/LIABILITIES - Interest-bearing assets and liabilities adjustable within a specified period due to maturity or contractual agreements. These agreements typically relate stated interest rates to the prime rate.

INTEREST SENSITIVITY - A measurement of the effect on net interest income due to changes in interest rates.

LEVERAGE RATIO - Determined by dividing total stockholders' equity less intangible assets and unrealized holding gains and losses by current average tangible assets.

LIQUIDITY - A corporation's ability to meet cash requirements. Deposits, borrowings, capital and/or asset conversions are all items used for the raising of cash.

MORTGAGE BACKED SECURITIES - Securities collateralized by pools of residential mortgages having cash flows serviced by repayment activity on the underlying mortgages.

NET CHARGE-OFFS - The amount of loans charged against the allowance for loan loss account less any recoveries on loans previously charged-off.

COMM BANCORP, INC.
GLOSSARY OF TERMS (CONTINUED)

NET INTEREST INCOME - Income earned on earning assets less interest expense paid on interest-bearing liabilities.

NET INTEREST MARGIN - Net interest income on a fully tax equivalent basis divided by total average earning assets.

NET INTEREST SPREAD - Difference between the average tax equivalent rate received on earning assets and the average rate paid on interest-bearing liabilities.

NONACCRUAL LOANS - Loans that have had interest accruals interrupted due to the financial difficulties of the borrower.

NONPERFORMING ASSETS - Assets consisting of nonperforming loans and foreclosed assets. Nonperforming loans are defined as accruing loans past due 90 days or more, loans on which interest is currently not being accrued or loans on which the rate or term has been altered due to the deteriorated financial condition of the borrower.

OVERHEAD RATIO - Used as a measurement of the relationship between operating expenses and revenues. It is total noninterest expenses divided by the total of tax equivalent net interest income and noninterest income.

PAST DUE LOANS - Loans that are still accruing interest but are past due 90 days or more with respect to the collection of principal or interest.

PROVISION FOR LOAN LOSSES - A charge against income made to estimate the expense related to management's estimated losses with respect to the loan portfolio.

RESERVE FOR LOAN LOSSES - A valuation allowance charged against the loan portfolio representing the amount considered by management to be adequate to cover estimated losses.

RETURN ON AVERAGE TOTAL ASSETS - Net income divided by the average total assets for the period.

RETURN ON AVERAGE TOTAL EQUITY - Net income divided by the average total stockholders' equity for the period.

RISK-ADJUSTED ASSETS - Assets and credit-equivalent amounts of off-balance sheet items that have been adjusted according to regulatory guidelines into their assigned risk weights.

RISK-BASED CAPITAL RATIOS - Guidelines set forth by regulatory agencies as to the measurement of capital and how total assets and certain off-balance sheet items are to be risk-adjusted to reflect levels of credit risk.



COMM BANCORP, INC.
GLOSSARY OF TERMS (CONTINUED)

SENSITIVITY GAP - The difference between rate sensitive assets and rate sensitive liabilities for a designated period. Assets exceeding liabilities reflect a positive or net asset position. Liabilities exceeding assets reflect a negative or a net liability position.

STOCKHOLDERS' EQUITY - Total investment by holders of common stock plus retained earnings.

STOCKHOLDERS' EQUITY PER COMMON SHARE - The value of a common share of stock calculated by dividing total common stockholders' equity by the total number of outstanding common shares at the end of the period.

TIER I RISK-BASED CAPITAL - Stockholders' equity less goodwill and any other intangible items.

TOTAL RISK-BASED CAPITAL - The sum of Tier I capital and the allowance for loan losses (restricted by certain regulatory limitations).




COMM BANCORP, INC.
STOCKHOLDER INFORMATION

CORPORATE HEADQUARTERS:
521 Main Street
Forest City, PA  18421

LEGAL COUNSEL:
Schnader Harrison Segal & Lewis
Suite 700
30 North Third Street
Harrisburg, PA  17101-1713

INDEPENDENT AUDITORS:
Kronick Kalada Berdy & Co., P.C.
190 Lathrop Street
Kingston, PA  18704

TRANSFER AGENT:
American Stock Transfer & Trust Company
40 Wall Street
New York, NY  10005

MARKET MAKERS:
Robert W. Baird & Co., Inc.
777 E. Wisconsin Avenue
Milwaukee, WI  53202-5391
414-765-3500

Ryan, Beck & Co.
80 Main Street
West Orange, NJ  07052
201-325-3000

Hopper Soliday & Co., Inc.
1703 Oregon Pike
Lancaster, PA  17604-4548
717-560-3015

SEC REPORTS AND ADDITIONAL INFORMATION:
Copies of Comm Bancorp Inc.'s Annual Report on
Form 10-K and Quarterly Reports on Form 10-Q to the Securities and Exchange Commission or additional financial information concerning
Comm Bancorp, Inc. may be obtained without charge by writing to Scott A. Seasock, Chief
Financial Officer, at corporate headquarters.

COMMUNITY REINVESTMENT:
Copies of Community Bank and Trust Company's community reinvestment statement may be obtained without charge by writing to Pamela
Magnotti, Compliance Officer, at corporate headquarters.


COMMON STOCK MARKET INFORMATION:
Shares of Comm Bancorp, Inc. common stock began listing on the National Association of Securities Dealers Automated Quotation
("NASDAQ") National Market Tier of the NASDAQ
Stock Market as CommBcp under the Symbol
"CCBP" on June 17, 1996.  Prior to June 17,
1996, the Company's common stock was quoted on the Over-the-Counter Electronic Bulletin Board
Interdealer System. As of March 1, 1997, three firms were listed on the NASDAQ system as market makers for the Company's common stock. The following table sets forth: (1) the high and low closing sale prices for a share of the Company's common stock during the periods indicated and (2) dividends on a share of the common stock with respect to each dividend declared since January 1, 1995.
Retroactive effect is given in sale price and dividend information for a three-for-one stock split effectuated April 1, 1996.


                                      CASH DIVIDENDS
1996:              HIGH       LOW        DECLARED
                 ------    ------     --------------
First Quarter... $14.00    $14.00               $.05
Second Quarter..  23.75     14.00                .06
Third Quarter...  25.50     21.50                .06
Fourth Quarter.. $27.50    $25.00               $.11

1995:
First Quarter... $13.38    $13.38
Second Quarter..  13.38     13.38
Third Quarter...  13.38     13.38               $.08
Fourth Quarter.. $14.00    $13.38               $.13

Holders of Comm Bancorp, Inc. common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. Comm Bancorp, Inc. has paid cash dividends since its formation as a bank holding company in 1983. It is the present intention of the Board of Directors to continue this dividend payment policy;
however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of Comm Bancorp, Inc. considers payment of dividends. For information with respect to dividend restrictions of Comm
Bancorp, Inc., refer to Note 15 of the Notes to Consolidated Financial Statements.