Form 10-Q
period 1997-03-31
COMM BANCORP INC
filed 1997-05-12
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF      1934



For the quarterly period ended MARCH 31, 1997
                               --------------

                                           OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF      1934


For the transition period from             to
                              -------------  -----------------------------------


Commission file number          0-17455
                                -------

                                  COMM BANCORP, INC.
--------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)



PENNSYLVANIA                                                 23-2242292
-------------------------------------------  -----------------------------------

(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification Number)




521 MAIN STREET, FOREST CITY,  PA                            18421
-------------------------------------------  -----------------------------------
(Address of principal executive offices)           (Zip Code)



Registrant's telephone number, including area code           (717) 785-3181
                                                  ------------------------------


--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)



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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,200,080 at April 28, 1997.



                                    Page 1 of 32


                                 COMM BANCORP, INC.
                                      FORM 10-Q

                                   MARCH 31, 1997

                                        INDEX



CONTENTS                                                         Page No.
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION:

  ITEM 1:

     Consolidated Statements of Income - For the Three Months
      Ended March 31, 1997 and 1996................................   3

     Consolidated Balance Sheets - March 31, 1997, and December 31,
      1996.........................................................   4

     Consolidated Statement of Changes in Stockholders' Equity
      For the Three Months Ended March 31, 1997....................   5

     Consolidated Statements of Cash Flows For the Three Months
      Ended March 31, 1997 and 1996................................   6

     Notes to Consolidated Financial Statements....................   7


  ITEM 2:

     Management's Discussion and Analysis of Financial Condition
      and Results of Operations....................................   8


PART II. OTHER INFORMATION:

  ITEMS 1-6:

     Other Information.............................................  31

     Signature Page................................................  32











COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME_______________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


FOR THE THREE MONTHS ENDED MARCH 31                                                        1997         1996
------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable............................................................................ $   4,795    $   4,625
  Tax-exempt.........................................................................       109           50
Interest and dividends on investment securities available for sale:
  Taxable............................................................................       807        1,026
  Tax-exempt.........................................................................       525          485
  Dividends..........................................................................        31           25
Interest on deposits with banks......................................................                      2
Interest on federal funds sold.......................................................        35          124
                                                                                      ---------    ---------
    Total interest income............................................................     6,302        6,337
                                                                                      ---------    ---------

INTEREST EXPENSE:
Interest on deposits.................................................................     3,433        3,399
Interest on short-term borrowings....................................................         1
Interest on long-term debt...........................................................         1           33
                                                                                      ---------    ---------
    Total interest expense...........................................................     3,435        3,432
                                                                                      ---------    ---------
    Net interest income..............................................................     2,867        2,905
Provision for loan losses............................................................        75           75
                                                                                      ---------    ---------
    Net interest income after provision for loan losses..............................     2,792        2,830
                                                                                      ---------    ---------

NONINTEREST INCOME:
Service charges, fees and commissions................................................       413          336
                                                                                      ---------    ---------
    Total noninterest income.........................................................       413          336
                                                                                      ---------    ---------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...............................................       987          962
Net occupancy and equipment expense..................................................       300          327
Other expenses.......................................................................       596          598
                                                                                      ---------    ---------
    Total noninterest expense........................................................     1,883        1,887
                                                                                      ---------    ---------
Income before income taxes...........................................................     1,322        1,279
Provision for income tax expense.....................................................       264          278
                                                                                      ---------    ---------
    Net income....................................................................... $   1,058    $   1,001
                                                                                      =========    =========



PER SHARE DATA:
Net income........................................................................... $    0.48    $    0.45
Cash dividends declared.............................................................. $    0.06    $    0.05
Average common shares................................................................ 2,200,080    2,200,080

















See notes to consolidated financial statements.




COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS_____________________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    MARCH 31,    DECEMBER 31,
                                                                                       1997          1996
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks............................................................. $  7,636        $  7,732
Federal funds sold..................................................................    1,100           3,300
Investment securities available for sale............................................   99,032         101,994
Loans, net of unearned income.......................................................  238,300         235,803
  Less: allowance for loan losses...................................................    3,794           3,944
                                                                                     --------        --------
Net loans...........................................................................  234,506         231,859
Premises and equipment, net.........................................................    3,638           3,092
Accrued interest receivable.........................................................    2,382           2,671
Other assets........................................................................    4,374           4,164
                                                                                     --------        --------
    Total assets.................................................................... $352,668        $354,812
                                                                                     ========        ========

LIABILITIES:
Deposits:
  Noninterest-bearing............................................................... $ 26,465        $ 26,424
  Interest-bearing..................................................................  291,339         294,032
                                                                                     --------        --------
    Total deposits..................................................................  317,804         320,456
Long-term debt......................................................................       45              46
Accrued interest payable............................................................    1,973           1,758
Other liabilities...................................................................    1,138           1,296
                                                                                     --------        --------
    Total liabilities...............................................................  320,960         323,556
                                                                                     --------        --------


STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and
 outstanding  2,200,080 shares......................................................      726             726
Capital surplus.....................................................................    6,317           6,317
Retained earnings...................................................................   24,575          23,649
Net unrealized gain on available for sale securities................................       90             564
                                                                                     --------        --------
    Total stockholders' equity......................................................   31,708          31,256
                                                                                     --------        --------
    Total liabilities and stockholders' equity...................................... $352,668        $354,812
                                                                                     ========        ========

























See notes to consolidated financial statements.




COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY______________________ (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               NET UNREALIZED          TOTAL
                                                 COMMON   CAPITAL   RETAINED   GAIN (LOSS) ON   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS       SECURITIES         EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996........................ $726    $6,317    $23,649            $ 564        $31,256
Net income........................................                     1,058                           1,058
Dividends declared: $0.06 per share...............                      (132)                           (132)
Net change in unrealized gain on securities.......                                       (474)          (474)
                                                   ----    ------    -------            -----        -------
BALANCE, MARCH 31, 1997........................... $726    $6,317    $24,575            $  90        $31,708
                                                   ====    ======    =======            =====        =======


















































See notes to consolidated financial statements.




COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS___________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                           1997      1996
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................ $ 1,058  $  1,001
Adjustments:
  Provision for loan losses...............................................................      75        75
  Depreciation and amortization...........................................................     166       186
  Amortization of loan fees...............................................................     (50)      (59)
  Deferred income tax.....................................................................      50      (443)
  Gains on sale of other real estate......................................................     (58)
  Changes in:
    Interest receivable...................................................................     289       (51)
    Other assets..........................................................................    (295)      718
    Interest payable......................................................................     215        79
    Other liabilities.....................................................................     (48)     (274)
                                                                                           -------  --------
      Net cash provided by operating activities...........................................   1,402     1,232
                                                                                           -------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of available for sale securities.................................   8,505     3,603
Purchases of available for sale securities................................................  (6,261)  (10,969)
Proceeds from sale of other real estate...................................................     352
Net receipts (disbursements) from lending activities......................................  (2,742)    3,737
Purchases of premises and equipment.......................................................    (657)      (59)
                                                                                           -------  --------
      Net cash used in investing activities...............................................    (803)   (3,688)
                                                                                           -------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts.............................  (1,090)   (5,076)
  Time deposits...........................................................................  (1,562)   (4,032)
Payments on long-term debt................................................................      (1)       (1)
Cash dividends paid.......................................................................    (242)     (293)
                                                                                           -------  --------
      Net cash used in financing activities...............................................  (2,895)   (9,402)
                                                                                           -------  --------
      Net decrease in cash and cash equivalents...........................................  (2,296)  (11,858)
      Cash and cash equivalents at beginning of year......................................  11,032    21,964
                                                                                           -------  --------
      Cash and cash equivalents at end of period.......................................... $ 8,736  $ 10,106
                                                                                           =======  ========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest................................................................................ $ 3,220  $  3,353
Noncash items:
  Transfers of loans to other real estate.................................................      70        20
  Change in net unrealized losses on available for sale securities........................     474       697
  Cash dividends declared................................................................. $   132  $    117
















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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under generally accepted accounting principles, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.


2.  PER SHARE DATA:

Per share data has been adjusted to reflect a three-for-one stock split effective April 1, 1996.



FORWARD-LOOKING DISCUSSION:

Certain statements in this Form 10-Q are forward-looking statements that involve a number of risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:

Banking is affected, directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond the control of the Company may adversely affect its future results of operations. Management, consisting of the Board of Directors and executive officers, does not expect any particular factor to affect the Company's results of operations. A downward trend in several areas, including real estate, construction and consumer spending, could have an adverse impact on the Company's ability to maintain or increase profitability. Therefore, there is no assurance that the Company will continue its current rates of income and growth.

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

OVERVIEW:

For the second consecutive year the Company experienced its highest first quarter earnings from normal operations. Net income in the first quarter of 1997 of $1.06 million or $0.48 per share represents a 5.7 percent increase over the comparable quarter of 1996. The Company's return on average assets and return on average equity for the first three months of 1997 were 1.22 percent and 13.67 percent, respectively, compared to 1.16 percent and 14.83 percent, respectively, for the same period last year. This performance is largely attributable to a 4.9 percent increase in loan revenues over those recorded for the first quarter of 1996. Management continued its emphasis on the loan portfolio during the first quarter of 1997 as loans, net of unearned income, represented 70.4 percent of earning assets at March 31, 1997, as compared to
63.9 percent at March 31, 1996. Additionally, management's successful effort to maintain overhead expenses at 1996 levels aided in bolstering net income.

In addition to the financial success, the Company recently recorded a significant accomplishment through the installation of a Dividend Reinvestment Plan ("DRP") effective for the second quarter of 1997 dividend payment to stockholders. Such plan will provide a low-cost method for raising capital for the Company while allowing younger, smaller stockholders to participate in the Company's growth, and avoiding brokers' commissions on stock purchases for all stockholders.

REVIEW OF FINANCIAL POSITION:

The Company's total assets at March 31, 1997, were $352.7 million, a $2.1 million reduction from the $354.8 million at December 31, 1996. This decline is explained by a reduction in commercial time deposits. Such deposits declined $2.7 million in the first quarter of 1997 as compared to a reduction of $9.1 million for the same period last year. Due to competitive pressures from mutual funds, the stock market, credit unions and traditional deposit gatherers, such as commercial banks and thrifts, the Company became more aggressive in its
product pricing during the first quarter of 1997.   This action reduced the
severity of the decline in deposit volumes as compared to a year ago. Loans, net of unearned income, were $238.3 million at March 31, 1997, compared to $235.8 million at December 31, 1996, a $2.5 million increase. Despite the increased volume of loans, asset quality improved during the first quarter of 1997 as evidenced by a reduction in the ratio of nonperforming assets to loans, net from 1.62 percent at year-end 1996 to 1.50 percent at March 31, 1997. The Company's capital position continued to strengthen as the Leverage ratio increased to 8.5 percent at March 31, 1997, as compared to 7.5 percent at the same period last year. Stockholders' equity grew $452 during the first quarter as net income of $1,058 was partially offset by dividends of $132 and a $474 reduction in the net unrealized gain on available for sale investment securities.

INVESTMENT PORTFOLIO:

During the first quarter of 1997, management maintained its position of reducing the importance of the investment portfolio in the Company's earning assets mix. The investment portfolio as a percentage of earning assets amounted to 29.3 percent at March 31, 1997, as compared to 35.0 percent at March 31, 1996. The largest portion of the Company's investment portfolio is comprised of U.S. Treasury securities and state and municipal obligations. At March 31, 1997, such products totaled $30.5 million or 30.8 percent of total investments and $38.7 million or 39.0 percent of total investments, respectively. By investing in short-term U.S. Treasury securities, management is attempting to supplement primary sources of cash flows to provide for adequate liquidity in funding future loan demand. Investing in medium-term, tax-exempt state and municipal obligations provides the Company with a lower effective tax rate.

The Company reported a net unrealized gain on available for sale securities of $90, net of income taxes of $46, at March 31, 1997. The economy grew at a 5.6 percent annualized rate during the first quarter of 1997. Such increase was the highest since the fourth quarter of 1987. Accordingly the Federal Reserve Board, sensing the strong growth, invoked monetary policy by raising short-term rates 25 basis points on March 25, 1997. The rise in short-term rates prompted a corresponding 44 basis points increase in medium-term rates causing a $474 reduction in the net unrealized gain during the first three months of 1997.

Should the economy continue to grow at this strong pace, the Federal Reserve will probably take additional steps by raising rates to ward off inflation. The Company's Investment Committee continually monitors the effects changes in interest rates have on the value of the investment portfolio. In addition, such committee is formulating strategies to implement if rates continue upward resulting in further declines in the portfolio's market value. Possible strategies include the sale or transfer of certain bonds that exhibit a higher degree of interest rate risk. The quarterly stress tests on the investment portfolio indicate the investment portfolio at March 31, 1997, would lose approximately 2.17 percent of its value with a 100 basis point increase in general market rates.

The following table sets forth the carrying values of the major classifications of securities as they relate to the total investment portfolio at March 31, 1997, and December 31, 1996:


DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                         MARCH 31,          DECEMBER 31,
                                                           1997                 1996
                                                       AMOUNT    %         AMOUNT    %
-----------------------------------------------------------------------------------------
U.S. Treasury securities............................. $30,499  30.80%    $ 35,619  34.92%
U.S. Government agencies.............................  17,629  17.80       18,606  18.24
State and municipals.................................  38,655  39.03       38,295  37.55
Mortgage backed securities...........................   9,527   9.62        7,058   6.92
Equity securities....................................   2,722   2.75        2,416   2.37
                                                      ------- ------     -------- ------
  Total.............................................. $99,032 100.00%    $101,994 100.00%
                                                      ======= ======     ======== ======

The tax-equivalent yield on the investment portfolio remained constant at 6.4 percent for the first quarters of 1997 and 1996. The Company received $8.5 million in securities repayments during the first quarter of 1997. Of such receipts, the Company utilized $6.2 million to purchase $2.0 million in short-term U.S. Treasury securities, $1.2 million in medium-term state and municipal obligations, $1.8 million in short-term collateralized mortgage obligations ("CMOs"), $1.0 million in short-term pooled mortgage-backed securities, and $200 in Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh") stock during the quarter. For the near term, management will continue to invest the majority of excess funds not utilized in lending, in short-term U.S. Treasury securities and U.S. Government agency mortgage backed products. At March 31, 1997, the weighted-average life of the investment portfolio was 4.1 years as compared to 3.9 years for the same period of 1996.

The following table sets forth the maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available for sale portfolio at March 31, 1997. The weighted-average yield based on amortized cost has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. Except for equity securities, the distributions are based on contractual maturity with the exception of mortgage-backed securities and CMOs, which have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities will differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties:


MATURITY DISTRIBUTION OF AVAILABLE FOR SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                               ------------------------------------------------------------------------------
MARCH 31, 1997                 AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
-------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities..... $17,613   5.53% $13,018   5.89%                                  $30,631  5.68%
U.S. Government agencies.....   9,694   4.64    8,147   4.84                                    17,841  4.73
State and municipals.........   2,615   7.35    4,148   6.36   $4,686   8.51% $27,228   7.96%   38,677  7.81
Mortgage backed securities...   1,850   6.75    7,601   6.30      130   6.00                     9,581  6.38
Equity securities............                                                   2,165   5.78     2,165  5.78
                              -------         -------          ------         -------          -------
  Total...................... $31,772   5.48% $32,914   5.78%  $4,816   8.44% $29,393   7.80%  $98,895  6.41%
                              =======         =======          ======         =======          =======

Fair value:
U.S. Treasury securities..... $17,562         $12,937                                          $30,499
U.S. Government agencies.....   9,631           7,998                                           17,629
State and municipals.........   2,617           4,127          $4,857         $27,054           38,655
Mortgage backed securities...   1,906           7,493             128                            9,527
Equity securities............                                                   2,722            2,722
                              -------         -------          ------         -------          -------
  Total...................... $31,716         $32,555          $4,985         $29,776          $99,032
                              =======         =======          ======         =======          =======


LOAN PORTFOLIO:

For the first quarter of 1997, the Company experienced loan growth of $2.5 million or 4.3 percent annualized. The primary sources of such increase were
increases in commercial and residential mortgage loans.   Commercial loans
increased $1.4 million as loans to finance one-to-four family residential properties grew $1.1 million. Loans secured by residential properties represented 61.8 percent of total loans, net of unearned income, at March 31, 1997. The average volume of loans during the first quarter of 1997 amounted to $236.5 million as compared to $212.8 million for the same period of 1996. The tax-equivalent yield on the loan portfolio decreased from 8.9 percent for the first three months of 1996 to 8.5 percent for the comparable period of 1997 in response to implementing pricing strategies. The Company does not expect wide fluctuations in loan yields for the remainder of 1997 as rises in general market rates will probably be offset by management's desire to foster loan demand through a continuation of competitive product pricing. Loan demand is expected to be facilitated through increases in core deposits and repayments on loans and investments.

The following table sets forth the major categories of the loan portfolio at March 31, 1997, and December 31, 1996:

DISTRIBUTION OF LOAN PORTFOLIO

                                                  MARCH 31,              DECEMBER 31,
                                                    1997                     1996
                                               AMOUNT       %         AMOUNT       %
---------------------------------------------------------------------------------------
Commercial, financial and others............ $ 33,181     13.92%    $ 31,744     13.46%
Real estate:
  Construction..............................    2,886      1.21        3,698      1.57
  Mortgage..................................  180,723     75.84      179,134     75.97
Consumer, net...............................   21,510      9.03       21,227      9.00
                                             --------    ------     --------    ------
  Loans, net of unearned income.............  238,300    100.00%     235,803    100.00%
                                                         ======                 ======
Less: allowance for loan losses.............    3,794                  3,944
                                             --------               --------
    Net loans............................... $234,506               $231,859
                                             ========               ========

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit interest rate risk and liquidity strains. Approximately 33.8 percent of the lending portfolio will reprice within the next 12 months. Such percentage falls below the 37.8 percent at March 31, 1996, as a result of the massive amount of loan originations in the past 12 months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of adjustable-rate loans so that it could lower the Company's interest rate risk in the future.

The following table sets forth the maturity and repricing information of the loan portfolio by major category at March 31, 1997:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
MARCH 31, 1997                       ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $13,895        $ 9,593       $  9,693    $ 33,181
Real estate:
  Construction.......................   2,886                                     2,886
  Mortgage...........................   4,860         22,528        153,335     180,723
Consumer, net........................   2,022         12,104          7,384      21,510
                                      -------        -------       --------    --------
    Total............................ $23,663        $44,225       $170,412    $238,300
                                      =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $35,792        $66,038       $ 91,816    $193,646
Floating or adjustable interest rates  44,654                                    44,654
                                      -------        -------       --------    --------
    Total............................ $80,446        $66,038       $ 91,816    $238,300
                                      =======        =======       ========    ========


ASSET QUALITY:

Nonperforming assets improved from $3,811 or 1.62 percent of loans, net, at December 31, 1996, to $3,578 or 1.50 percent of loans, net, at March 31, 1997.
A reduction in the Company's foreclosed assets from $420 at December 31, 1996, to $196 at March 31, 1997, was the primary reason for such improvement. The majority of the change in foreclosed assets is attributable to the Company's March 1997 sale of a property that it had originally purchased to be utilized as a site for a branch office. The property was valued at $220 at the time of its transfer to other real estate and was sold with a gain of $50 being recognized.

Accruing loans past due 90 days or more improved slightly from $3,391 at December 31, 1996, to $3,382 at March 31, 1997. Through stringent collection efforts, management expects further improvement in nonperforming loan levels for the remainder of 1997, however a deterioration in local economic conditions could offset such efforts by hindering borrowers' ability to make timely loan payments.

The Company's recorded investment in impaired loans, consisting of nonaccrual and restructured loans, was $1,491 and $1,494 at March 31, 1997, and December 31, 1996, respectively. The average recorded investment in impaired loans during the first quarters of 1997 and 1996 was $1,486 and $1,625, respectively. Impaired loans include a $220 restructured loan to one commercial customer.
Such credit continued to perform in accordance with its modified terms during the first quarter of 1997. Interest income related to impaired loans would have been $34 and $16 for the first three months of 1997 and 1996, respectively, had such loans been current and the terms not been modified. Interest recognized on impaired loans amounted to $3 for the first three months of 1997 and $16 for the comparable period last year. Cash received on impaired loans applied as a reduction of principal totaled $74 and $41 for the quarters ended March 31, 1997 and 1996, respectively. There were no commitments to extend additional funds to such parties at March 31, 1997. The Company's peer group of 35 banks in Northeastern Pennsylvania recorded impaired loans and nonperforming loans ratios of 0.54 percent and 1.34 percent, respectively, at March 31, 1997.

The following table sets forth information concerning nonperforming assets at March 31, 1997, and December 31, 1996. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms:

DISTRIBUTION OF NONPERFORMING ASSETS

                                                             MARCH 31,    DECEMBER 31,
                                                               1997           1996
--------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others............................... $  238          $  251
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,018           1,018
Consumer, net..................................................     15
                                                                ------          ------
    Total nonaccrual loans.....................................  1,271           1,269
                                                                ------          ------
Restructured loans.............................................    220             225
                                                                ------          ------
    Total impaired loans.......................................  1,491           1,494
                                                                ------          ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others...............................    248             359
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,358           1,247
Consumer, net..................................................    285             291
                                                                ------          ------
    Total accruing loans past due 90 days or more..............  1,891           1,897
                                                                ------          ------
    Total nonperforming loans..................................  3,382           3,391
                                                                ------          ------
Foreclosed assets..............................................    196             420
                                                                ------          ------
    Total nonperforming assets................................. $3,578          $3,811
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   0.63%           0.63%
Nonperforming loans as a percentage of loans, net..............   1.42            1.44
Nonperforming assets as a percentage of loans, net.............   1.50%           1.62%


The allowance for loan losses account is established through charges to earnings in the form of a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account and subsequent recoveries, if any, are credited to the account. The allowance is maintained at a level believed adequate by management to absorb estimated potential credit losses. While historical loss experience provides a reasonable starting point in assessing the adequacy of the allowance account, management also considers a number of relevant factors likely to cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. Such factors include changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, loan review system, volumes of past due and classified loans, concentrations, borrowers' financial status, collateral value, and other factors deemed relevant by management. In addition to management's assessment, various regulatory agencies, as an integral part of their routine annual examination process, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance, beyond normal monthly provisions, based on their judgments concerning information available to them at the time of their examination. No such charge was deemed necessary upon conclusion of the latest examination at September 30, 1996.

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

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                                       MARCH 31,          DECEMBER 31,
                                                         1997                 1996
                                                           CATEGORY           CATEGORY
                                                               AS A               AS A
                                                               % OF               % OF
                                                    AMOUNT    LOANS     AMOUNT   LOANS
--------------------------------------------------------------------------------------
Commercial, financial and others................... $1,317    13.92%    $1,396   13.46%
Real estate:
  Construction.....................................            1.21               1.57
  Mortgage.........................................  1,278    75.84      1,326   75.97
Consumer, net......................................  1,199     9.03      1,222    9.00
                                                    ------   ------     ------  ------
    Total.......................................... $3,794   100.00%    $3,944  100.00%
                                                    ======   ======     ======  ======

The following table sets forth a reconciliation of the allowance for loan losses and illustrates the charge-offs and recoveries by major loan category for the quarter ended March 31, 1997:


RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES
                                                                             MARCH 31,
                                                                               1997
--------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period............................... $3,944
Loans charged-off:
Commercial, financial and others...............................................    125
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     73
Consumer, net..................................................................     43
                                                                                ------
    Total......................................................................    241
                                                                                ------

Loans recovered:
Commercial, financial and others...............................................      6
Real estate:
Construction.................................................................
  Mortgage.....................................................................      1
Consumer, net..................................................................      9
                                                                                ------
    Total......................................................................     16
                                                                                ------
Net loans charged-off..........................................................    225
                                                                                ------
Provision charged to operating expense.........................................     75
                                                                                ------
Allowance for loan losses at end of period..................................... $3,794
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............   0.10%
Allowance for loan losses as a percentage of period end loans..................   1.59%


Management utilizes the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan and Lease Losses in assessing the adequacy of its allowance for loan losses account. The policy statement provides guidance on the nature and purpose of the allowance, related responsibilities of management and examiners, loan review systems, and international transfer risk matters. Such analytical tool involves a comparison of the reported loss allowance against the sum of specified percentages, based on industry averages, applied to certain loan classifications. The Company was considered adequately reserved at March 31, 1997, based on the results of this regulatory calculation. Despite such results, management will continue to perform a thorough analysis of the Company's loan portfolio as such calculation does not take into account differences between institutions, their portfolios, underwriting and collection policies, and credit-rating policies.

The allowance for loan losses was $3,794 and 1.59 percent of loans, net, at March 31, 1997, as compared to $3,944 and 1.67 percent of loans, net, at December 31, 1996. The decline was a result of net loans charged-off exceeding funds provided for loan losses during the first quarter of 1997. As a percentage of nonperforming loans, the allowance account covered 112.2 percent and 116.3 percent at March 31, 1997, and December 31, 1996, respectively. Relative to all nonperforming assets, the allowance covered 106.0 percent at March 31, 1997, and 103.5 percent at December 31, 1996.

Included in the allowance account were amounts for impaired loans of $1,271 and $1,269 at March 31, 1997, and December 31, 1996, respectively, with related allowances for loan losses of $635 and $650, respectively, for each of these periods. The recorded investment for which there was no related allowance for loan losses, was $220 and $225 at March 31, 1997, and December 31, 1996, respectively.

Past due loans that have not been satisfied through repossession, foreclosure or related actions, are evaluated on an individual basis to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Subsequent recoveries, if any, are credited to the allowance account. Net charge-offs were $225 or 0.10 percent of average loans outstanding compared to $18 or 0.01 percent for the first quarters ended March 31, 1997 and 1996, respectively.

DEPOSITS:

For the first quarter of 1997, total deposits decreased $2.7 million from $320.5 million at December 31, 1996, to $317.8 million at March 31, 1997. Such decline was due to a reduction in commercial time deposits held by local school districts. The Company's average deposits for the first quarter of 1997 were $316.8 million, an increase of $3.6 million over the $313.2 million recorded for the same period of 1996. The average cost of deposits increased slightly from
4.75 percent in the first quarter of 1996 to 4.78 percent in the first quarter of 1997. The increase came as management became more aggressive in its product pricing in light of increased competition and changes in general market rates. The Company's cost of funds rose 8 basis points comparing the final quarter of 1996 to the first quarter of 1997. Management expects further increases in deposit costs during the remainder of 1997 as general market rates continue to rise.

The following table sets forth the average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 1997 and 1996:

DEPOSIT DISTRIBUTION
                                                  MARCH 31,              MARCH 31,
                                                    1997                   1996
                                              -----------------      -----------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
                                              -------   -------      -------   -------
Interest-bearing:
Money market accounts....................... $ 15,424      3.05%    $ 18,700      2.88%
NOW accounts................................   17,743      2.17       15,383      1.96
Savings accounts............................   65,581      3.03       67,400      2.85
Time less than $100.........................  158,322      5.69      157,565      5.81
Time $100 or more...........................   34,131      6.05       28,900      6.08
                                             --------               --------
  Total interest-bearing....................  291,201      4.78%     287,948      4.75%
Noninterest-bearing.........................   25,570                 25,272
                                             --------               --------
  Total deposits............................ $316,771               $313,220
                                             ========               ========


Average volumes of noninterest-bearing deposits rose slightly from $25.3 million to $25.6 million during the comparable first quarters of 1996 and 1997, respectively. As a percentage of total deposits, noninterest-bearing deposits accounted for 8.3 percent in 1997 as compared to 8.2 percent in 1996.

Time deposits in denominations of $100 or more decreased $2.7 million from $35.9 million at December 31, 1996, to $33.2 million at March 31, 1997, due to the decline in commercial time deposits held by local school districts. The average cost of such deposits rose 12 basis points to 6.05 percent during the first quarter of 1997 from the 5.93 percent reported for the fourth quarter 1996.

The following table sets forth maturities of time deposits of $100 or more at March 31, 1997, and December 31, 1996:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                              MARCH 31,    DECEMBER 31,
                                                                1997           1996
                                                              ---------    ------------
Within three months.........................................    $13,685         $ 8,598
After three months but within six months....................      1,754           9,958
After six months but within twelve months...................     11,818          11,262
After twelve months.........................................      5,902           6,047
                                                                -------         -------
  Total.....................................................    $33,159         $35,865
                                                                =======         =======


INTEREST RATE SENSITIVITY:

Interest rate sensitivity management attempts to limit and, to the extent possible, control the effects interest rate fluctuations have on net interest income. The responsibility of such management has been delegated to the Asset/Liability Management Committee ("ALCO"). Specifically, ALCO utilizes a number of computerized modeling techniques to monitor and attempt to control influences that market changes have on the Company's rate sensitive assets and liabilities. One such technique utilizes a static gap report, which attempts to measure the Company's interest rate exposure by calculating the net amount of rate sensitive assets ("RSA") and rate sensitive liabilities ("RSL") that reprice within specific time intervals. A positive gap, indicated by an RSA/RSL ratio greater than 1.0, implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

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


INTEREST RATE SENSITIVITY
                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
MARCH 31, 1997                  THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $15,678           $ 19,379         $ 29,766         $ 34,209    $ 99,032
Loans, net of unearned income.......  52,076             28,370           66,038           91,816     238,300
Federal funds sold..................   1,100                                                            1,100
                                     -------           --------         --------         --------    --------
  Total............................. $68,854           $ 47,749         $ 95,804         $126,025    $338,432
                                     =======           ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 15,051                                      $ 15,051
NOW accounts........................                     17,734                                        17,734
Savings accounts....................                                    $ 66,204                       66,204
Time deposits less than $100........ $35,241             61,695           62,248         $      7     159,191
Time deposits $100 or more..........  13,685             13,572            5,902                       33,159
Long-term debt......................       1                  1                8               35          45
                                     -------           --------         --------         --------    --------
  Total............................. $48,927           $108,053         $134,362         $     42    $291,384
                                     =======           ========         ========         ========    ========

Rate sensitivity gap:
  Period............................ $19,927           $(60,304)        $(38,558)        $125,983
  Cumulative........................ $19,927           $(40,377)        $(78,935)        $ 47,048    $ 47,048

RSA/RSL ratio:
  Period............................    1.41               0.44             0.71         3,000.60
  Cumulative........................    1.41               0.74             0.73             1.16        1.16


The Company's ratio of rate sensitive assets to rate sensitive liabilities repricing within one year declined from 0.87 at March 31, 1996, to 0.74 at March 31, 1997. This ratio improved slightly from the 0.73 reported at December 31, 1996. Based upon the guidelines set forth in the Company's asset/liability management policy, this ratio falls within the 0.7 and 1.3 deemed by management to be acceptable. The decline in such ratio compared to that at March 31, 1996, is attributable to the Company's decision to reinvest cash flows received from short-term credit extensions to financial institutions and securities repayments into residential mortgages. This decision was made based upon management's desire to invest a higher percentage of the Company's resources in loans as opposed to investments. Other factors affecting the Company's one-year RSA/RSL ratio were the increases of $10.4 million and $5.4 million, respectively, in retail and commercial time deposits maturing within one year. These larger volumes came as customers chose greater liquidity over higher return when investing in time deposit products. The Company was liability rate sensitive for the cumulative one-year period based on the results of the March 31, 1997, static gap report. This means that an increase in general market rates should have an adverse impact on net interest income. Conversely, a decline in market rates should have a favorable effect on net interest income. However, these forward-looking statements are qualified by the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

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

As a result of the static gap report's failure to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. Such model creates pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 1997, indicate similar results to those indicated by the static gap model. A decline in net interest income of 4.7 percent is expected should there be a parallel and instantaneous rise in interest rates of 100 basis points. Conversely, a similar decline in interest rates would result in a 4.7 percent increase in net interest income.

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

LIQUIDITY:

Liquidity is defined as a company's ability to generate cash at a reasonable cost in order to satisfy commitments to borrowers as well as to meet the demands of depositors and debtholders. Principal sources of liquidity are found in core deposits and loan and investment payments and prepayments. Management considers the Company's available for sale portfolio as a secondary source of liquidity. As a final source of liquidity, the Company has the ability to exercise existing credit arrangements. As specified in the Company's Asset/Liability Management Policy, such borrowings will only be used on a contingency basis. The reliance on these borrowings to fund temporary deficiencies is limited to a maximum of five consecutive business days before management is required to take appropriate action to remedy the shortfall through normal operations. The Company manages liquidity daily, enabling management to effectively monitor changes in liquidity and to react accordingly to market conditions. Management believes that liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. There are no known trends, demands, commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes in the Company's liquidity.

Management believes the Company's liquidity position remains sufficient to meet its present and future financial obligations and commitments, however this position has become less favorable in comparison to a year ago. Such unfavorable change is best illustrated by the ratio of temporary investments to volatile liabilities and the ratio of volatile liabilities less temporary investments to total assets less temporary investments. At March 31, 1997, these ratios were 59.7 percent and 4.0 percent, respectively. At March 31, 1996, these ratios were 106.3 and negative 0.58, respectively. Management feels it can foster stability in these ratios through maintaining an adequate amount of short-term investments and aggressively competing for medium-term certificates of deposit.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noniterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold, decreased $2,296 in the first quarter of 1997. Net cash provided by operating activities totaled $1,402 primarily through recognizing $1,058 of net income for the first three months of 1997.

Net cash used in investing activities amounted to $803 for the first quarter of 1997. The majority of such amount resulted from $6,261 in investment purchases and $2,742 in net loan disbursements. Such activity was funded primarily by proceeds received on repayments from securities totaling $8,505 for the first quarter of 1997.

The major component of the net decrease in cash and cash equivalents was the net cash used in financing activities. For the three months ended March 31, 1997, such amount was $2,895. A decline in deposit volumes of $2,652, as a result of a decrease in school district funds, comprised the majority of the total reduction.

CAPITAL ADEQUACY:

The Company's stockholders' equity showed a modest improvement as first quarter net income of $1,058 was offset by dividends of $132 and a reduction of $474 in the unrealized gain on available for sale securities. The severity of the investment portfolio depreciation caused by increasing market rates has been lessened by improvements in the quality, composition and structure of the Company's investment portfolio. Through management's efforts the Company has become less susceptible to market depreciation on available for sale securities resulting from changing interest rates.

For the first quarter of 1997, the Company's cash dividends declared as a percentage of net income was 12.5 percent. Presently, the Company's Board of Directors expects dividends to be paid in the future. However, factors such as operating results, financial and economic conditions, capital needs, growth objectives, appropriate dividend restrictions related to the Company, and other relevant factors may affect these decisions.

On April 2, 1997, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to register 300 thousand shares of common stock to be utilized in the DRP. Such plan will afford stockholders the opportunity to automatically reinvest their dividends in shares of common stock. Main features of the plan include the following: (i) shares will be purchased from original issuances; (ii) no optional cash payments; (iii) eligibility for all registered and street name stockholders; (iv) no minimum or maximum number of shares participation restrictions; and (v) availability of full or partial dividend reinvestment. The Plan is expected to be operational for reinvestment of second quarter 1997 dividend payments.

The following table presents the Company's capital ratios at March 31, 1997 and 1996, as well as the required minimum ratios for capital adequacy purposes and to be "well capitalized" under the prompt corrective action provisions:


RISK-ADJUSTED CAPITAL

                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                          ------------------------------------------------------------------
MARCH 31                                      1997      1996       1997         1996         1997       1996
------------------------------------------------------------------------------------------------------------
Tier I capital to risk-adjusted assets... $ 29,684  $ 25,797    $ 7,566      $ 7,072      $11,349    $10,608
Total capital to risk-adjusted assets....   32,066    28,029     15,132       14,144       18,915     17,680
Tier I capital to total average assets
 less goodwill...........................   29,684    25,797    $13,990      $13,777      $17,487    $17,222

Risk-adjusted assets.....................  182,248   171,992
Risk-adjusted off-balance sheet items....    6,902     4,806
Average assets for Leverage ratio........ $349,746  $344,437

Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items...................................    15.7%     14.6%       4.0%         4.0%         6.0%       6.0%

Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items.................    17.0      15.9        8.0          8.0         10.0       10.0

Tier I capital as a percentage of total
 average assets less goodwill............     8.5%      7.5%       4.0%         4.0%         5.0%       5.0%


The Company exceeded all relevant regulatory capital measurements at March 31, 1997, and was considered "well capitalized." Regulatory agencies define institutions not under a written directive to maintain certain capital levels as "well capitalized" if they exceed the following: Tier I risk-based ratio of at least 6.0 percent, a total risk-based ratio of at least 10.0 percent and a Leverage ratio, defined as Tier I capital to total average assets less goodwill, of at least 5.0 percent. The Company has shown substantial improvement in its capital level as evidenced by the positive change in its Leverage ratio. At March 31, 1997, such ratio was 8.5 percent as compared to 7.5 percent at March 31, 1996.

REVIEW OF FINANCIAL PERFORMANCE:

The Company reported its highest first quarter earnings for the second consecutive year. Net income totaled $1,058 or $0.48 per share in the first quarter of 1997 as compared to $1,001 or $0.45 per share for the same period in 1996. Improved loan revenues and maintained overhead expense levels were the driving forces behind the improved net income level.

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

Net interest income on a tax equivalent basis showed a slight improvement from $3,181 for the three months ended March 31, 1996, to $3,193 for the same period of 1997. Such improvement was primarily due to the Company's higher average loan volumes partially offset by a reduction in loan yields. For the first quarter of 1997, the Company's average loan volumes totaled $236.5 million, an increase of $23.7 million or 11.1 percent from the average for the same period of 1996. Such difference accounted for a positive volume variance of $1,301 related to the loan portfolio. During the second and third quarters of 1996, management undertook an aggressive product pricing strategy that fueled the increase in loan volumes. This aggressive pricing strategy did, however, lead to a reduction in the yield on the Company's loan portfolio from the first quarter of 1996 to the same period of 1997. The Company's tax equivalent yield on the loan portfolio declined to 8.51 percent for the first quarter of 1997 from 8.90 for the first quarter of 1996, a 39 basis point decline. Such decline accounted for $1,042 of the $1,181 decline in net interest income due to rate reductions. The Company's net interest margin experienced minimal decline from
3.83 percent for the first quarter of 1996 to 3.82 percent for the same period of 1997. Such negligible change resulted from a higher cost of funds caused by competitive pressures and rises in general market rates offset by a greater portion of loans in the Company's asset mix. Management expects the Company's net interest margin to increase based on the higher loan volumes, however such increase could be minimized by continued competition in deposit gathering and further increases in general market rates. Management is also aware that a downturn in local employment conditions may lead to larger levels of impaired loans, which would lessen the positive influence.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME
                                                                     MARCH 31,
                                                                  1997 VS. 1996
                                                             -------------------------
                                                                INCREASE (DECREASE)
                                                                  ATTRIBUTABLE TO
                                                             -------------------------
                                                             TOTAL
                                                             CHANGE     RATE    VOLUME
                                                             ------     ----    ------
INTEREST INCOME:
Loans:
  Taxable.................................................... $ 170  $  (959)   $1,129
  Tax-exempt.................................................    89      (83)      172
Investments:
  Taxable....................................................  (213)      (4)     (209)
  Tax-exempt.................................................    60     (128)      188
Interest-bearing deposits with banks.........................    (2)                (2)
Federal funds sold...........................................   (89)      (7)      (82)
                                                              -----  -------    ------
    Total interest income....................................    15   (1,181)    1,196
                                                              -----  -------    ------

INTEREST EXPENSE:
Money market accounts........................................   (18)      43       (61)
NOW accounts.................................................    20        8        12
Savings accounts.............................................    13       82       (69)
Time deposits less than $100.................................   (53)    (114)       61
Time deposits $100 or more...................................    72      (16)       88
Short-term borrowings........................................     1                  1
Long-term debt...............................................   (32)               (32)
                                                              -----  -------    ------
    Total interest expense...................................     3        3
                                                              -----  -------    ------
    Net interest income...................................... $  12  $(1,184)   $1,196
                                                              =====  =======    ======


The following table sets forth a summary of net interest income for major categories of earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME

                                                       MARCH 31, 1997                  MARCH 31, 1996
                                                ---------------------------     ---------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                -------  --------  --------     -------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $227,886    $4,795      8.53%   $209,506    $4,625      8.88%
  Tax-exempt..................................    8,591       165      7.79       3,265        76      9.33
Investments:
  Taxable.....................................   61,915       838      5.49      77,814     1,051      5.43
  Tax-exempt..................................   38,226       795      8.43      34,457       735      8.58
Interest-bearing deposits with banks..........                                       90         2      8.94
Federal funds sold............................    2,681        35      5.29       8,901       124      5.60
                                               --------    ------              --------    ------
    Total earning assets......................  339,299     6,628      7.92%    334,033     6,613      7.96%
Less: allowance for loan losses...............    3,941                           3,935
Other assets..................................   15,801                          15,961
                                               --------                        --------
    Total assets.............................. $351,159                        $346,059
                                               ========                        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 15,424       116      3.05%   $ 18,700       134      2.88%
NOW accounts..................................   17,743        95      2.17      15,383        75      1.96
Savings accounts..............................   65,581       490      3.03      67,400       477      2.85
Time deposits less than $100..................  158,322     2,223      5.69     157,565     2,276      5.81
Time deposits $100 or more....................   34,131       509      6.05      28,900       437      6.08
Short-term borrowings.........................       52         1      7.80
Long-term debt................................       45         1      9.01       3,047        33      4.36
                                               --------    ------              --------    ------
    Total interest-bearing liabilities........  291,298     3,435      4.78%    290,995     3,432      4.74%
Noninterest-bearing deposits..................   25,570                          25,272
Other liabilities.............................    2,909                           2,661
Stockholders' equity..........................   31,382                          27,131
                                               --------    ------              --------    ------
    Total liabilities and stockholders' equity $351,159     3,435              $346,059     3,432
                                               ========    ------              ========    ------
    Net interest/income spread................             $3,193      3.14%               $3,181      3.22%
                                                           ======                          ======
    Net interest margin.......................                         3.82%                           3.83%
Tax equivalent adjustments:
Loans.........................................             $   56                          $   26
Investments...................................                270                             250
                                                           ------                          ------
    Total adjustments.........................             $  326                          $  276
                                                           ======                          ======




















Note: Average balance was calculated using average daily balances and includes nonaccrual loans. Available for sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $1,174 and $1,129 at March 31, 1997 and 1996, respectively, included in other assets. Tax equivalent adjustment was calculated using the prevailing statutory rate of 34.0 percent.



PROVISION FOR LOAN LOSSES:

The Company makes provisions for loan losses through evaluating the adequacy of its allowance for loan losses account. In making its decision management considers such factors as previous loan experience, overall loan portfolio characteristics, prevailing economic conditions, and other relevant factors. Based on its most current valuation, management believes that the allowance is adequate to absorb any known and inherent losses in the portfolio.

The Company's provision for loan losses was unchanged at $75 for the three months ended March 31, 1997 and 1996. Management believes that maintaining a standard monthly charge to operations in the form of a provision is warranted, despite maintaining an adequate allowance account, as nonperforming asset levels have risen and loan demand has increased. If the strong loan demand continues or nonperforming asset levels deteriorate, management will consider adjusting the monthly provision amount for the remainder of 1997.

NONINTEREST INCOME:

Noninterest income for the first quarter of 1997 was up $77 or 22.9 percent from $336 for the first quarter of 1996 to $413 for the same period of 1997. Such increase was primarily due to fees received related to insufficiently-funded customer accounts.

NONINTEREST EXPENSE:

Noninterest expense generally includes the costs of providing salaries and necessary employee benefits, maintaining facilities and general operating costs such as insurance, supplies, advertising, data processing, taxes and other related expenses. Several of these costs and expenses are variable while others are fixed. Management uses budgets and other related strategies in an effort to control variable expenses.

For the first quarter of 1997, noninterest expense totaled $1,883, which was a slight decline from the $1,887 for the same period of 1996. By maintaining expenses at 1996 levels, the Company bettered its two main efficiency ratios. The net overhead to average assets ratio for the first quarter of 1997 improved slightly to 1.7 percent in comparison to the 1.8 percent for the corresponding period of 1996. A company's productivity is also measured by its operating efficiency ratio, defined as noninterest expense, excluding other real estate expense, as a percentage of net interest income and noninterest income less nonrecurring gains and losses. The Company's operating ratio for the first quarter of 1997 improved to 57.1 percent compared to 57.9 percent for the same period of 1996.

Salaries and benefits amounted to $987 or 52.4 percent of noninterest expenses for the first three months of 1997. Such amount was $25 or 2.6 percent above the $962 recorded for the same period last year. The primary reason for the slight increase was an addition in the number of full-time equivalent employees from March of 1996 to March of 1997. At March 31, 1997, the Company had 149 full-time equivalent employees compared to 146 at March 31, 1996.

For the first three months of 1997, net occupancy and equipment expenses aggregated $300 marking a $27 or 8.3 percent decline compared to the same period of 1996. This decline was primarily attributable to reduced costs associated with the maintenance of equipment used in normal bank operations with a reduction in the cost of maintaining bank facilities also contributing but to a lesser degree. Such expenses are expected to increase slightly for the remainder of 1997 due to the Company's introduction of a document imaging system during the fourth quarter of 1996. This newly implemented system is expected to positively influence other operating expenses in the future. The Company does not have any pending commitment to make any material capital expenditures other than those incurred in the normal course of business.

Other expenses amounted to $596 for the first quarter of 1997, a minimal decrease of $2 compared to the $598 incurred for the same period of 1996. The Company's Federal Deposit Insurance Corporation insurance premiums will increase for the remainder of 1997 based on the Deposit Insurance Fund Act of 1996 that the President signed into law during the third quarter of 1996. Under this law, Bank Insurance Fund ("BIF")-insured institutions will be responsible for a portion of the $780.0 million annual Finance Corporation ("FICO") interest payments. The rate for BIF-insured institutions for the period beginning January 1, 1997, through December 31, 1999, will be one-fifth of the Saving Association Insurance Fund ("SAIF") rate. For the first semiannual period of 1997, the annualized BIF and SAIF rates were set at 1.30 basis points and 6.48 basis points, respectively. There may be quarterly adjustments to reflect changes in the assessment bases for the BIF and SAIF. The law requires the FICO rate on BIF-assessable deposits to be one-fifth the rate on SAIF-assessable deposits until the funds merge or until January 1, 2000, whichever comes first.

The following table sets forth the major components of noninterest expenses for the quarters ended March 31, 1997, and March 31, 1996:

NONINTEREST EXPENSES

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     1997          1996
---------------------------------------------------------------------------------------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes........................................ $  824        $  806
Employee benefits.................................................    163           156
                                                                   ------        ------
  Salaries and employee benefits expense..........................    987           962
                                                                   ------        ------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense.............................................    160           166
Equipment expense.................................................    140           161
                                                                   ------        ------
  Net occupancy and equipment expense.............................    300           327
                                                                   ------        ------
OTHER EXPENSES:
Marketing expense.................................................     48            73
Other taxes.......................................................     71            56
Stationery and supplies...........................................     98            50
Contractual services..............................................    186           217
Insurance including FDIC assessment...............................     20            36
Other.............................................................    173           166
                                                                   ------        ------
  Other expenses... ..............................................    596           598
                                                                   ------        ------
    Total noninterest expense..................................... $1,883        $1,887
                                                                   ======        ======


INCOME TAXES:

The Company's effective tax rate declined from 21.7 percent for the first quarter of 1996 to 20.0 percent for the same period of 1997. Such reduction resulted from management's continued emphasis on acquiring tax-exempt loans and investments and in utilizing investment tax credits available from its investment in a residential housing program designed for the elderly and for low- to moderate-income families.

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





                                       Registrant, Comm Bancorp, Inc.



Date May 12, 1997                      /s/ David L. Baker
    -----------------------            ------------------------------------
                                       David L. Baker
                                       Chief Executive Officer





Date May 12, 1997                      /s/ Scott A. Seasock
    -----------------------            ------------------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer