Form 10-Q
period 1997-06-30
COMM BANCORP INC
filed 1997-08-11
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the quarterly period ended JUNE 30, 1997
                               _____________

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from             to
                              ____________   ___________________________________


Commission file number          0-17455
                             _____________

                                  COMM BANCORP, INC.
________________________________________________________________________________
          (Exact name of registrant as specified in its charter)


PENNSYLVANIA                                                 23-2242292
_______________________________                    _____________________________
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification Number)


521 MAIN STREET, FOREST CITY,  PA                            18421
__________________________________                 _____________________________
(Address of principal executive                    (Zip Code)
 offices)


                                  (717) 785-3181
________________________________________________________________________________
                (Registrant's telephone number, including area code)


________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]


                        APPLICABLE ONLY TO CORPORATE ISSUERS:



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,201,245 AT JULY 22, 1997.








                                    Page 1 of 36

                                 COMM BANCORP, INC.
                                      FORM 10-Q

                                    JUNE 30, 1997

                                        INDEX



CONTENTS                                                         PAGE NO.

PART I.  FINANCIAL INFORMATION:

  ITEM 1:

     Consolidated Statements of Income - For the Three Months and
      Six Months Ended June 30, 1997 and 1996.....................   3

     Consolidated Balance Sheets - June 30, 1997, and December 31,
      1996........................................................   4

     Consolidated Statement of Changes in Stockholders' Equity
      For the Six Months Ended June 30, 1997......................   5

     Consolidated Statements of Cash Flows For the Six Months
      Ended June 30, 1997 and 1996................................   6

     Notes to Consolidated Financial Statements...................   7


  ITEM 2:

     Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................   8


PART II. OTHER INFORMATION:

  ITEMS 1-6:

     Other Information............................................  35

     Signature Page...............................................  36












COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME_______________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                            JUNE 30,             JUNE 30,
                                                                         1997      1996       1997      1996   INTEREST INCOME:
____________________________________________________________________________________________________________
Interest and fees on loans:
  Taxable.......................................................... $   4,946  $  4,637  $   9,741  $  9,262
  Tax-exempt.......................................................       132        57        241       107
Interest and dividends on investment securities available for sale:
  Taxable..........................................................       783     1,037      1,590     2,063
  Tax-exempt.......................................................       513       488      1,038       973
  Dividends........................................................        33        28         64        53
Interest on deposits with banks....................................                   1                    5
Interest on federal funds sold.....................................       113        75        148       197
                                                                    _________  ________  _________  ________
    Total interest income..........................................     6,520     6,323     12,822    12,660
                                                                    _________  ________  _________  ________

INTEREST EXPENSE:
Interest on deposits...............................................     3,518     3,327      6,951     6,726
Interest on short-term borrowings..................................                              1
Interest on long-term debt.........................................         1        33          2        66
                                                                    _________  ________  _________  ________
    Total interest expense.........................................     3,519     3,360      6,954     6,792
                                                                    _________  ________  _________  ________
    Net interest income............................................     3,001     2,963      5,868     5,868
Provision for loan losses..........................................        75        75        150       150
                                                                    _________  ________  _________  ________
    Net interest income after provision for loan losses............     2,926     2,888      5,718     5,718
                                                                    _________  ________  _________  ________

NONINTEREST INCOME:
Service charges, fees and commissions..............................       349       372        762       708
Litigation recovery................................................       250                  250
Net investment securities losses...................................                 (27)                 (27)
                                                                    _________  ________  _________  ________
    Total noninterest income.......................................       599       345      1,012       681
                                                                    _________  ________  _________  ________

NONINTEREST EXPENSE:
Salaries and employee benefits expense.............................     1,035       981      2,022     1,943
Net occupancy and equipment expense................................       300       314        600       641
Other expenses.....................................................       716       663      1,312     1,261
                                                                    _________  ________  _________  ________
    Total noninterest expense......................................     2,051     1,958      3,934     3,845
                                                                    _________  ________  _________  ________
Income before income taxes.........................................     1,474     1,275      2,796     2,554
Provision for income tax expense...................................       312       274        576       552
                                                                    _________  ________  _________  ________
    Net income..................................................... $   1,162  $  1,001  $   2,220  $  2,002
                                                                    =========  ========  =========  ========



PER SHARE DATA:
Net income......................................................... $    0.53  $   0.46  $    1.01  $   0.91
Cash dividends declared............................................ $    0.06  $   0.06  $    0.12  $   0.11
Average common shares.............................................. 2,200,080 2,200,080  2,200,080 2,200,080













See notes to consolidated financial statements.





COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS_____________________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     JUNE 30,    DECEMBER 31,
                                                                                       1997          1996
_____________________________________________________________________________________________________________
ASSETS:
Cash and due from banks............................................................. $ 10,814        $  7,732
Federal funds sold..................................................................    8,000           3,300
Investment securities available for sale............................................   97,734         101,994
Loans, net of unearned income.......................................................  237,557         235,803
  Less: allowance for loan losses...................................................    3,872           3,944
                                                                                     ________        ________
Net loans...........................................................................  233,685         231,859
Premises and equipment, net.........................................................    3,546           3,092
Accrued interest receivable.........................................................    2,434           2,671
Other assets........................................................................    3,999           4,164
                                                                                     ________        ________
    Total assets.................................................................... $360,212        $354,812
                                                                                     ========        ========

LIABILITIES:
Deposits:
  Noninterest-bearing............................................................... $ 28,233        $ 26,424
  Interest-bearing..................................................................  295,393         294,032
                                                                                     ________        ________
    Total deposits..................................................................  323,626         320,456
Long-term debt......................................................................       45              46
Accrued interest payable............................................................    1,720           1,758
Other liabilities...................................................................    1,462           1,296
                                                                                     ________        ________
    Total liabilities...............................................................  326,853         323,556
                                                                                     ________        ________


STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding
 2,200,080 shares...................................................................      726             726
Capital surplus.....................................................................    6,317           6,317
Retained earnings...................................................................   25,605          23,649
Net unrealized gain on available for sale securities................................      711             564
                                                                                     ________        ________
    Total stockholders' equity......................................................   33,359          31,256
                                                                                     ________        ________
    Total liabilities and stockholders' equity...................................... $360,212        $354,812
                                                                                     ========        ========

























See notes to consolidated financial statements.




COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY______________________ (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               NET UNREALIZED          TOTAL
                                                 COMMON   CAPITAL   RETAINED          GAIN ON   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS       SECURITIES         EQUITY
____________________________________________________________________________________________________________
BALANCE, DECEMBER 31, 1996........................ $726    $6,317    $23,649            $ 564        $31,256
Net income........................................                     2,220                           2,220
Dividends declared: $0.12 per share...............                      (264)                           (264)
Net change in unrealized gain on securities.......                                        147            147
                                                   ____    ______    _______            _____        _______
BALANCE, JUNE 30, 1997............................ $726    $6,317    $25,605            $ 711        $33,359
                                                   ====    ======    =======            =====        =======

















































See notes to consolidated financial statements.




COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS___________________________________________
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SIX MONTHS ENDED JUNE 30                                                                      1997      1996
____________________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................ $ 2,220   $ 2,002
Adjustments:
  Provision for loan losses...............................................................     150       150
  Depreciation and amortization...........................................................     370       310
  Amortization of loan fees...............................................................    (102)     (111)
  Deferred income tax.....................................................................       6      (623)
  Losses on sale of investment securities available for sale..............................                27
  Gains on sale of other real estate......................................................     (50)       (1)
  Changes in:
    Interest receivable...................................................................     237      (221)
    Other assets..........................................................................    (287)      662
    Interest payable......................................................................     (38)      (70)
    Other liabilities.....................................................................     276       197
                                                                                           _______   _______
      Net cash provided by operating activities...........................................   2,782     2,322
                                                                                           _______   _______

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities......................................               873
Proceeds from repayments of available for sale securities.................................  13,283     5,877
Purchases of available for sale investment securities.....................................  (8,799)  (14,308)
Proceeds from sale of other real estate...................................................     380        69
Net receipts (disbursements) from lending activities......................................  (1,944)    2,878
Purchases of premises and equipment.......................................................    (715)     (281)
                                                                                           _______   _______
      Net cash provided by (used in) investing activities.................................   2,205    (4,892)
                                                                                           _______   _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts.............................   3,597     6,397
  Time deposits...........................................................................    (427)   (8,032)
Payments on long-term debt................................................................      (1)       (1)
Cash dividends paid.......................................................................    (374)     (411)
                                                                                           _______   _______
      Net cash provided by (used in) financing activities.................................   2,795    (2,047)
                                                                                           _______   _______
      Net increase (decrease) in cash and cash equivalents................................   7,782    (4,617)
      Cash and cash equivalents at beginning of year......................................  11,032    21,964
                                                                                           _______   _______
      Cash and cash equivalents at end of period.......................................... $18,814   $17,347
                                                                                           =======   =======

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest................................................................................ $ 6,992   $ 6,862
  Income taxes............................................................................     272       674
Noncash items:
  Transfer of loans to other real estate..................................................      70       150
  Change in net unrealized losses (gains) on available for sale securities................    (147)      915
  Cash dividends declared................................................................. $   264   $   249













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

Banking is affected, both directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, limited money supply, real estate values, international conflicts, and other factors beyond the Company's control may adversely affect its future results of operations. Management, consisting of the Board of Directors and executive officers, does not expect any particular factor to affect the Company's results of operations. A downward trend in several sectors, including real estate, construction and consumer spending, could adversely impact the Company's ability to maintain or increase profitability. Therefore, there is no assurance that the Company will continue its current income and growth rates.

The Company's earnings are greatly dependent on net interest income, which is primarily influenced by the relationship between its cost of funds, deposits and borrowings, and the yield on its interest-earning assets, loans and investments. This relationship, defined as the net interest spread, is subject to fluctuation and is affected by regulatory, economic and competitive factors that influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. As part of its interest rate risk management strategy, management seeks to control its exposure to interest rate changes by managing the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

In originating loans, the likelihood exists that some credit losses will occur. This risk of loss varies with, among other things, general economic conditions, loan type, creditworthiness and debt servicing capacity of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral securing the loan. Management maintains an allowance for loan losses based on, among other things, historical loan loss experience, known inherent risks in the loan portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, and an evaluation of current economic conditions. Management believes that presently the allowance for loan losses is adequate, but there can be no assurance that nonperforming loans will not increase in the future.

To a certain extent, the Company's success is dependent on the general economic conditions in the geographic market area served by the Company. Although the Company expects that economic conditions will remain favorable in its market area, no assurance can be given that such conditions will continue. Adverse changes to economic conditions in the Company's geographic market area would likely impair its loan collections and could otherwise have a materially adverse impact on the consolidated results of operations and financial position of the Company. The banking industry is highly competitive, with rapid changes in product delivery systems and in consolidation of service providers. The Company has many larger competitors in terms of asset size. These competitors also have substantially greater technical, marketing and financial resources. The larger size of these companies affords them the benefits of offering products and services that the Company does not offer. The Company constantly strives to meet the needs of its customers while making it more convenient for them to fulfill these needs. As it is aiding its existing customers, the Company is also working towards enlarging its customer base. No assurance can be given that these efforts will be successful in maintaining and expanding the Company's customer base.

OPERATING ENVIRONMENT:

During the second quarter of 1997, the Federal Reserve Board chose to maintain its target rate for federal funds at 5.50 percent as its fears over imminent inflation began to subside. The continuation of the 5.50 percent rate comes on the heels of a controversial 25 basis point increase approved by the Federal Open Market Committee ("FOMC") in March, the first increase in two years. This decision resulted from a slowdown in economic growth during the second quarter from the spurt experienced during the first quarter coupled with a moderation in inflation. Economic activity as measured by the gross domestic product, the sum of all goods and services produced in the United States, expanded at a mild 2.2 percent during the second quarter of 1997 as compared to a robust first quarter rate of 4.9 percent. Moreover, inflation was 1.4 percent for the first half of 1997, marking a level not experienced on a sustained basis since the 1960s. The national unemployment rate was 5.0 percent in June of 1997, a decline from the 5.3 percent of a year earlier. This trend towards tighter labor markets makes conditions favorable for higher prices offered on consumer goods and services. Many analysts expect personal consumption to rebound during the third quarter of 1997. Such events could lead to the Federal Reserve Board counteracting this inflationary pressure through monetary policy changes that could result in higher interest rates during the remainder of 1997. Similar to the national trend, local unemployment also fell during the second quarter of 1997. Average unemployment for the Company's quad-county market area of Lackawanna, Susquehanna, Wayne and Wyoming counties declined to 7.4 percent for the second quarter of 1997 from 9.1 percent during the first quarter.
The second quarter also witnessed a decline in mortgage rates as the average rate on 30-year mortgages hit a low for the year of 7.47 percent. Such trends provided favorable borrowing conditions for consumers. Management expects local economic activity to moderate for the remainder of 1997 as rising interest rates reduce consumer spending and lessen demand for borrowings.

With respect to the overall banking industry, second quarter of 1997 financial results practically mirrored those of the first quarter. Despite credit card delinquency levels remaining high, nonperforming assets ratios remained stable as compared to the first quarter. This trend is expected to continue under the current economic environment. Reserves to total loans ratios, although down slightly, remain strong. This downward trend is expected to subside as smaller banks see a 1.50 percent coverage ratio to be acceptable. Capital ratios declined slightly in the second quarter of 1997 as compared to the first quarter as a function of strong asset growth and share repurchases. For the nation's 25 largest banks, shares repurchased in the second quarter amounted to $7.7 billion. Despite being down from the $11.4 billion in repurchases for the first quarter, such level is still high as banks are using such capital strategy to enhance earnings per share and return on equity ratios. Net interest margins have been stable for the past several quarters due to the stable interest rate environment. This trend may continue as the interest rate outlook that projected a 75 basis point increase in market rates for 1997, has been reevaluated and now sees rates rising only 25 basis points by the second quarter of 1998. Efficiency ratios have been stable for the past several quarters but expenses are expected to have modest growth as a result of merger-related expenses.

REVIEW OF FINANCIAL POSITION:

The Company's total assets increased $5.4 million from $354.8 million at December 31, 1996, to $360.2 million at June 30, 1997. This increase is due to a rise in loan and federal funds sold volumes funded by $3.4 million of proceeds from a sale of student loans and a $3.1 million increase in deposit volumes. With strong competition from mutual funds, the stock market, credit unions and traditional deposit gatherers, such as commercial banks and thrifts, the Company continued its competitive product pricing throughout the second quarter of 1997. Loans, net of unearned income and adjusted for the sale of student loans, increased $5.2 million from December 31, 1996, to June 30, 1997. The increased loan levels did not, however, prove to be detrimental to the Company's asset quality as the nonperforming assets to loans, net ratio fell from 1.62 percent at year-end 1996 to 1.59 percent at June 30, 1997. The
Company continued to exhibit an improved capital position as its Leverage ratio reached 8.7 percent at June 30, 1997, as compared to 8.3 percent at December 31, 1996. Stockholders' equity increased $2,103 for the first half of 1997 as net income of $2,220 coupled with an increase of $147 in the net gain on available for sale investment securities was partially offset by dividends of $264.

During the second quarter of 1997, the Company's total assets grew $7.5 million, an annualized rate of 8.6 percent. Loans, adjusted for the sale of $3.4 million in student loans, grew $2.7 million while deposits increased $5.8 million from March 31,
1997, to June 30, 1997. Total stockholders' equity grew $1.7 million during the second quarter of 1997, due to the Company's larger volume of net income and a significant increase in the unrealized gain in the investment portfolio resulting from market appreciation.

Beyond its financial achievements, the Company successfully implemented its Dividend Reinvestment Plan ("DRP") during the second quarter of 1997. Approximately 26.0 percent of the outstanding shares enrolled during the initial solicitation of the DRP, far exceeding management's expectations.

On July 30, 1997, Community Bank entered a definitive agreement to acquire two branch offices of First Union National Bank ("First Union"). These branches are located in Factoryville, Wyoming County, Pennsylvania and Eynon, Lackawanna County,
Pennsylvania. The acquisition is scheduled to be completed during the fourth quarter of 1997 and includes certain loans and all deposits of these offices. At
June 30,
1997, the deposits at these two branch offices were approximately $21.9 million.

INVESTMENT PORTFOLIO:

At June 30, 1997, the Company's investment portfolio constituted 28.5 percent of its total earning assets.  Such percentage was below the 29.9 percent and 34.4 percent
recorded at December 31, and June 30, 1996, respectively, and was in line with the
Company's strategy of de-emphasizing the role of investments in the Company's earning asset mix. The two major components of the Company's investment portfolio consist of
U.S. Treasury securities and state and municipal obligations. These categories accounted for $29.1 million or 29.8 percent of investments and $37.4 million or 38.3 percent of investments, respectively, at June 30, 1997. Such investment strategy is based on the liquidity of short-term U.S. Treasury securities as they supplement primary sources of cash flows and provide for adequate cash flow to fund future loan demand. Medium-term, tax-exempt state and municipal obligations provide a reduction in the Company's effective tax rate.

At June 30, 1997, the Company reported a net unrealized gain on available for sale securities of $711, net of income taxes of $367. During the second quarter of 1997, the nation's economy moderated causing the FOMC to maintain short-term interest rates at their present levels. This decision prompted a decline in general market rates thus enhancing the market value of the Company's investment portfolio.

Should the country experience another surge in the economy during the remainder of
1997, the Federal Reserve may take action by raising rates to protect against inflation. The Company's Investment Committee regularly monitors the effects of interest rate changes on the investment portfolio. At June 30, 1997, stress tests conducted on the investment portfolio indicated that the portfolio would lose approximately 2.0 percent of its value given an instantaneous parallel increase of 100 basis points in the yield curve.

The following table sets forth the carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 1997, and December 31, 1996:

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                         JUNE 30,           DECEMBER 31,
                                                           1997                1996
                                                     ________________    _______________
                                                       AMOUNT    %         AMOUNT    %
________________________________________________________________________________________
U.S. Treasury securities............................. $29,074  29.75%    $ 35,619  34.92%
U.S. Government agencies.............................  17,708  18.12       18,606  18.24
State and municipals.................................  37,444  38.31       38,295  37.55
Mortgage-backed securities...........................  10,690  10.94        7,058   6.92
Equity securities....................................   2,818   2.88        2,416   2.37
                                                      _______ ______     ________ ______
  Total.............................................. $97,734 100.00%    $101,994 100.00%
                                                      ======= ======     ======== ======

The tax-equivalent yield on the investment portfolio was constant at 6.6 percent for
the second quarter of 1997 as compared to the first quarter.  Securities repayments
for the first half of 1997 totaled $13.3 million.  The Company used $8.8 million of
such repayments to purchase $3.0 million in short-term U.S. Treasury securities, $1.2 million in medium-term state and municipal obligations, $1.9 million in short-term collateralized mortgage obligations ("CMOs"), $2.5 million in short-term pooled mortgage-backed securities, and $200 in Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh") stock during the first six months of 1997. Management's near-term plans are to continue investing most of the excess funds not used in lending into short-term U.S.
Treasury securities and U.S. Government agency mortgage-backed products. The weighted average life of the Company's investment portfolio was 3.6 years at June 30, 1997, compared to 3.8 years at June 30, 1996.

The following table sets forth the maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available for sale portfolio at June 30, 1997. The weighted-average yield based on amortized cost has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. Except for equity securities, the distributions are based on contractual maturity with the exception of mortgage-backed securities and CMOs, which have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities will differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

MATURITY DISTRIBUTION OF AVAILABLE FOR SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                               ______________________________________________________________________________
JUNE 30, 1997                  AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT YIELD
_____________________________________________________________________________________________________________
Amortized cost:
U.S. Treasury securities..... $19,578   5.55% $ 9,507   5.92%                                  $29,085  5.67%
U.S. Government agencies.....  12,697   4.58    5,147   4.96                                    17,844  4.69
State and municipals.........   1,045   5.33    3,898   6.47   $5,354   8.47% $26,566   7.90%   36,863  7.76
Mortgage-backed securities...   3,487   6.32    7,008   6.35      198   6.05                    10,693  6.33
Equity securities............                                                   2,171   5.78     2,171  5.78
                              _______         _______          ______         _______          _______
  Total...................... $36,807   5.28% $25,560   5.93%  $5,552   8.38% $28,737   7.74%  $96,656  6.36%
                              =======         =======          ======         =======          =======

Fair value:
U.S. Treasury securities..... $19,573         $ 9,501                                          $29,074
U.S. Government agencies.....  12,627           5,081                                           17,708
State and municipals.........   1,044           3,905          $5,585         $26,910           37,444
Mortgage-backed securities...   3,492           7,001             197                           10,690
Equity securities............                                                   2,818            2,818
                              _______         _______          ______         _______          _______
  Total...................... $36,736         $25,488          $5,782         $29,728          $97,734
                              =======         =======          ======         =======          =======

LOAN PORTFOLIO:

Community banks are highly dependent on the housing industry for business sustainability as nearly two-thirds of their lending activities are related to financing real estate properties. Accordingly, management continually monitors information related to such activities.

After a decline of 6.6 percent in May of 1997, housing starts throughout the United
States rebounded in June as they rose by 4.8 percent. For June, new home and apartment constructions rose to a seasonally-adjusted annual rate of 1.45 million homes with all regions, except for the Northeast, sharing in the gain. This increase in housing starts for June was attributable to favorable mortgage interest rates and a strong period of job income and growth. By the end of the second quarter of 1997, interest rates on 30-year, fixed-rate mortgages averaged 7.47 percent.
Moreover, the
unemployment rate of 5.0 percent and a 3.8 percent increase in hourly wages compared to a year ago produced a favorable environment for housing starts. Despite the June rebound, housing starts were down 3.2 percent for the first six months of 1997 as compared to the same period of 1996. Management anticipates a decline in loan demand during the second half of 1997 as a result of a continued slowdown in real estate financing.

For the six months ended June 30, 1997, the Company experienced loan growth of $1.8 million, a 1.6 percent annualized rate. Adjusting for the $3.4 million sale of student loans to a servicing agent during the second quarter of 1997, loan volumes would have grown $5.2 million or 4.4 percent annualized. The primary reasons for the increase were a $2.4 million increase in commercial mortgages coupled with a
$1.1
million increase in one-to-four family residential mortgages. Loan volumes for the
Company averaged $238.2 million during the first half of 1997 compared to $212.6 million during the same period of 1996.

Management's continued emphasis on restructuring the Company's balance sheet to focus more attention on the loan portfolio in the asset mix led to an increase in the percentage of loans to earning assets at June 30, 1997, as compared to June 30, 1996.
Loans, net of unearned income, accounted for 69.2 percent of total earning assets at
June 30, 1997, as compared to 63.2 percent at June 30, 1996. Loans secured by residential properties have become more prominent in the loan portfolio compared to
December 31, 1996, as such loans represented 62.8 percent of loans, net of unearned income at June 30, 1997, as compared to 61.9 percent at year-end 1996. The loan portfolio's tax-equivalent yield decreased from 8.9 percent during the first half of
1996, to 8.6 percent for the same period of 1997. The current yield of 8.6 also falls below the peer group's yield of 8.8 percent. Such variance was mainly attributed to the Company's implementation of pricing strategies in light of increased competition. During the second half of 1997, management does not expect a wide fluctuation in loan yields as any rises in general market rates will most likely be offset by management's interest in enhancing loan demand through its competitive pricing strategies. The Company expects to facilitate its future loan demand through increases in its core deposits as well as repayments on loans and investments.

The following table sets forth the major categories of the loan portfolio at June 30, 1997, and December 31, 1996:

DISTRIBUTION OF LOAN PORTFOLIO

                                                  JUNE 30,               DECEMBER 31,
                                                    1997                     1996
                                             AMOUNT         %         AMOUNT         %
________________________________________________________________________________________
Commercial, financial and others.......... $ 32,318       13.61%    $ 31,744       13.46%
Real estate:
  Construction............................    1,544        0.65        3,698        1.57
  Mortgage................................  185,162       77.94      179,134       75.97
Consumer, net.............................   18,533        7.80       21,227        9.00
                                           ________      ______     ________      ______
  Loans, net of unearned income...........  237,557      100.00%     235,803      100.00%
Less: allowance for loan losses...........    3,872      ======        3,944      ======
                                           ________                 ________
    Net loans............................. $233,685                 $231,859
                                           ========                 ========

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit interest rate risk and liquidity strains. Approximately 32.4 percent of the loan portfolio will reprice within the next 12 months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of adjustable-rate loans so that it could lower the Company's future interest rate risk.





The following table sets forth the maturity and repricing information of the loan portfolio by major category at June 30, 1997:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
JUNE 30, 1997                        ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
_______________________________________________________________________________________
Maturity schedule:
Commercial, financial and others..... $12,819        $ 9,214       $ 10,285    $ 32,318
Real estate:
  Construction.......................   1,544                                     1,544
  Mortgage...........................   4,855         24,250        156,057     185,162
Consumer, net........................   2,207         11,991          4,335      18,533
                                      _______        _______       ________    ________
    Total............................ $21,425        $45,455       $170,677    $237,557
                                      =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $33,560        $66,281       $ 94,293    $194,134
Floating or adjustable interest rates  43,423                                    43,423
                                      _______        _______       ________    ________
    Total............................ $76,983        $66,281       $ 94,293    $237,557
                                      =======        =======       ========    ========

ASSET QUALITY:

Unemployment ratios for the nation and Pennsylvania at the end of the second quarter of 1997 were at 5.0 percent and 5.3 percent, respectively. For the area served by the Company, unemployment rates were considerably higher. Lackawanna, Susquehanna,
Wayne and Wyoming counties reported unemployment rates at the end of the second quarter of 1997 of 7.7 percent, 7.3 percent, 7.4 percent and 7.2 percent, respectively. While Wayne and Wyoming counties followed national trends by falling from year-end ratios, Lackawanna and Susquehanna counties experienced a rise in unemployment ratios. Generally, higher unemployment levels would lead to the deterioration of asset quality in the loan portfolio, however the Company had virtually no change in the volume of nonperforming assets compared to the year-end
1996 level of $3.8 million or 1.6 percent of loans, net of unearned income. However, such figure was up slightly from the $3.6 million or 1.5 percent of loans, net of unearned income recorded at March 31, 1997, due to an increase in mortgage loans past due 90 days or more. Management believes the relative stability in the nonperforming assets ratios is due to general decline in unemployment rates and the continued rise in average weekly earnings. The improved average weekly earnings levels can be attributed to an increase in the average hourly workweek from 41.4 hours per week at December 31, 1996, to 41.9 hours per week at June 30, 1997.





The following table sets forth information concerning nonperforming assets at June 30, 1997, and December 31, 1996. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms:

DISTRIBUTION OF NONPERFORMING ASSETS
                                                              JUNE 30,    DECEMBER 31,
                                                                1997         1996
______________________________________________________________________________________
Nonaccrual loans:
Commercial, financial and others............................... $  223          $  251
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,050           1,018
Consumer, net..................................................     12
                                                                ______          ______
    Total nonaccrual loans.....................................  1,285           1,269
                                                                ______          ______
Restructured loans.............................................    217             225
                                                                ______          ______
    Total impaired loans.......................................  1,502           1,494
                                                                ______          ______

Loans past due 90 days or more:
Commercial, financial and others...............................    292             359
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,545           1,247
Consumer, net..................................................    285             291
                                                                ______          ______
    Total loans past due 90 days or more.......................  2,122           1,897
                                                                ______          ______
    Total nonperforming loans..................................  3,624           3,391
                                                                ______          ______
Foreclosed assets..............................................    160             420
                                                                ______          ______
    Total nonperforming assets................................. $3,784          $3,811
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   0.63%           0.63%
Nonperforming loans as a percentage of loans, net..............   1.53            1.44
Nonperforming assets as a percentage of loans, net.............   1.59%           1.62%

The Company's recorded investment in impaired loans, consisting of nonaccrual
and
restructured loans, was $1,502 at June 30, 1997, $1,491 at March 31, 1997, and $1,494
at December 31, 1996. The slight increase in the second quarter of 1997 was primarily attributable to the addition of one nonaccrual loan secured by real estate offset by payments received on existing nonaccrual loans. The average recorded investment in impaired loans during the three and six months ended
June 30, 1997, was
$1,516 and $1,501, respectively. The average recorded investment in impaired loans for the comparable periods of 1996 was $1,440 and $1,532, respectively.
Impaired
loans included a $217 restructured loan to one commercial customer at June 30, 1997.
Such credit continued to perform in accordance with its modified terms during the second quarter of 1997. Had such loans been current and the terms not modified, interest income on impaired loans would have been $32 and $66 for the second quarter and first half of 1997, respectively, and $26 and $42 for the same periods of 1996, respectively. Interest recognized on impaired loans amounted to $4 for the first six months of 1997 and $23 for the comparable period last year. For the quarter ended June 30, 1997 and 1996, interest recognized on impaired loans totaled $1 and $7, respectively. Cash received on impaired loans applied as a reduction of principal totaled $119 and $243 for the six months ended June 30, 1997 and 1996, respectively.
For the quarter ended June 30, 1997 and 1996, cash receipts on impaired loans amounted to $45 and $202, respectively. There were no commitments to extend additional funds to such parties at June 30, 1997.

Accruing loans past due 90 days or more totaled $2,122 at June 30, 1997, $1,891 at
March 31, 1997, and $1,897 at December 31, 1996.  This slight increase of the
$231
compared to the first quarter of 1997 can be attributed to cyclical delinquency trends for the Company. Nonperforming loans as a percentage of total loans, net, rose to 1.53 percent at June 30, 1997, from 1.42 percent and 1.44 percent at March 31, 1997, and December 31, 1996, respectively. The Company's peer group of 35 banks in Northeastern Pennsylvania recorded a 1.45 percent ratio at June 30, 1997.

The allowance for loan losses account is established through charges to earnings in the form of a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account and subsequent recoveries, if any, are credited to the account. The allowance is maintained at a level believed adequate by management to absorb estimated potential credit losses. While historical loss experience provides a reasonable starting point in assessing the adequacy of the allowance account, management also considers a number of relevant factors likely to cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. Such factors include changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, loan review system, volumes of past due and classified loans, concentrations, borrowers' financial status, collateral value, and other factors deemed relevant by management. In addition to management's assessment, various regulatory agencies, as an integral part of their routine annual examination process, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance, beyond normal monthly provisions, based on their judgments concerning information available to them at the time of their examination.
As of the latest regulatory examination, conducted at September 30, 1996, no such charge was deemed necessary.

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

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                                        JUNE 30,          DECEMBER 31,
                                                         1997                1996
                                                    _______________     ______________
                                                           CATEGORY           CATEGORY
                                                               AS A               AS A
                                                               % OF               % OF
                                                    AMOUNT    LOANS     AMOUNT   LOANS
______________________________________________________________________________________
Commercial, financial and others................... $1,347    13.61%    $1,396   13.46%  Real estate:

  Construction.....................................            0.65               1.57
  Mortgage.........................................  1,303    77.94      1,326   75.97
Consumer, net......................................  1,222     7.80      1,222    9.00
                                                    ______   ______     ______  ______
    Total.......................................... $3,872   100.00%    $3,944  100.00%
                                                    ======   ======     ======  ======

The following table sets forth a reconciliation of the allowance for loan losses account and illustrates the charge-offs and recoveries by major loan category for the six months ended June 30, 1997:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES
                                                                              JUNE 30,
                                                                                1997
______________________________________________________________________________________
Allowance for loan losses at beginning of period............................... $3,944
Loans charged-off:
Commercial, financial and others...............................................    162
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     73
Consumer, net..................................................................     59
                                                                                ______
    Total......................................................................    294
                                                                                ______

Loans recovered:
Commercial, financial and others...............................................     11
Real estate:
  Construction.................................................................
  Mortgage.....................................................................      2
Consumer, net..................................................................     59
                                                                                ______
    Total......................................................................     72
                                                                                ______
Net loans charged-off..........................................................    222
                                                                                ______
Provision charged to operating expense.........................................    150
                                                                                ______
Allowance for loan losses at end of period..................................... $3,872
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding............   0.09%
Allowance for loan losses as a percentage of period end loans.................   1.63%

Management utilizes the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan and Lease Losses in assessing the adequacy of its allowance for loan losses account. The policy statement provides guidance regarding the nature and purpose of the allowance, related responsibility of management and examiners, loan review systems, and international transfer risk matters. Such tool involves a comparison of the reported loss allowance against the sum of specified percentages, based on industry averages, applied to certain loan classifications.
Based on the results of this regulatory calculation, the Company was considered adequately reserved at June 30, 1997. Despite these favorable results, management will continue performing a thorough analysis of the Company's loan portfolio as such calculation fails to account for differences between institutions, their portfolios, underwriting and collection policies, and credit-rating policies.

The allowance for loan losses account was $3,872 at June 30, 1997, as compared to
$3,794 at March 31, 1997. With respect to nonperforming loans, the allowance account covered 106.8 percent and 112.2 percent at June 30, 1997, and March 31, 1997, respectively. Relative to all nonperforming assets, the allowance account covered
102.3 percent at June 30, 1997, and 106.0 percent at March 31, 1997. The increased volume of the allowance for loan losses account as compared to March 31, 1997, was attributable to the Company continuing to make monthly additions to such allowance through provisions charged to operations. The allowance for loan losses account as a percentage of period end loans was 1.63 percent at June 30, 1997. This ratio exceeds the peer group's ratio of 1.38 percent, however management considers the monthly provision justifiable as a result of increased loan demand.

Included in the allowance account were amounts for impaired loans of $1,285, $1,271 and $1,269 at June 30, 1997, March 31, 1997, and December 31, 1996,
respectively.
The related allowance for loan losses for these three periods was $634, $635 and $650, respectively. The recorded investment for which there was no related allowance for loan losses was $217 at June 30, 1997, $220 at March 31, 1997, and $225 at December 31, 1996. For the first half of 1997, activity in the allowance for loan losses account related to impaired loans included a provision charged to operations of $2 and losses charged to the allowance of $18. There were no recoveries of such loans for the first half of 1997.

Past due loans that have not been satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or a portion of the outstanding balance should be charged against the allowance for loan losses account.
Subsequent recoveries, if any, are credited to the allowance account. Net chargeoffs totaled $222 compared to net recoveries of $3 for the six months ended
June 30, 1997 and 1996, respectively.

DEPOSITS:

The Company experienced an increase in deposits of $5.8 million for the quarter ended
June 30, 1997, from $317.8 million at March 31, 1997, to $323.6 million. This marked a reversal from the $2.7 million decline in the first quarter of 1997.  The higher
deposit level came primarily as a result of an increase in retail time deposits of
$8.2 million and an increase in commercial interest checking accounts of $2.1 million. Such increases were partially offset by a $7.2 million reduction in commercial time deposits. The increase in retail time deposits occurred primarily due to management's offering of a special retail certificate of deposit product. The decline in commercial certificate of deposit products came primarily from products
held by local school districts. The Company's average deposit volumes increased $7.1 million to $319.7 million for the first half of 1997, as compared to $312.6 million for the same period of 1996. The cost of interest-bearing deposits remained constant at 4.78 percent for the first and second quarters of 1997. Such costs were only slightly above the 4.70 percent recorded by the Company's peer group. This slightly unfavorable rate variance as compared to the peer group stemmed from the Company's aggressive pricing strategies in light of increased competition.

The Company continually analyzes its pricing strategies with respect to prevailing market conditions. Factors such as changes in general market rates, loan demand and liquidity position are all taken into consideration in making decisions for future actions regarding deposit pricing.

The following table sets forth the average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 1997, and June 30, 1996:

DEPOSIT DISTRIBUTION

                                                  JUNE 30,               JUNE 30,
                                                    1997                   1996
                                              ________________________________________
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
______________________________________________________________________________________
Interest-bearing:
Money market accounts....................... $ 15,765      3.06%    $ 18,209      2.85%
NOW accounts................................   18,218      2.16       15,813      1.98
Savings accounts............................   65,583      3.03       67,205      2.94
Time less than $100.........................  161,314      5.70      157,351      5.74
Time $100 or more...........................   32,193      6.09       27,943      6.02
                                             ________               ________
  Total interest-bearing....................  293,073      4.78%     286,521      4.73%
Noninterest-bearing.........................   26,610                 26,042
                                             ________               ________
  Total deposits............................ $319,683               $312,563
                                             ========               ========

Average volumes of noninterest-bearing deposits increased from $26.0 million for the six months ended June 30, 1996, to $26.6 million for the comparable period of 1997.
Such volumes as a percentage of average assets totaled 7.5 percent and lagged behind the local peer group average of 9.9 percent, which effectively increased the Company's cost of funds.


Volatile liabilities, time deposits in denominations of $100 or more, declined from
$35.9 million at December 31, 1996, to $26.0 million at June 30, 1997. Such decline resulted from the cyclical nature of commercial time deposits held by local school districts. The Company's average cost of such deposits rose slightly to 6.1 percent in 1997 from 6.0 percent in 1996. The following table sets forth maturities of time deposits of $100 or more for June 30, 1997, and December 31, 1996:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                               JUNE 30,    DECEMBER 31,
                                                                 1997          1996
_______________________________________________________________________________________
Within three months.........................................    $ 3,225         $ 8,598
After three months but within six months....................     11,048           9,958
After six months but within twelve months...................      3,748          11,262
After twelve months.........................................      7,974           6,047
                                                                _______         _______
  Total.....................................................    $25,995         $35,865
                                                                =======         =======

INTEREST RATE SENSITIVITY:

Interest rate sensitivity is the relationship between prevailing interest rates and earnings volatility based on the repricing characteristics of interest-earning assets and interest-bearing liabilities. Interest rate sensitivity management attempts to limit, and to the extent possible, control the effects interest rate fluctuations have on net interest income as such income plays a vital role in the Company's financial performance. The responsibility of interest rate sensitivity management has been delegated to the Asset/Liability Management Committee ("ALCO"). Specifically, ALCO utilizes several computerized modeling techniques to monitor and attempt to control influences that market changes have on the Company's rate sensitive assets and liabilities. One such technique utilizes a static gap report, which attempts to measure the Company's interest rate exposure by calculating the net amount of rate sensitive assets ("RSA") and rate sensitive liabilities ("RSL") that reprice within specific time intervals. A positive gap, indicated by an RSA/RSL ratio greater than 1.0, implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

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


INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
JUNE 30, 1997                   THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
_____________________________________________________________________________________________________________
Rate sensitive assets:
Investment securities............... $17,295           $ 22,737         $ 23,498        $  34,204    $ 97,734
Loans, net of unearned income.......  46,525             30,458           66,281           94,293     237,557
Federal funds sold..................   8,000                                                            8,000
                                     _______           ________         ________        _________    ________
  Total............................. $71,820           $ 53,195         $ 89,779        $ 128,497    $343,291
                                     =======           ========         ========        =========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 16,512                                      $ 16,512
NOW accounts........................                     19,838                                        19,838
Savings accounts....................                                    $ 65,558                       65,558
Time deposits less than $100........ $30,563             66,508           70,392        $      27     167,490
Time deposits $100 or more..........   3,225             14,796            7,974                       25,995
Long-term debt......................                          2                8               35          45
                                     _______           ________         ________        _________    ________
  Total............................. $33,788           $117,656         $143,932        $      62    $295,438
                                     =======           ========         ========        =========    ========

Rate sensitivity gap:
  Period............................ $38,032           $(64,461)        $(54,153)       $ 128,435
  Cumulative........................ $38,032           $(26,429)        $(80,582)       $  47,853    $ 47,853

RSA/RSL ratio:
  Period............................    2.13               0.45             0.62         2,072.53
Cumulative........................      2.13               0.83             0.73             1.16        1.16

At June 30, 1997, the Company's ratio of cumulative one year rate sensitive assets to rate sensitive liabilities improved to 0.83 compared to 0.74 at March 31, 1997. With respect to the guidelines set forth in the Company's asset/liability management policy, this ratio falls within the 0.7 and 1.3 deemed by management to be acceptable. Such positive change occurred as a result of management's strategy of investing the $3.4 million received from the sale of longer-term student loans
and
the excess investment and loan repayments not used to fund loan demand, into
short-term U.S. Treasury securities and federal funds sold.   Another
contributing factor
to the Company's improved cumulative one-year gap was a decline of $9.2 million in commercial time deposits repricing within one year from $27.2 million at March 31, 1997, to $18.0 million at June 30, 1997. Finally, management's promotion of an above-market yield on an intermediate-term certificate of deposit during the second quarter of 1997 increased the weighted-average life of retail certificates.

The Company's three month ratio also increased, rising to 2.13 at June 30, 1997, from
1.41 at March 31, 1997. Such increase was attributable to the same reasons presented for the rise in the cumulative one year interest sensitivity gap. Based on the results of the June 30, 1997, static gap report the Company was liability rate sensitive for the cumulative one-year period. This indicates that should general market rates increase, the likelihood exists that net interest income will be adversely impacted. Conversely, a decline in general market rates would likely have a positive impact on net interest income. However, these forward-looking statements are qualified by the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

Static gap analytics, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude.
Third, the
interest rate sensitivity table presents a one-day position; variations occur daily as the Company adjusts its rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of the Company's Asset/Liability Management Policy assigns money market and
NOW accounts to the due after three but within 12 months repricing interval. In reality, these items may reprice less frequently and in different magnitudes than changes in general interest rate levels.

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. Such model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 1997, produced similar results to those indicated by the static gap model.
Should a parallel and instantaneous rise in interest rates of 100 basis points occur, a decline in net interest income of 5.4 percent is expected. Conversely, a 100 basis point decline in market rates would cause a 5.4 percent increase in net interest income.

Financial institutions are impacted differently by inflation than are commercial and industrial companies that have significant investments in fixed assets and inventories. Most of the Company's assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact of inflation on the Company, however management believes that its exposure to inflation can be mitigated through asset/liability management.

LIQUIDITY:

Liquidity is defined as a company's ability to generate cash at a reasonable cost in order to satisfy commitments to borrowers as well as to meet the demands of depositors and debtholders. The Company's principal sources of liquidity are its core deposits and loan and investment payments and prepayments. Providing a secondary source of liquidity is the Company's available for sale portfolio.
As a
final source of liquidity, the Company has the ability to exercise existing credit arrangements. As specified in the Company's Asset/Liability Management Policy, such borrowings will only be used on a contingency basis. The reliance on these borrowings to fund temporary deficiencies is limited to a maximum of five consecutive business days before management is required to take appropriate action to remedy the shortfall through normal operations. The Company manages liquidity daily, thus enabling management to effectively monitor fluctuations in the Company's liquidity position and to adapt its position according to market fluctuations. Management believes the Company's liquidity position is adequate to meet both present and future shifts in loan demand and deposit withdrawals on a timely basis. There are presently no known trends, demands, commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Company's liquidity.

The Company showed a marked improvement in its liquidity at June 30, 1997, as compared to March 31, 1997. The best evidence of such improvement is illustrated by the Company's net noncore funding dependence and net short-term noncore funding dependence ratios. The net noncore funding dependence ratio is defined as the difference between noncore funds, consisting of time deposits over $100 and brokered time deposits under $100, and short-term investments to long-term assets. The net short-term noncore funding dependence ratio is defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets. Such ratios were negative 4.8 percent and negative
7.5 percent, respectively, at June 30, 1997, compared to 1.5 percent and negative 0.7 percent, respectively, at March 31, 1997. These ratios also outperformed the 7.3 percent and 3.0 percent, respectively, recorded by the Company's peer group. By maintaining an adequate volume of short-term investments and aggressively competing for medium-term certificates of deposit, management feels such ratios will remain stable.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold, increased $7.8 million over the first six months of 1997. Net cash provided by operating activities totaled $2,782 as a primary result of the Company's recognizing net income of $2,220 for the first six months of 1997.

For the first half of 1997, net cash provided by investing activities was $2,205.
The major component of this increase was the receipt of $13,283 in repayments on available for sale securities. Of such receipts, $8,799 were reinvested primarily in short-term investment securities with the remainder used to fund loan demand.

Net cash provided by financing activities aggregated $2,795 for the first six months of 1997. The Company's $3,170 increase in deposit volumes for the six months ended
June 30, 1997, provided the major portion of the gain as the Company's took an aggressive product pricing position during the second quarter.

CAPITAL ADEQUACY:

For the first half of 1997, the Company's stockholders' equity showed an improvement of $2,103 over year-end 1996. The major source of such improvement was the recording of net income of $2,220 for the first six months of the year less dividends declared of $264.  Also aiding the greater capital level was an increase of $147 in the
Company's net unrealized gain on available for sale securities.   For the second
quarter of 1997, the Company had an increase of $621 in the net unrealized gain on available for sale securities, marking a turnaround from the $474 reduction experienced for the first quarter. Management's efforts towards improving the quality, composition and structure of the investment portfolio have aided the Company in lessening the impact of market depreciation on the investment portfolio resulting from changes in interest rates.

The Company declared a $132 or $.06 per share dividend for the second quarter of 1997. Cash dividends declared during the first six months of 1997 were $264 or $0.12 per share, 9.1 percent above those declared for the same period of 1996. As a percentage of net income, cash dividends for the six months ended June 30, 1997, equalled 11.9 percent. It is the present intention of the Company's board of directors that dividends will be paid in the future. However, factors such as operating results, financial and economic conditions, capital needs, growth objectives, appropriate dividend restrictions related to the Company, and other relevant factors may have an influence on these decisions.

On April 2, 1997, the Company filed a registration statement with the Securities and
Exchange Commission ("SEC") to register 300 thousand shares of common stock to be
utilized in the DRP.  The plan went into effect beginning with the Company's second
quarter dividend and affords stockholders the opportunity to automatically reinvest
their dividends in shares of the Company's common stock.   Management considered
the
initial solicitation of the DRP to be a success as approximately 26.0 percent of the outstanding shared enrolled subsequent to such solicitation.













The following table presents the Company's capital ratios at June 30, 1997 and 1996, as well as the required minimum ratios for capital adequacy purposes and to be "well capitalized" under the prompt corrective action provisions:

RISK-ADJUSTED CAPITAL

                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                          __________________________________________________________________
JUNE 30                                       1997      1996       1997         1996         1997       1996
____________________________________________________________________________________________________________
Tier I capital to risk-adjusted assets... $ 30,782  $ 26,733    $ 7,505      $ 7,619      $11,257    $11,429
Total capital to risk-adjusted assets....   33,146    29,135     15,010       15,238       18,762     19,048
Tier I capital to total average assets
 less goodwill...........................   30,782    26,733    $14,126      $13,784      $17,658    $17,230
Risk-adjusted assets.....................  180,494   185,200
Risk-adjusted off-balance sheet items....    7,129     5,277
Average assets for Leverage ratio........ $353,161  $344,604

Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items...................................    16.4%     14.0%       4.0%         4.0%         6.0%       6.0%

Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items.................    17.7      15.3        8.0          8.0         10.0       10.0

Tier I capital as a percentage of total
 average assets less goodwill............     8.7%      7.8%       4.0%         4.0%         5.0%       5.0%


The Company exceeded all relevant regulatory capital measurements at June 30, 1997, and was considered "well capitalized." Regulatory agencies define institutions not under a written directive to maintain certain capital levels as "well capitalized" if they exceed the following: Tier I risk-based ratio of at least 6.0 percent, a total risk-based ratio of at least 10.0 percent and Leverage ratio, defined as Tier I capital to total average assets less goodwill, of at least 5.0 percent. The Company continues to improve its capital level as illustrated by an increase in its Leverage ratio from 8.5 percent at March 31, 1997, to 8.7 percent at June 30, 1997. Such ratio also exceeds the 8.3 percent recorded at December 31, 1996.

REVIEW OF FINANCIAL PERFORMANCE:

The Company reported net income of $1.2 million or $0.53 per share for the second
quarter of 1997, thus bringing total earnings for the year to $2.2 million or $1.01 per share. Such level represents a 10.9 percent increase over the comparable period of 1996. The Company's return on average assets and return on average equity were
1.26 percent and 14.00 percent, respectively, for the first half of 1997 compared to
1.16 percent and 14.45 percent, respectively for the same period of 1996. These levels are attributable to the Company's improved loan revenues and noninterest income. Management maintained its focus on the generation of higher proportional earnings during 1997 as evidenced by an increase in the ratio of average loans to earning assets from 63.8 percent in 1996 to 69.6 percent in 1997. In addition, during the second quarter, Community Bank and Trust Company ("Community Bank"), the wholly-owned subsidiary of the Company, reached a settlement with a securities broker. The $250 settlement was awarded with respect to Community Bank's business relationship with this broker prior to 1995. This one-time addition to noninterest income had a $148.5 positive impact on 1997 earnings after applicable income taxes and legal fees.

NET INTEREST INCOME:

The major source of the Company's operating income is derived from net interest income. Net interest income is defined as the excess amount of interest and fees on loans and other investments over interest expense incurred on deposits and other funding sources used to support such assets. Net interest margin is the percentage of net interest income on a tax- equivalent basis to average earning assets.
Variations in volumes and rates of earning assets and liabilities, in response to changes in general market rates, are the primary factors affecting net interest income. Net interest income levels are also influenced by the composition of earning assets and interest-bearing liabilities as well as the level of nonperforming asset volumes.

The Company had a modest increase of $103 in net interest income on a tax-equivalent basis for the six months ended June 30, 1997, as compared to the same period of 1996.
 The primary cause of such increase came from the Company's greater average loan volumes partially offset by a reduction in its loan yields and investment volumes.
For the first six months of 1997, the Company's average loan volumes totaled $238.2 million, a $25.6 million or 12.0 percent increase over the $212.6 million for the same period of 1996. This change accounted for a $1,633 favorable variance in interest income related to loan volumes. Throughout the second and third quarters of
1996, management instituted aggressive loan pricing strategies in light of the competitive lending environment. Such strategies, while benefitting loan volumes, did have an adverse influence on the loan portfolio's yield. The Company's tax-equivalent yield on loans for the six months ended June 30, 1997, was 8.56 percent, a
38 basis point decline from the 8.94 percent recorded for the same period of 1996.
This drop accounted for a $951 decline in interest income related to loan yields. In its effort to localize a larger portion of its earning assets into the loan area, the
Company reduced its investment volumes.  For the six months ended
June 30, 1997, the
Company recorded a $14.9 million decline in average investments to $98.6 million from
$113.5 million for the same period of 1996. This downsizing of the investment portfolio accounted for a $510 decline in interest income related to investment volumes. While the volumes declined on the investment portfolio, an increase in tax-equivalent yields on the portfolio mitigated a portion of the reduction in income due to volumes. The Company's tax-equivalent yield on the investment portfolio rose 22 basis points from 6.38 percent for the first half of 1996 to 6.60 percent for the same period of 1997. Partially offsetting the $265 positive change in interest income was a $162 unfavorable variance in interest expense. The primary component of such change was an increase in average commercial time deposits for the six months ended June 30, 1997, as compared to the same period of 1996. Such volumes increased
$3.3 million to $30.3 million for the first half of 1997 from $27.0 million for the first half of 1996.
The Company's net interest margin showed a slight decline from 3.87 percent for the first half of 1996 to 3.85 percent for the same period of 1997. Such change was a product of a higher cost of funds influenced by a competitive deposit-gathering environment partially offset by the more prominent role of loans in the Company's earning assets mix. The net interest margin has, however, shown an improvement over the 3.82 percent recorded for the first quarter of 1997.

For the quarter ended June 30, 1997, net interest income on a tax-equivalent basis increased $90 compared to the same period of 1996. Circumstances similar to those given for the six month period provide the reasons for such favorable change.
A
greater level of loan volumes offset by the decline in tax-equivalent loan yields and investment volumes formed the basis for the improvement over the comparable three month periods of June 30, 1997, and June 30, 1996, respectively. For the second half of 1997, management expects continued improvements with respect to its net interest margin due to the greater loan volumes. However, should there be an increase in general market rates or a heightened intensity in the competition for deposits, such margin increases may be limited. Management is also aware that should the current local unemployment levels deteriorate, impaired loan levels may experience an increase leading to another obstacle stunting margin improvements.
















Management analyzes interest income and interest expense by segregating rate and volume components of earning assets and interest-bearing liabilities. The following table demonstrates the impact changes in the interest rates earned and paid on assets and liabilities, along with changes in the volume of earning assets and interest-bearing liabilities, have on net interest income. Earning assets averages include nonaccrual loans. Investment averages include available for sale securities at amortized cost. Investment securities and loans are adjusted to a tax- equivalent basis using a 34.0 percent tax rate. The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume:

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                         1997 VS. 1996              1997 VS. 1996
                                       INCREASE (DECREASE)        INCREASE (DECREASE)
                                         ATTRIBUTABLE TO            ATTRIBUTABLE TO
                                      _____________________      _____________________
                                      TOTAL                      TOTAL
                                      CHANGE   RATE  VOLUME      CHANGE   RATE  VOLUME
                                      ______   ____  ______      ______   ____  ______
Interest income:
Loans:
  Taxable............................. $ 309  $(912) $1,221       $ 479  $(879) $1,358
  Tax-exempt..........................   114    (75)    189         203    (72)    275
Investments:
  Taxable.............................  (249)   288    (537)       (462)   219    (681)
  Tax-exempt..........................    38    (38)     76          99    (72)    171
Interest-bearing deposits with banks..    (1)            (1)         (5)            (5)
Federal funds sold....................    38      3      35         (49)     7     (56)
                                       _____  _____  ______       _____  _____  ______
    Total interest income.............   249   (734)    983         265   (797)  1,062
                                       _____  _____  ______       _____  _____  ______
Interest expense:
Money market accounts.................    (1)    44     (45)        (19)    44     (63)
NOW accounts..........................    19      6      13          39     15      24
Savings accounts......................   (11)    (2)     (9)          2     57     (55)
Time deposits less than $100..........   120     12     108          67    (84)    151
Time deposits $100 or more............    64     13      51         136     12     124
Short-term borrowings.................                                1              1
Long-term debt........................   (32)    85    (117)        (64)    85    (149)
                                       _____  _____  ______       _____  _____  ______
    Total interest expense............   159    158       1         162    129      33
                                       _____  _____  ______       _____  _____  ______
    Net interest income............... $  90  $(892) $  982       $ 103  $(926) $1,029
                                       =====  =====  ======       =====  =====  ======










The following table sets forth a summary of net interest income for major categories of earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME

                                                        JUNE 30, 1997                   JUNE 30, 1996
                                                ___________________________     ___________________________
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                _______  ________  ________     _______  ________  ________
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $228,967   $ 9,741      8.58%   $209,122   $ 9,262      8.91%
  Tax-exempt..................................    9,197       365      8.00       3,469       162      9.39
Investments:
  Taxable.....................................   60,737     1,654      5.49      78,458     2,116      5.42
  Tax-exempt..................................   37,886     1,573      8.37      35,029     1,474      8.46
Interest-bearing deposits with banks..........                                       90         5     11.17
Federal funds sold............................    5,431       148      5.50       7,269       197      5.45
                                               ________   _______              ________   _______
    Total earning assets......................  342,218    13,481      7.94%    333,437    13,216      7.97%
Less:  allowance for loan losses..............    3,905                           3,969
Other assets..................................   16,231                          16,731
                                               ________                        ________
    Total assets.............................. $354,544                        $346,199
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 15,765       239      3.06%   $ 18,209       258      2.85%
NOW accounts..................................   18,218       195      2.16      15,813       156      1.98
Savings accounts..............................   65,583       986      3.03      67,205       984      2.94
Time deposits less than $100..................  161,314     4,558      5.70     157,351     4,491      5.74
Time deposits $100 or more....................   32,193       973      6.09      27,943       837      6.02
Short-term borrowings.........................       29         1      6.95
Long-term debt................................       46         2      8.77       3,047        66      4.36
                                               ________   _______              ________   _______   _
    Total interest-bearing liabilities........  293,148     6,954      4.78%    289,568     6,792      4.72%
Noninterest-bearing deposits..................   26,610                          26,042
Other liabilities.............................    2,804                           2,815
Stockholders' equity..........................   31,982                          27,774
                                               ________   _______              ________   _______
    Total liabilities and stockholders' equity $354,544     6,954              $346,199     6,792
                                               ========   _______              ========   _______
    Net interest/income spread................            $ 6,527      3.16%              $ 6,424      3.25%
                                                          =======                         =======
    Net interest margin.......................                         3.85%                           3.87%
Tax equivalent adjustments:
Loans.........................................            $   124                         $    55
Investments...................................                535                             501
                                                          _______                         _______
    Total adjustments.........................            $   659                         $   556
                                                          =======                         =======




















Note: Average balance was calculated using average daily balances and includes nonaccrual loans. Available for sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $778 and $437 at June 30, 1997 and 1996, respectively, included in other assets. Tax equivalent adjustment was calculated using the prevailing statutory rate of 34.0 percent.

PROVISION FOR LOAN LOSSES:

The Company makes provisions for loan losses based on evaluations of its allowance for loan losses account. Factors such as previous loan experience, overall loan portfolio characteristics, prevailing economic conditions, and other relevant factors are taken into consideration when determining the provision. Based on its most current evaluation, management believes the allowance is adequate to absorb any known and inherent losses in the portfolio.

The Company's provision for loan losses for the three and six months ended
June 30, 1997 and 1996, remained unchanged at $75 and $150, respectively. Although management feels the current allowance account is adequate, based on the aforementioned regulatory calculation, it has increased the monthly loan loss provision to $35 effective July 1, 1997, consistent with the greater amount of loans.

NONINTEREST INCOME:

For the first half of 1997, the Company recorded noninterest income of $1,012, a $331
or 48.6 percent increase over the same period of 1996.  The significant increase was
primarily due to a $250 litigation settlement paid by a securities broker to the Company's wholly-owned subsidiary, Community Bank. The $250 settlement was awarded with respect to Community Bank's business relationship with this broker prior to 1995. Service charges, fees and commissions increased $54 or 7.6 percent from $708 for the six months ended June 30, 1996, to $762 for the same period of last year.
The major source of this increase came from fees received with respect to insufficiently-funded customer accounts. The net investment securities losses of $27 for the six months ended June 30, 1996, resulted from the disposition of three variable-rate CMOs with a carrying value of $897. The investment committee decided to dispose of such investments after reassessing their appropriateness with respect to their structure, composition and characteristics in line with the Company's investment goals. For the quarter ended June 30, 1997, noninterest income totaled
$599 as compared to $345 for the same period of 1996. Such increase is explained by the same reasons related to the year-to-date positive change.

NONINTEREST EXPENSE:

The general components of noninterest expense are the costs of providing salaries and necessary employee benefits, maintaining facilities and general operating costs such as insurance, supplies, advertising, data processing and other related expenses. Several of these costs and expenses are variable while others are fixed. In its efforts to control the variable portion of these expenses, management employs budgets and other related strategies.

For the six months ended June 30, 1997, the Company's noninterest expense totaled
$3,934, an increase of $89 or 2.3 percent as compared to the same period last year.
In terms of operating efficiency, the Company maintained its net overhead to average assets ratio at 1.8 percent for the first halves of 1997 and 1996. Such level continues to outperform the 2.0 percent overhead ratio experienced by the Company's peer group. A company can also measure its productivity with the operating efficiency ratio. Such ratio is defined as noninterest expense, excluding other real estate expense, as a percentage of net interest income and noninterest income less nonrecurring gains and losses. The Company's operating efficiency ratio for the first six months of 1997 was 59.1 percent compared to 57.9 percent for the same period of 1996. It is reasonably likely that the acquisition of the two branch offices from First Union will increase the level of noninterest expenses and cause a corresponding adverse affect to the Company's efficiency ratios.

The primary portion of the Company's noninterest expense is salaries and benefits, as it accounted for 51.4 percent of such expense. For the six months ended
June 30, 1997, salaries and benefits expense totaled $2,022, an increase of $79 or 4.1 percent. Such increase can be attributed to the Company's addition of personnel to better serve the needs of its expanding customer base as well as 1996 merit raises issued during the first half of 1997.

Net occupancy and equipment expenses aggregated $600 for the first half of 1997, marking a $41 or 6.4 percent decline from the same period of 1996. The primary reasons for such decline were reduced costs associated with the maintenance of equipment used in normal banking operations as well as with the maintenance of bank facilities. Presently the Company has no pending commitment to make any material capital expenditures other than those associated with the newly acquired branch offices and those incurred in the normal course of business. Management expects capital expenditures for such offices to approximate $300.

During the first half of 1997, the Company incurred other noninterest expenses of
$1,312, a $51 or 4.0 percent increase over the same period of 1996. The primary reason for such increase was a nonrecurring increase in the Company's stationery and supplies expense caused by the centralization of the Company's purchasing department as well as supply expenses associated with the introduction of the imaging system.
The Company also has increased Federal Deposit Insurance Corporation premiums for
1997 due to the Deposit Insurance Fund Act of 1996, signed into law by the President during the third quarter of 1996. This law provides Bank Insurance Fund ("BIF")-insured institutions the responsibility of paying a portion of the $780.0 million annual Finance Corporation ("FICO") interest payments. The rate for BIF-insured institutions for the period beginning January 1, 1997, through December 31, 1999, will equal one-fifth of the Savings Association Insurance Fund ("SAIF") rate. The rates for the first half of 1997 were set at 1.30 basis points and 6.48 basis points, respectively. These rates have been set at 1.26 basis points and 6.30 basis points, respectively, for the second half of 1997. Rates may be adjusted quarterly to reflect changes in the assessment bases for the BIF and the SAIF. The law requires the FICO rate on BIF-assessable deposits to be one-fifth the rate on SAIF-assessable deposits until the funds merge or until January 1, 2000, whichever comes first.

For the quarter ended June 30, 1997, the Company experienced a $93 or 4.7 percent increase in noninterest expenses of as compared to the same period of 1996. Reasons similar to those stated for the year to date increases account for the quarterly change.

The following table sets forth the major components of noninterest expenses for the three months and six months ended June 30, 1997 and 1996:

NONINTEREST EXPENSES
                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                  1997       1996        1997      1996
_______________________________________________________________________________________
Salaries and employee benefits expense:
Salaries and payroll taxes..................... $  849     $  823      $1,673    $1,629
Employee benefits..............................    186        158         349       314
                                                ______     ______      ______    ______
  Salaries and employee benefits expense.......  1,035        981       2,022     1,943
                                                ______     ______      ______    ______

Net occupancy and equipment expense:
Net occupancy expense..........................    140        155         300       321
Equipment expense..............................    160        159         300       320
                                                ______     ______      ______    ______
  Net occupancy and equipment expense..........    300        314         600       641
                                                ______     ______      ______    ______

Other noninterest expenses:
Marketing expense..............................     96         46         144       119
Other taxes....................................     59         56         130       112
Stationery and supplies........................     80         75         178       125
Contractual services...........................    254        244         440       461
Insurance including FDIC assessment............     21         31          41        67
Other..........................................    206        211         379       377
                                                ______     ______      ______    ______
  Other noninterest expenses...................    716        663       1,312     1,261
                                                ______     ______      ______    ______
    Total noninterest expense.................. $2,051     $1,958      $3,934    $3,845
                                                ======     ======      ======    ======

INCOME TAXES:

For the three and six months ended June 30, 1997, the Company recorded effective tax rates of 21.2 percent and 20.6 percent, respectively. Such rates are improvements over the 21.5 percent and 21.6 percent, respectively, recorded for the same periods of 1996. These improvements are a result of management's continued emphasis on acquiring tax-exempt investments and loans as well as the Company's use of investment tax credits available through its investment in a residential housing program established to benefit the elderly and low- to moderate-income families.

It is the Company's determination that a valuation reserve need not be established for the deferred tax assets as it is more likely than not that such assets could be principally realized through carryback to taxable income in prior years and by future reversals of existing taxable temporary differences or, to a lesser extent, through future taxable income. The Company performs quarterly reviews on the tax criteria related to the recognition of deferred tax assets.


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

ITEM 3.   DEFAULTS OF SENIOR SECURITIES
          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE

ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  NONE
          (b)  Reports on Form 8-K during the quarter

               June 6, 1997 - The following events were reported:

               Item 5. - Effective June 9, 1997, Donald R. Edwards, Sr. retired as a Director of the Company and Community Bank.

               Item 7.(c) - Letter from Donald R. Edwards, Sr. announcing his retirement as a Director of the Company and Community Bank.

               Item 7.(c) - Form of Press Release that Donald R. Edwards, Sr. has retired as a Director of the Company and Community Bank.





                               COMM BANCORP, INC.
                                   FORM 10-Q












                                 SIGNATURE PAGE









Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.





                                       Registrant, Comm Bancorp, Inc.



Date: August 8, 1997                   /s/ David L. Baker
_____________________________          _________________________________________
                                       David L. Baker
                                       Chief Executive Officer


Date: August 8, 1997                   /s/ Scott A. Seasock
_____________________________          _________________________________________
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: August 8, 1997                   /s/ John B. Errico
_____________________________          _________________________________________
                                       John B. Errico, Comptroller
                                       (Principal Accounting Officer)