Form 10-Q
period 1997-09-30
COMM BANCORP INC
filed 1997-11-13
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the quarterly period ended SEPTEMBER 30, 1997
                               ------------------

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from             to
                              -------------  -----------------------------------


Commission file number          0-17455
                                -------

                                  COMM BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


PENNSYLVANIA                                           23-2242292
-------------------------------        -----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)


521 MAIN STREET, FOREST CITY,  PA                            18421
---------------------------------                  -----------------------------
(Address of principal executive offices)           (Zip Code)


                                  (717) 785-3181
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


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


                        APPLICABLE ONLY TO CORPORATE ISSUERS:



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,202,405 AT NOVEMBER 6, 1997.









                                    Page 1 of 37

                                 COMM BANCORP, INC.
                                      FORM 10-Q

                                 SEPTEMBER 30, 1997

                                        INDEX



CONTENTS                                                         PAGE NO.

PART I.  FINANCIAL INFORMATION:

  ITEM 1:

     Consolidated Statements of Income - For the Three Months and
      Nine Months Ended September 30, 1997 and 1996...............   3

     Consolidated Balance Sheets - September 30, 1997, and
      December 31, 1996...........................................   4

     Consolidated Statement of Changes in Stockholders' Equity
      For the Nine Months Ended September 30, 1997................   5

     Consolidated Statements of Cash Flows For the Nine Months
      Ended September 30, 1997 and 1996...........................   6

     Notes to Consolidated Financial Statements...................   7


  ITEM 2:

     Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................   8


PART II. OTHER INFORMATION:

  ITEMS 1-6:

     Other Information............................................  35

     Signature Page...............................................  37











COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                                         1997      1996      1997       1996
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable..........................................................    $5,005    $4,564   $14,746    $13,826
  Tax-exempt.......................................................       123       102       364        209
Interest and dividends on investment securities available for sale:
  Taxable..........................................................       820       983     2,410      3,046
  Tax-exempt.......................................................       507       501     1,545      1,474
  Dividends........................................................        32        26        96         79
Interest on deposits with banks....................................                   1                    6
Interest on federal funds sold.....................................       101        54       249        251
                                                                       ------    ------   -------    -------
    Total interest income..........................................     6,588     6,231    19,410     18,891
                                                                       ------    ------   -------    -------

INTEREST EXPENSE:
Interest on deposits...............................................     3,536     3,322    10,487     10,048
Interest on short-term borrowings..................................                   1         1          1
Interest on long-term debt.........................................                  26         2         92
                                                                       ------    ------   -------    -------
    Total interest expense.........................................     3,536     3,349    10,490     10,141
                                                                       ------    ------   -------    -------
    Net interest income............................................     3,052     2,882     8,920      8,750
Provision for loan losses..........................................       105        75       255        225
                                                                       ------    ------   -------    -------
    Net interest income after provision for loan losses............     2,947     2,807     8,665      8,525
                                                                       ------    ------   -------    -------

NONINTEREST INCOME:
Service charges, fees and commissions..............................       358       389     1,120      1,097
Litigation recovery................................................                           250
Net investment securities losses...................................                 (31)                 (58)
                                                                       ------    ------   -------    -------
    Total noninterest income.......................................       358       358     1,370      1,039
                                                                       ------    ------   -------    -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense.............................       998       826     3,020      2,769
Net occupancy and equipment expense................................       288       285       888        926
Other expenses.....................................................       660       579     1,972      1,840
                                                                       ------    ------   -------    -------
    Total noninterest expense......................................     1,946     1,690     5,880      5,535
                                                                       ------    ------   -------    -------
Income before income taxes.........................................     1,359     1,475     4,155      4,029
Provision for income tax expense...................................       279       326       855        878
                                                                       ------    ------   -------    -------
    Net income.....................................................    $1,080    $1,149   $ 3,300    $ 3,151
                                                                       ======    ======   =======    =======



PER SHARE DATA:
Net income.........................................................     $0.49     $0.52     $1.50      $1.43
Cash dividends declared............................................     $0.06     $0.06     $0.18      $0.17
Average common shares.............................................. 2,201,245 2,200,080 2,200,473  2,200,080













See notes to consolidated financial statements.





COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    1997             1996
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks............................................................. $  6,756        $  7,732
Federal funds sold..................................................................                    3,300
Investment securities available for sale............................................  103,680         101,994
Loans, net of unearned income.......................................................  243,480         235,803
  Less: allowance for loan losses...................................................    3,931           3,944
                                                                                     --------        --------
Net loans...........................................................................  239,549         231,859
Premises and equipment, net.........................................................    3,522           3,092
Accrued interest receivable.........................................................    2,467           2,671
Other assets........................................................................    3,870           4,164
                                                                                     --------        --------
    Total assets.................................................................... $359,844        $354,812
                                                                                     ========        ========

LIABILITIES:
Deposits:
  Noninterest-bearing............................................................... $ 26,529        $ 26,424
  Interest-bearing..................................................................  293,895         294,032
                                                                                     --------        --------
    Total deposits..................................................................  320,424         320,456
Short-term borrowings...............................................................    1,440
Long-term debt......................................................................       44              46
Accrued interest payable............................................................    1,774           1,758
Other liabilities...................................................................    1,449           1,296
                                                                                     --------        --------
    Total liabilities...............................................................  325,131         323,556
                                                                                     --------        --------


STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding
 September 30, 1997, 2,201,245 shares; December 31, 1996, 2,200,080 shares..........      726             726
Capital surplus.....................................................................    6,350           6,317
Retained earnings...................................................................   26,554          23,649
Net unrealized gain on available for sale securities................................    1,083             564
                                                                                     --------        --------
    Total stockholders' equity......................................................   34,713          31,256
                                                                                     --------        --------
    Total liabilities and stockholders' equity...................................... $359,844        $354,812
                                                                                     ========        ========























See notes to consolidated financial statements.




COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               NET UNREALIZED          TOTAL
                                                 COMMON   CAPITAL   RETAINED          GAIN ON   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS       SECURITIES         EQUITY
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996........................ $726    $6,317    $23,649           $  564        $31,256
Net income........................................                     3,300                           3,300
Dividends declared: $0.18 per share...............                      (395)                           (395)
Dividend reinvestment plan: 1,165 shares issued...             33                                         33
Net change in unrealized gain on securities.......                                        519            519
                                                   ----    ------    -------           ------        -------
BALANCE, SEPTEMBER 30, 1997....................... $726    $6,350    $26,554           $1,083        $34,713
                                                   ====    ======    =======           ======        =======
















































See notes to consolidated financial statements.




COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30                                                                1997      1996
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................ $ 3,300   $ 3,151
Adjustments:
  Provision for loan losses...............................................................     255       225
  Depreciation and amortization...........................................................     571       536
  Amortization of loan fees...............................................................    (153)     (163)
  Deferred income tax benefit.............................................................      (6)     (599)
  Losses on sale of investment securities available for sale..............................                58
  Gains on sale of other real estate......................................................     (50)       (2)
  Changes in:
    Interest receivable...................................................................     204       314
    Other assets..........................................................................    (358)      699
    Interest payable......................................................................      16        27
    Other liabilities.....................................................................     264       123
                                                                                           -------   -------
      Net cash provided by operating activities...........................................   4,043     4,369
                                                                                           -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities......................................             1,463
Proceeds from repayments of available for sale securities.................................  21,927    19,411
Purchases of available for sale securities................................................ (22,827)  (19,385)
Net disbursements from lending activities.................................................  (7,895)  (12,888)
Proceeds from sale of other real estate...................................................     380       273
Purchases of premises and equipment.......................................................    (837)     (409)
                                                                                           -------   -------
      Net cash used in investing activities...............................................  (9,252)  (11,535)
                                                                                           -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts.............................     667     2,154
  Time deposits...........................................................................    (699)   (4,489)
  Short-term borrowings...................................................................   1,440
Payments on long-term debt................................................................      (2)   (3,002)
Proceeds from the issuance of common shares...............................................      33
Cash dividends paid.......................................................................    (506)     (543)
                                                                                           -------   -------
      Net cash provided by (used in) financing activities.................................     933    (5,880)
                                                                                           -------   -------
      Net decrease in cash and cash equivalents...........................................  (4,276)  (13,046)
      Cash and cash equivalents at beginning of year......................................  11,032    21,964
                                                                                           -------   -------
      Cash and cash equivalents at end of period.......................................... $ 6,756   $ 8,918
                                                                                           =======   =======

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest................................................................................ $10,474   $10,114
  Income taxes............................................................................     712     1,034
Noncash items:
  Transfer of loans to other real estate..................................................     103       250
  Change in net unrealized losses (gains) on available for sale securities................    (519)      616
  Cash dividends declared................................................................. $   395   $   381











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

Banking is affected, directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, limited money supply, real estate values, international conflicts, and other factors beyond the Company's control may adversely affect its future results of operations. Management, consisting of the Board of Directors and executive officers, does not expect any particular factor to affect the Company's results of operations. A downward trend in several sectors, including real estate, construction, and consumer spending, could adversely impact the Company's ability to maintain or increase profitability. Therefore, there is no assurance that the Company will continue its current income and growth rates.

The Company's earnings are greatly dependent on net interest income, which is primarily influenced by the relationship between its cost of deposits and borrowings, or cost of funds, and the yield on its interest-earning assets, which consist of loans and investments. This relationship, defined as the net interest spread, is subject to fluctuation and is affected by regulatory, economic and competitive factors that influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. As part of its interest rate risk management strategy, management seeks to control its exposure to interest rate changes by managing the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

In originating loans, the likelihood exists that some credit losses will occur. This risk of loss varies with, among other things, general economic conditions, loan type, creditworthiness and debt servicing capacity of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral securing the loan. Management maintains an allowance for loan losses based on, among other things, historical loan loss experience, known inherent risks in the loan portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, and an evaluation of current economic conditions. Management believes that presently the allowance for loan losses is adequate, but that there can be no assurance that nonperforming loans will not increase in the future.


To a certain extent, the Company's success is dependent on the general economic conditions in the geographic market that it serves. Although the Company expects that economic conditions will remain favorable in its market area, no assurance can be given that such conditions will continue. Adverse changes to economic conditions in the Company's geographic market area would likely impair its loan collections and could otherwise have a materially adverse effect on the consolidated results of operations and financial position of the Company.

The banking industry is highly competitive, with rapid changes in product delivery systems and in consolidation of service providers. The Company has many larger competitors in terms of asset size. These competitors also have substantially greater technical, marketing and financial resources. The larger size of these companies affords them the benefits of offering products and services that the Company does not offer. The Company constantly strives to meet the needs of its customers while making it more convenient to fulfill these needs. As it is aiding its existing customers, the Company is also working towards enlarging its customer base. No assurance can be given that these efforts will be successful in maintaining and expanding the Company's customer base.

OPERATING ENVIRONMENT:

On September 30, 1997, the Federal Reserve Open Market Committee ("FOMC") opted to
hold the federal funds rate, the rate at which banks lend to each other overnight, at
5.5 percent.  Such rate has been in effect since March 25, 1997.   This decision
came
as the country has shown no tangible signs of inflation during the third quarter to justify a rate increase. The Commerce Department reported that the economy as measured by the Gross Domestic Product increased to a 3.5 percent annualized rate during the third quarter of 1997 as compared to 3.3 percent during the previous quarter. Despite the stronger growth, the key inflation indicator that measures the price of all goods and services produced in the United States grew at an insignificant annual pace of 1.4 percent for the third quarter. The national unemployment rate fell slightly from 5.0 percent at the end of the second quarter of
1997 to 4.9 percent at the end of the third quarter of 1997. This continued trend, suggesting strains in the availability of employable adults and a recent rise of weekly earnings among workers, increases the odds that the Federal Reserve will feel compelled to raise short-term interest rates in the near term to head off any acceleration in inflation. Such change may have an adverse effect on financial institutions by curtailing loan demand and increasing fund costs.

Unemployment for the Commonwealth of Pennsylvania remained constant at 5.3 percent for the end of the third quarter of 1997 as compared to the second quarter. The unemployment rate for the Company's quad-county market area of Lackawanna, Susquehanna, Wayne and Wyoming counties experienced a modest improvement. Average unemployment for the Company's market area declined to 7.1 percent for the third quarter of 1997 compared to 7.4 percent for the second quarter. Such improvement increased the demand for credit and is expected to have a positive effect on the level of nonperforming assets in the near term. Management anticipates that the local economy will continue to improve as it historically lags that of the nation.

REVIEW OF FINANCIAL POSITION:

The Company's total assets increased $5.0 million to $359.8 million at September 30,
1997, from $354.8 million at December 31, 1996. The investment portfolio increased
$1.7 million to $103.7 million at September 30, 1997, from $102.0 million at December 31, 1996. Proceeds from matured investments and overnight federal funds were used to purchase U.S. Treasury, state and municipal and mortgage-backed securities.
For the
nine months ended September 30, 1997, loans increased $7.7 million, an annualized rate of 4.4 percent. Deposit volumes declined $3.2 million from $323.6 million at
June 30, 1997, to $320.4 million at September 30, 1997, as the Company took a less aggressive, deposit-pricing approach during the third quarter. Such volumes are relatively unchanged from year-end 1996. The Company's capital position strengthened again in the third quarter as its Leverage ratio reached 9.0 percent, up from the 8.7 percent and 8.3 percent recorded at June 30, 1997, and December 31, 1996, respectively. Through the first nine months of 1997, the Company's stockholders' equity increased $3,457 due to recording net income of $3,300 coupled with an appreciation of $519 in the net unrealized holding adjustment on available for sale investment securities partially offset by cash dividends paid to shareholders of $362.

On July 30, 1997, Community Bank and Trust Company entered a definitive agreement to acquire two branch offices of First Union National Bank ("First Union"). These offices are located in Eynon, Lackawanna County, Pennsylvania, and Factoryville, Wyoming County, Pennsylvania. Management expects these two offices, with deposits exceeding $21.0 million, to become fully operational as Community Bank and Trust Company offices on November 14, 1997. This acquisition gives the Company an opportunity to extend its delivery system for existing customers and provides a new customer base with the service afforded through a community bank.

INVESTMENT PORTFOLIO:

At September 30, 1997, the Company's investment securities accounted for 29.9 percent of its total earning assets. Such percentage was below the 31.9 percent of one year earlier and was in line with the Company's earning assets mix strategy of de-emphasizing the investment portfolio. The two primary components of the Company's investment portfolio consist of U.S. Treasury securities and state and municipal obligations. At September 30, 1997, these categories accounted for $29.6 million or
28.5 percent of total investments and $38.7 million or 37.4 percent of total investments, respectively. The Company chooses this portfolio structuring as short-term U.S. Treasury and U.S. Government agency securities supplement primary sources of cash flows in providing for future loan demand. In choosing medium-term, tax-exempt state and municipal obligations, the Company benefits from a reduced effective tax rate. Moreover, management believes following this investment strategy, commonly referred to as a "barbell" approach, will assist the Company in maximizing the portfolio's total return. If rates were to rise, thus reducing the value of the medium-term municipal portfolio, management could offset such depreciation by the reinvestment of maturing short-term securities at the now higher rates.

The Company reported a net unrealized gain on available for sale securities of $1,083, net of income taxes of $559, at September 30, 1997. Such amount represents an increase as compared to the net unrealized gain on available for sale securities of $711, net of income taxes of $367, at June 30, 1997. A continued period of economic moderation from the second quarter of 1997 prompted the FOMC to maintain short-term interest rates at their current levels. The result of such decision led to a decline in general market rates, which benefitted the market value of the Company's investment portfolio.

As the economy continues to prosper, the FOMC may decide that an interest rate increase would be justified to protect against inflation. The Company's Investment
Committee regularly monitors the effects interest rate changes may have on the investment portfolio. Stress tests conducted on the investment portfolio at September 30, 1997, indicated the investment portfolio would lose approximately
1.8 percent of its value should there be an instantaneous parallel increase of 100 basis points in the yield curve.

The following table sets forth the carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 1997, and December 31, 1996:

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                       SEPTEMBER 30,        DECEMBER 31,
                                                           1997                1996
                                                     ----------------    ---------------
                                                       AMOUNT    %         AMOUNT    %
----------------------------------------------------------------------------------------
U.S. Treasury securities............................ $ 29,585  28.53%    $ 35,619  34.92%
U.S. Government agencies............................   14,067  13.57       18,606  18.24
State and municipals................................   38,728  37.35       38,295  37.55
Mortgage-backed securities..........................   18,350  17.70        7,058   6.92
Equity securities...................................    2,950   2.85        2,416   2.37
                                                     -------- ------     -------- ------
  Total............................................. $103,680 100.00%    $101,994 100.00%
                                                     ======== ======     ======== ======

Similar to the tax-equivalent yield earned during the previous two quarters, the yield on the investment portfolio during the third quarter of 1997 was 6.6 percent. Repayments on securities amounted to $21.9 million for the nine months ended September 30, 1997. Purchases of investment securities during such period amounted to $22.8 million. Specifically, the Company acquired $7.0 million in short-term U.S. Treasury securities, $2.8 million in intermediate-term state and municipal obligations, $6.5 million in short-term collateralized mortgage obligations ("CMOs"), $6.2 million in short-term pooled mortgage-backed securities, and $275 in Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh") stock. Management expects a continued implementation of its investing strategy of using the majority of excess funds not utilized in lending to purchase short-term U.S. Treasury securities and U.S. Government agency mortgage-backed products during the remainder of 1997.

The following table sets forth the maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available for sale portfolio at September 30, 1997. The weighted-average yield based on amortized cost has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. Except for equity securities, the distributions are based on contractual maturity with the exception of mortgage-backed securities and CMOs, which have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Expected maturities will differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties:

MATURITY DISTRIBUTION OF AVAILABLE FOR SALE PORTFOLIO

                                                 AFTER ONE        AFTER FIVE
                                   WITHIN        BUT WITHIN       BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS       TEN YEARS       TEN YEARS         TOTAL
                               -----------------------------------------------------------------------------
SEPTEMBER 30, 1997             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT YIELD
------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities..... $19,515   5.59% $10,045   5.96%                                 $ 29,560  5.72%
U.S. Government agencies.....  11,499   4.41    2,648   4.92                                    14,147  4.51
State and municipals.........     975   5.03    5,448   6.25  $ 5,939   8.49% $25,466   7.72%   37,828  7.56
Mortgage-backed securities...                  12,798   6.42    5,529   6.45                    18,327  6.43
Equity securities............                                                   2,176   5.87     2,176  5.87
                              -------         -------         -------         -------         --------
  Total...................... $31,989   5.15% $30,939   6.11% $11,468   7.51% $27,642   7.57% $102,038  6.36%
                              =======         =======         =======         =======         ========

Fair value:
U.S. Treasury securities..... $19,529         $10,056                                         $ 29,585
U.S. Government agencies.....  11,449           2,618                                           14,067
State and municipals.........     974           5,467          $6,244         $26,043           38,728
Mortgage-backed securities...                  12,816           5,534                           18,350
Equity securities............                                                   2,950            2,950
                              -------         -------         -------         -------         --------
  Total...................... $31,952         $30,957         $11,778         $28,993         $103,680
                              =======         =======         =======         =======         ========

LOAN PORTFOLIO:

Community banks are highly dependent on the housing industry for business sustainability as nearly 67.0 percent of their lending activities are related to financing real estate properties. Accordingly, management continually monitors information related to such activities.

In September 1997, housing starts surged to 7.9 percent. Also for September 1997, new home and apartment constructions reached an annualized rate of 1.5 million homes with all regions of the country experiencing increases. Such growth was attributable to consumer confidence bolstered by the strong job market and wage increases as well as continued low interest rates on mortgages. National unemployment levels remained low at 4.9 percent for September while average hourly earnings were 3.6 percent above September 1996 levels. Consumers also saw rates on 30-year, fixed-rate mortgages fall to a 19-month low during the final week of September. Management anticipates a slowdown in loan demand during the fourth quarter of 1997 due to cyclical trends and an overall saturation in the real estate market. However, the Company's overall loan demand may improve during the final quarter of 1997, because of its entrance into new market areas resulting from the opening of the aforementioned branch offices.

The Company's objective of placing more emphasis on the role of the loan portfolio in its earning assets mix continued in the third quarter of 1997. Loans, net of unearned income accounted for 70.1 percent of earning assets at September 30, 1997, as compared to 68.1 percent at September 30, 1996. Loans secured by residential properties continue to gain more importance in the loan portfolio as evidenced by their increase to 62.8 percent of such portfolio at September 30, 1997, compared to 61.9 percent at December 31, 1996. During the third quarter of 1997, the loan portfolio increased $5.9 million, a 9.9 percent annualized rate. The primary causes of such increase were a $3.2 million increase in one-to-four family residential mortgages coupled with a $2.2 million increase in tax-exempt commercial loans. Average loan volumes for the nine months ended September 30, 1997 and 1996, were $239.3 million and $215.0 million, respectively. The tax-equivalent yield on the loan portfolio for the nine months ended September 30, 1997, was 8.5 percent and was below the 8.8 percent for the same period of 1996. Such yield also falls below the 8.8 percent recorded by the Company's peer group of 35 banks located in Northeastern Pennsylvania. Such variance resulted from the Company's implementation of pricing strategies in light of increased market competition. Management expects little change in loan yields for the remainder of 1997, as any rise in general market rates is expected to be offset by management's interest in enhancing loan demand through its competitive pricing strategies. Such demand is expected to be facilitated by increases in the Company's core deposits as well as receipt of repayments on loans and investments. Specifically, management will emphasize utilization of funds acquired through the branch acquisitions to fund loan demand.

For the nine months ended September 30, 1997, loans, net of unearned income increased $7.7 million, a 4.4 percent annualized rate. Adjusting for the $3.4 million sale of student loans to a servicing agent during the second quarter of 1997, loan volumes would have grown $11.1 million or 6.3 percent for 1997. Such increase is slightly less than the comparable $13.6 million growth experienced during the same period of 1996. The loan categories primarily responsible for the year-to-date growth were the same as those aforementioned for the third quarter of 1997.

The following table sets forth the major categories of the loan portfolio at September 30, 1997, and December 31, 1996:

DISTRIBUTION OF LOAN PORTFOLIO

                                               SEPTEMBER 30,             DECEMBER 31,
                                                    1997                     1996
                                           -------------------      --------------------
                                             AMOUNT         %         AMOUNT         %
----------------------------------------------------------------------------------------
Commercial, financial and others.......... $ 34,306       14.09%    $ 31,744       13.46%
Real estate:
  Construction............................    1,823        0.74        3,698        1.57
  Mortgage................................  188,370       77.37      179,134       75.97
Consumer, net.............................   18,981        7.80       21,227        9.00
                                           --------      ------     --------      ------
  Loans, net of unearned income...........  243,480      100.00%     235,803      100.00%
Less: allowance for loan losses...........    3,931      ======        3,944      ======
                                           --------                 --------
    Net loans............................. $239,549                 $231,859
                                           ========                 ========

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit interest rate risk and liquidity strains. Approximately 32.4 percent of the Company's loan portfolio is expected to reprice within the next 12 months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of adjustable-rate loans in an attempt to lower the future interest rate risk of the loan portfolio.

The following table sets forth the maturity and repricing schedule of the loan portfolio at September 30, 1997:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
SEPTEMBER 30, 1997                   ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $15,295        $ 9,160       $  9,851    $ 34,306
Real estate:
  Construction.......................   1,823                                     1,823
  Mortgage...........................   4,955         25,221        158,194     188,370
Consumer, net........................   2,758         11,919          4,304      18,981
                                      -------        -------       --------    --------
    Total............................ $24,831        $46,300       $172,349    $243,480
                                      =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $36,824        $67,565       $ 97,080    $201,469
Floating or adjustable interest rates  42,011                                    42,011
                                      -------        -------       --------    --------
    Total............................ $78,835        $67,565       $ 97,080    $243,480
                                      =======        =======       ========    ========

ASSET QUALITY:

National unemployment experienced a modest improvement during the third quarter of 1997 as the seasonally-adjusted unemployment ratio fell to 4.9 percent at the end of the quarter as compared to 5.0 percent at the end of the second quarter. Pennsylvania's unemployment rate at the end of the third quarter of 1997 was unchanged from the second quarter at 5.3 percent. For the area served by the Company, unemployment rates experienced a significant decline in all but Wyoming County where the rate remained constant compared to the second quarter. Unemployment rates for Lackawanna, Susquehanna, Wayne and Wyoming counties were
7.0 percent, 6.1 percent, 6.2 percent and 7.2 percent, respectively at the end of the third quarter of 1997. These rates were 7.7 percent, 7.3 percent, 7.4 percent and 7.2 percent, respectively at the end of the second quarter of 1997. Despite the overall improvement, such unemployment rates remained above national and Pennsylvania levels. This persistence of local unemployment levels above national levels has led to a deterioration in asset quality for the third quarter of 1997. Nonperforming assets increased to $4.9 million or 2.0 percent of loans, net of unearned income at September 30, 1997, compared to $3.8 million or 1.6 percent of loans, net of unearned income at June 30, 1997, and December 31, 1996, respectively. The majority of this $1.1 million increase can be attributed to one commercial, nonaccrual loan of $891. Such loan is currently performing according to its original contractual terms and is being monitored by the Company. Management assessed the collateral value of such loan and feels confident that the credit is adequately secured in order to minimize losses. Should the loan continue performing in accordance with its contractual terms, consideration will be made as to reinstating the loan to accrual status. Management expects the Company's nonperforming assets position to improve for the remainder of 1997 as local employment conditions continue to strengthen.

The following table sets forth information concerning impaired and nonperforming loans and nonperforming assets at September 30, 1997, and December 31, 1996. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms:








DISTRIBUTION OF NONPERFORMING ASSETS

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             1997            1996
--------------------------------------------------------------------------------------
Impaired loans:
Nonaccrual loans:
Commercial, financial and others............................... $1,193          $  251
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,166           1,018
Consumer, net..................................................     15
                                                                ------          ------
    Total nonaccrual loans.....................................  2,374           1,269
                                                                ------          ------
Restructured loans.............................................    202             225
                                                                ------          ------
    Total impaired loans.......................................  2,576           1,494
                                                                ------          ------

Loans past due 90 days or more:
Commercial, financial and others...............................    155             359
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,711           1,247
Consumer, net..................................................    314             291
                                                                ------          ------
    Total loans past due 90 days or more.......................  2,180           1,897
                                                                ------          ------
    Total nonperforming loans..................................  4,756           3,391
                                                                ------          ------
Foreclosed assets..............................................    193             420
                                                                ------          ------
    Total nonperforming assets................................. $4,949          $3,811
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   1.06%           0.63%
Nonperforming loans as a percentage of loans, net..............   1.95            1.44
Nonperforming assets as a percentage of loans, net.............   2.03%           1.62%

The Company's recorded investment in impaired loans, consisting of nonaccrual and restructured loans, was $2,576 at September 30, 1997, $1,502 at June 30, 1997, and $1,494 at December 31, 1996. The average recorded investments in impaired loans during the three and nine month periods ended September 30, 1997, were $2,152 and $1,950, respectively. The averages for the comparable periods of 1996 were $1,816 and $1,797, respectively. Impaired loans included a $202 restructured loan to one commercial customer at September 30, 1997. Such credit continued to perform in accordance with its modified terms during the third quarter of 1997. Had such loans been current and the terms not modified, interest income on impaired loans would have been $16 and $82 for the quarter and nine months ended September 30, 1997, respectively, and $27 and $69 for the comparable periods of last year, respectively. For the quarter ended September 30, 1997, interest recognized on impaired loans was $29 and was $3 for the comparable period last year. Interest recognized on impaired loans totaled $33 for the first nine months of 1997 and $26 for the same period last year. For the quarters ended September 30, 1997 and 1996, cash receipts on impaired loans amounted to $148 and $26, respectively. Cash received on impaired loans and applied as a reduction of principal aggregated $267 and $269 for the nine months ended September 30, 1997 and 1996, respectively. There were no commitments to extend additional funds to such parties at September 30, 1997.

Accruing loans past due 90 days or more amounted to $2,180 at September 30, 1997, and $1,897 at December 31, 1996. The Company attributes this $283 increase to cyclical delinquency trends. Nonperforming loans as a percentage of loans, net, increased to 1.95 percent from 1.53 percent and 1.44 percent at June 30, 1997, and December 31, 1996, respectively. The ratio recorded for the Company's peer group was 1.49 percent at September 30, 1997.

The allowance for loan losses account is established through charges to earnings in the form of a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account and subsequent recoveries, if any, are credited to the account. The allowance is maintained at a level believed adequate by management to absorb estimated potential credit losses. While historical loss experience provides a reasonable starting point in assessing the adequacy of the allowance account, management also considers a number of relevant factors likely to cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. Such factors include changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, loan review system, volumes of past due and classified loans, concentrations, borrowers' financial status, collateral value, and other factors deemed relevant by management. In addition to management's assessment, various regulatory agencies, as an integral part of their routine annual examination process, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance, beyond normal monthly provisions, based on their judgements concerning information available to them at the time of their examination. As of the latest regulatory examination, conducted at July 31, 1997, no such charge was deemed necessary.

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








DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                                      SEPTEMBER 30,        DECEMBER 31,
                                                         1997                 1996
                                                    ---------------     ---------------
                                                           CATEGORY            CATEGORY
                                                               AS A                AS A
                                                               % OF                % OF
                                                    AMOUNT    LOANS     AMOUNT    LOANS
---------------------------------------------------------------------------------------
Commercial, financial and others................... $1,388   14.09%     $1,396   13.46%  Real
estate:
  Construction.....................................           0.74                1.57
  Mortgage.........................................  1,323   77.37       1,326   75.97
Consumer, net......................................  1,220    7.80       1,222    9.00
                                                    ------  ------      ------  ------
    Total.......................................... $3,931  100.00%     $3,944  100.00%
                                                    ======  ======      ======  ======

The following table sets forth a reconciliation of the allowance for loan losses account and illustrates the charge-offs and recoveries by major loan category for the nine months ended September 30, 1997:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                         SEPTEMBER 30,
                                                                                  1997
---------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period............................... $3,944
Loans charged-off:
Commercial, financial and others...............................................    175
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     77
Consumer, net..................................................................    113
                                                                                ------
    Total......................................................................    365
                                                                                ------

Loans recovered:
Commercial, financial and others...............................................     12
Real estate:
Construction.................................................................
  Mortgage.....................................................................      3
Consumer, net..................................................................     82
                                                                                ------
    Total......................................................................     97
                                                                                ------
Net loans charged-off..........................................................    268
                                                                                ------
Provision charged to operating expense.........................................    255
                                                                                ------
Allowance for loan losses at end of period..................................... $3,931
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding............   0.11%
Allowance for loan losses as a percentage of period end loans.................   1.63%

Management utilizes the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan and Lease Losses in assessing the adequacy of its allowance for loan losses account. This policy statement provides guidance regarding the nature and purpose of the allowance, related responsibility of management and examiners, loan review systems, and international transfer risk matters. Such tool involves a comparison of the reported loss allowance against the sum of specified percentages, based on industry averages, applied to certain loan classifications. Based on the results of this regulatory calculation, the Company was considered adequately reserved at September 30, 1997. Despite these favorable results, management will continue performing a thorough analysis of the Company's loan portfolio as such calculation fails to account for differences between institutions, their portfolios, underwriting and collection policies, and credit-rating policies.

The allowance for loan losses account was $3,931 at September 30, 1997, as compared to $3,944 at December 31, 1996. As a percentage of nonperforming loans, the allowance account covered 82.7 percent at September 30, 1997, and
116.3 percent at December 31, 1996. Relative to all nonperforming assets, the allowance account covered 79.4 percent at September 30, 1997, and 103.5 percent at December 31, 1996. The Company's allowance for loan losses account as a percentage of period-end loans was 1.63 percent at September 30, 1997. Such ratio has declined from the 1.67 percent recorded at December 31, 1996, as a result of the increased size of the loan portfolio.

At September 30, 1997, June 30, 1997, and December 31, 1996, the Company's allowance account included amounts for impaired loans of $2,374, $1,285, and $1,269, respectively. The related allowance for loan losses for these periods was $635, $634 and $650, respectively. The recorded investment for which there was no related allowance for loan losses totaled $202 at September 30, 1997, $217 at June 30, 1997, and $225 at December 31, 1996. For the nine months ended September 30, 1997, activity in the allowance for loan losses account related to impaired loans consisted of a $3 provision charged to operations and $18 in losses charged to the allowance. There were no recoveries of such loans for the first nine months of 1997.

Past due loans that have not been satisfied through repossession, foreclosure, or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Subsequent recoveries, if any, are credited to the allowance account. Net charge-offs equaled $268 compared to $80 for the nine months ended September 30, 1997 and 1996, respectively.

DEPOSITS:

The Company's average deposits totaled $320.2 million for the nine months ended September 30, 1997, a $7.5 million or 2.4 percent increase compared to $312.7 million for the same period of 1996. For the quarter ended September 30, 1997, the Company experienced a decrease in average deposits of $1.2 million or 1.5 percent annualized from $322.6 million in the second quarter of 1997. Such reduction primarily resulted from declines in short-term deposits of local school districts. Management chose not to aggressively compete for such funds in light of the pending influx of core deposits from the branch office acquisition due in the final quarter of 1997.

The cost of interest-bearing deposits remained constant at 4.78 percent for the first three quarters of 1997. Such ratio was well above the third quarter cost of funds of 4.24 percent reported by the Company's peer group. Local competitors disregarded a reduction in general interest rates during the third quarter of 1997 by increasing rates paid on deposits. Accordingly management, concerned that it would lose customers, offered a special retail certificate of deposit product during the second quarter of 1997 that caused the Company's cost of funds to remain at the unfavorable level. Management, recognizing that its higher cost of funds is the Company's main obstacle in profit improvement, is in the process of formulating a customer account relationship analysis aimed at decreasing its cost of funds for the future. The Company continually analyzes its pricing strategies with respect to prevailing market conditions. Factors such as changes in general market rates, loan demand and liquidity position are all taken into consideration in making decisions for future actions regarding deposit pricing.

The following table sets forth the average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 1997, and September 30, 1996:

DEPOSIT DISTRIBUTION
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                    1997                   1996
                                              -----------------      -----------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
--------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....................... $ 16,331      3.14%    $ 18,425      2.83%
NOW accounts................................   18,054      2.19       16,190      1.98
Savings accounts............................   65,254      2.96       67,290      2.98
Time less than $100.........................  163,471      5.71      157,626      5.68
Time $100 or more...........................   30,114      6.15       26,927      5.99
                                             --------               --------
  Total interest-bearing....................  293,224      4.78%     286,458      4.68%
Noninterest-bearing.........................   27,021                 26,218
                                             --------               --------
  Total deposits............................ $320,245               $312,676
                                             ========               ========

Average volumes of noninterest-bearing deposits increased $800 or 3.1 percent from $26.2 million for the nine months ended September 30, 1996, to $27.0 million for the same period of 1997. Such volumes as a percentage of average assets totaled 7.6 percent for the nine months ended September 30, 1997 and 1996, respectively. Such ratio remained below the local peer group average of
9.5 percent thus effectively increasing the Company's cost of funds. As part of the aforementioned customer account relationship analysis, management will review loan customer deposit relationships with the Company in order to improve the volume of noninterest bearing deposits.

Volatile liabilities, time deposits in denominations of $100 or more, declined minimally to $25.8 million at September 30, 1997, from $26.0 million at June 30, 1997. The Company's average cost of such deposits rose slightly to 6.2 percent for the nine months ended September 30, 1997, as compared to 6.0 percent for the same period last year. The following table sets forth maturities of time deposits of $100 or more for September 30, 1997, and December 31, 1996:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              1997            1996
--------------------------------------------------------------------------------------
Within three months.........................................    $12,221         $ 8,598
After three months but within six months....................      1,811           9,958
After six months but within twelve months...................      4,019          11,262
After twelve months.........................................      7,766           6,047
                                                                -------         -------
  Total.....................................................    $25,817         $35,865
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

INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
SEPTEMBER 30, 1997              THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $ 9,147           $ 28,820         $ 30,239         $ 35,474    $103,680
Loans, net of unearned income.......  54,937             23,718           67,745           97,080     243,480
                                     -------           --------         --------         --------    --------
  Total............................. $64,084           $ 52,538         $ 97,984         $132,554    $347,160
                                     =======           ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 18,744                                      $ 18,744
NOW accounts........................                     18,044                                        18,044
Savings accounts....................                        216         $ 63,678                       63,894
Time deposits less than $100........ $42,143             51,243           73,765         $    245     167,396
Time deposits $100 or more..........  12,221              5,830            7,766                       25,817
Short-term borrowings...............   1,440                                                            1,440
Long-term borrowings................       6                 18               20                           44
                                     -------           --------         --------         --------    --------
  Total............................. $55,810           $ 94,095         $145,229         $    245    $295,379
                                     =======           ========         ========         ========    ========


Rate sensitivity gap:
  Period............................ $ 8,274           $(41,557)        $(47,245)        $132,309
  Cumulative........................ $ 8,274           $(33,283)        $(80,528)        $ 51,781    $ 51,781

RSA/RSL ratio:
  Period............................    1.15               0.56             0.67           541.04
  Cumulative........................    1.15               0.78             0.73             1.18        1.18

At September 30, 1997, the Company's ratio of cumulative one year rate sensitive assets to rate sensitive liabilities declined to 0.78 from 0.83 at June 30, 1997. With respect to the guidelines set forth in the Company's asset/liability management policy, this ratio falls within the 0.7 and 1.3 deemed by management to be acceptable. Such decline was attributable to the Company's aforementioned strategy of reinvesting repayments on short-term investments into the loan portfolio. Partially offsetting the regression in the cumulative one-year ratio was a decline in retail time deposits maturing in one year. At September 30, 1997, such deposit volumes were at $93.4 million, $3.7 million or 15.1 percent annualized below the $97.1 million recorded at June 30, 1997. Such shift resulted from customers foregoing greater liquidity in favor of enhanced yields when investing in these deposits.

The Company also experienced a decline in its three-month ratio falling to to
1.15 at September 30, 1997, as compared to 2.13 at June 30, 1997. This change can be explained by a reduction in the amount of investment securities and loans and an increase in the volume of time deposits repricing within such interval. According to the results of the static gap report, the Company was liability rate sensitive for the cumulative one-year period. This indicates that should general market rates increase, the likelihood exists that net interest income would be adversely impacted. Conversely, a decline in general market rates would likely have a favorable impact on net interest income. However, these forward-looking statements are qualified by the aforementioned section entitled, "Forward-Looking Discussion" in this Management's Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. Such model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 1997, produced similar results to those indicated by the static gap model. Should a parallel and instantaneous rise in interest rates of 100 basis points occur, a decline in net interest income of
6.9 percent is expected. Conversely, a 100 basis point decline in market rates would cause a 6.8 percent increase in net interest income.

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

Although the Company's liquidity position remains adequate, it has become slightly less favorable at September 30, 1997, as compared to June 30, 1997.
The best illustrations of this change are the Company's net noncore funding dependence and net short-term noncore funding dependence ratios. The net noncore funding dependence ratio is defined as the difference between noncore funds, consisting of time deposits over $100 and brokered time deposits under $100, and short-term investments to long-term assets. The net short-term noncore funding dependence ratio is defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets. At September 30, 1997, such ratios were negative 1.7 percent and negative 4.2 percent, respectively, compared to negative 4.8 percent and negative 7.5 percent, respectively, at June 30, 1997. Despite the decline, both ratios continued to outperform the 8.6 percent and 4.7 percent, respectively, recorded by the Company's peer group. Management believes that by maintaining adequate volumes of short-term investments and remaining competitive in medium-term certificate of deposit pricing, such ratios will remain stable.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold, decreased $4.3 million for the nine months ended September 30 1997, from $11.0 million at December 31, 1996. Net cash provided by operating activities totaled $4.0 million due principally to the Company's recognition of net income of $3.3 million for the first three quarters of 1997.

The major component of the Company's net decrease in cash and cash equivalents was net cash used in investing activities. Such activities accounted for a $9.3 million cash outflow for the first nine months of 1997. This decline was primarily attributable to the Company's increased loan demand with $7.9 million in net loan disbursements occurring in the first three quarters of 1997.


Net cash provided by financing activities aggregated $933 for the three quarters ended September 30, 1997. The major contributing factor to such inflow was $1,440 in overnight funds borrowed by the Company from another financial institution. Such increase was partially offset by the Company's cash dividend payments of $506 to its shareholders for the period between January 1, 1997, and September 30, 1997.

CAPITAL ADEQUACY:

The Company's stockholders' equity increased $3,457 or 14.8 percent annualized from $31,256 at December 31, 1996, to $34,713 at September 30, 1997. The primary component of such improvement was the Company's generation of $3,300 in net income partially offset by dividends declared for the nine months ended
September 30, 1997, totalling $395.   Another beneficial influence to the
Company's capital level was a $519 increase in its unrealized holding gain for 1997. For the second consecutive quarter the Company experienced an improvement in its unrealized holding gain. The improvement in the unrealized holding gain for the third quarter of 1997 was $372. Management's continued efforts towards improving the quality, composition and structure of the investment portfolio have aided the Company in minimizing the impact of market depreciation on the investment portfolio resulting from changes in interest rates.

The Company's third quarter dividend remained unchanged at $132 or $0.06 per share as compared to the first and second quarters of 1997. Through September 30, 1997, the aggregate dividends declared by the Company in 1997 amounted to $395 or $0.18 per share as compared to $381 or $0.17 per share for the same period last year. For the three quarters ended September 30, 1997, dividends declared as a percentage of net income equalled 12.0 percent. It is the present intention of the Company's board of directors that dividends will be paid in the future. However, factors such as operating results, financial and economic conditions, capital needs, growth objectives, appropriate dividend restrictions related to the Company and other relevant factors may influence these decisions.


On April 2, 1997, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to register 300 thousand shares of common stock to be utilized for the Dividend Reinvestment Plan ("DRP"). The plan went into effect beginning with the Company's second quarter dividend and affords stockholders the opportunity to automatically reinvest their dividends in shares of the Company's common stock. Stockholder participation in such plan rose to
27.0 percent of outstanding shares during the third quarter of 1997.




The following table presents the Company's capital ratios at September 30, 1997 and 1996, as well as the required minimum ratios for capital adequacy purposes and to be "well capitalized" under the prompt corrective action provisions:

RISK-ADJUSTED CAPITAL

                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                          ------------------------------------------------------------------
SEPTEMBER 30                                  1997      1996       1997         1996         1997       1996
-------------------------------------------------------------------------------------------------------------
Tier I capital to risk-adjusted assets... $ 31,830  $ 27,817    $ 7,658      $ 7,144      $11,487    $10,716
Total capital to risk-adjusted assets....   34,242    30,069     15,317       14,288       19,146     17,861
Tier I capital to total average assets
 less goodwill...........................   31,830    27,817    $14,199      $13,802      $17,749    $17,253
Risk-adjusted assets.....................  183,997   173,097
Risk-adjusted off-balance sheet items....    7,461     5,509
Average assets for Leverage ratio........ $354,979  $345,052

Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items...................................    16.6%     15.6%       4.0%         4.0%         6.0%       6.0%

Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items.................    17.9      16.8        8.0          8.0         10.0       10.0

Tier I capital as a percentage of total
 average assets less goodwill............     9.0%      8.1%       4.0%         4.0%         5.0%       5.0%

The Company exceeded all relevant regulatory capital measurements at September 30, 1997, and was considered "well capitalized." Regulatory agencies define institutions not under a written directive to maintain certain capital levels as "well capitalized" if they exceed the following: Tier I risk-based ratio of at least 6.0 percent, a total risk-based ratio of at least 10.0 percent and a Leverage ratio, defined as Tier I capital to total average assets less goodwill, of at least 5.0 percent. The Company continued improving its capital level as illustrated by an increase in its Leverage ratio. Such ratio was at 9.0 percent at September 30, 1997, rising above the 8.7 percent recorded at June 30, 1997, and the 8.3 percent recorded at December 31, 1996.

REVIEW OF FINANCIAL PERFORMANCE:

For the third quarter of 1997, the Company recorded net income of $1.1 million or $0.49 per share, making total earnings for the year to date $3.3 million or $1.50 per share. This marks a 4.7 percent increase over net income recorded for the nine months ended September 30, 1996. The Company's return on average total assets and return on average stockholders' equity were 1.24 percent and 13.62 percent, respectively, for the first nine months of 1997 compared to 1.21
percent and 14.94 percent recorded for the same period last year.   Such
earnings levels were primarily a result of increased loan revenues coupled with greater levels of noninterest income. The Company maintained its focus on establishing a more prominent role for loans in its earning assets mix. This is evidenced by an increase in the ratio of average loans to average earning assets from 64.4 percent for the nine months ended September 30, 1996, to 69.6 percent for the same period of 1997.

NET INTEREST INCOME:

The major source of the Company's operating income is derived from net interest income. Net interest income is defined as the excess amount of interest and fees on loans and other investments over interest expense incurred on deposits and other funding sources used to support such assets. Net interest margin is the percentage of net interest income on a tax- equivalent basis to average earning assets. Variations in volumes and rates of earning assets and liabilities, in response to changes in general market rates, are the primary factors affecting net interest income. Net interest levels are also influenced by the composition of earning assets and interest-bearing liabilities as well as the level of nonperforming asset volumes.

The Company experienced a 3.0 percent increase in net interest income on a tax-equivalent basis for the nine months ended September 30, 1997, as compared to the same period of 1996. The major contributing factor to such increase was the Company's greater average loan volumes partially offset by reduced average investment volumes and greater average volumes of time deposits. Through the first nine months of 1997, the Company's average loan volumes totalled $239.2 million, a $24.2 million increase over the $215.0 million recorded for the same period of 1996. Such volume increase accounted for a $1,342 positive variance in interest income due to loan volumes. The Company, in working towards localizing a larger portion of its earning assets into the loan area, greatly reduced its investment volumes. For the nine months ended September 30, 1997, average investment volumes equalled $98.5 million. Such amount marks a $13.9 million or 12.4 percent decrease from the $112.4 million for the same period of 1996. In making this strategic decision, the Company's interest income related to average investment volumes was negatively influenced by $694 for the nine months ended September 30, 1997. Partially offsetting the Company's positive $635 change in interest income was a $349 rise in interest expenses for the period. The primary sources of such increase were larger volumes of retail and commercial time deposits. Through the first nine months of 1997, average volumes of retail and commercial time deposits totalled $163.5 million and $30.1 million, respectively. For the same period of 1996, such volumes were $157.6 million and $26.9 million, respectively. For the three quarters ended September 30, 1997, the Company experienced a negative change in net interest income of $178 related to interest rates as compared to the same period of 1996. The primary causes of this effect were rate increases in money market and retail and commercial time deposits. Interest rates on money market accounts rose 31 basis points to 3.14 percent for the nine months ended September 30, 1997, as compared to 2.83 percent one year ago. Retail and commercial time deposits also increased in cost for the three quarters ended September 30, 1997. Rates paid on these deposits were 5.71 percent and 6.15 percent, respectively, for the nine month period ended September 30, 1997. Comparatively, such rates were 5.68 percent and 5.99 percent, respectively, for the same period of 1996. The cumulative effect of the rate changes in these three deposit products was a negative $120 to net interest income. For the three quarters ended September 30, 1997, the Company's net interest margin remained unchanged at 3.85 percent as compared to the same period of 1996. The more influential role of the loan portfolio in the Company's earning assets mix helped to neutralize its increased cost of funds related to the highly competitive deposit-gathering environment.

For the quarter ended September 30, 1997, tax-equivalent net interest income increased $183 compared to the same period of 1996. This increase continued the linear improvement of the quarterly change in net interest income. For example, the Company recorded an increase of $13 in the first quarter of 1997 followed by a second quarter increase of $90. Greater average loan volume levels offset by the reduced average investment levels and the increased costs of funds were the major reasons for the favorable change. For the final quarter of 1997, management expects net interest margins to improve based on greater loan volumes. However, an increase in general market rates or a more competitive environment related to deposit gathering could hinder margin increases. Management is also aware that a deterioration in local unemployment levels could occur thus constricting margin improvements.























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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                          1997 VS. 1996            1997 VS. 1996
                                       INCREASE (DECREASE)      INCREASE (DECREASE)
                                         ATTRIBUTABLE TO          ATTRIBUTABLE TO
                                      ---------------------    -----------------------
                                      TOTAL                    TOTAL
                                      CHANGE   RATE  VOLUME    CHANGE   RATE    VOLUME
                                      ------   ----  ------    ------   ----    ------
Interest income:
Loans:
  Taxable............................. $ 441  $ (17)  $ 458   $   920  $(169)  $ 1,089
  Tax-exempt..........................    32     11      21       235    (18)      253
Investments:
  Taxable.............................  (157)   119    (276)     (619)   211      (830)
  Tax-exempt..........................     8    (49)     57       107    (29)      136
Interest-bearing deposits with banks..    (1)            (1)       (6)              (6)
Federal funds sold....................    47      3      44        (2)     7        (9)
                                       -----  -----   -----   -------  -----   -------
    Total interest income.............   370     67     303       635      2       633
                                       -----  -----   -----   -------  -----   -------

Interest expense:
Money market accounts.................    11     61     (50)       (8)    54       (62)
NOW accounts..........................    17     13       4        56     27        29
Savings accounts......................   (60)   (39)    (21)      (58)   (10)      (48)
Time deposits less than $100..........   203     62     141       270     33       237
Time deposits $100 or more............    43     26      17       179     33       146
Short-term borrowings.................    (1)            (1)
Long-term debt........................   (26)           (26)      (90)    43      (133)
                                       -----  -----   -----   -------  -----  --------
    Total interest expense............   187    123      64       349    180       169
                                       -----  -----   -----   -------  -----  --------
    Net interest income............... $ 183  $ (56)  $ 239   $   286  $(178) $    464
                                       =====  =====   =====   =======  =====  ========










The following table sets forth a summary of net interest income for major categories of earning assets and interest-bearing liabilities:

SUMMARY OF NET INTEREST INCOME

                                                    SEPTEMBER 30, 1997              SEPTEMBER 30, 1996
                                                ---------------------------     ---------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                -------  --------  --------     -------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $230,105   $14,746      8.57%   $210,018   $13,826      8.79%
  Tax-exempt..................................    9,145       552      8.07       4,980       317      8.49
Investments:
  Taxable.....................................   60,773     2,506      5.51      76,897     3,125      5.43
  Tax-exempt..................................   37,697     2,340      8.30      35,539     2,233      8.39
Interest-bearing deposits with banks..........                                       94         6      8.53
Federal funds sold............................    6,022       249      5.53       6,192       251      5.41
                                               --------   -------              --------   -------
    Total earning assets......................  343,742    20,393      7.93%    333,720    19,758      7.91%
Less:  allowance for loan losses..............    3,910                           4,012
Other assets..................................   16,506                          16,912
                                               --------                        --------
    Total assets.............................. $356,338                        $346,620
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 16,331       383      3.14%   $ 18,425       391      2.83%
NOW accounts..................................   18,054       296      2.19      16,190       240      1.98
Savings accounts..............................   65,254     1,445      2.96      67,290     1,503      2.98
Time deposits less than $100..................  163,471     6,977      5.71     157,626     6,707      5.68
Time deposits $100 or more....................   30,114     1,386      6.15      26,927     1,207      5.99
Short-term borrowings.........................       20         1      6.68          25         1      5.34
Long-term debt................................       44         2      6.08       2,815        92      4.37
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  293,288    10,490      4.78%    289,298    10,141      4.68%
Noninterest-bearing deposits..................   27,021                          26,218
Other liabilities.............................    3,634                           2,925
Stockholders' equity..........................   32,395                          28,179
                                               --------   -------              --------   -------
    Total liabilities and stockholders' equity $356,338    10,490              $346,620    10,141
                                               ========   -------              ========   -------
    Net interest/income spread................            $ 9,903      3.15%              $ 9,617      3.23%
                                                          =======                         =======
    Net interest margin.......................                         3.85%                           3.85%
Tax equivalent adjustments:
Loans.........................................            $   188                         $   108
Investments...................................                795                             759
                                                          -------                         -------
    Total adjustments.........................            $   983                         $   867
                                                          =======                         =======




















Note: Average balance was calculated using average daily balances and includes nonaccrual loans. Available for sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $952 and $259 at September 30, 1997 and 1996, respectively, included in other assets. Tax-equivalent adjustment was calculated using the prevailing statutory rate of 34.0 percent.

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

For the three and nine months ended September 30, 1997, the Company's provision for loan losses was $105 and $255, respectively, compared to $75 and $225, respectively, for the same period of 1996. Management decided to increase its monthly provision to $35 effective July 1, 1997, based on the greater amount of credit extensions and the adverse change in nonperforming asset levels.

NONINTEREST INCOME:

For the nine months ended September 30, 1997, the Company's noninterest income totaled $1,370, a $331 or 31.9 percent increase compared to the same period last year. The discernable increase primarily resulted from a $250 litigation settlement paid by a securities broker to the Company's wholly-owned subsidiary, Community Bank and Trust Company. The $250 settlement was awarded with respect to the subsidiary's business relationship with this broker prior to 1995. This one-time addition to noninterest income had a $148.5 positive impact on 1997 earnings after applicable income taxes and legal fees. Service charges, fees and commissions increased a modest $23 or 2.1 percent to $1,120 for the three quarters ended September 30, 1997, compared to the same period one year ago.
The major contributing factor to such increase was an increase on fees collected from insufficiently-funded customer accounts. The net investment securities losses of $58 for the nine months ended September 30, 1996, resulted from the disposition of four variable rate CMOs with a carrying value of $1,487. Such disposition resulted from a decision made by the investment committee based on a reassessment of their appropriateness with respect to their structure, composition and characteristics in line with future investment goals. For the quarters ended September 30, 1997 and 1996, noninterest income equaled $358.
For the third quarter of 1997, service charges, fees and commissions equalled $358, a $31 decline compared to the same period of 1996. Such decline was offset as the Company realized securities losses of $31 during the third quarter of 1996 while it incurred no such losses for the same period of 1997.




NONINTEREST EXPENSE:

The general components of noninterest expense are the costs of providing salaries and necessary employee benefits, maintaining facilities and general operating costs such as insurance, supplies, advertising, data processing and other related expenses. Several of these costs and expenses are variable while the remainder are fixed. In its efforts to control the variable portion of these expenses, management employs budgets and other related strategies.

For the three quarters ended September 30, 1997, noninterest expenses totaled $5,880, an increase of $345 or 6.2 percent compared to the same period of 1996. The Company's net overhead ratio for the nine months ended September 30, 1997, was 1.8 percent, slightly above the 1.7 percent recorded for the corresponding period of 1996. Such ratio remains more favorable than the 2.6 percent experienced by the Company's peer group. A company can also measure its productivity with the operating efficiency ratio. Such ratio is defined as a company's noninterest expense, excluding other real estate expense, as a percentage of net interest income and noninterest income less nonrecurring gains and losses. The Company's operating efficiency ratio for the nine months ended September 30, 1997, was slightly less favorable at 56.8 percent as compared to
55.6 percent for the same period last year. It is reasonably likely that the acquisition of the two branch offices will increase the level of noninterest expense and cause a corresponding adverse affect to the Company's efficiency ratios.

The majority of the Company's noninterest expense is salaries and benefits expense. Such expenses totaled $3,020 or 51.4 percent of noninterest expense. This marked a $251 or 9.1 percent increase over the $2,769 recorded for the same period last year. During the third quarter of 1996, the Company discontinued the deferred compensation plan for certain senior management employees. Such action accounted for a $159 reduction in salaries and benefits expense for the nine months ended September 30, 1996. The remainder of the difference is due to the addition of personnel to the Company's employee base in its efforts to better serve its expanding customer base coupled with the implementation of 1996 merit raises issued during the first half of 1997.

For the three quarters ended September 30, 1997, the Company's occupancy and equipment expense aggregated $888, a $38 or 4.1 percent decline from the $926 recorded for the same period of 1996. Lower maintenance costs associated with equipment used in normal banking operations and bank facilities provide the major reason for such decline. Presently the Company has no pending commitment to make any material capital expenditures other than those associated with the newly acquired branch offices and those incurred in the normal course of business. Capital expenditures on the newly acquired branch offices are estimated to be $300.


Through the nine months ended September 30, 1997, the Company's other expense amounted to $1,972, a $132 or 7.2 percent increase from the same period of 1996. Such unfavorable variance was related to a nonrecurring increase in stationery and supplies expense during the second quarter associated with the centralization of the Company's purchasing department as well as supply expenses related to the introduction of the Company's imaging system. Also contributing to the increased other expense was an increase in the Company's marketing expense incurred as a result of its efforts to build its customer base. A final important factor in the rise in other expenses was an increase in Federal Deposit Insurance Corporation premiums for 1997 due to the Deposit Insurance Fund Act of 1996, signed into law by the President during the third quarter of 1996. This law provides Bank Insurance Fund ("BIF")-insured institutions the responsibility of paying a portion of the $780.0 million annual Finance Corporation ("FICO") interest payments. The rate for BIF-insured institutions for the period beginning January 1, 1997, through December 31, 1999, will equal one-fifth of the Savings Association Insurance Fund ("SAIF") rate. The rates for the first half of 1997 were set at 1.30 basis points and 6.48 basis points, respectively. For the second half of 1997, such rates were set at 1.26 basis points and 6.30 basis points, respectively. Rates may be adjusted quarterly to reflect changes in the assessment bases for the BIF and the SAIF. The law requires the FICO rate on BIF-assessable deposits to be one-fifth the rate on SAIF-assessable deposits until the funds merge or until January 1, 2000, whichever comes first.

For the quarter ended September 30, 1997, the Company's noninterest expenses increased $256 as compared to the same period of 1996. The quarterly increase can be accounted for by reasons similar to those stated for the year-to-date increase.

















The following table sets forth the major components of noninterest expenses for the three months and nine months ended September 30, 1997 and 1996:

NONINTEREST EXPENSES
                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                  1997       1996        1997      1996
---------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes..................... $  858     $  823      $2,531    $2,452
Employee benefits..............................    140          3         489       317
                                                ------     ------      ------    ------
  Salaries and employee benefits expense.......    998        826       3,020     2,769
                                                ------     ------      ------    ------

Net occupancy and equipment expense:
Net occupancy expense..........................    136        149         436       470
Equipment expense..............................    152        136         452       456
                                                ------     ------      ------    -------
  Net occupancy and equipment expense..........    288        285         888       926
                                                ------     ------      ------    ------

Other noninterest expenses:
Marketing expense..............................     77         52         221       171
Other taxes....................................     58         56         188       168
Stationery and supplies........................     84         91         262       216
Contractual services...........................    204        197         644       658
Insurance including FDIC assessment............     19          4          60        71
Other..........................................    218        179         597       556
                                                ------     ------      ------    ------
  Other noninterest expenses...................    660        579       1,972     1,840
                                                ------     ------      ------    ------
    Total noninterest expense.................. $1,946     $1,690      $5,880    $5,535
                                                ======     ======      ======    ======

INCOME TAXES:

The Company's effective tax rates for the three and nine months ended September 30, 1997, were 20.5 percent and 20.6 percent, respectively. These rates show improvement over the 22.1 percent and 21.8 percent, respectively, reported for the same periods of 1996. The Company's advantageous tax position is a result of management's efforts to reduce its tax burden acquiring tax-exempt investments and loans as well as its use of investment tax credits available through the Company's investment in a residential housing program for elderly and low-to moderate-income families.

It is management's determination that a valuation reserve need not be established for the deferred tax assets as it is more likely than not that such assets could be principally realized through carryback to taxable income in prior years and by future reversals of existing taxable temporary differences or, to a lesser extent, through future taxable income. The Company performs quarterly reviews on the tax criteria related to the recognition of deferred tax assets.




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

ITEM 3.   DEFAULTS OF SENIOR SECURITIES
          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE

ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  NONE
          (b)  Reports on Form 8-K during the quarter

               (i)  July 31, 1997 - The following events were reported:

                    Item 5. - The Company announced that Community Bank entered into a definitive agreement on July 30, 1997, to acquire the Eynon, Lackawanna County, Pennsylvania, and Factoryville, Wyoming County, Pennsylvania, branch offices of First Union.

                    Item 7. (c) - Form of Press Release that Community Bank has entered into a definitive agreement to acquire the Eynon, Lackawanna County, Pennsylvania, and Factoryville, Wyoming County, Pennsylvania, branch offices of First Union.

              (ii)  September 18, 1997 - The following events were reported:

                    Item 5. - An amendment to Article 16 of the Company's Amended Articles of Incorporation went into effect on September 18, 1997. The amendment relaxed the 75.0 percent supermajority voting requirement to approve a Fundamental Transaction in which the Company is the surviving or continuing entity to an affirmative vote of a majority of the outstanding shares of the Registrant's common stock. In all other Fundamental Transactions, holders of 75.0 percent of the shares of the Company's common stock shall affirmatively vote to approve such transaction.


COMM BANCORP, INC.
OTHER INFORMATION (CONTINUED)


                    Item 7. (c) - Copy of amended Item 16 from the Company's Amended Articles of Incorporation as of September 18, 1997.

                    Item 7. (c) - Summary of the results of matters submitted for vote at the Company's Stockholder Meeting conducted on September 12, 1997.
















                               COMM BANCORP, INC.
                                   FORM 10-Q












                                 SIGNATURE PAGE









Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.





                                       Registrant, Comm Bancorp, Inc.



Date: November 12, 1997                /s/ David L. Baker
                                       David L. Baker
                                       Chief Executive Officer


Date: November 12, 1997                /s/ Scott A. Seasock
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: November 12, 1997                /s/ John B. Errico
                                       John B. Errico, Comptroller
                                       (Principal Accounting Officer)