Form 10-K405
period 1997-12-31
COMM BANCORP INC
filed 1998-03-30
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended DECEMBER 31, 1997
                          _________________
                                           OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                              ____________   ___________________________________
Commission file number          0-17455
                              ____________

                                  COMM BANCORP, INC.
________________________________________________________________________________
         (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                                 23-2242292
__________________________________                 _____________________________
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification Number)

521 MAIN STREET, FOREST CITY,  PA                            18421
________________________________________           _____________________________
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code           (717) 785-3181
                                                  ______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
None
___________________________________    _________________________________________

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.33 PER SHARE
________________________________________________________________________________
                                      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sale price: $63,036,234 AT FEBRUARY 3, 1998.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 2,204,169 AT FEBRUARY 3, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1997, are incorporated by reference in Part II of this Annual Report. Portions of the registrant's 1998 Proxy Statement are incorporated by reference in Part III of this Annual Report.


                                  Page 1 of 230
                             Exhibit Index on Page 42
                                COMM BANCORP, INC.
                                 FORM 10-K INDEX

PART I                                                            Page
Item  1. Business.................................................  3

Item  2. Properties............................................... 23

Item  3. Legal Proceedings........................................ 24

Item  4. Submission of Matters to a Vote of Security Holders......  *
PART II
Item  5. Market for the Registrant's Common Equity and Related
         Stockholder Matters...................................... 25

Item  6. Selected Financial Data.................................. 26

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................... 26

Item 7A. Quantitative and Qualitative Disclosures about Market
         Risk..................................................... 26

Item  8. Financial Statements and Supplementary Data.............. 26

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................  *
PART III
Item 10. Directors and Executive Officers of the Registrant....... 27

Item 11. Executive Compensation................................... 30

Item 12. Security Ownership of Certain Beneficial Owners and
         Management............................................... 36

Item 13. Certain Relationships and Related Transactions........... 38

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K................................................. 39

Signatures........................................................ 40

Exhibit Index..................................................... 42

*Not Applicable
                                COMM BANCORP, INC.
                                    FORM 10-K

PART I

ITEM 1.   BUSINESS

GENERAL

Comm Bancorp, Inc. ("Company") is a Pennsylvania business corporation, incorporated on May 20, 1983, and is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Company has one wholly-owned subsidiary, Community Bank and Trust Company ("Community Bank"). The deposits of Community Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Bank Insurance Fund ("BIF"). The
Company's business has consisted of managing and supervising Community Bank and its principal source of income has been dividends paid by Community Bank. At December 31, 1997, the Company had approximately total consolidated assets of $381.8 million, deposits of $332.4 million and stockholders' equity of $36.1 million. During 1997, the Company and Community Bank employed approximately 161 persons on a full-time equivalent basis.

Community Bank is a Pennsylvania state-chartered commercial bank and a member of the Federal Reserve System. As of December 31, 1997, Community Bank had twelve branch locations, including its main office in Forest City, Susquehanna County, Pennsylvania. Community Bank's branch offices are located in the Northeastern Pennsylvania counties of Lackawanna, Susquehanna, Wayne and Wyoming.

SUPERVISION AND REGULATION - COMPANY

The Company is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") for matters relating to the offering and sale of its securities.
The Company is currently subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials in accordance with the Securities Exchange Act of 1934.

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

A bank holding company is prohibited from engaging in, or acquiring direct or indirect control of, more than 5.0 percent of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

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


PERMITTED NONBANKING ACTIVITIES

The Federal Reserve Board permits bank holding companies or their subsidiaries to engage in nonbanking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

1. EXTENDING CREDIT AND SERVICING LOANS: Making, acquiring, brokering or servicing loans or other extensions of credit (including factoring, issuing letters of credit and accepting drafts) for the company's account or for the account of others.

2. ACTIVITIES RELATED TO EXTENDING CREDIT: Any activity usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit as determined by the Federal Reserve Board. The Federal Reserve Board has determined that the following activities are usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit: (i) performing appraisals of real estate and tangible and intangible personal property, including securities; (ii) acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control and risk of such a real estate project to one or more investors, if the bank holding company and its affiliates do not have an interest in, or participate in managing or developing, a real estate project for which it arranges equity financing, and do not promote or sponsor the development of the property; (iii) authorizing a subscribing merchant to accept personal checks tendered by the merchant's customers in payment for goods and services, and purchasing from the merchant validly authorized checks that are subsequently dishonored; (iv) collecting overdue accounts receivable, either retail or commercial; (v) maintaining information related to the credit history of consumers and providing the information to a credit grantor who is considering a borrower's application for credit or who has extended credit to the borrower; (vi) engaging under contract with a third party in asset management, servicing and collection of assets of a type that an insured depository institution may originate and own, if the company does not engage in real property management or real estate brokerage services as part of these services; (vii) acquiring debt that is in default at the time of acquisition under certain conditions; and (viii) providing real estate settlement services.

3. LEASING PERSONAL OR REAL PROPERTY: Leasing personal or real property or acting as agent, broker or adviser in leasing such property under certain conditions.

4. OPERATING NONBANK DEPOSITORY INSTITUTIONS: (i) Owning, controlling or operating an industrial bank, Morris Plan bank or industrial loan company, so long as the institution is not a bank; and (ii) owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities, lending, and other activities that are permissible for bank holding companies.

5. TRUST COMPANY FUNCTIONS: Performing functions or activities that may be performed by a trust company, including activities of a fiduciary, agency or custodial nature, in the manner authorized by federal or state law, so long as the company is not a bank for purposes of the Bank Holding Company Act.

6. FINANCIAL AND INVESTMENT ADVISORY ACTIVITIES: Acting as investment or financial advisor to any person including, without in any way limiting, the foregoing:
(i)
serving as investment adviser as defined in section 2(a)(20) of the Investment Company Act of 1940, 15 U.S.C. 80a-2(a)(20), to an investment company registered under that act, including sponsoring, organizing and managing a closed-end investment company; (ii) furnishing general economic information and advice, general economic statistical forecasting services and industry studies; (iii) providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, leveraged buyouts, recapitalizations, capital structurings, financing transactions and similar transactions, and conducting financial feasibility studies; (iv) providing information, statistical forecasting and advice with respect to any transaction in foreign exchange, swaps and similar transactions, commodities, forward contracts, options, futures, options on futures and similar instruments; (v) providing educational courses and instructional materials to consumers on individual financial management matters; and (vi) providing tax-planning and tax-preparation services to any person.

7. AGENCY TRANSACTIONAL SERVICES FOR CUSTOMER INVESTMENTS: (i) Providing securities brokerage services including securities clearing and/or securities execution services on an exchange, whether alone or in combination with investment advisory services, and incidental activities including related securities credit activities and custodial services, if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing; (ii) buying and selling in the secondary market all types of securities on the order of customers as a "riskless principal" to the extent of engaging in a transaction in which the company, after receiving an order to buy or sell a security from a customer, purchases or sells the security for its own account to offset a contemporaneous sale to or purchase from the customer. This does not include: (a) selling bank-ineligible securities at the order of a customer that is the issuer of the securities, or selling bank-ineligible securities in any transaction where the company has a contractual agreement to place the securities as agent of the issuer;
or (b) acting as a riskless principal in any transaction involving a bank-ineligible security for which the company or any of its affiliates acts as underwriter (during the period of the underwriting or for 30 days thereafter) or dealer; (iii) acting as agent for the private placement of securities in accordance with the requirements of the Securities Act of 1933 and the rules of the SEC, if the company engaged in the activity does not purchase or repurchase for its own account the securities being placed, or hold in inventory unsold portions of issues of these securities; (iv) acting as a futures commission merchant for unaffiliated persons in the execution, clearance, or execution and clearance of any futures contract and option on a futures contract traded on an exchange in the United States or abroad under certain conditions; and (v) providing to customers, as agent, transactional services with respect to swaps and similar transactions.

8. INVESTMENT TRANSACTIONS AS PRINCIPAL: (i) Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations that state member banks of the Federal Reserve
System may be authorized to underwrite and deal in under 12 U.S.C. 24 and 335, including banker's acceptances and certificates of deposit, under the same limitations as would be applicable if the activity were performed by the bank holding company's subsidiary member banks or its subsidiary nonmember banks as if they were member banks; (ii) engaging as principal in: (a) foreign exchange;
(b)
forward contracts, options, futures, options on futures, swaps and similar contracts, whether traded on exchanges or not, based on any rate, price, financial asset including gold, silver, platinum, palladium, copper or any other metal approved by the Board, nonfinancial asset, or group of assets, other than a bank-ineligible security under certain conditions; (c) forward contracts, options, futures, options on futures, swaps and similar contracts, whether traded on exchanges or not, based on an index of a rate, a price, or the value of any financial asset, nonfinancial asset or group of assets, if the contract requires such settlement; and (iii) buying, selling and storing bars, rounds, bullion and coins of gold, silver, platinum, palladium, copper and any other metal approved by the Federal Reserve Board, for the company's own account and the account of others, and providing incidental services such as arranging for storage, safe custody, assaying and shipment.

9. MANAGEMENT CONSULTING AND COUNSELING ACTIVITIES: (i) Providing management consulting advice under certain conditions; (ii) providing consulting services to employee benefit, compensation and insurance plans, including designing plans, assisting in the implementation of plans, providing administrative services to plans and developing employee communication programs for plans; and (iii) providing career counseling services to: (a) financial organizations and individuals currently employed by, or recently displaced from, a financial organization; (b) individuals who are seeking employment at a financial organization; and (c) individuals who are currently employed in or who seek positions in the finance, accounting and audit departments of any company.

10. SUPPORT SERVICES: (i) Providing courier services for: (a) checks, commercial papers, documents and written instruments excluding currency or bearer-type negotiable instruments that are exchanged among banks and financial institutions;
and (b) audit and accounting media of a banking or financial nature and other business records and documents used in processing such media; and (ii) printing and selling checks and related documents, including corporate image checks, cash tickets, voucher checks, deposit slips, savings withdrawal packages and other forms that require MICR-encoding.

11. INSURANCE AGENCY AND UNDERWRITING: (i) Acting as principal, agent or broker for insurance including home mortgage redemption insurance that is: (a) directly related to an extension of credit by the bank holding company or any of its subsidiaries; and (b) limited to ensuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability or involuntary unemployment of the debtor; (ii) acting as agent or broker for insurance directly related to an extension of credit by a finance company that is a subsidiary of a bank holding company under certain conditions; (iii) engaging in any insurance agency activity in a place where the bank holding company or a subsidiary of the bank holding company has a lending office and that: (a) has a population not exceeding 5,000 as shown in the preceding decennial census; or (b) has inadequate insurance agency facilities, as determined by the Federal Reserve Board, after notice and opportunity for hearing; (iv) under certain restrictions, engaging in any specific insurance-agency activity if the bank holding company, or subsidiary conducting the specific activity, conducted such activity on May 1, 1982, or received the Federal Reserve Board approval to conduct such activity on or before
May 1, 1982; (v) supervising on behalf of insurance underwriters the activities of retail insurance agents who sell: (a) fidelity insurance and property and casualty insurance on the real and personal property used in the operations of the bank holding company or its subsidiaries; and (b) group insurance that protects the employees of the bank holding company or its subsidiaries; (vi) engaging in any insurance-agency activity if the bank holding company has total consolidated assets of $50.0 million or less; and (vii) engaging in any insurance-agency activity performed directly or indirectly at any location in the United States by a bank holding company that was engaged in insurance-agency activities prior to January 1, 1971, as a consequence of approval by the Federal Reserve Board prior to January 1, 1971.

12. COMMUNITY DEVELOPMENT ACTIVITIES: (i) Making equity and debt investments in corporations or projects primarily designed to promote community welfare, such as the economic rehabilitation and development of low-income areas by providing housing, services or jobs for residents; (ii) providing advisory and related services for programs primarily designed to promote community welfare.

13. MONEY ORDERS, SAVINGS BONDS AND TRAVELERS' CHECKS: The issuance and sale at retail of money orders and similar consumer-type payment instruments; the sale of U.S. savings bonds and the issuance and sale of travelers' checks.

14. DATA PROCESSING: Providing data processing and data transmission services, facilities (including data processing and data transmission hardware, software, documentation or operating personnel), data bases, advice and access to such services, facilities or data bases by any technological means under certain conditions.

PENNSYLVANIA BANKING LAW

Under the Pennsylvania Banking Code of 1965, as amended, the Company is permitted to control an unlimited number of banks. However, the Company would be required, under the Bank Holding Company Act, to obtain the prior approval of the Federal Reserve Board, before it could acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than Community Bank, if, after such acquisition, it would own or control more than 5.0 percent of the voting shares of such bank.

INTERSTATE BANKING AND BRANCHING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

Interstate bank mergers and branch purchase and assumption transactions were allowed effective June 1, 1997, however states may "opt-out" of the merger, purchase and assumption provisions by enacting a law, which specifically prohibits such interstate transactions. States could, in the alternative, enact legislation to allow interstate merger, purchase and assumption transactions prior to June 1, 1997. States could also enact legislation to allow for de novo interstate branching of out-of-state banks. In July of 1995, Pennsylvania adopted "opt-in" legislation, which allows such transactions.

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



PROMPT CORRECTIVE ACTION

In order to reduce losses to the deposit insurance funds, the FDICIA established a format to more closely monitor FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDICIA established five capital categories. They are: (i) well capitalized; (ii) adequately capitalized;
(iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on depository institutions as they descend the capital categories from well capitalized to critically undercapitalized.

The FDIC, the Office of the Comptroller of the Currency, the Federal Reserve Board and the Office of Thrift Supervision have jointly issued regulations relating to these capital categories and prompt corrective action. These capital measures for prompt corrective action are defined as follows:

A well capitalized institution would be one that has a 10.0 percent or greater total risk-based capital ratio, a 6.0 percent or greater Tier I risk-based capital ratio, a 5.0 percent or greater Tier I Leverage ratio and is not subject to any written order or final directive by its regulator to meet and maintain a specific capital level.

An adequately capitalized institution would be one that meets the required minimum capital levels, but does not meet the definition of a well capitalized institution.
The existing capital rules generally require banks to maintain a Tier I Leverage ratio of at least 4.0 percent and an 8.0 percent or greater total risk-based capital ratio. Because the risk-based standards require at least half of total risk-based capital to be in the form of Tier I capital, this means that an institution would need to maintain at least a 4.0 percent Tier I risk-based capital ratio. Thus, an institution would need to meet each of the required minimum capital levels in order to be deemed adequately capitalized.

An undercapitalized institution fails to meet one or more of the required minimum capital levels for an adequately capitalized institution. An undercapitalized institution must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from making acquisitions, opening new branches or engaging in new lines of business without the prior approval of its primary federal regulator. A number of other discretionary restrictions may also be imposed on a case-by-case basis, and more stringent restrictions that otherwise would apply to significantly undercapitalized institutions may be imposed on an undercapitalized institution that fails to file or implement an acceptable capital restoration plan.

A significantly undercapitalized institution would have a total risk-based capital ratio of less than 6.0 percent, a Tier I risk-based capital ratio of less than 3.0 percent or a Tier I Leverage ratio of less than 3.0 percent. Institutions in this category would be subject to all the restrictions that apply to undercapitalized institutions. Certain other mandatory prohibitions would also apply, such as restrictions against the payment of bonuses or raises to senior executive officers without the prior approval of the institution's primary federal regulator. A number of other restrictions may also be imposed.

A critically undercapitalized institution would be one with a tangible equity (Tier I risk-based capital) ratio of 2.0 percent or less. In addition to the same restrictions and prohibitions that apply to undercapitalized and significantly undercapitalized institutions, the FDIC's rule implementing this provision of the
FDICIA also addresses certain other provisions for which the FDIC has been accorded responsibility as the insurer of depository institutions.

At a minimum, any institution that becomes critically undercapitalized is prohibited from taking the following actions without the prior written approval of its primary federal regulator: engaging in any material transactions other than in the usual course of business, extending credit for highly leveraged transactions, amending its charter or bylaws, making any material changes in accounting methods, engaging in certain transactions with affiliates, paying excessive compensation or bonuses and paying interest on liabilities exceeding the prevailing rates in the institution's market area. In addition, a critically undercapitalized institution is prohibited from paying interest or principal on its subordinated debt and is subject to being placed in conservatorship or receivership, if its tangible equity capital level is not increased within certain mandated timeframes.

At any time, an institution's primary federal regulator may reclassify it into a lower capital category. All institutions are prohibited from declaring any dividends, making any other capital distribution or paying a management fee, if it would result in downward movement into any of the three undercapitalized categories. The FDICIA provides an exception to this requirement for stock redemptions that do not lower an institution's capital and would improve its financial condition, if the appropriate federal regulator has consulted with the FDIC and approved the redemption.

The regulation requires institutions to notify the FDIC following any material event that would cause such institution to be placed in a lower category. Additionally, the FDIC monitors capital levels through call reports and examination reports.

FDIC INSURANCE ASSESSMENTS

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

Under the risk-related premium schedule, the FDIC, on a semi-annual basis, assigns each institution to one of three capital groups, well capitalized, adequately capitalized or undercapitalized, and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of the institution's strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0 percent or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0 percent or greater and a Tier 1 Leverage ratio of 5.0 percent or greater, are assigned to the well capitalized group.

Over the last two years, FDIC insurance assessments have seen several changes for both BIF and Savings Association Insurance Fund ("SAIF") institutions. The most recent change occurred on September 30, 1996, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of March 31, 1995. This assessment, which was 65.7 cents per $100 in deposits, raised approximately $4.7 billion to bring the SAIF up to its required 1.25 reserve ratio. This special assessment, paid on November 30, 1996, had no effect on Community Bank. The second part of the bill remedied the future anticipated shortfall with respect to the payment of Finance Corporation ("FICO") interest. For 1997 through 1999, the banking industry will help pay the FICO interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FICO assessment on BIF-insured deposits is 1.29 cents per $100 in deposits and for SAIF-insured deposits it is
6.44 cents per $100 in deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits. At December 31, 1997, the FICO interest assessment paid by Community Bank was approximately $40.0 thousand. Community Bank has not been required to pay any FDIC insurance assessments since the fourth quarter of 1996, because the BIF has met its statutorily- required ratios and Community Bank is categorized as well capitalized.

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

BANK ENTERPRISE ACT OF 1991 ("ACT")

Within the overall FDICIA is the Act. The purpose of the Act is to encourage banking institutions to establish "basic transaction services for consumers," or so-called "lifeline depository accounts." The FDIC assessment rate is reduced for all lifeline depository accounts. The Act establishes ten factors that are the minimum requirements to qualify as a lifeline depository account. Some of these factors relate to minimum opening and balance amounts, minimum number of monthly withdrawals, the absence of discriminatory practices against low-income individuals and minimum service charges and fees. Moreover, the Housing and Community Development Act of 1972 requires that the FDIC's risk-based assessment system include provisions regarding lifeline depository accounts. Assessment rates applicable to lifeline depository accounts are to be established by FDIC rule.

TRUTH IN SAVINGS ACT ("TSA")

FDICIA also contains the TSA. The Federal Reserve Board has adopted Regulation DD under the TSA, the purpose of which is to require the clear and uniform disclosure of the rates of interest that are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. In addition to disclosures to be provided when a customer establishes a deposit account, the TSA requires the depository institution to include, in a clear and conspicuous manner, the following information with each periodic statement: (i) the annual percentage yield;
(ii) the
amount of interest earned; (iii) the amount of any fees and charges imposed; and
(iv) the number of days in the reporting period. The TSA allows for civil lawsuits to be initiated by customers, if the depository institution violates any provision or regulation under the TSA.

REGULATORY CAPITAL REQUIREMENTS

The following table presents the Company's consolidated capital ratios at December 31, 1997:

                                                                     (In Thousands)

Tier I capital................................................................ $ 30,610
Tier II capital............................................................... $  2,456
Total capital................................................................. $ 33,066

Adjusted total average assets................................................. $357,685
Total risk-adjusted assets (1)................................................ $195,153

Tier I risk-based capital ratio(2)............................................   15.69%
Required Tier I risk-based capital ratio......................................    4.00%
Excess Tier I risk-based capital ratio........................................   11.69%

Total risk-based capital ratio(3).............................................   16.94%
Required total risk-based capital ratio.......................................    8.00%
Excess total risk-based capital ratio.........................................    8.94%

Tier I Leverage ratio(4)......................................................    8.56%
Required Tier I Leverage ratio................................................    4.00%
Excess Tier I Leverage ratio..................................................    4.56%

            (1) Includes off-balance sheet items at credit-equivalent values less intangible assets.
            (2) Tier I risk-based capital ratio is defined as the ratio of Tier I capital to total risk-
                adjusted assets.
            (3) Total risk-based capital ratio is defined as the ratio of Tier I and Tier II capital to total risk-adjusted assets.
            (4) Tier I Leverage ratio is defined as the ratio of Tier I capital to adjusted total average assets.


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

HISTORY AND BUSINESS - COMMUNITY BANK

Community Bank's legal headquarters is located at 521 Main Street, Forest City, Pennsylvania 18421. As of December 31, 1997, Community Bank had approximately total assets of $377.4 million, total deposits of $332.4 million and total stockholders' equity of $32.7 million.

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

MARKET AREA

Community Bank's primary market area comprises Lackawanna, Susquehanna, Wayne and
Wyoming counties that are located in the Northeast corner of the Commonwealth of Pennsylvania. The largest municipality in this market area is the City of Scranton with a population of approximately 82.0 thousand based upon 1990 census data. None of Community Bank's branches are within the City of Scranton. All of the branches are located outside of Scranton in rural or small-town settings. See Item 2 hereof for a description of the location of each branch office.

Community Bank competes with 18 commercial banks, three thrift institutions and 22 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers. Consumer, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

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

The primary federal supervisory authority that regularly examines Community Bank is the Federal Reserve Board. The Federal Reserve Board has the authority under the Financial Institutions Supervisory Act to prevent a state member bank from engaging in unsafe or unsound practices in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and the collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. All banks in Pennsylvania are permitted to maintain branch offices in any county of the state. Branches of state-chartered banks may be established only after approval by the Department. The Department is required to grant approval only if it finds that there is a need for banking services or facilities such as are contemplated by the proposed branch. The Department may disapprove the application if the bank does not have the capital and surplus deemed necessary.

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

From time to time, various types of federal and state legislation have been proposed that could result in additional regulations of, and restrictions on, the business of Community Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of Community Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, Community Bank's business is particularly susceptible to the affects of federal legislation and regulations that may increase the costs of doing business.
Under the Federal Deposit Insurance Act, the Federal Reserve Board possesses the power to prohibit institutions regulated by it, such as Community Bank, from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, the Financial Institutions and Interest Rate Control Act of 1987 ("FIRA") generally expands the circumstances under which officers or directors of a bank may be removed by the institution's federal regulator, restricts lending by a bank to its executive officers, directors, principal stockholders or related interests thereof, restricts management personnel of a bank from serving as directors or holding other management positions with certain depository institutions whose assets exceed a specified amount or that have an office within a specified geographic area and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal regulator has been given 60 days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

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

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act of 1977 ("CRA"), as amended, and the regulations promulgated to implement the CRA, are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. Until May of 1995, a depository institution was evaluated for CRA compliance based upon twelve assessment factors.

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

A large depository institution is one that does not meet the small bank definition above. A large depository institution can be evaluated under one of two tests:
(i) a three-part test evaluating the institution's lending, service and investment performance; or (ii) a "strategic plan" designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large depository institution was required to choose one of these options prior to July of 1997, but had the option to be examined under one of these two options prior to that time. Effective January 1, 1996, a large depository institution that opts to be examined pursuant to a strategic plan may submit its strategic plan to the bank regulators for approval. In addition, the revised CRA regulations include separate rules regarding the manner in which "wholesale banks" and "limited purpose banks" will be evaluated for compliance. The new CRA regulations were phased in over a two-year period, beginning July 1, 1995, with a final effective date of July 1, 1997.

For the purposes of the CRA regulations, Community Bank is a small bank, based upon financial information as of December 31, 1997, and is evaluated for CRA compliance using the streamlined procedures for a small bank. Community Bank received a final
CRA compliance report from the Federal Reserve Bank of Philadelphia on February 24, 1997. This report included notification that Community Bank received an
"outstanding" CRA rating as of December 31, 1996. There are no conditions or events since that notification that management believes have changed Community Bank's rating.

CONCENTRATION

The Company and Community Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a group of customers, the loss of any one or more of which would have a material adverse effect on the financial position of the Company or Community Bank.







YEAR 2000 ("Y2K") COMPLIANCE: MANAGEMENT INFORMATION SYSTEMS

Management has initiated an enterprise-wide program to address the effects the Y2K date change will have on the Company and Community Bank. In summary, the Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. An extensive internal assessment of all operational systems, including all date-sensitive materials, was made to identify exposure to the Y2K issue.

The Company and Community Bank, dependent upon third party providers for their data processing software, strive to remain current in software technology. This practice has greatly reduced exposure to the Y2K problem. A number of mission critical software applications used by the Company and Community Bank are currently
Y2K compliant. The major operating systems are currently either Y2K compliant or will be during 1998. Significant testing has been performed on all software and hardware that is currently Y2K compliant to ensure compliance. Future testing will be performed during 1998 as other applications become compliant. Based on current assessments, the Company and Community Bank expect to spend approximately $100.0 thousand to become fully compliant. The Y2K problem is not expected to have a material adverse affect on the Company's or Community Bank's products, services or competitive position. Moreover, compliance with the Y2K is not reasonably likely to affect the Company's or Community Bank's future financial results or cause the reported financial information not to be necessarily indicative of future operating results or financial position. The Company presently believes that with modifications to existing software and conversions to new software, the Y2K issue can be mitigated. For additional information with respect to Y2K compliance, refer to Management's Discussion and Analysis in the Annual Report to Stockholders filed at Exhibit 13 hereto and incorporated in its entirety by reference.








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

      1    521 Main Street     Owned                7,100      Banking services.
           Forest City, PA

      2    528 Main Street     Leased               4,250      Administrative
           Forest City, PA                                     offices.

      3    347 Main Street     Owned                5,500      Banking services.
           Simpson, PA

      4    37 Dundaff Street   Owned                4,300      Banking services.
           Carbondale, PA

      5    Lake Como Road      Leased                 900      Banking services.
           Lakewood, PA

      6    57 Main Street      Owned                6,000      Banking services.
           Nicholson, PA

      7    Route 6 West        Owned                3,500      Banking services.
           Tunkhannock, PA

      8    Route 106           Owned                1,300      Banking services.
           Clifford, PA

      9    61 Church Street    Owned                3,500      Banking services.
           Montrose, PA

     10    Route 29            Leased               2,175      Banking services.
           Eaton Township, PA

     11    Route 307           Leased               1,250      Banking services.
           Lake Winola, PA

     12     Route 6            Leased               1,850      Banking services.
            Eynon, PA

     13     97 College Avenue  Owned                1,850      Banking services.
            Factoryville, PA



The administrative offices' property lease expires in 1998 and contains an option that allows for an unlimited number of additional terms of six months each. The Lakewood property lease expires in 2001 and contains an option to renew the lease for an additional term of five years. The Route 29 Eaton Township and Lake Winola property leases expire in 2009. The Eynon property lease expires in 1999. For information with respect to obligations for lease rentals, refer to Note 6 of the
Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders filed at Exhibit 13 hereto and incorporated in its entirety by reference.

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



PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The Company had 782 stockholders of record and 2,204,169 shares of common stock, par value of $0.33 per share, the only authorized class of common stock outstanding as of February 3, 1998. The Company's common stock began trading on the NASDAQ Stock Market ("NASDAQ") as CommBcp under the symbol "CCBP" on June 17, 1996. Prior to June 17, 1996, the Company's common stock was quoted on the Over-the-Counter Electronic Bulletin Board Interdealer System. The high and low closing sale prices and dividends per share of the Company's common stock for the four quarters of 1997 and 1996 are summarized in the following table. Retroactive effect is given in sale prices and dividend information for a three-for-one stock split effectuated April 1, 1996.

                                                                              Dividends
                                                      High            Low      Declared
                                                   _______        _______     _________
1997:
First quarter..................................... $28            $25             $.06
Second quarter....................................  31 1/4         26 1/2          .06
Third quarter.....................................  31 3/4         28 1/4          .06
Fourth quarter.................................... $37            $29 1/2         $.12

1996:
First quarter..................................... $14            $14             $.05
Second quarter....................................  23 3/4         14              .06
Third quarter.....................................  25 1/2         21 1/2          .06
Fourth quarter.................................... $27 1/2        $25             $.11

The Company has paid cash dividends since 1983. It is the present intention of the
Company's Board of Directors to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. Cash available for the payment of dividends must initially come from dividends paid by
Community Bank to the Company. Therefore, the restrictions on Community Bank's dividend payments are directly applicable to the Company. For information with respect to dividend restrictions of the Company and Community Bank, refer to Note
16 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders filed at Exhibit 13 hereto and incorporated in its entirety by reference.


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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is filed at Exhibit 13 hereto and is incorporated in its entirety by reference under this Item 7A.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto are filed at
Exhibit 13 hereto and are incorporated in their entirety by reference under this
Item 8.

The Company's supplementary data is filed at Exhibit 13 hereto and is incorporated in its entirety by reference under this Item 8.




















PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Each director of the Company is elected for a one-year term and until his successor is duly elected and qualified. Current directors were elected at the 1997 Annual
Meeting of Stockholders, which was held on September 12, 1997. The following table contains certain information with respect to the directors and executive officers of the Company:

                                     PRINCIPAL OCCUPATION
                                     FOR PAST FIVE YEARS
                         AGE AS OF   AND POSITION HELD                DIRECTOR OF
                        FEBRUARY 3,  WITH THE COMPANY AND             COMPANY/COMMUNITY
NAME                       1998      COMMUNITY BANK                   BANK SINCE
____                    ___________  ____________________             _________________

David L. Baker                52     President and Chief              1988/1993
                                     Executive Officer ("CEO")
                                     of the Company and
                                     Community Bank (as of
                                     April 26, 1995); Senior
                                     Vice President of
                                     Community Bank (as of
                                     January 20, 1993)

William F. Farber, Sr.        60     President, Farber's              1983/1970
                                     Restaurants; Chairman of the
                                     Boards of Directors of the
                                     Company and Community Bank

Judd B. Fitze                 45     Partner, Farr, Davis & Fitze     1995/1993
                                     (attorney-at-law)

John P. Kameen                56     Publisher, Forest City News;     1983/1979
                                     Secretary of the Company

Erwin T. Kost                 54     President, Kost Tire & Muffler   1997/1993

William B. Lopatofsky         66     Retired                          1983/1982

J. Robert McDonnell           62     Owner, McDonnell's Restaurant;   1983/1979
                                     Vice President of the Company

Joseph P. Moore, Jr.          71     President, Elk Mountain Ski      1988/1992
                                     Resort, Inc.; Retired President,
                                     Moore Motors Inc. (automobile
                                     dealership)

Theodore W. Porosky           50     Owner, Porosky Lumber Company    1997/1989

Eric Stephens                 46     Auto Dealer, H.L. Stephens       1988/1993
                                     and Son (automobile dealership)





PRINCIPAL OFFICERS OF THE COMPANY

The following table sets forth selected information about the principal officers of the Company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:

                                      COMPANY
                            HELD      EMPLOYEE     NUMBER OF SHARES       AGE AS OF
NAME AND POSITION           SINCE       SINCE     BENEFICIALLY OWNED   FEBRUARY 3, 1998
_________________           _____     ________    __________________   ________________

David L. Baker              1995        1995(1)        11,314(3)              52
President and CEO

William F. Farber, Sr.      1983         (2)          188,820                 60
Chairman of the Board

John P. Kameen              1996         (2)           20,302(4)              56
Secretary

J. Robert McDonnell         1983         (2)           33,551(5)              62
Vice President

Scott A. Seasock            1989        1989            3,128(6)              40
Senior Vice President and
Chief Financial Officer
("CFO")

Thomas E. Sheridan          1989        1985            6,260(7)              41
Senior Vice President and
Chief Operations Officer
("COO")

             (1) Prior to his appointment as President and CEO of the Company, Mr. Baker was employed by
                 Community Bank from 1993 to 1995 as a Senior Vice President.
             (2) Messrs. Farber, Kameen and McDonnell are not employees of the Company.
             (3) Includes 5,040 shares held individually; 4,800 shares held jointly with his spouse;  737 shares held under his IRA; and 737 shares held under his spouse's IRA.
             (4) Includes 17,280 shares held jointly with his spouse; and 3,022 shares held jointly with other individuals.
             (5) Includes 16,272 shares held individually; 16,272 shares held individually by his spouse; and
                 1,007 shares held individually by his son.
             (6) Includes 831 shares held jointly with his spouse; 1,531 shares held jointly with his spouse and sons; 101 shares held as custodian for his sons under the Uniform Gift to Minors Act; and
                 665 shares held under his IRA.
             (7) Includes 1,777 shares held jointly with his spouse; 4,080 shares held jointly with his father; 211 shares held under his IRA; and 192 shares held under his spouse's IRA.


PRINCIPAL OFFICERS OF COMMUNITY BANK

The following table sets forth selected information about the principal officers of Community Bank, each of whom is elected by the Board of Directors of Community
Bank and each of whom holds office at the discretion of Community Bank's Board of Directors:

                                        COMMUNITY
                                          BANK
                               HELD     EMPLOYEE    NUMBER OF SHARES       AGE AS OF
NAME AND POSITION              SINCE      SINCE    BENEFICIALLY OWNED  FEBRUARY 3, 1998
_________________              _____    _________  __________________  ________________

David L. Baker                 1995       1993         11,314(1)              52
President and CEO

Thomas M. Chesnick             1989       1952         28,200(2)              63
Vice President, Cashier and
Assistant Secretary

Scott A. Seasock               1993       1993          3,128(3)              40
Senior Vice President and
CFO

Thomas E. Sheridan             1989       1985          6,260(4)              41
Senior Vice President and
COO


(1) See footnote (3) under the above caption entitled "Principal Officers of the Company."
(2) Includes 17,820 shares held jointly with his spouse; and 10,380 shares held jointly with various relatives.
(3) See footnote (6) under the above caption entitled "Principal Officers of the Company."
(4) See footnote (7) under the above caption entitled "Principal Officers of the Company."

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


Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for any of those persons, the Company believes that during the period January 1, 1997, through December 31, 1997, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

Shown below is information concerning the annual compensation for services in all capacities to the Company and Community Bank for the fiscal years ended December 31, 1997, 1996 and 1995, to David L. Baker, President and CEO of the Company and Community Bank. No other officer's total annual salary and bonus exceeded $100.0 thousand during the fiscal years reported.

                            SUMMARY COMPENSATION TABLE





                                                                         LONG-TERM COMPENSATION

                                       ANNUAL COMPENSATION                  AWARDS          PAYOUTS

                                                      Other
Name and                                              Annual        Restricted                            All Other
Principal                                             Compensa-       Stock        Options    LTIP        Compensa-
Position          Year     Salary($)     Bonus($)     tion($)        Award(s)      /SARs    Payouts       tion($)
____________________________________________________________________________________________________________________
David L. Baker
President and
CEO (1)          1997       111,401       18,700       3,346(2)        -0-           -0-      -0-           -0-
                 1996       101,029       10,000       3,012(2)        -0-           -0-      -0-          27,958(3)
                 1995        84,666        6,000       1,632(2)        -0-           -0-      -0-           -0-

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








PENSION PLAN

Community Bank has a profit sharing plan ("Plan"), which covers all employees who have completed 1.0 thousand hours of service, attained 21 years of age and have been employed by Community Bank for at least one year. The entry date of an employee into the Plan is January 1 of the year following the satisfaction of the eligibility requirements. Normal retirement age is 65. The normal retirement benefit is the accumulated account balance of annual contributions, investment income and forfeitures. The annual contribution is determined by the Board of Directors each year. Contributions are allocated to each participant based on a pro-rata share of compensation covered under the Plan. Investment income is allocated to each participant based on a pro-rata share of the account balances accumulated at the beginning of the year. Forfeitures are allocated to each participant based on a pro-rata share of compensation covered under the Plan.
If a participant separates from service prior to retirement, the participant will be entitled to a portion of the profit sharing account based on years of service according to the following schedule:

                                  Years of Service              Vested Interest
                                  ________________              _______________
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

During 1997, $67,890 was allocated among the participants' accounts for the Plan.
The amount contributed by Community Bank in 1997 to the Plan for Mr. Baker, the President and CEO of the Company and Community Bank, was $3,346. Mr. Baker had eleven years of credited service under the Plan.

COMPENSATION OF DIRECTORS

During 1997, Mr. Baker, an officer of the Company and Community Bank, sat on the Company's and Community Bank's Board of Directors and various committees of Community Bank. Mr. Baker received no fees for his services on such committees or for his services on the Company's or Community Bank's Board of Directors.

All members of the Company's Board of Directors, including Mr. Farber, the Chairman of the Company, received a fee of $500 per month for 1997. Aggregate fees paid by the Company in 1997 totaled $48,000. Except for Mr. Farber, members of Community
Bank's Board of Directors received a fee of $1,000 per month in 1997. Mr. Farber, as Chairman of Community Bank, received a fee of $3,000 per month for January through November of 1997. Effective December 1, 1997, Mr. Farber's fee was increased to $3,500 per month. In addition, all members of Community Bank's Board of Directors, including Mr. Farber, received a year-end bonus of $1,500. Aggregate directors' fees paid by Community Bank in 1997 were $201,500.

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

CEO COMPENSATION

The Board of Directors has determined that the President and CEO's 1997 compensation of $130,101 was appropriate in light of the Company's 1997 performance accomplishments. There is no direct correlation, however, between the President and CEO's compensation and the Company's performance, nor is there any weight given by the Committee to any specific individual criteria. Such 1997 compensation was based on the Committee's subjective determination after review of all information that it deemed relevant.

EXECUTIVE OFFICERS

Compensation for the Company's and Community Bank's executive officers is determined by the Committee based on its subjective analysis of the individual's contribution to the Company's strategic goals and objectives. In determining whether strategic goals have been achieved, the Board of Directors considers the Company's performance as measured by, among numerous other factors, the following:
(i) earnings; (ii) revenues; (iii) return on assets; (iv) return on equity; (v) market share; (vi) total assets; and (vii) nonperforming loans. Although the performance and increases in compensation are measured in light of these factors, there is no direct correlation between any specific criterion and the employees compensation, nor is there any specific weight provided to any such criteria in the
Committee's analysis. The determination by the Committee is subjective after review of all information, including the above, it deems relevant.

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

                Submitted by the Executive Compensation Committee

                              William F. Farber, Sr.
                                  Judd B. Fitze
                                  John P. Kameen
                               J. Robert McDonnell
                               Joseph P. Moore, Jr.
































STOCK PERFORMANCE GRAPH AND TABLE

Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price change and assuming reinvestment of dividends, with the cumulative total return of the NASDAQ Stock Market (US Companies) Index and the Mid-Atlantic Bank Stocks Index (Delaware, Maryland, New Jersey, New York, Pennsylvania and Washington D.C. Companies) during the five-year period ended December 31, 1997. The stockholder return shown on the graph and table below is not necessarily indicative of future performance. As previously mentioned, the Company's common stock began trading on NASDAQ under the symbol "CCBP" on June 17, 1996.























                                                           1992     1993     1994     1995     1996     1997
                                                          _____    _____    _____    _____    _____    _____
---------  Comm Bancorp, Inc............................. 100.0    128.9    174.7    186.3    353.8    489.8

           Total Returns Index for
           NASDAQ Stock Market
           (US Companies)................................ 100.0    114.8    112.2    158.7    195.2    239.5

           Total Returns Index for
           Mid-Atlantic Bank Stocks...................... 100.0    116.3    113.0    180.9    259.7    369.0

NOTES:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indices are reweighed daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is      used.
D. The index level for all series was set to $100.0 on 12/31/92.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL OWNERS

The following table sets forth information, as of February 3, 1998, related to each person of record who owns or who is known by the Board of Directors to be the beneficial owner of more than 5.0 percent of the outstanding common stock. Included are the name, address, number of shares beneficially owned by such person and the percentage of the outstanding common stock so owned.

                                                                 PERCENT OF OUTSTANDING
                                      SHARES BENEFICIALLY             COMMON STOCK
NAME AND ADDRESS                            OWNED(1)               BENEFICIALLY OWNED
________________                      ___________________        ______________________
Joseph P. Moore, Jr.                       219,772(2)                     9.97%
400 Williamson Road
Gladwyne, PA  19035

William F. Farber, Sr.                     188,820                        8.57%
Crystal Lake Road
R.R. 1, Box 1281
Carbondale, PA  18407

Estate of Robert T. Seamans, Deceased      126,974                        5.76%
P.O. Box 462
Factoryville, PA  18419

Gerald B. Franceski                        123,470(3)                     5.60%
Lewis Lake, P.O. Box 88
Union Dale, PA  18470


(1) The shares "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the General Rules and Regulations of the
    SEC.  Included may be shares owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as shares to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days after February 3, 1998.  Beneficial ownership may be disclaimed as to certain of the shares.
(2) Includes 30,518 shares held individually; 6,358 shares held in the Moore Motors, Inc. Profit
    Sharing Plan, an automobile dealership of which he was President; and 182,896 shares held by
    Moore & Company, which are held in trust for his various relatives.
(3) Includes 77,650 shares held jointly with his spouse; 26,680 shares held jointly in various combinations with relatives; and 19,140 shares held individually by his spouse.

BENEFICIAL OWNERSHIP BY EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth as of February 3, 1998, the amount and percentage of the common stock beneficially owned by each director and all officers and directors of the Company as a group:

 NAME OF INDIVIDUAL                      AMOUNT AND NATURE OF                 PERCENT
OR IDENTITY OF GROUP                 BENEFICIAL OWNERSHIP(1)(2)(3)          OF CLASS(4)
____________________                 _____________________________          ___________

David L. Baker                                 11,314(5)                       ----
William F. Farber, Sr.                        188,820                          8.57%
Judd B. Fitze                                  11,786(6)                       ----
John P. Kameen                                 20,302(7)                       ----
Erwin T. Kost                                   8,917(8)                       ----
William B. Lopatofsky                          25,410(9)                       1.15%
J. Robert McDonnell                            33,551(10)                      1.52%
Joseph P. Moore, Jr.                          219,772(11)                      9.97%
Theodore W. Porosky                             3,586(9)                       ----
Scott A. Seasock                                3,128(12)                      ----
Thomas E. Sheridan                              6,260(13)                      ----
Eric Stephens                                   7,000(14)                      ----

All Executive Officers and Directors
 of the Company as a Group
 (10 Directors, 6 Officers,
 12 Persons in Total)                         539,846                         24.49%

(1) Does not include any common stock held in fiduciary accounts under the control of the Trust
    Department of Community Bank.
(2) See footnote (1) under the above caption entitled "Principal Owners."
(3) Information furnished by the Executive Officers, Directors and the Company.
(4) Less than 1.0 percent unless otherwise indicated.
(5) See footnote (3) under the above caption entitled "Principal Officers of the Company."
(6) Includes 9,067 shares held jointly with his spouse; and 2,719 shares held under his IRA.
(7) See footnote (4) under the above caption entitled "Principal Officers of the Company."
(8) Includes 4,464 shares held individually; and 4,453 shares held jointly with his spouse.
(9) Held jointly with his spouse.
(10)See footnote (5) under the above caption entitled "Principal Officers of the Company."
(11)See footnote (2) under the above caption entitled "Principal Owners."
(12)See footnote (6) under the above caption entitled "Principal Officers of the Company."
(13)See footnote (7) under the above caption entitled "Principal Officers of the Company."
(14)Includes 5,380 shares held individually; 900 shares held individually by his spouse; and 720 shares held individually by his children.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described in the paragraph below, there have been no material transactions between the Company and Community Bank, nor any material transactions proposed, with any director or executive officer of the Company and/or Community Bank or any associate of the foregoing persons. The Company and Community Bank have had financial transactions in the ordinary course of business with directors and officers of the Company and Community Bank. The Company and Community Bank intend to continue to have banking and financial transactions in the ordinary course of business with directors and officers of the Company and Community Bank and their associates on substantially the same terms, including interest rates and collateral, as those prevailing from time to time for comparable transactions with other persons. Total loans outstanding from Community Bank as of December 31, 1997, to the Company's and Community Bank's executive officers and directors as a group, members of their immediate families and companies in which they had an ownership interest of 10.0 percent or more was $3,618,087, or approximately 10.0 percent of the total equity capital of the Company. Loans to such persons were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Community Bank leased its Carbondale branch from William F. Farber, Sr., the Chairman of the Boards of Directors of the Company and Community Bank. The lease, which commenced in October 1988, was scheduled to expire in 1998 and contained an
option that allowed Community Bank to purchase the property at fair market value or renew the lease for two additional terms of five years each. At the end of the first quarter of 1997, Community Bank purchased such property for the sum of $600.0 thousand. Community Bank received a certified appraisal prior to this transaction from a qualified commercial realtor stating that the fair market value of such property exceeded $600.0 thousand. Community Bank paid Mr. Farber lease payments of $6,020 per month totaling $18,060 for the first three months of 1997.






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

(b)  Reports on Form 8-K

The Company filed no current reports on Form 8-K during the quarter ended December 31, 1997.

(c)  Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K                    Description of Exhibit
__________________________                    ______________________
            2                                  None.
            3                          Articles of Incorporation, amended
                                              as of September 18, 1997.
            4                                  None.
            9                                  None.
           10                                  None.
           11                                  None.
           12                                  None.
           13                          Portions of the Annual Report to
                                       Stockholders for Fiscal Year Ended
                                       December 31, 1997.
           16                                  None.
           18                                  None.
           21                          List of Subsidiaries of the Company.
           22                                  None.
           23                                  None.
           24                                  None.
           27                                  None.
           28                                  None.
           99                                  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.
(REGISTRANT)

BY:/s/ David L. Baker                                March 10, 1998
   __________________
   David L. Baker, President and
   Chief Executive Officer
   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                    Date

/s/ David L. Baker                                   March 10, 1998
________________________________
David L. Baker, President and
Chief Executive Officer/Director
(Principal Executive Officer)

/s/ John B. Errico                                   March 10, 1998
________________________________
John B. Errico, Comptroller

/s/ William F. Farber, Sr.                           March 10, 1998
________________________________
William F. Farber, Sr.,
Chairman of the Board/Director

/s/ Judd B. Fitze                                    March 10, 1998
________________________________
Judd B. Fitze, Director

/s/ Stephanie A. Ganz                                March 10, 1998
________________________________
Stephanie A. Ganz, VP of Finance
(Principal Accounting Officer)

/s/ John P. Kameen                                   March 10, 1998
_________________________________
John P. Kameen, Secretary/Director


/s/ Erwin T. Kost                                    March 10, 1998
_________________________________
Erwin T. Kost, Director

/s/ William B. Lopatofsky                            March 10, 1998
_________________________________
William B. Lopatofsky, Director

/s/ J. Robert McDonnell                              March 10, 1998
_________________________________
J. Robert McDonnell,
Vice President/Director

/s/ Joseph P. Moore, Jr.                             March 10, 1998
_________________________________
Joseph P. Moore, Jr., Director

/s/ Theodore W. Porosky                              March 10, 1998
_________________________________
Theodore W. Porosky, Director

/s/ Scott A. Seasock                                 March 10, 1998
__________________________________
Scott A. Seasock, Chief Financial
Officer (Principal Financial Officer)

/s/ Eric Stephens                                    March 10, 1998
__________________________________
Eric Stephens, Director






















                                  EXHIBIT INDEX

ITEM NUMBER                       DESCRIPTION                              PAGE
___________                       ___________                              ____

     3              Articles of Incorporation, amended
                    as of September 18, 1997                                43

    13              Portions of the Annual Report to
                    Stockholders for Fiscal Year Ended
                    December 31, 1997                                       49

    21              List of Subsidiaries of the Company                    230