Form 10-Q
period 1998-03-31
COMM BANCORP INC
filed 1998-05-13
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998
                               --------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -----------------------------------

Commission file number          0-17455
                              -------------

                            COMM BANCORP, INC.
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                                 23-2242292
---------------------------------                  -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification Number)

521 MAIN STREET, FOREST CITY,  PA                            18421
-----------------------------------------          -----------------------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code           (717) 785-3181
                                                  ------------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,205,112 at April 28, 1998.




                              Page 1 of 39

                           COMM BANCORP, INC.
                                FORM 10-Q

                             MARCH 31, 1998

                                  INDEX



CONTENTS                                                         PAGE NO.

PART I.  FINANCIAL INFORMATION:

  ITEM 1:

     Consolidated Statements of Income and Comprehensive Income -
      For the Three Months Ended March 31, 1998 and 1997...........   3

     Consolidated Balance Sheets - March 31, 1998, and December 31,
      1997.........................................................   4

     Consolidated Statement of Changes in Stockholders' Equity
      For the Three Months Ended March 31, 1998....................   5

     Consolidated Statements of Cash Flows For the Three Months
      Ended March 31, 1998 and 1997................................   6

     Notes to Consolidated Financial Statements....................   7


  ITEM 2:

     Management's Discussion and Analysis of Financial Condition
      and Results of Operations....................................   9


PART II. OTHER INFORMATION:

  ITEMS 1-6:

     Other Information.............................................  38

     Signature Page................................................  39

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                        1998         1997
------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable............................................................................    $5,094       $4,795
  Tax-exempt.........................................................................        98          109
Interest and dividends on investment securities available-for-sale:
  Taxable............................................................................       838          807
  Tax-exempt.........................................................................       517          525
  Dividends..........................................................................        29           31
Interest on federal funds sold.......................................................        82           35
                                                                                         ------       ------
    Total interest income............................................................     6,658        6,302
                                                                                         ------       ------

INTEREST EXPENSE:
Interest on deposits.................................................................     3,422        3,433
Interest on short-term borrowings....................................................         7            1
Interest on long-term debt...........................................................         1            1
                                                                                         ------       ------
    Total interest expense...........................................................     3,430        3,435
                                                                                         ------       ------
    Net interest income..............................................................     3,228        2,867
Provision for loan losses............................................................       105           75
                                                                                         ------       ------
    Net interest income after provision for loan losses..............................     3,123        2,792
                                                                                         ------       ------

NONINTEREST INCOME:
Service charges, fees and commissions................................................       353          413
                                                                                         ------       ------
    Total noninterest income.........................................................       353          413
                                                                                         ------       ------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...............................................     1,094          987
Net occupancy and equipment expense..................................................       352          300
Other expenses.......................................................................       684          596
                                                                                         ------       ------
    Total noninterest expense........................................................     2,130        1,883
                                                                                         ------       ------
Income before income taxes...........................................................     1,346        1,322
Provision for income tax expense.....................................................       276          264
                                                                                         ------       ------
    Net income.......................................................................     1,070        1,058
                                                                                         ------       ------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale................       315         (718)
Income tax expense (benefit) related to other comprehensive income...................       107         (244)
                                                                                         ------       ------
    Other comprehensive income (loss), net of income tax.............................       208         (474)
                                                                                         ------       ------
    Comprehensive income.............................................................    $1,278       $  584
                                                                                         ======       ======

PER SHARE DATA:
Net income...........................................................................    $ 0.49       $ 0.48
Cash dividends declared..............................................................    $ 0.07       $ 0.06
Average common shares................................................................ 2,204,169    2,200,080



See notes to consolidated financial statements.
COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      MARCH 31,  DECEMBER 31,
                                                                                        1998         1997
ASSETS:
                                                                                      ---------  ------------
Cash and due from banks............................................................... $  7,016      $  9,040
Federal funds sold....................................................................   16,800         8,225
Investment securities available-for-sale..............................................   95,273       105,666
Loans, net of unearned income.........................................................  241,866       250,227
  Less: allowance for loan losses.....................................................    3,885         3,798
                                                                                       --------      --------
Net loans.............................................................................  237,981       246,429
Premises and equipment, net...........................................................    4,892         3,772
Accrued interest receivable...........................................................    2,238         2,575
Other assets..........................................................................    6,163         6,104
                                                                                       --------      --------
    Total assets...................................................................... $370,363      $381,811
                                                                                       ========      ========

LIABILITIES:
Deposits:
  Noninterest-bearing................................................................. $ 29,259      $ 30,703
  Interest-bearing....................................................................  299,790       301,678
                                                                                       --------      --------
    Total deposits....................................................................  329,049       332,381
Short-term borrowings.................................................................                  9,575
Long-term debt........................................................................       43            44
Accrued interest payable..............................................................    1,805         1,714
Other liabilities.....................................................................    2,179         1,995
                                                                                       --------      --------
    Total liabilities.................................................................  333,076       345,709
                                                                                       --------      --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 March 31, 1998, 2,204,169 shares; December 31, 1997, 2,202,405 shares................      727           727
Capital surplus.......................................................................    6,446         6,385
Retained earnings.....................................................................   28,306        27,390
Net unrealized gain on available-for-sale securities..................................    1,808         1,600
                                                                                       --------      --------
   Total stockholders' equity.........................................................   37,287        36,102
                                                                                       --------      --------
    Total liabilities and stockholders' equity........................................ $370,363      $381,811
                                                                                       ========      ========






















See notes to consolidated financial statements.
COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          NET          TOTAL
                                                 COMMON   CAPITAL   RETAINED  UNREALIZED GAIN  STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS    ON SECURITIES         EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997........................ $727    $6,385    $27,390           $1,600        $36,102
Net income........................................                     1,070                           1,070
Dividends declared: $0.07 per share...............                      (154)                           (154)
Dividend reinvestment plan: 1,764 shares issued...             61                                         61
Net change in unrealized gain on securities.......                                        208            208
                                                   ----    ------    -------           ------        -------
BALANCE, MARCH 31, 1998........................... $727    $6,446    $28,306           $1,808        $37,287
                                                   ====    ======    =======           ======        =======














































See notes to consolidated financial statements.
COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                           1998      1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................ $ 1,070   $ 1,058
Adjustments:
  Provision for loan losses...............................................................     105        75
  Depreciation, amortization and accretion................................................     295       200
  Amortization of loan fees...............................................................     (54)      (50)
  Deferred income tax expense (benefit)...................................................     (30)       50
  Gains on sale of other real estate......................................................               (58)
  Changes in:
    Accrued interest receivable...........................................................     337       289
    Other assets..........................................................................    (195)     (295)
    Accrued interest payable..............................................................      91       215
    Other liabilities.....................................................................     294       (48)
                                                                                           -------   -------
      Net cash provided by operating activities...........................................   1,913     1,436
                                                                                           -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of available-for-sale securities.................................  13,358     8,471
Purchases of available-for-sale securities................................................  (2,676)   (6,261)
Proceeds from sale of other real estate...................................................               352
Net decreases (increases) in lending activities...........................................   8,334    (2,742)
Purchases of premises and equipment.......................................................  (1,267)     (657)
                                                                                           -------   -------
      Net cash provided by (used in) investing activities.................................  17,749      (837)
                                                                                           -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts.............................  (4,954)   (1,090)
  Time deposits...........................................................................   1,622    (1,562)
  Short-term borrowings...................................................................  (9,575)
Payments on long-term debt................................................................      (1)       (1)
Proceeds from the issuance of common shares...............................................      61
Cash dividends paid.......................................................................    (264)     (242)
                                                                                           -------   -------
      Net cash used in financing activities............................................... (13,111)   (2,895)
                                                                                           -------   -------
      Net increase (decrease) in cash and cash equivalents................................   6,551    (2,296)
      Cash and cash equivalents at beginning of year......................................  17,265    11,032
                                                                                           -------   -------
      Cash and cash equivalents at end of period.......................................... $23,816   $ 8,736
                                                                                           =======   =======

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for interest.................................................. $ 3,339   $ 3,220
Noncash items:
  Transfers of loans to other real estate.................................................      63        70
  Change in net unrealized losses (gains) on available-for-sale securities................ $  (208)  $   474














See notes to consolidated financial statements.
COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiary, Community Bank and Trust Company (collectively, the "Company") have been prepared in conformity with generally accepted accounting principles ("GAAP"). In the opinion of management, all normal recurring adjustments necessary for fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in the consolidation. Prior-period amounts are reclassified when necessary to conform with the current year's presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimated. For additional information and disclosures required under GAAP, reference is made to the Company's Annual Report on Form 10-K.

2.  EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," on December 31, 1997. Under SFAS No. 128, two earnings per share ("EPS") calculations are required, basic EPS, which is computed by dividing net income by weighted-average common shares outstanding, and dilutive EPS, which is based on the weighted-average common shares outstanding plus all dilutive potential common shares outstanding. The Company had no dilutive potential common shares outstanding during the quarters ended March 31, 1998 and 1997, therefore the per share data presented in the accompanying consolidated financial statements relates to basic per share amounts.

Simultaneously with its adoption of SFAS No. 128, the Company also adopted SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement did not establish any new standards but rather codifies certain previously-required disclosures regarding the pertinent rights and privileges of the various components of an entity's capital structure. Since this Statement contained no change in disclosure requirements, the Company's adoption had no effect on financial statement presentation.

3.  COMPREHENSIVE INCOME:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. This Statement established standards for reporting and display of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

and other events and circumstances from nonowner sources. All items required to be recognized as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company elected to disclose the components of comprehensive income for the quarters ended March 31, 1998 and 1997 in its Consolidated Statements of Income and Comprehensive Income.

4.  SEGMENT DISCLOSURE:

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," on January 1, 1998. This Statement established standards for the way public companies report information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, therefore adoption of this Statement had no impact on the accompanying consolidated financial statements.

5.  EMPLOYEE BENEFITS PLANS:

The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," on January 1, 1998. This Statement:
(i) revises employers' disclosures about pension and other postretirement benefit plans; (ii) standardizes the disclosure requirements for benefits of such plans; (iii) requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis; and (iv) eliminates certain disclosures that are no longer useful. Most of the changes in the disclosure provisions of this Statement address defined benefit plans. The Company's adoption of SFAS No. 132 had no effect on disclosure requirements nor did it have any effect on operating results or financial position.

















COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FORWARD-LOOKING DISCUSSION:

Certain statements in this Form 10-Q are forward-looking statements that involve numerous risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:

Local, domestic and international economic and political conditions, and government monetary and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond the control of Comm Bancorp, Inc. and its subsidiary, Community Bank and Trust Company (collectively, the "Company") may also adversely affect its future results of operations. Management, consisting of the Board of Directors and executive officers, expects that no particular factor will affect the Company's results of operations. Downward trends in areas such as real estate, construction and consumer spending, may adversely impact the Company's ability to maintain or increase profitability. Therefore, the Company cannot assure that it will continue its current rates of income and growth.

The Company's earnings depend largely upon net interest income. The relationship between the Company's cost of funds, deposits and borrowings, and the yield on its interest-earning assets, loans and investments all influence net interest income levels. This relationship, defined as the net interest spread, fluctuates and is affected by regulatory, economic and competitive factors that influence: (i) interest rates; (ii) the volume, rate and mix of interest-earning assets and interest-bearing liabilities; and (iii) the level of nonperforming assets. As part of its interest rate risk ("IRR") management strategy, management monitors the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities to control its exposure to interest rate changes.

In originating loans, some credit losses are likely to occur. This risk of loss varies with, among other things: (i) general economic conditions;
(ii) loan type; (iii) creditworthiness and debt servicing capacity of the borrower over the term of the loan; and (iv) in the case of a collateralized loan, the value and marketability of the collateral securing the loan. Management maintains an allowance for loan losses based on, among other things: (i) historical loan loss experience; (ii) known inherent risks in the loan portfolio; (iii) adverse situations that may affect a borrower's ability to repay; (iv) the estimated value of any underlying collateral; and (v) an evaluation of current economic conditions.

Management currently believes that the allowance for loan losses is adequate, but there can be no assurance that nonperforming loans will not increase in the future.

To a certain extent, the Company's success depends upon the general economic conditions in the geographic market that it serves. Although the Company expects economic conditions in its market area to remain favorable, assurance cannot be given that such conditions will continue. Adverse changes to economic conditions in the Company's geographic market area would likely impair its loan collections and may have a materially adverse effect on the consolidated results of operations and financial position.

The banking industry is highly competitive, with rapid changes in product delivery systems and in consolidation of service providers. The Company competes with many larger institutions in terms of asset size. These competitors also have substantially greater technical, marketing and financial resources. The larger size of these companies affords them the opportunity to offer products and services not offered by the Company. The Company is constantly striving to meet the convenience and needs of its customers and to enlarge its customer base. The Company cannot assure that these efforts will be successful in maintaining and expanding its customer base.

OVERVIEW:

The national economy began 1998 in the same fashion that it ended 1997, maintaining its strength. For the first quarter of 1998, the nation's gross domestic product ("GDP"), the value of goods and services produced in the United States, grew at a 4.2 percent annual rate, surpassing the 3.7 percent level experienced for the fourth quarter of 1997. While the economy surged, the GDP price deflator, a measure of price increases rose at a 0.9 percent annual rate for the quarter ended March 31, 1998, the smallest increase in 34 years. Another indicator of the continued strong economy was the increase in the nation's consumer spending. Consumer spending, which accounts for two-thirds of the nation's economic output, rose at a 5.7 percent annual pace in the first quarter, the fastest pace since the 6.4 percent rate experienced in the first quarter of 1992. This torrid pace of economic expansion is not expected to continue given the tight labor conditions, however the Federal Open Market Committee ("FOMC") is poised to raise the overnight funds rate should the expansion fail to subside.

For its third consecutive year the Company bettered its highest first quarter earnings from normal operations. Net income for the first quarter of 1998 amounted to $1,070 or $0.49 per share compared to $1,058 or $0.48 per share for the same period of 1997. The Company's return on average assets for the first three months of 1998 equaled 1.18 percent compared to
1.22 percent for the same period of 1997. Additionally, the Company's return on average equity for the three months ended March 31, 1998, was
11.83 percent as compared to 13.67 percent experienced one year earlier. The primary reason for the increased earnings was an improvement in net interest income partially offset by increases in noninterest expense resulting from the opening of the Eynon and Factoryville branch offices in the fourth quarter of 1997. For the first quarter of 1998, the Company's comprehensive net income equaled $1,278 compared to $584 for the same period of 1997. The Company recorded $208 in comprehensive income, net of $107 in income taxes, related to unrealized gains on investment securities for the first quarter of 1998. For the same period of 1997, the Company recorded a $474 loss, net of a $244 tax benefit, related to unrealized losses on investment securities.

The Company also initiated several other significant nonfinancial undertakings during the first quarter of 1998. The Company purchased land in Clarks Summit, Pennsylvania, for the construction of an administrative center and community branch office. This new facility will centrally locate several of the Company's divisions, thus improving operating efficiency and effectiveness. Groundbreaking for this project is scheduled for June of 1998 with completion expected in the first quarter of 1999.

The Company also introduced new investment-related products in its Trust and Financial Services Division as competition in financial markets continues to intensify. The Company now offers mutual fund programs on a "no-load" basis to its customers. Additionally, the Company now offers fixed-rate annuity products that earn interest on a tax-deferred basis to supplement existing investment/retirement portfolios.

The Company is currently developing a program for the selling and underwriting of certain loan products. During the first quarter of 1998, the Company hired an experienced secondary market mortgage manager to oversee loan sales. In order to qualify to sell loans, the Company must complete applications to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Once these applications are completed, the Company will be eligible to sell one-to-four family residential mortgage loans. Upon approval to sell these products, the Company will change some of its loan procedures, such as underwriting, payment remittance and appraisals. By selling one-to-four family mortgage loans, customers will benefit from better interest rates. Many financial institutions relinquish servicing of mortgages upon their sales, however the Company has chosen to maintain servicing the loans internally for the convenience of its customers. The Company expects this program to be fully operational during the second quarter of 1998.

REVIEW OF FINANCIAL POSITION:

At March 31, 1998, the Company's total assets amounted to $370.4 million, an $11.4 million decline compared to the $381.8 million recorded at December 31, 1997. The primary reasons for this decline were reductions in investment and loan volumes partially offset by an increase in federal
funds sold volumes.   Investments at March 31, 1998, equaled $95.3 million,
a $10.4 million decline compared to the $105.7 million at December 31,, 1997. Loans, net of unearned income, were $241.9 million at March 31, 1998, compared to $250.2 million at December 31, 1997, an $8.3 million decline. At March 31, 1998, federal funds totaled $16.8 million, marking an $8.6 million increase over the $8.2 million at December 31, 1997. For the first quarter of 1998, asset quality improved as evidenced by a reduction in the ratio of nonperforming assets to loans, net of unearned income, from
2.41 percent at year-end 1997 to 1.69 percent at March 31, 1998. The Company continues to exhibit a strong capital position as its Leverage ratio increased to 8.7 percent at March 31, 1998, as compared to 8.5 percent for the same period last year. Stockholders' equity grew $1.2 million during the first quarter as net income of $1,070 and a $208 change in the net unrealized gain on available for sale securities was partially offset by cash dividends distributed to stockholders of $93.

INVESTMENT PORTFOLIO:

During the first quarter of 1998, management continued to de-emphasize the role of the investment portfolio in the Company's earning assets mix. As a percentage of earning assets, the investment portfolio amounted to 26.9 percent at March 31, 1998, compared to 29.3 percent at March 31, 1997. The Company's largest portion of the investment portfolio consists of state and municipal obligations and mortgage-backed securities. At March 31, 1998, state and municipal obligations totaled $40.9 million or 42.9 percent of total investments while mortgage-backed securities totaled $23.7 million or
24.9 percent of total investments. Funds from maturing U.S. Treasury and U.S. Government agency securities were reinvested into overnight federal funds, as opposed to being reinvested in investment securities, as the Company strengthened its liquidity position in preparation for the impending prime lending season. Funds not invested in overnight federal funds were directed into medium-term, tax-equivalent state and municipal obligations to improve the Company's effective tax rate.

At March 31, 1998, the Company reported a net unrealized gain on available for sale securities of $1,808, net of income taxes of $931. Despite the economy growing at an annualized rate of 4.2 percent during the first quarter of 1998, the FOMC held short-term rates at 5.50 percent. This rate has been unchanged since the FOMC approved a 25 basis points increase on March 25, 1997. Correspondingly, short-term and long-term interest rates remained relatively unchanged compared to year-end 1997. The stable interest rate environment coupled with a reduction in the portfolio's effective duration led to a $208 positive change in the net unrealized gain during the first three months of 1998.

If the economy continues growing at this strong pace, it is expected that the FOMC will invoke monetary policy and will raise rates to mitigate inflationary effects. The Company's Investment Committee continually monitors interest rate changes and their effects on the value of the investment portfolio. Additionally, the committee has formulated strategies to implement should rates rise thus resulting in deterioration in the portfolio's market value. These strategies include, but are not limited to, selling or transferring certain bonds that exhibit a higher degree of IRR.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at March 31, 1998, and December 31, 1997, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                                         MARCH 31,          DECEMBER 31,
                                                           1998                 1997
                                                       AMOUNT    %         AMOUNT    %
-----------------------------------------------------------------------------------------
U.S. Treasury securities............................. $19,068  20.01%    $ 28,583  27.05%
U.S. Government agencies.............................   8,112   8.52       10,388   9.83
State and municipals.................................  40,898  42.93       39,887  37.75
Mortgage-backed securities...........................  23,687  24.86       23,746  22.47
Equity securities....................................   3,508   3.68        3,062   2.90
                                                      ------- ------     -------- ------
  Total.............................................. $95,273 100.00%    $105,666 100.00%
                                                      ======= ======     ======== ======

At March 31, 1998, the Company's tax-equivalent yield on its investment portfolio rose to 6.7 percent compared to 6.5 percent for the same period one year ago. For the first quarter of 1998, the Company received $13.4 million in securities repayments. The Company purchased $1.6 million in short-term, mortgage-backed securities and $1.1 million in intermediate-term state and municipal obligations with a portion of these proceeds. The remaining $10.7 million in repayments were used to purchase overnight federal funds and to satisfy loan demand. For the near term, management will continue to invest the majority of excess funds not utilized in lending in overnight federal funds as well as short-term U.S. Treasury securities and U.S. Government agency mortgage-backed products.

The maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available-for-sale portfolio at March 31, 1998, is summarized in the table that follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, collateralized mortgage obligations ("CMOs") and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.




MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                               ------------------------------------------------------------------------------
MARCH 31, 1998                 AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
-------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities..... $14,994   5.84% $ 4,031   5.87%                                  $19,025  5.85%
U.S. Government agencies.....   7,500   4.65      648   3.94                                     8,148  4.59
State and municipals.........     795   6.05    7,159   7.50   $6,373   8.84% $25,160   8.23%   39,487  8.15
Mortgage-backed securities...   9,112   6.49   14,004   6.37      575   6.50                    23,691  6.42
Equity securities............                                                   2,183   5.41     2,183  5.41
                              -------         -------          ------         -------          -------
  Total...................... $32,401   5.75% $25,842   6.55%  $6,948   8.65% $27,343   8.01%  $92,534  6.86%
                              =======         =======          ======         =======          =======

Fair value:
U.S. Treasury securities..... $15,024         $ 4,044                                          $19,068
U.S. Government agencies.....   7,480             632                                            8,112
State and municipals.........     795           7,207          $6,729         $26,167           40,898
Mortgage-backed securities...   9,113          13,997             577                           23,687
Equity securities............                                                   3,508            3,508
                              -------         -------          ------         -------          -------
  Total...................... $32,412         $25,880          $7,306         $29,675          $95,273
                              =======         =======          ======         =======          =======

LOAN PORTFOLIO:

As the economy remained strong during the first quarter of 1998, so did the demand for housing. Interest rates on 30-year mortgages stabilized at 7.0 percent throughout the first quarter. Additionally, the empowered economy continued to create an abundance of jobs, vaulting consumer confidence to its highest level in 30 years thus inspiring people to purchase homes. Housing starts for March of 1998 occurred at a seasonally-adjusted annual rate of 1.6 million, an 8.2 percent increase over the previous year. Overall, housing starts increased 9.9 percent for the first three months of 1998 as compared to the same period one year ago. The increase in housing starts is attributed to the effects of El Nino on the nation's climate as the United States experienced the warmest winter on record. This resulted in builders getting a much earlier start than normal on new construction. Sales of existing homes also continued to thrive. For the first quarter of 1998, sales of existing, single-family homes rose to a 30-year high. Based on the first quarter results, sales for the year would equal 4.35 million, a 3.1 percent increase over the 4.22 million record experienced in 1997.









The composition of the Company's loan portfolio at March 31, 1998, and December 31, 1997, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                  MARCH 31,              DECEMBER 31,
                                                    1998                     1997
                                               AMOUNT       %         AMOUNT       %
---------------------------------------------------------------------------------------
Commercial, financial and others............ $ 30,032     12.42%    $ 38,996     15.58%
Real estate:
  Construction..............................    2,040      0.84        2,096      0.84
  Mortgage..................................  180,947     74.81      180,123     71.98
Consumer, net...............................   28,847     11.93       29,012     11.60
                                             --------    ------     --------    ------
  Loans, net of unearned income.............  241,866    100.00%     250,227    100.00%
Less: allowance for loan losses.............    3,885    ======        3,798    ======
                                             --------               --------
    Net loans............................... $237,981               $246,429
                                             ========               ========

The Company experienced a decline in loan volumes of $8.4 million during the first quarter of 1998. The primary source of this decrease was a
decline in commercial loan volumes.   Commercial loans decreased $9.0
million as the Company had aggregate short-term loans of $7.0 million to certain large Pennsylvania-based banks mature during the quarter. Loans secured by residential properties represented 65.4 percent of total loans, net of unearned income, at March 31, 1998. For the first quarter of 1998, the Company's loan volumes averaged $245.7 million as compared to $236.5 million for the same period of 1997. The tax-equivalent yield on the loan portfolio increased from 8.5 percent for the first three months of 1997 to
8.7 percent for the comparable period of 1998. Management expects no significant fluctuations in loan yields for the remainder of 1998 if market rates do not exhibit any further decline and if competition does not intensify. The Company expects to facilitate loan demand with increases in core deposits and repayments on loans and investments.

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 30.6 percent of the lending portfolio is expected to reprice within the next twelve months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in attempting to reduce IRR in the loan portfolio.








The maturity and repricing information of the loan portfolio by major classification at March 31, 1998, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
MARCH 31, 1998                       ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $14,030        $ 9,577       $  6,425    $ 30,032
Real estate:
  Construction.......................   2,040                                     2,040
  Mortgage...........................  16,739         55,683        108,525     180,947
Consumer, net........................  10,492         14,263          4,092      28,847
                                      -------        -------       --------    --------
    Total............................ $43,301        $79,523       $119,042    $241,866
                                      =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $28,626        $67,576       $100,174    $196,376
Floating or adjustable interest rates  45,490                                    45,490
                                      -------        -------       --------    --------
    Total............................ $74,116        $67,576       $100,174    $241,866
                                      =======        =======       ========    ========

ASSET QUALITY:

The Company's nonperforming asset levels improved from $6,035 or 2.41 percent of loans, net of unearned income, at December 31, 1997, to $4,085 or 1.69 percent of loans, net of unearned income, at March 31, 1998. Declines in accruing loans past due 90 days or more and nonaccrual loans provided the major influences for the improvements.

Accruing loans past due 90 days or more improved from $3,169 at December 31, 1997, to $2,005 at March 31, 1998, due, in part, to increased collection efforts. The Company also experienced improvements in nonaccrual loan levels from $2,272 at December 31, 1997, to $1,427 at March 31, 1998. The $845 positive change is almost entirely related to one commercial loan that was returned to accrual status based on the customer's efforts to bring the loan current with respect to principal and interest
and to comply with the contracted loan terms.   Management expects further
improvement in nonperforming loan levels for 1998 as the Company employs more stringent collection efforts. The possibility exists, however, that these levels may deteriorate should economic conditions in the Company's market area fail to improve thus limiting the borrowers' ability to make timely loan payments.







Information concerning nonperforming assets at March 31, 1998, and December 31, 1997, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                             MARCH 31,    DECEMBER 31,
                                                               1998           1997
--------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others............................... $  200          $  197
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,215           2,063
Consumer, net..................................................     12              12
                                                                ------          ------
    Total nonaccrual loans.....................................  1,427           2,272
                                                                ------          ------
Restructured loans.............................................    185             189
                                                                ------          ------
    Total impaired loans.......................................  1,612           2,461
                                                                ------          ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others...............................    257             321
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,479           2,536
Consumer, net..................................................    269             312
                                                                ------          ------
    Total accruing loans past due 90 days or more..............  2,005           3,169
                                                                ------          ------
    Total nonperforming loans..................................  3,617           5,630
                                                                ------          ------
Foreclosed assets..............................................    468             405
                                                                ------          ------
    Total nonperforming assets................................. $4,085          $6,035
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   0.67%           0.98%
Nonperforming loans as a percentage of loans, net..............   1.50            2.25
Nonperforming assets as a percentage of loans, net.............   1.69%           2.41%

Information relating to the Company's recorded investment in impaired loans at March 31, 1998, and December 31, 1997, is summarized as follows:

                                                             MARCH 31,     DECEMBER 31,
                                                               1998            1997
---------------------------------------------------------------------------------------
Impaired loans:
With a related allowance....................................... $1,427           $2,272
With no related allowance......................................    185              189
                                                                ------           ------
  Total........................................................ $1,612           $2,461
                                                                ======           ======

Impaired loans include a $185 restructured loan to one commercial customer. This loan continued to perform in accordance with its modified terms during the first quarter of 1998.

The analysis of changes affecting the allowance for loan losses related to impaired loans at March 31, 1998 is summarized as follows:

                                                                              MARCH 31,
                                                                                1998
---------------------------------------------------------------------------------------
Balance at January 1.............................................................. $541
Provision for loan losses.........................................................    1
Loans charged-off.................................................................   32
Loans recovered...................................................................    8
                                                                                   ----
Balance at period-end............................................................. $518
                                                                                   ====

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 1998 and 1997, are summarized as follows:

THREE MONTHS ENDED MARCH 31                                       1998             1997
---------------------------------------------------------------------------------------
Gross interest due under terms................................. $   34           $   34
Interest income recognized.....................................     20                3
                                                                ------           ------
Interest income not recognized................................. $   14           $   31
                                                                ======           ======

Interest income recognized (cash-basis)........................ $   20           $    3

Average recorded investment in impaired loans.................. $2,348           $1,486

Cash received on impaired loans applied as a reduction of principal totaled $43 for the quarter ended March 31, 1998, and $74 for the same period of 1997. There were no commitments to extend additional funds to such parties at March 31, 1998. For the Company's peer group of 35 banks in Northeastern Pennsylvania, the impaired loans as a percentage of loans, net of unearned income, ratio equaled 0.71 percent while its nonperforming loans as a percentage of loans, net of unearned income, ratio was 1.22 percent at March 31, 1998.

The allowance for loan losses account is established through charges to earnings as a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account with any subsequent recoveries being credited to the account. Nonaccrual, restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted. Consumer loans are considered losses when they are 120 days past due, except those expected to be recovered through insurance or collateral disposition proceeds. Under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Management uses historical loss experience as a starting point for evaluating the adequacy of the Company's allowance account. However, it also considers a number of relevant factors that would likely cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. These factors include changes in, among others: (i) lending policies and procedures; (ii) economic conditions; (iii) nature and volume of the portfolio; (iv) loan review system; (v) volumes of past due and classified loans; (vi) concentrations; (vii) borrowers' financial status; and (viii) collateral value.

In addition to management's assessment, various regulatory agencies, as an integral part of their routine annual examination process, review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance, beyond normal monthly provisions, based on their judgments concerning information available to them at the time of their examination. No such charge was deemed necessary upon conclusion of the latest examination, conducted during the third quarter of 1997, as regulators considered the Company's allowance for loan losses account adequate based on risk characteristics and size of the loan portfolio. Upon reviewing the 1997 report, management was unaware of any significant recommendation with respect to the loan portfolio that would materially affect future liquidity or capital resources.

Management utilizes the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan and Lease Losses in assessing the adequacy of its allowance for loan losses account. The policy statement provides guidance on the nature and purpose of the allowance, related responsibilities of management and examiners, loan review systems and international transfer risk matters. The analytical tool for assessing the reasonableness of the allowance for loan losses account included in this policy statement has been used on a consistent basis by the Company since the first quarter of 1994. The tool involves a comparison of the reported loss allowance against the sum of specified percentages, based on industry averages, applied to certain loan classifications. Management considered the Company adequately reserved at March 31, 1998, based on the results of this regulatory calculation. Management, however, will continue to perform a thorough analysis of the Company's loan portfolio since the calculation does not take into account differences between institutions, their portfolios, and their underwriting, collection and credit-rating policies.

The allowance for loan losses can generally absorb losses throughout the loan portfolio, although in some instances allocation is made for specific loans or groups of loans. Accordingly, the following table attempts to allocate this reserve among the major categories. However, it should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends.

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                                       MARCH 31,          DECEMBER 31,
                                                         1998                 1997
                                                   ----------------     --------------
                                                           CATEGORY           CATEGORY
                                                               AS A               AS A
                                                               % OF               % OF
                                                    AMOUNT    LOANS     AMOUNT   LOANS
--------------------------------------------------------------------------------------
Commercial, financial and others................... $1,438    12.42%    $1,322   15.58%
Real estate:
  Construction.....................................            0.84               0.84
  Mortgage.........................................  1,234    74.81      1,277   71.98
Consumer, net......................................  1,213    11.93      1,199   11.60
                                                    ------   ------     ------  ------
    Total.......................................... $3,885   100.00%    $3,798  100.00%
                                                    ======   ======     ======  ======

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 1998, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES
                                                                             MARCH 31,
                                                                               1998
--------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period............................... $3,798
Loans charged-off:
Commercial, financial and others...............................................     75
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     24
Consumer, net..................................................................     26
                                                                                ------
    Total......................................................................    125
                                                                                ------

Loans recovered:
Commercial, financial and others...............................................     51
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     33
Consumer, net..................................................................     23
                                                                                ------
    Total......................................................................    107
                                                                                ------
Net loans charged-off..........................................................     18
                                                                                ------
Provision charged to operating expense.........................................    105
                                                                                ------
Allowance for loan losses at end of period..................................... $3,885
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............   0.01%
Allowance for loan losses as a percentage of period end loans..................   1.61%


The allowance for loan losses was $3,885 and equaled 1.61 percent of loans, net of unearned income, at March 31, 1998, as compared to $3,798 and 1.52 percent of loans, net of unearned income, at December 31, 1997. The slight increase resulted from the first quarter provision for loan losses exceeding the Company's net charge-offs. As a percentage of nonperforming loans, the allowance account covered 107.4 percent at March 31, 1998, and
67.5 percent at December 31, 1997. Relative to all nonperforming assets, the allowance covered 95.1 percent at March 31, 1998, and 62.9 percent at December 31, 1997.

The Company evaluates past due loans that have not been satisfied through repossession, foreclosure or related actions, individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $18 or 0.01 percent of average loans outstanding for the quarter ended March 31, 1998, compared to $225 or 0.10 percent for the quarter ended March 31, 1997.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 1998 and 1997, are summarized as follows:

DEPOSIT DISTRIBUTION

                                                   MARCH 31,              MARCH 31,
                                                     1998                   1997
                                              -----------------      -----------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
                                              -------   -------      -------   -------
Interest-bearing:
Money market accounts....................... $ 16,833      2.99%    $ 15,424      3.05%
NOW accounts................................   20,534      2.21       17,743      2.17
Savings accounts............................   64,012      2.69       65,581      3.03
Time deposits less than $100................  174,431      5.64      158,322      5.69
Time deposits $100 or more..................   23,233      5.90       34,131      6.05
                                             --------               --------
  Total interest-bearing....................  299,043      4.64%     291,201      4.78%
Noninterest-bearing.........................   29,763                 25,570
                                             --------               --------
  Total deposits............................ $328,806               $316,771
                                             ========               ========

The Company's total deposit volumes decreased $3.4 million from $332.4 million at December 31, 1997, to $329.0 million at March 31, 1998. This decline was primarily due to reductions in commercial interest checking and money market accounts held by local school districts. The Company's deposits averaged $328.8 million for the first quarter of 1998, a $12.0 increase compared to the $316.8 million recorded for the same period of 1997. The Company's average cost of deposits declined from 4.78 percent in the first quarter of 1997 to 4.64 percent in the first quarter of 1998.
The decline resulted from the Company's decision not to actively compete for time deposits of $100 or more in its efforts to bring the cost of funds to a more acceptable level. The Company's cost of funds for the first quarter of 1998 declined eight basis points as compared to the cost of funds for the fourth quarter of 1997. Competitive pressures may have a negative effect on the Company's cost of funds for the remainder of 1998, however these pressures may be counteracted through the Company's newly-implemented, fixed-rate annuity program.

By building its base of noninterest-bearing deposits, the Company can achieve lower funds cost. Average volumes of noninterest-bearing deposits rose $4.2 million from $25.6 million for the first quarter of 1997 to $29.8 million for the first quarter of 1998. At March 31, 1998, noninterest-bearing deposits as a percentage of total deposits equaled 8.9 percent as compared to 8.3 percent at March 31, 1997.

Volatile deposits, time deposits in denominations of $100 or more, increased $2.2 million from $20.8 million at December 31, 1997, to $23.0 million at March 31, 1998. This increase resulted from the redirection of a portion of interest checking and money market funds held by local school districts into the higher-yielding certificate of deposit product. The average cost of these deposits declined 34 basis points from 6.24 percent for the fourth quarter of 1997 to 5.90 percent for the first quarter of 1998.

Maturities of time deposits of $100 or more at March 31, 1998, and December 31, 1997, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
Within three months.........................................    $ 5,611         $ 3,195
After three months but within six months....................      2,751           2,819
After six months but within twelve months...................      5,059           6,334
After twelve months.........................................      9,603           8,484
                                                                -------         -------
  Total.....................................................    $23,024         $20,832
                                                                =======         =======

INTEREST RATE SENSITIVITY:

Interest rate sensitivity management attempts to limit and, to the extent possible, control the effects interest rate fluctuations have on net interest income. The responsibility of this management has been delegated to the Asset/Liability Management Committee ("ALCO"). Specifically, ALCO utilizes a number of computerized modeling techniques to monitor and attempt to control influences that market changes have on the Company's rate-sensitive assets and liabilities. One such technique utilizes a static gap report, which attempts to measure the Company's interest rate exposure by calculating the net amount of rate-sensitive assets ("RSA") and rate-sensitive liabilities ("RSL") that reprice within specific time intervals. A positive gap, indicated by a RSA/RSL ratio greater than 1.0, implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap, a RSA/RSL ratio less than 1.0, tends to indicate that earnings will be affected inversely to interest rate changes.

The Company's interest rate sensitivity gap position, illustrating RSA and RSL at their related carrying values, is summarized as follows. The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Variable-rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows, assuming there is no change in the current interest rate environment.

INTEREST RATE SENSITIVITY
                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
MARCH 31, 1998                  THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $ 6,890           $ 16,369         $ 28,057         $ 43,957    $ 95,273
Loans, net of unearned income.......  50,287             18,371           69,453          103,755     241,866
Federal funds sold..................  16,800                                                           16,800
                                     -------           --------         --------         --------    --------
  Total............................. $73,977           $ 34,740         $ 97,510         $147,712    $353,939
                                     =======           ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 16,646                                      $ 16,646
NOW accounts........................                     20,054                                        20,054
Savings accounts....................                                    $ 64,130                       64,130
Time deposits less than $100........ $35,269             46,396           94,022         $    249     175,936
Time deposits $100 or more..........   5,611              7,810            9,603                       23,024
Long-term debt......................       1                  1                8               33          43
                                     -------           --------         --------         --------    --------
  Total............................. $40,881           $ 90,907         $167,763         $    282    $299,833
                                     =======           ========         ========         ========    ========

Rate sensitivity gap:
  Period............................ $33,096           $(56,167)        $(70,253)        $147,430
  Cumulative........................ $33,096           $(23,071)        $(93,324)        $ 54,106    $ 54,106

RSA/RSL ratio:
  Period............................    1.81               0.38             0.58           523.80
  Cumulative........................    1.81               0.82             0.69             1.18        1.18

The Company's one year RSA/RSL ratio improved from 0.74 at March 31, 1997, to 0.82 at March 31, 1998. Based upon the Company's Asset/Liability Management Policy guidelines, this ratio falls within the 0.7 and 1.3 deemed by management to be acceptable. The improvement in this ratio compared to March 31, 1997, is attributable to changes in time deposits less than $100 as well as time deposits $100 or more maturing or repricing within one year. The volume of time deposits less than $100 maturing or repricing within one year declined $15.3 million compared to March 31, 1997. This change came as a result of customers taking advantage of special, intermediate-term deposit product offerings. Deposit volumes in time deposits $100 or more maturing or repricing within one year also experienced a significant decline. At March 31, 1998, time deposits $100 or more repricing or maturing within one year equaled $13.4 million, a $13.8 million decline compared to March 31, 1997. Because of the higher cost compared to other deposit products, the Company took a less aggressive pricing stance in competing for these deposits during the first quarter of 1998.

The Company also experienced an increase in its three-month ratio at March 31, 1998, as compared to one year earlier. At March 31, 1998, the three-month ratio equaled 1.81 as compared to 1.41 at March 31, 1997. This increase is explained by primarily the same reasons given for the cumulative one-year increase.

According to the results of the static gap report, the Company was liability rate-sensitive for the cumulative one-year period. This indicates that should general market rates increase, the likelihood exists
that net interest income would be adversely affected.   Conversely, a
decline in market rates would likely have a favorable effect on net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

Static gap analysis, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position. Variations occur daily as the Company adjusts its rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of the Company's Asset/Liability Management Policy assigns money market and NOW accounts to the due after three but within twelve months repricing interval. In reality, these items may reprice less frequently and in different magnitudes than changes in general interest rate levels.

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 1998, produced results contrary to those indicated by the one-year static gap position. Should a parallel and instantaneous rise in interest rates of 100 basis points occur, net interest income should increase 1.4 percent. Conversely, a similar decline in interest rates would result in a 1.4 percent decrease in net interest income.

Financial institutions are affected differently by inflation than are commercial and industrial companies that have significant investments in fixed assets and inventories. Most of the Company's assets are monetary in nature and change correspondingly with variations in the inflation rate.
It is difficult to precisely measure the impact of inflation on the Company, however management believes that its exposure to inflation can be mitigated through asset/liability management.

LIQUIDITY:

Liquidity is defined as a company's ability to generate cash at a reasonable cost in order to satisfy commitments to borrowers as well as to meet the demands of depositors and debtholders. The Company's principal sources of liquidity are its core deposits and loan and investment payments and prepayments. Providing a secondary source of liquidity is the Company's available-for-sale portfolio. As a final source of liquidity, the Company can exercise existing credit arrangements. As specified in the Company's Asset/Liability Management Policy, such borrowings will only be used on a contingency basis. The reliance on these borrowings to fund temporary deficiencies is limited to a maximum of five consecutive business days before management is required to take appropriate action to remedy the shortfall through normal operations. The Company manages liquidity daily, thus enabling management to effectively monitor fluctuations in the Company's liquidity position and to adapt its position according to market changes. Management believes the Company's liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis. There are presently no known trends, demands, commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Company's liquidity.

As compared to 1996, the Company continues to exhibit considerable improvement in its liquidity position. The best illustration of this change are the Company's net noncore funding dependence and net short-term noncore funding dependence ratios. The net noncore funding dependence ratio is defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets. The net short-term noncore funding dependence ratio is defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets. At March 31, 1998, the net noncore funding dependence ratio equaled negative 5.2 percent. This same ratio equaled 2.1 percent one year earlier. The Company's net short-term noncore funding dependence ratio totaled negative 8.3 percent at March 31, 1998, while this same ratio equaled negative 0.1 percent at March 31, 1998. Management believes that by maintaining adequate volumes of short-term investments and remaining competitive in pricing medium-term certificates of deposit, these ratios will continue to improve. Maintaining a high level of core deposits is important in keeping a sound liquidity position. Core deposits are important as they represent a stable and relatively low-costing source of funds.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, increased $6.6 million in the first quarter of 1998. Net cash provided by operating activities totaled $1.9 million, primarily due to the Company's net income of $1,070 earned in the first three months of 1998.

Net cash provided by investing activities amounted to $17.7 million and was the primary reason for the first quarter net cash inflow. The majority of this inflow came from $13.4 million in repayments on investments with $8.3 million in loan repayments contributing to a lesser degree. A portion of these funds was used to repay a $9.6 million short-term loan taken with the FHLB-Pgh. The remaining funds will be used to fund future loan demand.

Partially offsetting the increase in cash due to operating and investing activities was a $13.1 million cash decrease due to financing activities. The primary cause of this decrease was the repayment of the afforementioned $9.6 million loan. The Company also experienced a decline in deposit volumes of $3.3 million as a result of a decrease in school district funds.

CAPITAL ADEQUACY:

The Company's stockholders' equity improved $1.2 million for the first quarter of 1998. The components of this increase were net income of $1,070, partially offset by dividends of $154, additional capital of $61 from the Company's Dividend Reinvestment Program ("DRP") and a $208 positive change in the unrealized gain on available-for-sale securities. Through its continued efforts in improving the quality, composition and structure of the investment portfolio, the Company has become less susceptible to market depreciation on available-for-sale securities resulting from changing interest rates.

The Company's dividends declared as a percentage of net income equaled 14.4 percent for the first quarter of 1998 compared to 12.5 percent for the same period of 1997. It is the present intention of the Company's Board of Directors that dividends will be paid in the future. However, the following factors, among others, may affect these decisions: (i) operating results; (ii) financial and economic decisions; (iii) capital needs; (iv) growth objectives; and (v) appropriate dividend restrictions related to the Company.

The Company initiated the DRP beginning with the 1997 second quarter dividend. The DRP allows stockholders to automatically reinvest their dividends in shares of the Company's common stock. At March 31, 1998, approximately 22.2 percent of the Company's outstanding shares were participating in this plan.

Management attempts to assure capital adequacy by monitoring the current and projected positions of the Company to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. A recent history of bank failures prompted regulatory agencies to adopt minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. At a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. The Company's minimum ratio of Tier I capital to adjusted total average assets was 4.0 percent at March 31, 1998 and 1997. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," banks not subject to a supervisory directive will exclude unrealized holding gains and losses, net of income taxes, on available-for-sale debt securities when calculating Tier I capital. However, net unrealized holding losses on available-for-sale marketable equity securities will continue to be deducted from Tier I capital. This regulatory accounting rule does not effect reporting for financial statement purposes. Accordingly, for financial accounting presentations, banks will continue to report available-for-sale and debt and equity securities at fair value, with unrealized holding gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders' equity.

The Company's capital ratios at March 31, 1998 and 1997, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") are summarized as follows:

RISK-ADJUSTED CAPITAL

                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                          ------------------------------------------------------------------
MARCH 31                                      1998      1997       1998         1997         1998       1997
------------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-adjusted assets... $ 31,811  $ 29,684    $ 7,578      $ 7,566      $11,366    $11,349
Total capital to risk-adjusted assets....   34,198    32,066     15,155       15,132       18,944     18,915
Tier I capital to total average assets
 less goodwill...........................   31,811    29,684    $14,615      $13,990      $18,268    $17,487

Risk-adjusted assets.....................  182,388   182,248
Risk-adjusted off-balance sheet items....    7,050     6,902
Average assets for Leverage ratio........ $365,363  $349,746

Ratios:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items...................................    16.8%     15.7%       4.0%         4.0%         6.0%       6.0%

Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items.................    18.1      17.0        8.0          8.0         10.0       10.0

Tier I capital as a percentage of total
 average assets less goodwill............     8.7%      8.5%       4.0%         4.0%         5.0%       5.0%

The Company exceeded all relevant regulatory capital measurements at March 31, 1998, and was considered well capitalized. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent. The Company has shown continued improvement in its capital level as evidenced by the positive change in its Leverage ratio. At March 31, 1998, this ratio was 8.7 percent as compared to 8.5 percent at March 31, 1997.

REVIEW OF FINANCIAL PERFORMANCE:

For the three months ended March 31, 1998, the Company surpassed its 1997 record for first quarter earnings, marking three consecutive years of
increases.   Net income totaled $1,070 or $0.49 per share for the first quarter of 1998 compared to $1,058 or $0.48 per share for the same period of 1997. Improved net interest income partially offset by increased other expenses related to the Company's Eynon and Factoryville branches, which opened as Community Bank and Trust Company branches during the fourth quarter of 1997, were the main reasons for the positive change.

In its preparation for the Year 2000 ("Y2K"), management has initiated an enterprise-wide program to address the effects of this date change on the Company. In summary, the Y2K issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This can result in a system failure or in miscalculations causing a disruption in operations that could include, among other things, a temporary inability to process transactions or engage in normal business activities. An extensive internal assessment of all operational systems, including all date-sensitive materials, has been made to identify the Company's exposure to the Y2K issue.

The Company, dependent on third party providers for their data processing software, strive to remain current in software technology. This practice has mitigated the Company's exposure to the Y2K problem. A number of the Company's mission critical software applications are currently Y2K compliant. The major operating systems are either currently Y2K compliant or will be Y2K compliant by the end of 1998. Significant testing has been done on all software and hardware that has been designated as Y2K compliant to ensure that this is the case. As other applications become compliant during 1998, future testing will be performed. Based on its current assessments, the Company estimates expenditures of $100.0 to become fully compliant. The Y2K problem is not expected to have a material adverse affect on the Company's products, services or competitive position. Moreover, compliance with the Y2K problem is not reasonably likely to affect the Company's future financial results or cause the reported financial information not to be necessarily indicative of future operating results or financial position. Management presently believes that with modifications to the existing software and conversions to new software, the Y2K problem can be mitigated.

NET INTEREST INCOME:

The major source of the Company's operating income is derived from net interest income. Net interest income is defined as the excess amount of interest and fees on loans and other investments over interest expense incurred on deposits and other funding sources used to support such assets. Net interest margin is the percentage of net interest income on a tax-equivalent basis to average earning assets. Variations in volumes and rates of earning assets and liabilities, in response to changes in general market rates, are the primary factors affecting net interest income. Net interest income levels are also influenced by the composition of earning assets and interest-bearing liabilities as well as the level of nonperforming assets.

Management analyzes interest income and interest expense by segregating rate and volume components of earning assets and interest-bearing liabilities. The following table demonstrates the impact changes in the interest rates earned and paid on assets and liabilities, along with changes in the volume of earning assets and interest-bearing liabilities, have on net interest income. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent. The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                                       MARCH 31,
                                                                     1998 VS. 1997
                                                                 ---------------------
                                                                  INCREASE (DECREASE)
                                                                    ATTRIBUTABLE TO
                                                                 ---------------------
                                                                 TOTAL
                                                                 CHANGE   RATE  VOLUME
                                                                 ------   ----  ------
INTEREST INCOME:
Loans:
  Taxable........................................................ $ 299  $  73    $226
  Tax-exempt.....................................................   (17)    16     (33)
Investments:
  Taxable........................................................    29     60     (31)
Tax-exempt.......................................................   (11)   (79)     68
Federal funds sold...............................................    47      3      44
                                                                  -----  -----    ----
    Total interest income........................................   347     73     274
                                                                  -----  -----    ----

INTEREST EXPENSE:
Money market accounts............................................     8    (14)     22
NOW accounts.....................................................    17      2      15
Savings accounts.................................................   (66)   (54)    (12)
Time deposits less than $100.....................................   201   (130)    331
Time deposits $100 or more.......................................  (171)   (12)   (159)
Short-term borrowings............................................     6     (2)      8
                                                                  -----  -----    ----
    Total interest expense.......................................    (5)  (210)    205
                                                                  -----  -----    ----
    Net interest income.......................................... $ 352  $ 283    $ 69
                                                                  =====  =====    ====

Tax-equivalent net interest income improved $352 from $3,193 for the three months ended March 31, 1997, to $3,545 for the same period of 1998. This improvement was primarily due to the Company's improved net interest spread with the growth in average earning assets volumes exceeding the growth in average interest-bearing liability volumes also contributing, albeit to a lesser degree. For the first quarter of 1998, the Company's average, tax-equivalent interest rate on earning assets equaled 8.06 percent, a 14 basis point increase over the 7.92 percent earned one year earlier. This improvement accounted for a $283 positive variance related to interest rates. The majority of this change was primarily due to improvements in the costs associated with time deposits less than $100 and the tax-equivalent yield on the loan portfolio. The Company took better control of its rates paid on interest-bearing liabilities as evidenced by a 14 basis point decline from 4.78 percent for the three months ended March 31, 1997, to 4.64 percent for the same period of 1998. The major contributor to this improvement was a decline in rates paid on time deposits less than $100. For the first quarter of 1998, the Company's average annualized rate paid on time deposits less than $100 equaled 5.64 percent. This marked an improvement compared to the 5.69 percent paid one year earlier and accounted for a $130 decline in interest expense related to interest rates. The improvement is due to the declining interest rate environment along with management's emphasis of tightening controls on rates paid for deposits. The Company also experienced improvement in its loan yields during the first quarter of 1998. For the three months ended March 31, 1998, the Company's annualized, tax-equivalent loan yield equaled 8.65 percent. This was a 14 basis point improvement over the 8.51 percent earned for the same period of 1997 and accounted for an $89 positive rate variance.

While the Company experienced an improvement in its net interest spread during the first three months of 1998, it also experience an improvment in its net average earning assets to average interest-bearing liability volumes. For the first quarter of 1998, the Company had a $69 increase in net interest income due to volumes. Overall, average earning assets grew $10.4 million from $339.3 million for the first quarter of 1997 to $349.7 million for the same period of 1998. This increase outdistanced the $8.2 million increase in average interest-bearing liabilities from $291.3 million for the first three months of 1997 to $299.5 million for the same period of 1998. Higher loan volumes and reduced volumes of time deposits $100 or more, partially offset by larger volumes of time deposit less than $100, were the primary causes of the positive volume variance. For the first three months of 1998, the Company's average loan volumes equaled $245.7 million, a $9.2 million increase over the $236.5 million for the same period of 1997. This increase accounted for a $193 positive impact to net interest income related to average loan volumes. For the quarter ended March 31, 1998, the Company's time deposits $100 or more averaged $23.2 million. This was a $10.9 million decline compared to the $34.1 million average volumes for 1997 and accounted for a $159 decline in interest expense related to volumes of these products. The Company chose not to aggressively compete for time deposits $100 or more in its efforts to better control its overall deposit costs. Partially offsetting the favorable influences of the increased loan volumes and lower volumes of time deposits $100 or more was an increase in volumes of time deposits less than $100. For the three months ended March 31, 1998, the Company's average volumes of time deposits less than $100 increased to $174.4 million, a $16.1 million increase from the $158.3 million experienced one year earlier. This change accounted for a $331 negative impact to net interest income related to time deposits less than $100 volumes.

Management expects the restructuring of its earning assets portfolio and strengthened controls on funds costs to have a positive effect on its net interest income. However, an increase in general market rates or a heightened intensity in deposit-gathering may hinder net interest income levels. Additionally, management is aware that any deterioration in local employment conditions that may lead to higher nonaccrual loan levels may also dilute the positive net interest income influences.






























Net interest income for major categories of earning assets and interest-bearing liabilities for the quarters ended March 31, 1998 and 1997, are summarized as follows:

SUMMARY OF NET INTEREST INCOME
                                                       MARCH 31, 1998                  MARCH 31, 1997
                                                ---------------------------     ---------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                -------  --------  --------     -------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $238,624    $5,094      8.66%   $227,886    $4,795      8.53%
  Tax-exempt..................................    7,114       148      8.44       8,591       165      7.79
Investments:
  Taxable.....................................   59,227       867      5.86      61,915       838      5.49
  Tax-exempt..................................   38,914       784      8.06      38,226       795      8.43
Federal funds sold............................    5,855        82      5.68       2,681        35      5.29
                                               --------    ------              --------    ------
    Total earning assets......................  349,734     6,975      8.06%    339,299     6,628      7.92%
Less: allowance for loan losses...............    3,908                           3,941
Other assets..................................   22,858                          15,801
                                               --------                        --------
    Total assets.............................. $368,684                        $351,159
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 16,833       124      2.99%   $ 15,424       116      3.05%
NOW accounts..................................   20,534       112      2.21      17,743        95      2.17
Savings accounts..............................   64,012       424      2.69      65,581       490      3.03
Time deposits less than $100..................  174,431     2,424      5.64     158,322     2,223      5.69
Time deposits $100 or more....................   23,233       338      5.90      34,131       509      6.05
Short-term borrowings.........................      425         7      6.68          52         1      7.80
Long-term debt................................       43         1      9.43          45         1      9.01
                                               --------    ------              --------    ------
    Total interest-bearing liabilities........  299,511     3,430      4.64%    291,298     3,435      4.78%
Noninterest-bearing deposits..................   29,763                          25,570
Other liabilities.............................    2,743                           2,909
Stockholders' equity..........................   36,667                          31,382
                                               --------    ------              --------    ------
    Total liabilities and stockholders' equity $368,684     3,430              $351,159     3,435
                                               ========    ------              ========    ------
    Net interest/income spread................             $3,545      3.42%               $3,193      3.14%
    Net interest margin.......................             ======      4.11%               ======      3.82%
Tax equivalent adjustments:
Loans.........................................             $   50                          $   56
Investments...................................                267                             270
                                                           ------                          ------
    Total adjustments.........................             $  317                          $  326
                                                           ======                          ======

          Note:     Average balances were calculated using average daily balances.  Average balances for loans include nonaccrual loans.  Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $2,617 for the first quarter of
          1998 and $1,174 for the first quarter of 1997 included in other assets.  Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

PROVISION FOR LOAN LOSSES:

The Company makes provisions for loan losses based on evaluations of its allowance for loan losses account. Factors such as previous loan experience, overall loan portfolio characteristics, prevailing economic conditions and other relevant factors are considered when determining the provision. Based on its most recent evaluation, management believes that the allowance is adequate to absorb any known and inherent losses in the portfolio.

The Company increased its provision for loan losses from $75 for the three months ended March 31, 1997, to $105 for the same period of 1998. Despite the improvement in nonperforming asset levels and the slowed loan demand, management believes that maintaining a standard monthly charge to operations in the form of a provision is warranted. If loan demand intensifies or nonperforming asset levels deteriorate, management will consider adjusting the monthly provision amount for the remainder of 1998.

NONINTEREST INCOME:

The Company's noninterest income for the first quarter of 1998 declined $60 or 14.5 percent to $353 from $413 for the same period of 1997. This decline is primarily related to the Company's other real estate activity. During the first quarter of 1997, the Company sold other real estate properties totaling $274 with gains on the sales of $58 being recognized. For the first quarter of 1998, the Company had no sales of properties held in other real estate.

NONINTEREST EXPENSE:

The general components of noninterest expense include the costs of providing salaries and necessary employee benefits, maintaining facilities and general operating costs such as insurance, supplies, advertising, data processing and other related expenses. Several of these costs and expenses are variable while the remainder are fixed. In its efforts to control the variable portion of these expenses, management employs budgets and other related strategies.

For the first quarter of 1998, noninterest expense totaled $2,130, a $247 or 13.1 percent increase over the $1,883 recorded for the same period one year earlier. The Company also experienced a higher overhead to average assets ratio for the first quarter of 1998. This ratio equaled 2.0 percent for the first three months of 1998 compared to 1.7 percent for the same period of 1997. A company can also measure its efficiency with the operating efficiency ratio. This ratio is defined as a company's noninterest expense, excluding other real estate expense, as a percentage of net interest income and noninterest income less nonrecurring gains and losses. The Company's operating ratio for the first quarter of 1998 was less favorable as compared to one year earlier. For the first three months of 1998, this ratio rose to 59.1 percent as compared to 57.1 percent for the same period of 1997. The adverse changes to these ratios are primarily due to the higher noninterest expense levels related to the Company's Eynon and Factoryville offices that were purchased during the fourth quarter of 1997.

The majority of the Company's noninterest expense comes from salaries and benefits. For the quarter ended March 31, 1998, these expenses amounted to $1,094 or 51.4 percent of noninterest expenses. This was a $107 or 10.8 percent increase compared to the $987 recorded for the first quarter of 1997. The primary cause of this increase was related to personnel performance appraisals in the form of merit increases with the remaining portion being attributed to the additional staff members from the branch acquisitions.

Aggregate net occupancy and equipment expenses amounted to $352 for the first three months of 1998, a $52 or 17.3 percent increase compared to the same period of 1997. This increase was primarily attributable to increased depreciation expenses associated with new equipment necessary to operate the Eynon and Factoryville offices as well as expenses associated with meeting the Company's Y2K compliance requirements. On January 2, 1998, the Company acquired land in Clarks Summit, Pennsylvania at a cost of $1.2 million for the construction of an administrative center and branch facility. This project, with an estimated aggregate cost of $4.0 million, should be completed during the first quarter of 1999. Funding for this project will be provided through the Company's normal operations.

Other expenses amounted to $684 for the first quarter of 1998, an $88 or
14.8 percent increase over the $596 reported for the same period of 1997. The primary cause of this increase is attributable to the amortization of the core deposit intangible obtained from the Eynon and Factoryville branch purchases. For the three months ended March 31, 1998, the Company's core deposit intangible expense totaled $68.

On November 12, 1997, the Federal Deposit Insurance Corporation ("FDIC") issued a press release announcing that existing insurance premiums would be retained for the first half of 1998. Risk-related assessment rates for both the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") will remain in the 0 to 27 basis point range on an annual basis. The FDIC noted that: (i) over 95.0 percent of all BIF-member institutions are estimated to be in the lowest risk category thus paying no premiums. Only 0.1 percent are estimated to be in the 27 cents per 100 dollars in deposits premium category. On average, the annual assessment rate is projected to be 0.08 cents per 100 dollars. The FDIC-approved rate schedule is expected to maintain the BIF's reserve ratio above the Congressional mandated 1.25 percent through June 30, 1998; (ii) over 90.0 percent of all SAIF-member institutions are estimated to pay no premiums. On average, the annual assessment rate is estimated to be 0.32 cents per 100 dollars, which is expected to maintain SAIF reserves over the mandated
1.25 percent ratio; (iii) a separate levy will be assessed on all FDIC-insured institutions to bear the cost of bonds sold by the Finance Corporation ("FICO") between 1987 and 1989 in support of the former Federal Savings and Loan Insurance Corporation. The 1996 law requires the FICO rate on BIF-assessable deposits to be one-fifth the rate for SAIF-assessable deposits until January 1, 2000, or earlier if the two funds merge.

Major components of noninterest expense for the quarters ended March 31, 1998, and March 31, 1997, are summarized as follows:

NONINTEREST EXPENSES
                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     1998          1997
---------------------------------------------------------------------------------------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes........................................ $  935        $  824
Employee benefits.................................................    159           163
                                                                   ------        ------
  Salaries and employee benefits expense..........................  1,094           987
                                                                   ------        ------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense.............................................    138           160
Equipment expense.................................................    214           140
                                                                   ------        ------
  Net occupancy and equipment expense.............................    352           300
                                                                   ------        ------

OTHER EXPENSES:
Marketing expense.................................................     51            48
Other taxes.......................................................     63            71
Stationery and supplies...........................................     87            98
Contractual services..............................................    223           186
Insurance including FDIC assessment...............................     19            20
Other.............................................................    241           173
                                                                   ------        ------
  Other expenses..................................................    684           596
                                                                   ------        ------
    Total noninterest expense..................................... $2,130        $1,883
                                                                   ======        ======











INCOME TAXES:

The Company reported tax expense of $276 for the first quarter of 1998 compared to $264 for the same period of 1997. The effective tax rate rose slightly to 20.5 percent for the three months ended March 31, 1998, from
20.0 percent for the same period of 1997. A lower amount of tax exempt income and greater level of net income before tax were the primary reasons for the higher tax rate. Management expects the Company's effective tax rate to remain relatively stable for the remainder of 1998 through emphasizing income on tax-exempt investments and loans as well as utilizing investment tax credits available through its investment in a residential housing program for elderly and low- to moderate-income families.

It is management's determination that a valuation reserve need not be established for the deferred tax assets as it is more likely than not that these assets could be principally realized through carryback to taxable income in prior years and by future reversals of existing taxable temporary differences or, to a lesser extent, through future taxable income. The Company performs monthly reviews on the tax criteria related to the recognition of deferred tax assets.





























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





                                       Registrant, Comm Bancorp, Inc.


Date May 12, 1998                      /s/ David L. Baker
     ------------------------------    --------------------------------
                                       David L. Baker
                                       Chief Executive Officer




Date May 12, 1998                      /s/ Scott A. Seasock
     ------------------------------    --------------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer