Form 10-Q
period 1998-06-30
COMM BANCORP INC
filed 1998-08-12
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

                                  OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------   -----------------------------------

Commission file number             0-17455
                              ------------

                                  COMM BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                                 23-2242292
------------------------------------------    ---------------------------------
(State or other jurisdiction                  (I.R.S. Employer Identification
 of incorporation or organization)             Number)


521 MAIN STREET, FOREST CITY, PA                               18421
------------------------------------------    ---------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code        (717) 785-3181
                                                  -----------------------------



(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[x] NO [ ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,205,844 AT JULY 24, 1998.





                             Page 1 of 41


                          COMM BANCORP, INC.
                               FORM 10-Q

                             JUNE 30, 1998



CONTENTS                                                           PAGE NO.
-------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION:

  ITEM 1:

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months and Six Months Ended June 30, 1998 and
      1997.......................................................      3

     Consolidated Balance Sheets - June 30, 1998, and December 31,
      1997.......................................................      4

     Consolidated Statement of Changes in Stockholders' Equity
      for the Six Months Ended June 30, 1998.....................      5

     Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 1998 and 1997...............................      6

     Notes to Consolidated Financial Statements..................      7

  ITEM 2:

     Management's Discussion and Analysis of Financial Condition
      and Results of Operations..................................      8


PART II.  OTHER INFORMATION:

  ITEMS 1-6:

     Other Information..........................................      40

     Signature Page.............................................      41







COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                              JUNE 30,            JUNE 30,
                                                                           1998      1997      1998      1997
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable............................................................    $5,110    $4,946   $10,204   $ 9,741
  Tax-exempt.........................................................       101       132       199       241
Interest and dividends on investment securities available-for-sale:
  Taxable............................................................       782       783     1,620     1,590
  Tax-exempt.........................................................       514       513     1,031     1,038
  Dividends..........................................................        45        33        74        64
Interest on federal funds sold.......................................       202       113       284       148
                                                                         ------    ------   -------   -------
    Total interest income............................................     6,754     6,520    13,412    12,822
                                                                         ------    ------   -------   -------

INTEREST EXPENSE:
Interest on deposits.................................................     3,461     3,518     6,883     6,951
Interest on short-term borrowings....................................                             7         1
Interest on long-term debt...........................................         1         1         2         2
                                                                         ------    ------   -------   -------
    Total interest expense...........................................     3,462     3,519     6,892     6,954
                                                                         ------    ------   -------   -------
    Net interest income..............................................     3,292     3,001     6,520     5,868
Provision for loan losses............................................       105        75       210       150
                                                                         ------    ------   -------   -------
    Net interest income after provision for loan losses..............     3,187     2,926     6,310     5,718
                                                                         ------    ------   -------   -------

NONINTEREST INCOME:
Service charges, fees and commissions................................       376       349       729       762
Litigation recovery..................................................                 250                 250
                                                                         ------    ------   -------   -------
    Total noninterest income.........................................       376       599       729     1,012
                                                                         ------    ------   -------   -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...............................     1,109     1,035     2,203     2,022
Net occupancy and equipment expense..................................       305       300       657       600
Other expenses.......................................................       792       716     1,476     1,312
                                                                         ------
    Total noninterest expense........................................     2,206     2,051     4,336     3,934
                                                                         ------    ------   -------   -------
Income before income taxes...........................................     1,357     1,474     2,703     2,796
Provision for income tax expense.....................................       277       312       553       576
                                                                         ------    ------   -------   -------
    Net income.......................................................     1,080     1,162     2,150     2,220
                                                                         ------    ------   -------   -------

OTHER COMPREHENSIVE INCOME:
Unrealized gains on investment securities available-for-sale.........       314       941       629       223
Income tax expense related to other comprehensive income.............       107       320       214        76
                                                                         ------    ------   -------   -------
    Other comprehensive income, net of income tax....................       207       621       415       147
                                                                         ------    ------   -------   -------
    Comprehensive income.............................................    $1,287    $1,783   $ 2,565   $ 2,367
                                                                         ======    ======   =======   =======

PER SHARE DATA:
Net income...........................................................    $ 0.49    $ 0.53   $  0.98   $  1.01
Cash dividends declared..............................................    $ 0.07    $ 0.06   $  0.14   $  0.12
Average common shares................................................ 2,205,112 2,200,080 2,204,643 2,200,080






See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     JUNE 30,    DECEMBER 31,
                                                                                       1998          1997
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks............................................................. $ 11,433        $  9,040
Federal funds sold..................................................................   11,725           8,225
Investment securities available-for-sale............................................  101,553         105,666
Loans, net of unearned income.......................................................  246,795         250,227
  Less: allowance for loan losses...................................................    3,889           3,798
                                                                                     --------        --------
Net loans...........................................................................  242,906         246,429
Premises and equipment, net.........................................................    4,868           3,772
Accrued interest receivable.........................................................    2,310           2,575
Other assets........................................................................    6,157           6,104
                                                                                     --------        --------
    Total assets.................................................................... $380,952        $381,811
                                                                                     ========        ========

LIABILITIES:
Deposits:
  Noninterest-bearing............................................................... $ 31,739        $ 30,703
  Interest-bearing..................................................................  306,639         301,678
                                                                                     --------        --------
    Total deposits..................................................................  338,378         332,381
Short-term borrowings...............................................................                    9,575
Long-term debt......................................................................       42              44
Accrued interest payable............................................................    1,781           1,714
Other liabilities...................................................................    2,297           1,995
                                                                                     --------        --------
    Total liabilities...............................................................  342,498         345,709
                                                                                     --------        --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 June 30, 1998, 2,205,112 shares; December 31, 1997, 2,202,405 shares ..............      728             727
Capital surplus.....................................................................    6,480           6,385
Retained earnings...................................................................   29,231          27,390
Net unrealized gain on available-for-sale securities................................    2,015           1,600
                                                                                     --------        --------
    Total stockholders' equity......................................................   38,454          36,102
                                                                                     --------        --------
    Total liabilities and stockholders' equity...................................... $380,952        $381,811
                                                                                     ========        ========









See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               NET UNREALIZED          TOTAL
                                                 COMMON   CAPITAL   RETAINED          GAIN ON   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS       SECURITIES         EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997........................ $727    $6,385    $27,390           $1,600        $36,102
Net income........................................                     2,150                           2,150
Dividends declared: $0.14 per share...............                      (309)                           (309)
Dividend reinvestment plan: 2,707 shares issued...    1        95                                         96
Net change in unrealized gain on securities.......                                        415            415
                                                   ----    ------    -------           ------        -------
BALANCE, JUNE 30, 1998............................ $728    $6,480    $29,231           $2,015        $38,454
                                                   ====    ======    =======           ======        =======









See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


SIX MONTHS ENDED JUNE 30                                                                      1998      1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................ $ 2,150   $ 2,220
Adjustments:
  Provision for loan losses...............................................................     210       150
  Depreciation, amortization and accretion................................................     594       435
  Amortization of loan fees...............................................................    (100)     (102)
  Deferred income tax (benefit) expense...................................................     (26)        6
  Losses (gains) on sales of other real estate............................................       9       (50)
  Changes in:
    Interest receivable...................................................................     265       237
    Other assets..........................................................................    (175)     (287)
    Interest payable......................................................................      67       (38)
    Other liabilities.....................................................................     197       276
                                                                                           -------   -------
      Net cash provided by operating activities...........................................   3,191     2,847
                                                                                           -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of available-for-sale investment securities......................  23,156    13,218
Purchases of available-for-sale investment securities..................................... (18,461)   (8,799)
Proceeds from sale of other real estate...................................................      99       380
Net decreases (increases) in lending activities...........................................   3,209    (1,944)
Purchases of premises and equipment.......................................................  (1,398)     (715)
                                                                                           -------   -------
      Net cash provided by investing activities...........................................   6,605     2,140
                                                                                           -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts.............................   1,316     3,597
  Time deposits...........................................................................   4,681      (427)
  Short-term borrowings...................................................................  (9,575)
Payments on long-term debt................................................................      (2)       (1)
Proceeds from issuance of common shares...................................................      96
Cash dividends paid.......................................................................    (419)     (374)
                                                                                           -------   -------
      Net cash provided by (used in) financing activities.................................  (3,903)    2,795
                                                                                           -------   -------
      Net increase in cash and cash equivalents...........................................   5,893     7,782
      Cash and cash equivalents at beginning of year......................................  17,265    11,032
                                                                                           -------   -------
      Cash and cash equivalents at end of period.......................................... $23,158   $18,814
                                                                                           =======   =======

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest................................................................................ $ 6,825   $ 6,992
  Income taxes............................................................................     521       272
Noncash items:
  Transfer of loans to other real estate..................................................     204        70
  Change in net unrealized losses (gains) on available-for-sale securities................    (415)     (147)
  Cash dividends declared................................................................. $   309   $   264






See notes to consolidated financial statements.


COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiary, Community Bank and Trust Company (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in the consolidation. Prior-period amounts are reclassified when necessary to conform with the current year's presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 1997.

2.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

On June 16, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposures. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The anticipated adoption of SFAS No. 133 on January 1, 2000, is not expected to have a material effect on operating results or financial position as the Company has no instruments that qualify as derivatives or hedges nor does it expect to be effected by the provisions for potential reclassification of investment securities.



COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FORWARD-LOOKING DISCUSSION:

Certain statements in this Form 10-Q are forward-looking statements that involve numerous risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:

Local, domestic and international economic and political conditions, and government monetary and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the control of Comm Bancorp, Inc. and its subsidiary, Community Bank and Trust Company (collectively, the "Company") may also adversely affect its future results of operations. Management, consisting of the Board of Directors and executive officers, expects that no particular factor will affect the Company's results of operations. Downward trends in areas such as real estate, construction and consumer spending, may adversely impact the Company's ability to maintain or increase profitability. Therefore, the Company cannot assure that it will continue its current rates of income and growth.

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

Management believes that the allowance for loan losses is adequate, but there can be no assurance that nonperforming loans will not increase in the future.

To a certain extent, the Company's success depends upon the general economic conditions in the geographic market area that it serves. Although the Company expects economic conditions in its market area to remain favorable, assurance cannot be given that these conditions will continue. Adverse changes to economic conditions in the Company's geographic market area would likely impair its loan collections and may have a materially adverse effect on the consolidated results of operations and financial position.

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

OPERATING ENVIRONMENT:

At the close of the second quarter of 1998, the Federal Open Market Committee ("FOMC") chose to maintain its target rate for federal funds at
5.50 percent as the potential inflationary effects of a strong economy were neutralized by the Asian economic crisis. The last rate change instituted by the FOMC occurred on March 25, 1997. For the second quarter of 1998, the nation's gross domestic product ("GDP"), the value of goods and services produced in the United States, grew at a modest rate of 1.4 percent annualized compared to the 5.4 percent surge experienced for the first quarter. Additionally, although inflation was 1.7 percent for the first half of 1998, consumer prices stabilized in June, rising an immaterial 0.1 percent over May. The national unemployment rate for June of 1998 equaled 4.5 percent, up slightly from the 28-year low of 4.3 percent reported for the first quarter of 1998. In contrast to the national level, local unemployment fell during the second quarter of 1998. Average unemployment for the Company's four-county market area of Lackawanna, Susquehanna, Wayne and Wyoming counties declined to 5.6 percent for the second quarter of 1998 from 8.2 percent during the first quarter. This can be attributed to the historical lagging effect of the market area's economy. A final indicator of the strong and stable national economy was the Consumer Confidence Index. In June of 1998, this index was 137.6, marking a high for the year and reaching a level not experienced since June of 1969. In the absence of any strong indicators of inflationary pressure, the FOMC is not expected to raise interest rates any time in the immediate future. However, should the Asian economic situation show an improvement and the United States economy experience continued growth, the FOMC may invoke monetary policy and raise the overnight funds rate as a deterrent to inflation.

With respect to the banking industry, financial results for the second
quarter of 1998 were fundamentally strong.    Nonperforming assets ratios
remained strong in relation to the first quarter. This trend is expected to continue under the current economic environment, as a strong United States economy has mitigated any detrimental effects caused by the Asian economic crisis. Reserves to total loans ratios experienced little change compared to the first quarter of 1998. The relative stability of nonperforming loans has kept coverage on nonperforming loans at high levels. Capital ratios also experienced little change from the first quarter of 1998 and were relatively flat compared to the second quarter of 1997. Compared to the levels reached in 1997, buyback activity has declined in 1998. Such reduction is attributed to a combination of pooling restrictions, slowed activity in trust preferred issuance and some scaling back due to valuation. Although net interest margins continued to constrict, strong gains in fee income more than offset the difference. The contraction of net interest margins can be explained by a combination of higher prepayments related to mortgage-backed investments and mortgage loans, lower rates offered on the reinvested proceeds from these repayments and the continued low lending rate environment. Attempts have been made throughout the banking industry to counteract the reduced loan rates by lowering deposit rates, however the flattening yield curve will hinder any widening in margins. Efficiency ratios showed improvement in the second quarter of 1998 after experiencing some adversity over the past few quarters. This improvement is attributed to the high second quarter revenue growth and continued realizations of merger-related cost savings. Costs related to the Year 2000 will remain a factor for the remainder of 1998, however merger-related savings are expected to push these ratios downward over the next few years.

The Company recorded net income of $2,150 or $0.98 per share for the first half of 1998 as compared to $2,220 or $1.01 per share reported for the same period of 1997. For the first six months of 1998, the Company's return on average assets equaled 1.17 percent compared to 1.26 percent for the same period of 1997. The Company's return on average equity equaled 11.65 percent for the six months ended June 30, 1998, compared to 14.00 percent in 1997. The earnings decline was primarily due to the second quarter of 1997 realization of nonrecurring income of $148.5, net of applicable taxes and fees, from a litigation settlement coupled with higher noninterest expenses associated with the Eynon and Factoryville branch banking facilities, which began operations in the fourth quarter of 1997.
Partially offsetting these factors was an improvement in the Company's net interest income levels. For the first half of 1998, the Company reported comprehensive income of $2,565 compared to $2,367 for the same period of 1997. The Company recorded $415 in comprehensive income, net of applicable income taxes of $214, related to unrealized gains on investment securities during the first six months of 1998. For the same period of 1997, the Company recorded $147 in comprehensive income, net of applicable income taxes of $76, related to unrealized gains on investment securities.

REVIEW OF FINANCIAL POSITION:

The Company's total assets declined $800 from $381.8 million at December 31, 1997, to $381.0 million at June 30, 1998. This decrease is due to lower investment and loan volumes partially offset by an increase in federal funds sold volumes. Investments at June 30, 1998, equaled $101.6 million, a $4.1 million decline compared to the $105.7 million reported at December 31, 1997. Loans, net of unearned income decreased $3.4 million from $250.2 million at December 31, 1997, to $246.8 million at June 30, 1998. Such reduction was due to the maturity of $7.0 million of short-term loans to certain large Pennsylvania-based commercial banks during the first quarter of 1998. Adjusting for these credits, loan volume grew at an annualized rate of 3.0 percent during the first half of 1998. At June 30, 1998, the Company's investment in overnight funds equaled $11.7 million, a $3.5 million increase over the $8.2 million recorded at December 31, 1997. During the first half of 1998, the Company experienced improvements in asset quality as evidenced by a reduction in the nonperforming assets to loans, net ratio from 2.41 percent at year-end 1997 to 1.63 percent at June 30, 1998. The Company's capital position remained strong as its Leverage ratio equaled 8.9 percent at June 30, 1998, as compared to 8.6 percent at December 31, 1997. Stockholders' equity increased $2,352 for the first six months of 1998 as net income of $2,150 coupled with an increase of $415 in the net gain on available-for-sale investment securities was partially offset by cash dividends distributed to stockholders of $213.

During the second quarter of 1998, the Company's total assets grew $10.6 million, an annualized rate of 11.5 percent. Loans grew $4.9 million while deposits increased $9.3 million from March 31, 1998, to June 30, 1998. Total stockholders' equity increased $1.2 million during the second quarter of 1998, due to the Company's second quarter net income and an improvement in the unrealized gain in the investment portfolio.

INVESTMENT PORTFOLIO:

The yield curve remained flat during the second quarter of 1998 as evidenced by a 19 basis point difference in the yield on the one and ten year U.S. Treasury securities. Investing continued to be treacherous for portfolio managers as the yield on overnight funds exceeded that of the ten year U.S. Treasury at the end of the second quarter.

The Company's investment portfolio accounted for 28.2 percent of its total earning assets at June 30, 1998. This percentage was below the 29.0 percent at December 31, 1997, and the 28.5 percent recorded at June 30, 1997. As a result of having to operate in an interest rate environment that does not compensate investors for extending, management chose to continue building its short-term portion of its portfolio in conformity with a "barbell" investment strategy approach. Such short-term investments combined with the Company's existing portion of intermediate-term state and municipal obligations should assist in mitigating the effects of interest rate fluctuation on the portfolio's total return. At June 30, 1998, intermediate-term state and municipal obligations totaled $39.9 million or
39.3 percent of total investments with short-term mortgage-backed securities ("MBS") accounting for $33.4 million or 33.5 percent of total investments. Excess funds not invested into short-term MBS were kept in overnight federal funds to solidify the Company's liquidity in order to adequately satisfy loan demand.

At June 30, 1998, the Company reported a net unrealized gain on available-for-sale securities of $3,053, net of income taxes of $1,038. The nation's growth rate, while remaining strong, moderated during the second quarter of 1998 in the midst of the Asian economic turmoil. This moderation prompted the FOMC to maintain short-term interest rates at 5.50 percent. As a result of this decision, short-term and long-term interest rates have remained relatively unchanged from the year-end 1997 levels. This stable interest rate environment coupled with a reduction in the portfolio's effective duration led to a $415 positive change in the net unrealized gain during the first half of 1998.

Should an upturn in the Asian economy occur, the United States economic growth would probably surge during the remainder of 1998. These events would likely cause the FOMC to invoke monetary policy, raising interest rates and adversely effecting the market value of the investment portfolio. The Company's Investment Committee continually monitors interest rate changes and their effects on the value of the investment portfolio.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 1998, and December 31, 1997, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE



                                                     JUNE 30,             DECEMBER 31,
                                                       1998                   1997
                                                 ----------------       ----------------
                                                   AMOUNT    %            AMOUNT    %
----------------------------------------------------------------------------------------
U.S. Treasury securities........................ $ 18,570  18.29%       $ 28,583  27.05%
U.S. Government agencies........................    5,131   5.05          10,388   9.83
State and municipals............................   39,882  39.27          39,887  37.75
Mortgage-backed securities......................   33,993  33.47          23,746  22.47
Equity securities...............................    3,977   3.92           3,062   2.90
                                                 -------- ------        -------- ------
  Total......................................... $101,553 100.00%       $105,666 100.00%
                                                 ======== ======        ======== ======


The tax-equivalent yield on the investment portfolio was 7.0 percent during the second quarter of 1998, an increase as compared to the 6.8 percent yield recorded during the previous quarter. Securities repayments for the first half of 1998 totaled $23.2 million. Of these repayments, the Company used $3.0 million to purchase short-term U.S. Treasury securities, $1.5 million to purchase state and municipal securities, $13.8 million to purchase short-term MBS and $134 to purchase equity securities. The remaining $4.8 million was used to purchase overnight federal funds as well as to satisfy loan demand. Unless interest rates change significantly during the remainder of 1998, management expects to continue investing most of its excess funds not used in lending into short-term U.S. Government agencies, MBS and overnight funds.

The maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available-for-sale portfolio at June 30, 1998, are summarized in the table that follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent.
The distributions are based on contractual maturity with the exception of MBS and equity securities. MBS have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO


                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                               -----------------------------------------------------------------------------
JUNE 30, 1998                  AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT YIELD
------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities..... $15,015   5.87% $ 3,516   5.63%                                  $18,531  5.82%
U.S. Government agencies.....   4,500   4.83      648   3.95                                     5,148  4.72
State and municipals.........   1,050   6.17    6,474   6.78   $6,848   8.91% $24,093   8.19%   38,465  8.02
Mortgage-backed securities...  14,466   6.47   19,335   6.17      237   6.35                    34,038  6.30
Equity securities............                                                   2,318   6.41     2,318  6.41
                              -------         -------          ------         -------          -------
  Total...................... $35,031   5.99% $29,973   6.19%  $7,085   8.82% $26,411   8.03%  $98,500  6.80%
                              =======         =======          ======         =======          =======

Fair value:
U.S. Treasury securities..... $15,050         $ 3,520                                          $18,570
U.S. Government agencies.....   4,496             635                                            5,131
State and municipals.........   1,052           6,534          $7,212         $25,084           39,882
Mortgage-backed securities...  14,440          19,315             238                           33,993
Equity securities............                                                   3,977            3,977
                              -------         -------          ------         -------         --------
  Total...................... $35,038         $30,004          $7,450         $29,061         $101,553
                              =======         =======          ======         =======         ========

Effective May 26, 1998, the Federal Financial Institutions Examination Council ("FFIEC") Supervisory Policy Statement on Investment Securities and End-User Derivatives Activities went into effect replacing the Supervisory Policy Statement on Securities Activities published February 3, 1992. This new statement is designed to ensure that bank management and Board of Directors know of the risk levels in investment portfolios and in new securities purchases as well as how these risks may impact the balance sheet. The statement also places the burden of establishing procedures to identify, measure, monitor and control portfolio risks on the bank's management. This means that each financial institution, while not required to change risk profiles, must determine the level and character of risks they will and can assume. Regulators require institutions to address two main directives in their internal procedures. First, risk assessment must be viewed. Under the new policy, institutions must address market, credit, liquidity, legal and operational risk when formulating their procedures. Each institution must also institute a risk management process to identify, measure, monitor and control risk. Once the financial institutions have these policies in place, regulators will evaluate each institution's effectiveness in complying with its own procedures.

LOAN PORTFOLIO:

Other than major money center financial institutions that invest more of their loan portfolios into commercial activities, loans to finance one-to-four family residential properties account for the predominant portion of bank lending activities. The housing market and the economic conditions that affect it are particularly significant to the Company's current and future financial viability as residential mortgage lending accounts for approximately two-thirds of its aggregate lending activities.

After three consecutive months of decline, housing starts throughout the United States recovered in June of 1998 as they rose by 5.6 percent compared to May of 1998. For June, new home and apartment constructions rose to a seasonally-adjusted annual rate of 1.6 million homes with all regions, except for the Northeast, sharing in the gain. This increase in housing starts for June was attributable to low mortgage interest rates, high consumer confidence and strong job income and growth. Mortgage rates have been favorable for consumers as the interest rate on 30-year mortgages was 7.0 percent at June 30, 1998. This is a significant improvement over the 7.5 percent 30-year mortgage rate at June 30, 1997. In June, the nation's consumer confidence index reached 137.6, its highest level in 29 years. Additionally, the 4.5 percent unemployment rate and a 4.2 percent increase in hourly wages compared to a year ago produced a favorable environment for housing starts. The June rebound and the effects of an unseasonably mild first quarter of 1998 accounted for a 10.3 percent increase in housing starts for the first half of 1998 as compared to the same period of 1997.


The composition of the Company's loan portfolio at June 30, 1998, and December 31, 1997, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                  JUNE 30,               DECEMBER 31,
                                                    1998                     1997
                                             AMOUNT         %         AMOUNT         %
----------------------------------------------------------------------------------------
Commercial, financial and others.......... $ 30,489       12.35%    $ 38,996      15.58%
Real estate:
  Construction............................    2,222        0.90        2,096       0.84
  Mortgage................................  184,524       74.77      180,123      71.98
Consumer, net.............................   29,560       11.98       29,012      11.60
                                           --------      ------     --------     ------
  Loans, net of unearned income...........  246,795      100.00%     250,227     100.00%
                                                         ======                  ======
Less: allowance for loan losses...........    3,889                    3,798
                                           --------                 --------
    Net loans............................. $242,906                 $246,429
                                           ========                 ========


The Company experienced a $3.4 million, or 2.8 percent annualized, decline in loan volumes for the six months ended June 30, 1998. The primary reason for the decrease was an $8.5 million decline in commercial loan volumes as $7.0 million in aggregate short-term loans to certain large Pennsylvania-based banks matured during the first quarter of 1998. As a percentage of total loans, net of unearned income, loans secured by residential properties accounted for 60.2 percent at June 30, 1998. Loan volumes for the Company averaged $245.8 million during the first half of 1998 compared to $238.2 million during the same period of 1997. The loan portfolio's tax-equivalent yield remained constant equaling 8.6 percent during the first half of 1997 and 1998. This yield, however, falls below the 8.8 percent experienced by the Company's peer group of 35 banks in Northeastern Pennsylvania. This variance was mainly attributed to the Company's implementation of pricing strategies in light of increased competition and a general reduction in lending rates. Management does not anticipate any wide fluctuations in loan yields for the remainder of 1998 if market rates remain stable and competition does not intensify. Management took a major step in alleviating competitive pressures during the second quarter, as it implemented a program to sell one-to-four family residential mortgage loans on the secondary market. This program allows the Company to offer more competitive interest rates on these types of loans. Many financial institutions relinquish servicing of mortgages upon their sales, however, the Company has chosen to maintain servicing the loan internally for customer convenience. The Company expects to facilitate loan demand through core deposit increases and loan and investment repayments.

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 30.5 percent of the lending portfolio is expected to reprice within the next twelve months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in attempting to reduce IRR in the loan portfolio.

The maturity and repricing information of the loan portfolio by major category at June 30, 1998, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO


                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
JUNE 30, 1998                        ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $15,445        $ 9,092       $  5,952    $ 30,489
Real estate:
  Construction.......................   2,222                                     2,222
  Mortgage...........................  22,524         54,664        107,336     184,524
Consumer, net........................  10,205         15,206          4,149      29,560
                                      -------        -------       --------    --------
    Total............................ $50,396        $78,962       $117,437    $246,795
                                      =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $27,536        $69,332       $102,287    $199,155
Floating or adjustable interest rates  47,640                                    47,640
                                      -------        -------       --------    --------
    Total............................ $75,176        $69,332       $102,287    $246,795
                                      =======        =======       ========    ========


ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at June 30, 1998 and 1997, are summarized as follows:


JUNE 30,                                                              1998        1997
--------------------------------------------------------------------------------------
United States......................................................... 4.5%        5.0%
Pennsylvania.......................................................... 4.3         5.3
Lackawanna county..................................................... 5.6         7.7
Susquehanna county.................................................... 4.1         7.3
Wayne county.......................................................... 4.9         7.4
Wyoming county........................................................ 6.3%        7.2%

National unemployment at June 30, 1998, was 4.5 percent while unemployment for the Commonwealth of Pennsylvania equaled 4.3 percent. For the Company's market area, unemployment rates, with the exception of Susquehanna county, remained above those experienced by the nation and the Commonwealth. All counties in the Company's market area did, however, follow the national and Commonwealth trends of lower unemployment rates. These improved economic conditions are reflected in the Company's
nonperforming asset levels.   At June 30, 1998, the Company's nonperforming
asset volumes equaled $4,026 or 1.6 percent of loans, net of unearned income, a $2,009 decline from the $6,035 or 2.4 percent of loans, net of unearned income, at December 31, 1997. The major components of this improvement were declines in accruing loans past due 90 days or more and nonaccrual loans.


Information concerning nonperforming assets at June 30, 1998, and December 31, 1997, is summarized in the following table. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS


                                                              JUNE 30,    DECEMBER 31,
                                                                1998         1997
--------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial, financial and others............................... $  170          $  197
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,171           2,063
Consumer, net..................................................     24              12
                                                                ------          ------
    Total nonaccrual loans.....................................  1,365           2,272
                                                                ------          ------
Restructured loans.............................................    181             189
                                                                ------          ------
    Total impaired loans.......................................  1,546           2,461
                                                                ------          ------

Loans past due 90 days or more:
Commercial, financial and others...............................    271             321
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,465           2,536
Consumer, net..................................................    243             312
                                                                ------          ------
    Total loans past due 90 days or more.......................  1,979           3,169
                                                                ------          ------
    Total nonperforming loans..................................  3,525           5,630
                                                                ------          ------
Foreclosed assets..............................................    501             405
                                                                ------          ------
    Total nonperforming assets................................. $4,026          $6,035
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   0.63%           0.98%
Nonperforming loans as a percentage of loans, net..............   1.43            2.25
Nonperforming assets as a percentage of loans, net.............   1.63%           2.41%

Accruing loans past due 90 days or more improved $1,190 from $3,169 at December 31, 1997, to $1,979 at June 30, 1998. Much of this improvement is due to the Company's increased collection efforts. There was also an improvement in the Company's nonaccrual loan levels. At June 30, 1998, the Company's nonaccrual loan volumes equaled $1,365, a $907 decline from the $2,272 reported at December 31, 1997. This positive change is almost entirely related to one commercial loan that was restored to accrual status during the first quarter of 1998 based on the customer's efforts to bring the loan current with respect to principal and interest as well as to comply with the contracted loan terms.

In comparison to the $4,085 in nonperforming assets recorded at March 31, 1998, the Company's nonperforming asset levels at June 30, 1998, remain relatively unchanged. Despite this unvarying volume, the Company's ratio of nonperforming assets to loans, net of unearned income, experienced a slight improvement from 1.69 percent to 1.63 percent at June 30, 1998. The same ratio for the Company's peer group equaled 1.23 percent at June 30, 1998. Based on the improving local economy and more stringent collection efforts, management expects additional improvement in its nonperforming loan levels for the second half of 1998. However, should there be a downturn in the local economic conditions, nonperforming asset levels may deteriorate as borrowers' ability to make timely loan payments may be hindered.

Information relating to the Company's recorded investment in impaired loans at June 30, 1998, and December 31, 1997, is summarized as follows:


                                                              JUNE 30,     DECEMBER 31,
                                                                1998           1997
---------------------------------------------------------------------------------------
Impaired loans:
With a related allowance....................................... $1,365           $2,272
With no related allowance......................................    181              189
                                                                ------           ------
  Total........................................................ $1,546           $2,461
                                                                ======           ======

Impaired loans include a $181 restructured loan to one commercial customer. This loan continued to perform in accordance with its modified terms during the first half of 1998.

The analysis of changes affecting the allowance for loan losses related to impaired loans at June 30, 1998, is summarized as follows:


                                                                               JUNE 30,
                                                                                 1998
---------------------------------------------------------------------------------------
Balance at January 1.............................................................. $541
Provision for loan losses.........................................................    2
Loans charged-off.................................................................   52
Loans recovered...................................................................    8
                                                                                   ----
Balance at period-end............................................................. $499
                                                                                   ====


Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 1998 and 1997, are summarized as follows:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                  1998        1997       1998      1997
---------------------------------------------------------------------------------------
Gross interest due under terms................. $   54      $   32     $   88    $   66
Interest income recognized.....................     44           1         64         4
                                                ------      ------     ------    ------
Interest income not recognized................. $   10      $   31     $   24    $   62
                                                ======      ======     ======    ======

Interest income recognized (cash-basis)........ $   44      $    1     $   64    $    4
Average recorded investment in  impaired loans. $2,382      $1,516     $2,365    $1,501

Cash received on impaired loans applied as a reduction of principal totaled $210 for the six months ended June 30, 1998, and $119 for the same period of 1997. For the quarter ended June 30, 1998, cash receipts on impaired loans equaled $167 as compared to $45 for the quarter ended June 30, 1997. No commitments to extend additional funds to these parties existed at June 30, 1998. For the Company's peer group, the impaired loans as a percentage of loans, net of unearned income, ratio equaled 0.76 percent while its nonperforming loans as a percentage of loans, net of unearned income, ratio was 1.23 percent at June 30, 1998.

The allowance for loan losses account is established through charges to earnings as a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account with any subsequent recoveries being credited to the account. Nonaccrual, restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted. Consumer loans are considered losses when they are 120 days past due, except those expected to be recovered through insurance or collateral disposition proceeds. Under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Management uses historical loss experience as a starting point for evaluating the adequacy of the Company's allowance account. However, it also considers a number of relevant factors that would likely cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. These factors include, among others, changes in: (i) lending policies and procedures; (ii) economic conditions; (iii) nature and volume of the portfolio; (iv) loan review system; (v) volumes of past due and classified loans; (vi) concentrations; (vii) borrowers' financial status; and (viii) collateral value.

In addition to management's assessment, various regulatory agencies, as an integral part of their routine annual examination process, review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance, beyond normal monthly provisions, based on their judgments concerning information available to them at the time of their examination. No such charge was deemed necessary upon the conclusion of the latest examination during the third quarter of 1997, as regulators considered the Company's allowance for loan losses account adequate based on risk characteristics and size of the loan portfolio. Upon reviewing the 1997 report, management was unaware of any significant recommendation with respect to the loan portfolio that would materially affect future liquidity or capital resources.

Management utilizes the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan and Lease Losses in assessing the adequacy of its allowance for loan losses account. The policy statement provides guidance on the nature and purpose of the allowance, related responsibilities of management and examiners, loan review systems and international transfer risk matters. The analytical tool for assessing the reasonableness of the allowance for loan losses account included in this policy statement has been used on a consistent basis by the Company since the first quarter of 1994. The tool involves a comparison of the reported loss allowance against the sum of specified percentages, based on industry averages, applied to certain loan classifications. Management considered the Company adequately reserved at June 30, 1998, based on the results of this regulatory calculation. Management, however, will continue to perform a thorough analysis of the Company's loan portfolio since the calculation does not take into account differences between institutions, their portfolios, and their underwriting, collection and credit-rating policies.

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

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                                        JUNE 30,          DECEMBER 31,
                                                         1998                1997
                                                    ---------------     --------------
                                                           CATEGORY           CATEGORY
                                                               AS A               AS A
                                                               % OF               % OF
                                                    AMOUNT    LOANS     AMOUNT   LOANS
--------------------------------------------------------------------------------------
Commercial, financial and others................... $1,360    12.35%    $1,322   15.58%
Real estate:
  Construction.....................................            0.90               0.84
  Mortgage.........................................  1,290    74.77      1,277   71.98
Consumer, net......................................  1,239    11.98      1,199   11.60
                                                    ------   ------     ------  ------
    Total.......................................... $3,889   100.00%    $3,798  100.00%
                                                    ======   ======     ======  ======


A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 1998, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                              JUNE 30,
                                                                                1998
--------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period............................... $3,798
Loans charged-off:
Commercial, financial and others...............................................    103
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     51
Consumer, net..................................................................     91
                                                                                ------
    Total......................................................................    245
                                                                                ------

Loans recovered:
Commercial, financial and others...............................................     53
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     34
Consumer, net..................................................................     39
                                                                                ------
    Total......................................................................    126
                                                                                ------
Net loans charged-off..........................................................    119
                                                                                ------
Provision charged to operating expense.........................................    210
                                                                                ------
Allowance for loan losses at end of period..................................... $3,889
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding............   0.05%
Allowance for loan losses as a percentage of period end loans.................   1.58%


At June 30, 1998, the allowance for loan losses account was $3,889 and equaled 1.58 percent of loans, net of unearned income, as compared to $3,885 and 1.61 percent of loans, net of unearned income, at March 31, 1998. The allowance remained relatively unchanged compared to the first quarter of 1998 as a $101 increase in net chargeoffs for the quarter was offset by the Company's continued monthly provisions to the account. With respect to nonperforming loans, the allowance account covered 110.3 percent at June 30, 1998, and 107.4 percent at March 31, 1998. Relative to all nonperforming assets, the allowance account covered 96.6 percent at June 30, 1998, and 95.1 percent at March 31, 1998. For the Company's peer group, the allowance covered 113.4 percent of all nonperforming assets.

The Company evaluates past due loans that have not been satisfied through repossession, foreclosure or related actions, individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net chargeoffs for the six months ended June 30, 1998, totaled $119 compared to net chargeoffs of $222 for the same period of 1997.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 1998, and June 30, 1997, are summarized as follows:

DEPOSIT DISTRIBUTION

                                                  JUNE 30,               JUNE 30,
                                                    1998                   1997
                                              -----------------      -----------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
--------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....................... $ 16,773      3.03%    $ 15,765      3.06%
NOW accounts................................   20,825      2.18       18,218      2.16
Savings accounts............................   64,237      2.61       65,583      3.03
Time less than $100.........................  174,689      5.64      161,314      5.70
Time $100 or more...........................   23,477      5.91       32,193      6.09
                                             --------               --------
  Total interest-bearing....................  300,001      4.63%     293,073      4.78%
Noninterest-bearing.........................   30,754                 26,610
                                             --------               --------
  Total deposits............................ $330,755               $319,683
                                             ========               ========


The Company's deposit volumes at June 30, 1998, totaled $338.4 million, a $9.4 million increase compared to the $329.0 million recorded at March 31, 1998. This marked a reversal from the $3.4 million decline experienced in the first quarter of 1998. This turnaround was primarily due to increases in commercial interest checking accounts and time deposits $100 or more held by local school districts. The Company's deposit volumes averaged $330.8 million for the first half of 1998, as compared to $319.7 million for the same period of 1997. The cost of interest-bearing deposits declined to 4.63 percent for the six months ended June 30, 1998, compared to 4.78 percent for the same period in 1997. This improvement was a result of the Company's continuing effort to bring funds costs to a more acceptable level through pricing strategies. The Company may experience a negative effect on its cost of funds for the second half of 1998 related to competitive pressures, however these pressures may be alleviated by the Company's fixed-rate annuity program that was implemented during the fourth quarter of 1997.

Through building its noninterest-bearing deposit base, the Company can reduce its funds cost. Average volumes of noninterest-bearing deposits increased from $26.6 million for the six months ended June 30, 1997, to $30.8 million for the comparable period of 1998. As a percentage of average aggregate deposits, such deposits accounted for 9.3 percent during the first half of 1998 compared to 8.3 percent for the same period in 1997.

Volatile deposits, time deposits in denominations of $100 or more, increased from $20.8 million at December 31, 1997, to $25.6 million at June 30, 1998. The primary source of this increase is related to the aforementioned school district deposits. The Company's average cost of these deposits declined slightly to 5.9 percent for the first half of 1998 from 6.1 percent for the same period of 1997.

Maturities of time deposits of $100 or more for June 30, 1998, and December 31, 1997, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                               JUNE 30,    DECEMBER 31,
                                                                 1998          1997
---------------------------------------------------------------------------------------
Within three months.........................................    $ 5,343         $ 3,195
After three months but within six months....................      6,484           2,819
After six months but within twelve months...................      6,065           6,334
After twelve months.........................................      7,673           8,484
                                                                -------         -------
  Total.....................................................    $25,565         $20,832
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

The Company's interest rate sensitivity gap position, illustrating RSA and RSL at their related carrying values, is summarized in the table that follows. The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Variable-rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows, assuming there is no change in the current interest rate environment.

INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
JUNE 30, 1998                   THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $ 8,406           $ 26,632         $ 30,004        $  36,511    $101,553
Loans, net of unearned income.......  52,365             22,811           69,332          102,287     246,795
Federal funds sold..................  11,725                                                           11,725
                                     -------           --------         --------        ---------    --------
  Total............................. $72,496           $ 49,443         $ 99,336        $ 138,798    $360,073
                                     =======           ========         ========        =========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 17,383                                      $ 17,383
NOW accounts........................                     22,597                                        22,597
Savings accounts....................                                    $ 64,819                       64,819
Time deposits less than $100........ $33,803             53,963           88,099        $     410     176,275
Time deposits $100 or more..........   5,343             12,549            7,673                       25,565
Long-term debt......................       1                  1                8               32          42
                                     -------           --------         --------        ---------    --------
  Total............................. $39,147           $106,493         $160,599        $     442    $306,681
                                     =======           ========         ========        =========    ========

Rate sensitivity gap:
  Period............................ $33,349           $(57,050)        $(61,263)       $ 138,356
  Cumulative........................ $33,349           $(23,701)        $(84,964)       $  53,392    $ 53,392

RSA/RSL ratio:
  Period............................    1.85               0.46             0.62           314.02
  Cumulative........................    1.85               0.84             0.72             1.17        1.17


At June 30, 1998, the Company's one year RSA/RSL ratio improved to 0.84 compared to 0.82 at March 31, 1998. Based upon the Company's Asset/Liability Management Policy guidelines, this ratio falls within the
0.7 and 1.3 deemed by management to be acceptable. Larger volumes of investments and loans maturing or repricing within one year partially offset by increases in time deposits less than $100 and time deposits $100 or more maturing or repricing in the same timeframe were the major factors influencing this improvement. The Company's investments maturing or repricing within one year increased $11.8 million at June 30, 1998, compared to March 31, 1998. Proceeds from maturing investments were reinvested into short-term MBS of U.S. Government agencies in order to better position the Company to fund future loan demand. The Company also experienced an increase in loans maturing or repricing within one year. At June 30, 1998, the Company had $75.2 million in loans scheduled to mature or reprice within one year. This marks a $6.5 million increase over the $68.7 million reported at March 31, 1998. Continued favorable borrowing conditions led the Company to shift excess funds not used for investment purchases into shorter-term loans in order to satisfy demand. As a partial offset to the positive investment and loan effects, the Company experienced increases in time deposits less than $100 and time deposits $100 or more maturing or repricing within one year. The total increase in certificate of deposit products at June 30, 1998, compared to March 31, 1998, equaled $10.6 million. With the narrowing margin between long-term and short-term interest rates, prevalent since the early part of 1997, customers began to chose more liquidity in their investing while sacrificing little return.

The Company's three-month ratio also improved, rising to 1.85 at June 30, 1998, from 1.81 at March 31, 1998. This change is explained by increases of $1.5 million in investment securities and $2.1 million in loans coupled with a decrease of $1.5 million in time deposits less than $100.

According to the results of the static gap report, the Company was liability rate-sensitive for the cumulative one-year period. This indicates that should general market rates increase, the likelihood exists that net interest income would be adversely affected. Conversely, a decline in general market rates would likely have a favorable effect on net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 1998, produced results contrary to those indicated by the one-year static gap position. Should a parallel and instantaneous rise in interest rates of 100 basis points occur, net interest income should increase 2.3 percent. Conversely, a 100 basis point decline in interest rates would result in a 2.3 percent decrease in net interest income.

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

The Company continued to improve its liquidity during the second quarter of 1998 as compared to the first quarter. The best illustrations of this improvement are the Company's net noncore funding dependence and net short-term noncore funding dependence ratios. The net noncore funding dependence ratio is defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets. The net short-term noncore funding dependence ratio is defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets. At June 30, 1998, the Company's net noncore funding dependence ratio equaled negative 6.7 percent. This same ratio was negative 5.2 percent at March 31, 1998. The Company's net short-term noncore funding dependence ratio totaled negative 9.2 percent at June 30, 1998. At March 31, 1998, this ratio equaled negative 8.3 percent. At June 30, 1998, the Company's peer group reported a net noncore funding dependence ratio of 7.8 percent and a net short-term noncore funding dependence ratio of 2.2 percent. Management believes that maintaining adequate volumes of short-term investments and remaining competitive in pricing medium-term certificates of deposit will help these ratios to continue their improvement. Maintaining a large volume of core deposits is important in keeping a sound liquidity position. Core deposits are important as they represent a stable and relatively low-costing source of funds.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, increased $5.9 million over the first six months of 1998. Net cash provided by operating activities totaled $3.2 million, primarily from the Company's recognition of $2.2 million in net income for the first half of 1998.

For the six months ended June 30, 1998, net cash provided by investing activities totaled $6.6 million and was the Company's primary source of the net cash inflow. The major component of this increase was $23.2 million in repayments on investments with a net decrease of $3.2 million in lending activities contributing to a lesser degree.

Partially offsetting the net cash inflows from operating and investing activities was a $3.9 million net cash outflow from financing activities. The primary cause of this reduction was the repayment of a short-term FHLB-Pgh advance of $9.6 million. Partially offsetting the cash outflows related to this loan was an increase of $6.0 million in the Company's deposits primarily from additional school district funds.

CAPITAL ADEQUACY:

For the first six months of 1998, the Company's stockholders' equity improved $2.4 million compared to year-end 1997. The components of this increase were net income of $2,150 for the first half of 1998, partially offset by cash dividends of $213 and a $415 positive change in the unrealized gain on available-for-sale securities. Based on the its ongoing efforts in improving the investment portfolio's quality, composition and structure, the Company has reduced is susceptibility to market depreciation on available-for-sale securities resulting from interest rate changes.

The Company declared a $154 or $.07 per share dividend for the second quarter of 1998. Total dividends declared during the first half of 1998 were $309 or $0.14 per share, marking a 17.0 percent increase compared to the first half of 1997. As a percentage of net income, dividends declared for the six months ended June 30, 1998, equaled 14.4 percent. It is the present intention of the Company's Board of Directors that dividends will be paid in the future. However, the following factors, among others, may affect these decisions: (i) operating results; (ii) financial and economic decisions; (iii) capital needs; (iv) growth objectives; and (v) appropriate dividend restrictions related to the Company.

Management attempts to assure capital adequacy by monitoring the current and projected positions of the Company to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. A recent history of bank failures prompted regulatory agencies to adopt minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. On June 4, 1998, the FRB issued a final rule, which became effective June 30, 1998, amending the Tier I leverage capital standard for bank holding companies. Under the new regulation, bank holding companies that are either rated composite "1" under the BOPEC rating system or those that have implemented the FRB's risk-based capital market risk measure, must maintain a Leverage ratio, Tier I capital to total average assets less intangibles, of at
least 3.0 percent.   For all other bank holding companies, a Leverage ratio
of 4.0 percent must be maintained. For institutions with supervisory, financial, operational or managerial weaknesses or those anticipating or experiencing significant growth, higher-than-minimum capital ratios are required. The Company's minimum ratio of Tier I capital to adjusted total average assets was 4.0 percent at June 30, 1998 and 1997. Other minimum capital ratio requirements are a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of
8.0 percent. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

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

The Company's capital ratios at June 30, 1998 and 1997, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") are summarized as follows:

RISK-ADJUSTED CAPITAL

                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                          ------------------------------------------------------------------
JUNE 30                                       1998      1997       1998         1997         1998       1997
------------------------------------------------------------------------------------------------------------
BASIS FOR RATIOS:
Tier I capital to risk-adjusted assets... $ 32,815  $ 30,782    $ 7,749      $ 7,505      $11,624    $11,257
Total capital to risk-adjusted assets....   35,255    33,146     15,499       15,010       19,374     18,762
Tier I capital to total average assets
 less goodwill...........................   32,815    30,782    $14,700      $14,126      $18,376    $17,658

Risk-adjusted assets.....................  186,531   180,494
Risk-adjusted off-balance sheet items....    7,204     7,129
Average assets for Leverage ratio........ $367,512  $353,161

RATIOS:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items...................................    16.9%     16.4%       4.0%         4.0%         6.0%       6.0%

Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items.................    18.2      17.7        8.0          8.0         10.0       10.0

Tier I capital as a percentage of total
 average assets less goodwill............     8.9%      8.7%       4.0%         4.0%         5.0%       5.0%


The Company exceeded all relevant regulatory capital measurements at June 30, 1998, and was considered well capitalized. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent.
The Company continues to improve its capital level as illustrated by the
positive change in its Leverage ratio.   At June 30, 1998, the Company's
Leverage ratio equaled 8.9 percent as compared to 8.7 percent at March 31, 1998. This ratio also exceeds the 8.6 percent recorded at December 31, 1997.



REVIEW OF FINANCIAL PERFORMANCE:

The Company reported net income of $1,080 or $0.49 per share for the second quarter of 1998, bringing total earnings for the year to $2,150 or $0.98 per share. This marks a $70 or 3.2 percent decline compared to the $2,220 in net income earned for the same period of 1997. For the first half of 1998, the Company's return on average assets equaled 1.17 percent while its return on average equity equaled 11.65 percent. For the same period of 1997, the Company reported a return on average assets ratio of 1.26 percent and a return on average equity ratio of 14.00 percent. The slight decline in the Company's income levels is primarily attributed to a one-time addition to noninterest income in 1997 related to a litigation settlement awarded to the Company's wholly-owned subsidiary, Community Bank and Trust Company ("Community Bank"), with respect to its business relationship with a securities broker prior to 1995. This one-time addition to noninterest income had a $148.5 positive effect on 1997 earnings after applicable legal fees and income taxes. Another component contributing to the decline was higher levels of noninterest expenses related to the Company's recently acquired Eynon and Factoryville branches, which opened as Community Bank branches during the final quarter of 1997. Improvements in net interest income assisted the Company in lessening the impact of the aforementioned changes.

In its preparation for the Year 2000 ("Y2K"), management is in the process of an enterprise-wide program to address the effects of this date change on the Company. In summary, the Y2K issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This may result in a system failure or in miscalculations causing a disruption in operations that may include, among other things, a temporary inability to process transactions or engage in normal business activities. An extensive internal assessment of all operational systems, including all date-sensitive materials, has been made to identify the Company's exposure to the Y2K issue.

The Company, dependent on third party providers for their data processing software, strives to remain current in software technology. This practice has mitigated the Company's exposure to the Y2K problem. A number of the Company's mission critical software applications are currently Y2K compliant. The major operating systems are either currently Y2K compliant or will be Y2K compliant by the end of 1998. Significant testing has been completed on all software and hardware designated as Y2K compliant to ensure that this is the case. As other applications become compliant during 1998, future testing will be conducted. Based on its assessments, the Company estimates that it will spend $100 to become fully compliant. The Y2K problem is not expected to have a material adverse affect on the Company's products, services or competitive position. Moreover, compliance with the Y2K problem is not reasonably likely to affect the Company's future financial results or cause the reported financial information not to be necessarily indicative of future operating results or financial position. Management presently believes that with modifications to the existing software and conversions to new software, the Y2K problem can be mitigated.

NET INTEREST INCOME:

The major source of the Company's operating income is derived from net interest income. Net interest income is defined as the excess amount of interest and fees on loans and other investments over interest expense incurred on deposits and other funding sources used to support these assets. Net interest margin is the percentage of net interest income on a tax-equivalent basis to average earning assets. Variations in volumes and rates of earning assets and liabilities, in response to changes in general market rates, are the primary factors affecting net interest income. Net interest income levels are also influenced by the composition of earning assets and interest-bearing liabilities as well as the level of nonperforming assets.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                         1998 VS. 1997              1998 VS. 1997
                                       INCREASE (DECREASE)        INCREASE (DECREASE)
                                         ATTRIBUTABLE TO            ATTRIBUTABLE TO
                                      ---------------------      ---------------------
                                      TOTAL                      TOTAL
                                      CHANGE   RATE  VOLUME      CHANGE   RATE  VOLUME
                                      ------   ----  ------      ------   ----  ------
Interest income:
Loans:
  Taxable............................. $ 164  $ (16) $  180       $ 463  $  57  $  406
  Tax-exempt..........................   (47)           (47)        (64)    16     (80)
Investments:
  Taxable.............................    11     63     (52)         40    123     (83)
  Tax-exempt..........................           23     (23)        (11)   (56)     45
Federal funds sold....................    89     (1)     90         136      2     134
                                       -----  -----  ------       -----  -----  ------
    Total interest income.............   217     69     148         564    142     422
                                       -----  -----  ------       -----  -----  ------
Interest expense:
Money market accounts.................     5     11      (6)         13     (3)     16
NOW accounts..........................    13             13          30      2      28
Savings accounts......................   (88)   (80)     (8)       (154)  (134)    (20)
Time deposits less than $100..........   127     82      45         328    (48)    376
Time deposits $100 or more............  (114)   (16)    (98)       (285)   (28)   (257)
Other-term borrowings.................            1      (1)          6     (1)      7
                                       -----  -----  ------       -----  -----  ------
    Total interest expense............   (57)    (2)    (55)        (62)  (212)    150
                                       -----  -----  ------       -----  -----  ------
    Net interest income............... $ 274  $  71  $  203       $ 626  $ 354  $  272
                                       =====  =====  ======       =====  =====  ======

The Company's net interest income on a tax-equivalent basis improved $626 from $6,527 for the first half of 1997 to $7,153 for the same period of
1998.   The primary cause of this increase came from the Company's improved interest spread combined with the growth in average earning assets volumes exceeding the growth in average interest-bearing liability volumes. For the first six months of 1998, the Company's average, tax-equivalent interest rate on earning assets equaled 8.05 percent, an eleven basis point increase over the 7.94 percent recorded one year earlier. This improvement accounted for a $142 positive rate variance related to earning asset yields. Loan and taxable investment yields were the major contributors to the improvement. During the six months ended June 30, 1998, the Company's average loan yield equaled 8.62 percent, marking an improvement over the
8.56 percent reported for the same period of 1997. This accounted for a $73 positive rate variance related to loans. The Company's yield on investments improved 26 basis points to 6.86 percent for the first half of
1998 compared to 6.60 percent for the same period of 1997.   This led to a
$67 positive change related to investment yields. During the first six months of 1998, the Company effectively reduced its cost of funds. The Company's overall rate paid on interest-bearing liabilities for the first half of 1998 improved to 4.63 percent, a 15 basis point improvement compared to the 4.78 percent rate paid for the same period of 1997. The major contributors to this improvement were reduced rates paid on savings accounts and on time deposits less than $100. The Company's rate paid on savings accounts equaled 2.61 percent for the first half of 1998, a 42 basis point reduction from the 3.03 percent paid one year earlier. This accounted for a $134 positive variance related to savings rates. An improvement in the Company's rate paid on time deposits less than $100 also contributed to the lower cost of funds, to a lesser degree. The Company's interest rate paid on time deposits less than $100 for the six months ended June 30, 1998, equaled 5.64 percent, an improvement over the 5.70 percent rate paid for the same period of 1997, and accounted for a $48 improvement related to interest rates paid on this type of deposit.

During the first half of 1998, the Company also experienced an improvement in its net average earning assets to average interest-bearing liability volumes. Overall, the Company's net interest income improved $272 related to volumes. The Company's average earning assets grew $9.6 million to $351.8 million for the first six months of 1998, from $342.2 million for the same period of 1997. This increase was above the $7.1 million increase in average interest-bearing liabilities from $293.1 million for the first half of 1997 to $300.3 million for the same period of 1998. Greater loan volumes and reduced volumes of time deposits $100 or more, partially offset by larger volumes of time deposits less than $100, were the main causes of this positive variance. For the first six months of 1998, the Company's average loan volumes totaled $245.8 million, a $7.6 million or 3.2 percent increase over the $238.2 million for the same period of 1997. This change accounted for a $326 favorable variance in interest income related to loan volumes. For the six months ended June 30, 1998, the Company's time deposits $100 or more averaged $23.5 million, an $8.7 million decline compared to the $32.2 million recorded one year earlier. This change came as the Company became less aggressive in competing for this type of deposit in its efforts to better control its overall deposit costs and accounted for a $257 positive variance related to average volumes of time deposits $100 or more. Partially offsetting the positive effects of the greater loan volumes and reduced volumes of time deposits over $100, was an increase in average volumes of time deposits less than $100. For the first half of 1998, the Company's time deposits less than $100 averaged $174.7 million, a $13.4 million increase compared to the $161.3 million for the same period of 1997. This had a negative effect of $376 on net interest income related to time deposit less than $100 volumes.

For the quarter ended June 30, 1998, net interest income on a tax-equivalent basis increased $274 compared to the same period of 1997. Circumstances similar to those given for the six month period provide the reasons for this favorable change. A greater net interest spread and a growth of average earning assets occurring at a quicker pace than the growth of average interest-bearing liabilities were the main causes of the positive influence for the comparable second quarters of 1998 and 1997.

Management expects increased loan volumes and investment yields along with greater controls on funds costs to positively affect net interest income. However, should general market rates increase or competition in deposit-gathering intensify, net interest income levels may be hindered. Additionally, management is aware that any deterioration in local employment conditions that may result in higher nonaccrual loan levels may also have a dilutive effect on any positive net interest income changes.

Net interest income for major categories of earning assets and interest-bearing liabilities for the six months ended June 30, 1998 and 1997, are summarized as follows:

SUMMARY OF NET INTEREST INCOME

                                                        JUNE 30, 1998                   JUNE 30, 1997
                                                ---------------------------     ---------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                -------  --------  --------     -------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $238,503   $10,204      8.63%   $228,967   $ 9,741      8.58%
  Tax-exempt..................................    7,291       301      8.33       9,197       365      8.00
Investments:
  Taxable.....................................   57,006     1,694      5.99      60,737     1,654      5.49
  Tax-exempt..................................   38,717     1,562      8.14      37,886     1,573      8.37
Federal funds sold............................   10,313       284      5.55       5,431       148      5.50
                                               --------   -------              --------   -------
    Total earning assets......................  351,830    14,045      8.05%    342,218    13,481      7.94%
Less:  allowance for loan losses..............    3,904                           3,905
Other assets..................................   22,861                          16,231
                                               --------                        --------
    Total assets.............................. $370,787                        $354,544
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 16,773       252      3.03%   $ 15,765       239      3.06%
NOW accounts..................................   20,825       225      2.18      18,218       195      2.16
Savings accounts..............................   64,237       832      2.61      65,583       986      3.03
Time deposits less than $100..................  174,689     4,886      5.64     161,314     4,558      5.70
Time deposits $100 or more....................   23,477       688      5.91      32,193       973      6.09
Short-term borrowings.........................      212         7      6.66          29         1      6.95
Long-term debt................................       43         2      9.38          46         2      8.77
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  300,256     6,892      4.63%    293,148     6,954      4.78%
Noninterest-bearing deposits..................   30,754                          26,610
Other liabilities.............................    2,561                           2,804
Stockholders' equity..........................   37,216                          31,982
                                               --------   -------              --------   -------
    Total liabilities and stockholders' equity $370,787     6,892              $354,544     6,954
                                               ========   -------              ========   -------
    Net interest/income spread................            $ 7,153      3.42%              $ 6,527      3.16%
                                                          =======                         =======
    Net interest margin.......................                         4.10%                           3.85%
Tax equivalent adjustments:
Loans.........................................            $   102                         $   124
Investments...................................                531                             535
                                                          -------                         -------
    Total adjustments.........................            $   633                         $   659
                                                          =======                         =======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $3,047 for the first half of 1998 and $778 for the first half of 1997 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory rate of 34.0 percent.

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

For the six month period ended June 30, 1998, the Company's loan loss provision totaled $210, a $60 increase over the $150 provision for the same period of 1997. For the second quarter of 1998, the Company's loan loss provision equaled $105, which was $30 above the $75 recorded for the second quarter of 1997. Despite the improvement in nonperforming assets levels and the moderating loan demand, management believes that maintaining a standard monthly charge to operations in the form of a provision is warranted. Management will consider adjusting this provision during the remainder of 1998 if loan demand intensifies or if a deterioration in nonperforming asset levels occurs.

NONINTEREST INCOME:

For the first half of 1998, the Company recorded noninterest income of $729, a $283 or 28.0 percent decrease compared to the same period of 1997. The decline is a result of the Company recording nonrecurring gains in 1997. During the second quarter of 1997, the Company received $250 from the aforementioned lawsuit against a securities broker. Another component of this decline was related to other real estate activity in 1997. During the first half of 1997, the Company sold four properties totaling $330 with net
gains of $50 being realized on these sales.   For the same period of 1998,
the Company sold two properties totaling $58 with a net loss of $9 being recorded on the sales. Partially offsetting the negative effects on noninterest income related to the litigation settlement and other real estate activity was an increase in service charges, fees and commissions. For the six months ended June 30, 1998, the Company recorded service charges, fees and commissions of $738, a $26 or 3.7 percent increase over the $712 recorded for the same period one year earlier.

For the quarter ended June 30, 1998, noninterest income totaled $376 as compared to $599 for the same period of 1997. This decrease is explained by the 1997 proceeds of the lawsuit.

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

For the six months ended June 30, 1998, the Company's noninterest expense totaled $4,336, an increase of $402 or 10.2 percent as compared to the same period last year. With respect to its operating efficiency, the Company's net overhead to average assets ratio rose slightly to 2.0 percent for the first half of 1998 compared to 1.8 percent for the same period of 1997. Despite the increase, this level continues to outperform the 2.7 percent overhead ratio experienced by the Company's peer group. A company can also measure its efficiency with the operating efficiency ratio. This ratio is defined as a company's noninterest expense, excluding other real estate expense, as a percentage of net interest income and noninterest income less nonrecurring gains and losses. The Company's operating efficiency ratio for the first six months of 1998 was 59.4 percent compared to 59.1 percent for the same period of 1997. The primary causes of this minimal adverse change are the higher noninterest expense levels related to the Company's Eynon and Factoryville offices that were acquired during the fourth quarter of 1997.

Low unemployment and growing healthcare costs led to higher labor costs paid by the nation's employers during the second quarter of 1998. For the quarter, the employment cost index rose 0.9 percent after rising 0.7 percent in the first quarter. This rise is primarily due to higher healthcare costs as the cost-saving gains related to the advent of managed healthcare may have been realized. With the moderation in the national economy, labor costs are not expected to fluctuate much during the second half of 1998.

Salaries and benefits account for the primary portion of the Company's noninterest expense. For the first half of 1998, these expenses totaled $2,203 or 50.8 percent of all noninterest expenses. This marked an increase over the $2,022 in salaries and benefits expenses experienced for the same period of 1997. This increase was primarily due to personnel performance appraisals in the form of merit increases with the remainder of the increase being attributed to additional staffing to operate the Eynon and Factoryville branches.

Aggregate net occupancy and equipment expenses totaled $657 for the six months ended June 30, 1998, marking a $57 or 9.5 percent increase over the same period of 1997. This increase is primarily due to depreciation related to the Eynon and Factoryville branch acquisitions as well as expenses related to meeting the Company's Y2K requirements. On January 2, 1998, the Company acquired land in Clarks Summit, Pennsylvania at a cost of $1.2 million. This land will be used to construct a new administrative center and branch facility for the Company. This project should be completed during the first quarter of 1999 at an estimated aggregate cost of $4.0 million. The Company will fund this project through normal operations.

During the first half of 1998, the Company incurred other noninterest expenses of $1,476, a $164 or 12.5 percent increase over the same period of
1997.   The primary source of this increase comes from the amortization of the core deposit intangible obtained in the Eynon and Factoryville branch acquisitions. Through the six months ended June 30, 1998, the Company's core deposit intangible expense equaled $136.

On June 19, 1998, the Federal Deposit Insurance Corporation ("FDIC") issued a press release announcing that existing insurance premiums would be retained for the second half of 1998. Risk-related assessment rates for both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") were kept in the 0 to 27 basis point range on an annual basis. It was noted by the FDIC that: (i) over 95.0 percent of all BIF-member institutions pay no premiums as they are in the lowest risk category. Of these same institutions, only 0.1 percent fall into the 27 cents per 100 dollars insurance premium category. The average annual assessment rate for all BIF-member institutions is projected at 0.08 cents per 100 dollars. The FDIC-approved rate schedule is expected to maintain the BIF's reserve ratio above the Congressional mandated 1.25 percent through December 31, 1998; (ii) approximately 92.0 percent of all SAIF-member institutions pay no premiums. The average annual assessment rate is estimated to be 0.29 cents per 100 dollars, which is expected to maintain SAIF reserves over the mandated 1.25 percent ratio; (iii) a separate levy will be assessed on all FDIC-insured institutions to bear the cost of the bonds sold by the Finance Corporation ("FICO") between 1987 and 1989 in support of the former Federal Savings and Loan Insurance Corporation. The 1996 law requires the FICO rate on BIF-assessable deposits to equal one-fifth the rate for SAIF-assessable deposits until January 1, 2000, or earlier if the two funds merge.

For the quarter ended June 30, 1998, the Company experienced a $155 or 7.6 percent increase in noninterest expenses of as compared to the same period of 1997. The reasons for the quarterly changes are similar to those presented for the year-to-date changes.

Major components of noninterest expenses for the three months and six months ended June 30, 1998 and 1997 are summarized as follows:

NONINTEREST EXPENSES

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                  1998       1997        1998      1997
---------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes..................... $  942     $  849      $1,877    $1,673
Employee benefits..............................    167        186         326       349
                                                ------     ------      ------    ------
  Salaries and employee benefits expense.......  1,109      1,035       2,203     2,022
                                                ------     ------      ------    ------

Net occupancy and equipment expense:
Net occupancy expense..........................    132        140         270       300
Equipment expense..............................    173        160         387       300
                                                ------     ------      ------    ------
  Net occupancy and equipment expense..........    305        300         657       600
                                                ------     ------      ------    ------

Other noninterest expenses:
Marketing expense..............................     78         96         129       144
Other taxes....................................     70         59         133       130
Stationery and supplies........................     94         80         181       178
Contractual services...........................    223        254         446       440
Insurance including FDIC assessment............     18         21          37        41
Other..........................................    309        206         550       379
                                                ------     ------      ------    ------
  Other noninterest expenses...................    792        716       1,476     1,312
                                                ------     ------      ------    ------
    Total noninterest expense.................. $2,206     $2,051      $4,336    $3,934
                                                ======     ======      ======    ======

INCOME TAXES:

For the first half of 1998, the Company reported tax expense of $553 , an effective tax rate of 20.5 percent. For the same period of 1997, the Company reported tax expense of $576, an effective tax rate of 20.6 percent. Additionally, the Company reported tax expense of $277, a rate of
20.4 percent, for the second quarter of 1998 compared to $312, a rate of
21.2 percent, for the second quarter of 1997. The lower comparative rates in 1998 resulted from less net income before taxes compared to 1997. Management expects the Company's effective tax rate to remain stable for the second half of 1998 by emphasizing income on tax-exempt investments and loans while also using investment tax credits available through its investment in a residential housing program for elderly and low- to moderate-income families.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          NONE

Item 2.   Changes in Securities
          NONE

Item 3.   Defaults of Senior Securities
          NONE

          Item 4. Submission of Matters to a Vote of Security Holders at the Company's annual meeting of stockholders held on June 12, 1998, for which proxies were solicited pursuant to Section 14 under the Securities Exchange Act of 1934, the following matters were voted upon by the stockholders.

          1. To elect ten directors to serve for a one-year term and until their successors are duly elected and qualified.

          All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

          Nominee                      For               Against
          -------                 -------------        ----------
          David L. Baker          1,797,861.615         4,001.975
          William F. Farber, Sr.  1,793,601.085         8,262.505
          Judd Fitze              1,801,863.590          -------
          John P. Kameen          1,801,863.590          -------
          Erwin T. Kost           1,797,863.590         4,000.000
          William B. Lopatofsky   1,801,863.590          -------
          J. Robert McDonnell     1,801,863.590          -------
          Joseph P. Moore, Jr.    1,801,263.590           600.000
          Theodore W. Porosky     1,778,553.590        23,310.000
          Eric Stephens           1,798,463.590         3,400.000

          2. To ratify the selection of Kronick, Kalada Berdy & Co. of Kingston, Pennsylvania, Certified Public Accountants, as the independent auditors for the year ending December 31, 1998. The votes cast on this matter were as follows:

                         For               Against
                    -------------        ----------
                    1,818,962.001        16,780.000

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


                                       Registrant, Comm Bancorp, Inc.


Date: August 8, 1998                   /s/ David L. Baker
                                       --------------------------------------
                                       David L. Baker
                                       Chief Executive Officer


Date: August 8, 1998                   /s/ Scott A. Seasock
                                       --------------------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: August 8, 1998                   /s/ John B. Errico
                                       --------------------------------------
                                       John B. Errico, Comptroller


Date: August 8, 1998                   /s/ Stephanie A. Ganz
                                       --------------------------------------
                                       Stephanie A. Ganz, VP of Finance
                                       (Principal Accounting Officer)