Form 10-Q
period 1998-09-30
COMM BANCORP INC
filed 1998-11-13
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q



[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998
                               ------------------
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  ------------------------------

Commission file number          0-17455
                              -------------

                                  COMM BANCORP, INC.
---------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                                   23-2242292
---------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer
 or organization)                               Identification Number)


      521 MAIN STREET, FOREST CITY, PA                          18421
---------------------------------------------  --------------------------------
(Address of principal executive offices)                      (Zip Code)

                                    (717) 785-3181
-------------------------------------------------------------------------------
         (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,207,022 AT
OCTOBER 21, 1998.




                             Page 1 of 54

                          COMM BANCORP, INC.
                               FORM 10-Q

                          SEPTEMBER 30, 1998


CONTENTS                                                           PAGE NO.
-----------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION:

  Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months and Nine Months Ended September 30,
      1998 and 1997..............................................      3
     Consolidated Balance Sheets - September 30, 1998, and
      December 31, 1997..........................................      4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Nine Months Ended September 30, 1998...............      5
     Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 1998 and 1997..........................      6
     Notes to Consolidated Financial Statements..................      7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................      *

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................     53

  Item 2: Changes in Securities and Use of Proceeds..............     53


  Item 3: Defaults Upon Senior Securities........................     53

  Item 4: Submission of Matters to a Vote of Security Holders....     53

  Item 5: Other Information......................................     53

  Item 6: Exhibits and Reports on Form 8-K.......................     53

  SIGNATURES.....................................................     54

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          --------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                         1998      1997        1998      1997
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable..........................................................    $5,183    $5,005     $15,387   $14,746
  Tax-exempt.......................................................       100       123         299       364
Interest and dividends on investment securities available-for-sale:
  Taxable..........................................................       880       820       2,500     2,410
  Tax-exempt.......................................................       506       507       1,537     1,545
  Dividends........................................................        39        32         113        96
Interest on federal funds sold.....................................       184       101         468       249
                                                                       ------    ------     -------   -------
    Total interest income..........................................     6,892     6,588      20,304    19,410
                                                                       ------    ------     -------   -------

INTEREST EXPENSE:
Interest on deposits...............................................     3,540     3,536      10,423    10,487
Interest on short-term borrowings..................................                               7         1
Interest on long-term debt.........................................         1                     3         2
                                                                       ------    ------     -------   -------
    Total interest expense.........................................     3,541     3,536      10,433    10,490
                                                                       ------    ------     -------   -------
    Net interest income............................................     3,351     3,052       9,871     8,920
Provision for loan losses..........................................       105       105         315       255
                                                                       ------    ------     -------   -------
    Net interest income after provision for loan losses............     3,246     2,947       9,556     8,665
                                                                       ------    ------     -------   -------

NONINTEREST INCOME:
Service charges, fees and commissions..............................       380       358       1,109     1,120
Litigation recovery................................................                                       250
Net gains on sale of loans.........................................         4                     4
Net gains on sale of investment securities.........................       235                   235
                                                                       ------    ------     -------   -------
    Total noninterest income.......................................       619       358       1,348     1,370
                                                                       ------    ------     -------   -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense.............................     1,105       998       3,308     3,020
Net occupancy and equipment expense................................       303       288         960       888
Other expenses.....................................................       989       660       2,465     1,972
                                                                       ------    ------     -------   -------
    Total noninterest expense......................................     2,397     1,946       6,733     5,880
                                                                       ------    ------     -------   -------
Income before income taxes.........................................     1,468     1,359       4,171     4,155
Provision for income tax expense...................................       318       279         871       855
                                                                       ------    ------     -------   -------
    Net income.....................................................     1,150     1,080       3,300     3,300
                                                                       ------    ------     -------   -------

OTHER COMPREHENSIVE INCOME:
Unrealized gains on investment securities available-for-sale.......       506       564       1,135       787
Income tax expense related to other comprehensive income...........       171       192         385       268
                                                                       ------    ------     -------   -------
    Other comprehensive income, net of income tax..................       335       372         750       519
                                                                       ------    ------     -------   -------
    Comprehensive income...........................................    $1,485    $1,452     $ 4,050   $ 3,819
                                                                       ======    ======     =======   =======

PER SHARE DATA:
Net income.........................................................    $ 0.52    $ 0.49     $  1.50   $  1.50
Cash dividends declared............................................    $ 0.10    $ 0.06     $  0.24   $  0.18
Average common shares.............................................. 2,205,844 2,201,245   2,205,048 2,200,473



See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                           ----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    1998             1997
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks............................................................. $  7,206        $  9,040
Federal funds sold..................................................................   11,200           8,225
Investment securities available-for-sale............................................  105,940         105,666
Loans held for sale, net............................................................      229
Loans, net of unearned income.......................................................  250,301         250,227
  Less: allowance for loan losses...................................................    3,804           3,798
                                                                                     --------        --------
Net loans...........................................................................  246,497         246,429
Premises and equipment, net.........................................................    5,116           3,772
Accrued interest receivable.........................................................    2,275           2,575
Other assets........................................................................    6,022           6,104
                                                                                     --------        --------
    Total assets.................................................................... $384,485        $381,811
                                                                                     ========        ========

LIABILITIES:
Deposits:
  Noninterest-bearing............................................................... $ 33,513        $ 30,703
  Interest-bearing..................................................................  306,464         301,678
                                                                                     --------        --------
    Total deposits..................................................................  339,977         332,381
Short-term borrowings...............................................................                    9,575
Long-term debt......................................................................       42              44
Accrued interest payable............................................................    1,811           1,714
Other liabilities...................................................................    2,913           1,995
                                                                                     --------        --------
    Total liabilities...............................................................  344,743         345,709
                                                                                     --------        --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
September 30, 1998, 2,205,844 shares; December 31, 1997, 2,202,405 shares...........      728             727
Capital surplus.....................................................................    6,504           6,385
Retained earnings...................................................................   30,160          27,390
Net unrealized gain on available-for-sale securities................................    2,350           1,600
                                                                                     --------        --------
    Total stockholders' equity......................................................   39,742          36,102
                                                                                     --------        --------
    Total liabilities and stockholders' equity...................................... $384,485        $381,811
                                                                                     ========        ========














See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          -------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               NET UNREALIZED          TOTAL
                                                 COMMON   CAPITAL   RETAINED          GAIN ON   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS       SECURITIES         EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997........................ $727    $6,385    $27,390           $1,600        $36,102
Net income........................................                     3,300                           3,300
Dividends declared: $0.24 per share...............                      (530)                           (530)
Dividend reinvestment plan: 3,439 shares issued...    1       119                                        120
Net change in unrealized gain on securities.......                                        750            750
                                                   ----    ------    -------           ------        -------
BALANCE, SEPTEMBER 30, 1998....................... $728    $6,504    $30,160           $2,350        $39,742
                                                   ====    ======    =======           ======        =======




















See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ---------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NINE MONTHS ENDED SEPTEMBER 30                                                                1998      1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................ $ 3,300   $ 3,300
Adjustments:
  Provision for loan losses...............................................................     315       255
  Depreciation, amortization and accretion................................................     911       666
  Amortization of loan fees...............................................................    (140)     (153)
  Deferred income tax benefit.............................................................     (16)       (6)
  Gains on sale of investment securities available-for-sale...............................    (235)
  Gains on sale of loans held for sale....................................................      (4)
  Losses (gains) on other real estate.....................................................     131       (50)
  Changes in:
    Loans held for sale, net..............................................................    (225)
    Interest receivable...................................................................     300       204
    Other assets..........................................................................    (332)     (358)
    Interest payable......................................................................      97        16
    Other liabilities.....................................................................     567       264
                                                                                           -------   -------
      Net cash provided by operating activities...........................................   4,669     4,138
                                                                                           -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities...........................     307
Proceeds from repayments of available-for-sale investment securities......................  32,973    21,832
Purchases of available-for-sale investment securities..................................... (32,276)  (22,827)
Proceeds from sale of other real estate...................................................     144       380
Net increases in lending activities.......................................................    (457)   (7,895)
Purchases of premises and equipment.......................................................  (1,785)     (837)
                                                                                           -------   -------
      Net cash used in investing activities...............................................  (1,094)   (9,347)
                                                                                           -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts.............................   2,617       667
  Time deposits...........................................................................   4,979      (699)
  Short-term borrowings...................................................................  (9,575)    1,440
Payments on long-term debt................................................................      (2)       (2)
Proceeds from issuance of common shares...................................................     120        33
Cash dividends paid.......................................................................    (573)     (506)
                                                                                           -------   -------
      Net cash provided by (used in) financing activities.................................  (2,434)      933
                                                                                           -------   -------
      Net increase (decrease) in cash and cash equivalents................................   1,141    (4,276)
      Cash and cash equivalents at beginning of year......................................  17,265    11,032
                                                                                           -------   -------
      Cash and cash equivalents at end of period.......................................... $18,406   $ 6,756
                                                                                           =======   =======

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest................................................................................ $10,336   $10,474
  Income taxes............................................................................     766       712
Noncash items:
  Transfer of loans to other real estate..................................................     214       103
  Change in net unrealized gains on available-for-sale securities.........................    (750)     (519)
  Cash dividends declared................................................................. $   530   $   395

See notes to consolidated financial statements.


COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          -------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

2. ACCOUNTING FOR MORTGAGE-BACKED SECURITIES:

On October 9, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Bank Activities," to require that after securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests as available-for-sale, held-to-maturity or trading, based on its ability and intent to sell or hold those investments, in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement also requires a mortgage banking enterprise to classify as trading any retained mortgage-backed securities that is commits to sell before or during the securitization process. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The anticipated adoption of SFAS No. 134 on January 1, 1999, is not expected to have a material effect on the Company's operating results or financial position as it has no retained mortgage-backed securities or other interests from the securitization of mortgage loans held for sale.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    ----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FORWARD-LOOKING DISCUSSION:

Certain statements in this Form 10-Q are forward-looking statements that involve a number of risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:

Banking is affected, directly and indirectly, by local, national and international economic and political conditions and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the control of Comm Bancorp, Inc. and its subsidiary, Community Bank and Trust Company, (collectively, the "Company") may adversely affect its future results of operations. Management, consisting of the Board of Directors and executive officers, does not expect any particular factor to affect the Company's results of operations. A downward trend in various sectors, including but not limited to, real estate, construction and consumer spending, could have an adverse impact on the Company's ability to maintain or increase profitability. Therefore, there is no assurance that the Company will continue its current rates of income and growth.

The Company's earnings depend largely upon net interest income, which is primarily influenced by the relationship between its cost of funds, deposits and borrowings, and the yield on its interest-earning assets, loans and investments. This relationship, known as the net interest spread, is affected by regulatory, economic and competitive factors that influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities and the level of nonperforming assets. As part of its interest rate risk strategy, management seeks to control its exposure to interest rate changes by evaluating the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

In originating loans, the likelihood exists that some credit losses will occur. This risk of loss varies with, among other things, general economic conditions, loan type, creditworthiness and debt servicing capacity of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral. Management maintains an allowance for loan losses based on, among other things, historical loan loss experience, known inherent risks in the loan portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, and an evaluation of current economic conditions. Management currently believes that the allowance for loan losses is adequate, but there can be no assurance that nonperforming loans will not increase in the future.

To a certain extent, the success of the Company is dependent upon the general economic conditions in the geographic market served by the Company. Although the Company expects that economic conditions will remain favorable in its market area, no assurance can be given that such conditions will continue. Adverse changes in economic conditions of its geographic market area would likely impair the Company's loan collections and could otherwise have a materially adverse effect on its consolidated results of operations and financial position.

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

OPERATING ENVIRONMENT:

The Commerce Department reported that the gross domestic product ("GDP"), the value of goods and services produced in the United States, grew at a surprising pace of 3.3 percent during the third quarter of 1998. Most economists expected a rate near the 1.8 percent level reported for the prior quarter. The primary factor for the increase was the growth of consumer spending aided to a lesser degree by a rise in inventories. Specifically, personal-consumption spending largely for services rather than goods was responsible for the improvement. Consumer spending is significant to the level of economic growth as it accounts for nearly two-thirds of the GDP. Despite the strength in the third quarter GDP, inflation remained tame as indicated by a slight 0.8 percent rise in the GDP inflation gauge. Moreover, the producer price index experienced only its second increase in the past ten months at 0.3 percent while the consumer price index showed no change for September. For the nine months ended September 30, 1998, inflation is running at a 1.4 percent annual rate which is less than the 11 year low reported last year. Strong economic growth with little price change is usually a good sign for the future viability of financial institutions as their profitability relies heavily on business and consumer expenditures financed through borrowings. However, concerns of a credit crunch, unsettled financial markets and slower growth worldwide which could potentially lead to a recession has shaken confidence. The credit crunch concerns are primarily a function of loan losses incurred from hedge funds using borrowed funds from major money center banks and Wall Street securities firms. Hedge funds made billion dollar bets on interest rate spreads between risky emerging county bonds and U.S. Treasury bonds. The losses were incurred when foreign governments began to fail and the spread deteriorated between the price of the risky bonds and Treasuries. As a result of these losses, such institutions are unwilling or unable to extend additional credit to overseas borrowers. Consequently, this reluctance could reduce foreign demand for domestic goods and may lead to additional layoffs. Uncertain employment conditions and deterioration in wealth from stock market volatility has caused consumer confidence to weaken. The Consumer Confidence Board reported that its index of consumer confidence fell 9.1 points to 117.3 in October of 1998. This was the fourth straight month of decline leaving the index at a level not experienced since December of 1996. This loss of confidence appears to have already influenced the housing market as all major indicators experienced declines. Housing starts fell 2.5 percent while building permits declined 4.5 percent in September. New home sales fell 1.0 percent in September to an annual sales rate of 822 thousand units. Moreover, the sale of existing homes declined 1.1 percent in September to a seasonally adjusted annual rate of
4.68 million. This lack of confidence has also made its way to the business sector as declining corporate profits, tighter credit conditions and excess capacity have slowed business investment. The purchasing managers' survey revealed a significant decline in the new orders index from 50.1 in September to 45.7 in October. A similar decline occurring in 1990 signaled the onset of a recession. Although alarming, weak confidence by itself would not signal a major concern if not for the already low saving patterns. The savings rate, savings as a percentage of after-tax income, was minus 0.2 percent in September which is the worst performance since 1959. Negative savings occurs when people finance their spending through taking loans, selling investments or depleting savings. For the nine months ended September 30, 1998, the savings rate was 0.6 percent, down from 2.1 percent in 1997 and 2.9 percent in 1996. The combination of weak confidence and low savings may reduce future consumption and lead to a significant economic slowdown.

It now appears that the aforementioned factors could be significant as they have influenced the Federal Reserve Open Market Committee ("FOMC") to ease monetary policy twice within two weeks. On September 30, 1998, the FOMC cut the federal funds rate by 25 basis points to 5.25 percent. Then unexpectedly on October 15, 1998, it again reduced the overnight funds rate by another quarter of a percentage and made a corresponding reduction to the discount rate, lowering it to 4.75 percent. This marked the first time the FOMC changed interest rates between regularly scheduled meetings since April of 1994. The reductions were quickly followed by banks lowering their prime rates to 8.0 percent in hopes of stimulating loan demand. This action typically assists the economy by staving off an impending recession. However, these rate cuts may not be effective as consumer borrowing has grown rapidly in the past few years leaving most borrowers near their maximum capacities. With respect to business customers, some financial institutions are actually raising rates and tightening credit standards in response to recent losses and regulatory warnings about loose credit standards.

Local economic conditions have recently shown weakness similar to that experienced on the national scene. During 1998, employment has registered only a 0.9 percent increase relative to the same period of 1997. The slower growth is due mainly to declines in government, manufacturing and retail trade employment. Despite the modest employment growth, unemployment rates for the Company's market area declined for all counties with the exception of Wayne County. However, this favorable trend examined more closely is misleading as a sharp slowdown in the labor force was primarily responsible for the unemployment rate declines. With respect to the housing market, sales of new and existing homes slowed in 1998 and are not expected to meet 1997 levels by year-end. A projected continuation of this slowdown is troubling for area financial institutions due to the already saturated competition for a dwindling market. Such conditions will probably lead to further reductions in pricing and credit standards which could have lasting adverse implications on future profitability and credit quality. Regional income growth continued below the levels of the Commonwealth and nation. This is due to a population which is declining at an accelerated rate, slow growth of inflation adjusted wage and salary income, and a decline in non-wage sources of income as a proportion of total income. On a positive note, the growth of personal bankruptcy filings continued to decelerate, remaining well below the Commonwealth and national rates.

The banking industry, with the exception of large money center banks, continued its consistency of higher profitability during the third quarter of 1998. Many money center banks incurred trading and investment losses caused by deteriorating hedge funds and collapsing foreign economies. While other banks were insulated by the foreign problems, they were not immune to net interest margin compression brought on by the flat yield curve. The flat yield curve seen through most of 1998 has steadily eroded net interest margins, with the most severe compression in smaller banks. Although the recent moves by the FOMC caused a more favorable yield curve slope, the reduction in rates caused banks to cut their prime rate while competition restricted the same reduction to its liability side. In addition, competitive loan pricing and lower reinvestment rates on prepaying mortgage-related assets suggests that margins will continue to be reduced. Continuing to offset the declining interest rate margins was an increase in revenues from a variety of newer fee-based businesses. A nationwide composite of 137 banks indicated that the return on average assets and return on equity ratios grew from 1.29 percent and 15.09 percent, respectively, for the second quarter of 1998, to 1.31 percent and 15.62 percent, respectively, for the third quarter of 1998. Conversely, the net interest margin of this group continued to decline from 4.41 percent in the second quarter of 1998 to 4.28 percent in the third quarter. The net interest margin was 4.51 percent for the third quarter of 1997. With the exception of large money center banks with exposure to emerging markets, credit quality remained solid during the third quarter. This strength was evidenced by a reduction in the level of nonperforming assets as a percentage of loans, net of unearned income. This ratio declined from 0.63 percent in the second quarter of 1998 to 0.61 percent in the third quarter. The strength of the allowance for loan losses was stable for the quarter. The ratio of the allowance for loan losses to loans, net of unearned income, declined only 0.01 percent from the second quarter of 1998 to 1.48 percent. The coverage ratio of the allowance account to nonperforming loans rose from 299.36 percent to 325.01 percent for the second and third quarters of 1998, respectively. Although larger banks have reduced reserves through charge-offs, most banks continue to have healthy levels of unallocated reserves along with a solid credit outlook. The ratio of net charge-offs to average loans increased slightly from 0.26 percent in the second quarter to 0.28 percent in the third quarter of 1998 but was favorable as compared to 0.34 percent recorded in the comparable quarter last year. Capital adequacy declined as compared to the prior quarter. The equity to asset ratio was 8.57 percent in the second quarter of 1998 and
8.33 percent in the third quarter of 1998. A primary factor in this decline was the recent action taken by many financial institutions in repurchasing their common stock as a result of their reduction in value due to the recent stock market correction.

Results for the local peer group of 35 banks in Northeastern Pennsylvania were similar to those of financial institutions throughout the nation. Profitability ratios remained strong, however, the recent buildup in equity capital caused return on average equity ratios to average approximately 325 basis points less than the level reported for banks nationally. Local institutions reported a compression in their net interest margins as a result of stronger competition on both sides of the balance sheet. Asset quality and loan loss reserve positions improved as a result of recent improvements in unemployment. Capital positions improved as a function of greater levels of net income and fair value appreciation in investment portfolios.

REVIEW OF FINANCIAL POSITION:

The Company's total assets increased at an annual rate of 3.7 percent for the third quarter, from $381.0 million at June 30, 1998, to $384.5 million at September 30, 1998. Although less than the comparable 11.5 percent annual rate of the second quarter of 1998, this level was only slightly lower than the 4.9 percent annual rate for the local peer group. Increases in noninterest-bearing deposits and reductions in cash and due from banks funded the rise in the Company's investment and loan portfolios during the third quarter. Average assets totaled $374.8 million and $356.3 million for the nine months ended September 30, 1998 and 1997, respectively. The Company's investment portfolio grew $4.3 million during the third quarter of 1998, from $101.6 million at the end of June to $105.9 million at the end of September. Loans, net of unearned income increased from $246.8 million at June 30, 1998, to $250.3 million at September 30, 1998, a $3.5 million increase. Higher activities in residential mortgages and commercial loans were primarily responsible for the positive change. For the nine months ended September 30, 1998 and 1997, average loans amounted to $247.4 million and $239.3 million, respectively. Asset quality improved as evidenced by a reduction in total nonperforming assets from $4.0 million at June 30, 1998, to $3.8 million at September 30, 1998. Lower volumes of loans past due 90 days or more and foreclosed assets offset by higher levels of impaired loans caused the variation. The negative economic reports recently issued caused management to increase its emphasis on monitoring the credit quality of its portfolio in the third quarter of 1998. Such action resulted in the Company reducing the carrying values of other real estate properties and placing additional past due loans on nonaccrual status. The losses recognized from the write-downs and reversals of uncollected accrued interest on loans placed on nonaccrual were offset by gains on the sale of certain equity securities. Total deposits grew during the third quarter of 1998 from $338.4 million at June 30, to $340.0 million at September 30. Noninterest-bearing accounts were responsible for the increase as interest-bearing accounts were unchanged from the end of the second quarter. For the nine months ended September 30, average total deposits increased 4.3 percent from $320.2 million in 1997 to $334.0 million in 1998. Stockholders' equity increased from $38.5 million at June 30, 1998, to $39.7 million at September 30, 1998, a 3.1 percent increase. Recognition of net income of $1.15 million and an increase in the unrealized holding gain on the available-for-sale investment portfolio of $335 partially offset by dividends, net of reinvestment, of $197 were responsible for the improvement. On August 19, 1998, the Company's Board of Directors approved a new dividend policy that will systematically increase the dividend payout ratio to a level consistent with its peer group. Accordingly, the dividend declared for the third quarter of 1998 was $0.10 per share compared to $0.07 per share for the previous quarter, a 43 percent increase. Cash dividends declared in 1998 totaled $0.24 per share, a 33 percent increase, compared to $0.18 per share for the same period last year.

INVESTMENT PORTFOLIO:

The yield curve continued its descent during the third quarter of 1998 as turbulence in financial markets and worries about hedge funds caused fixed-income investors to increase demand for U.S. Treasuries. Consequently, prices of such bonds skyrocketed causing an inverse reaction on their yields. Short-term rates, represented by the two-year constant maturity Treasury, declined 119 basis points from 5.49 percent at June 30, 1998, to
4.30 percent on September 30, 1998. Similarly, long-term rates, represented by the 30-year constant maturity Treasury, decreased, to a lesser extent, by 64 basis point from 5.62 percent to 4.98 percent at June 30, and September 30, 1998, respectively. The recent action taken by the FOMC has begun to correct the slope of the yield curve so that investors are compensated for investing funds for longer periods. Another significant occurrence with respect to the bond market in the third quarter was the widening of the spread between mortgage-backed securities and U.S. Treasuries. This widening can be best exemplified by examining the spread between the Federal National Mortgage Association ("FNMA") commitment rate for 30-year loans and the 10-year constant maturity Treasury. This spread grew from 143 basis points at the beginning of the third quarter to 201 basis points at the end of the quarter. The reason for the widening was that investors needed to be compensated for taking on prepayment risk when investing in mortgage-backed securities during a declining interest rate environment. Lower interest rates typically increase principal cash flows causing investors' returns to be reduced as they are forced to reinvest these funds at lower rates.

As a result of these market conditions, management began the third quarter by retaining a higher amount of its excess resources in federal funds sold because of the flat yield curve and the lower comparable return on U.S. Treasury issues. As the quarter progressed, the threat of a federal funds rate cut grew stronger, and management shifted investment repayments not utilized for lending to short-term high-quality mortgage-backed securities. Management does not expect these holdings to be subject to significant prepayment risk from further reductions in interest rates because of their composition and structure and the low relative rates on the collateral securitizing such investments. As a percentage of total mortgage-backed securities, principal repayments only increased from 1.8 percent in January to 2.0 percent in September despite a marked decrease in FNMA 30-year commitment rate from the beginning of 1998 to the end of the third quarter. This rate was 7.12 percent on January 31, 1998, decreasing 67 basis points to 6.45 percent on September 30, 1998. Management does not expect further reductions in interest rates to significantly increase the Company's exposure to prepayment and reinvestment risk based on stress tests at September 30, 1998. Given parallel instantaneous interest rate declines of 100, 200 and 300 basis points, monthly repayments on mortgage-backed securities are expected to increase by $400, $773 and $1.1 million, respectively, over the next twelve months as compared to prepayments under an unchanged interest rate scenario. In the near-term, management expects to continue investing excess funds into high-quality mortgage-backed securities having short average and contractual maturities until slope returns to the U.S. Treasury yield curve.

The following table sets forth the carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 1998, and December 31, 1997:


DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE

                                                   SEPTEMBER 30,          DECEMBER 31,
                                                       1998                   1997
                                                 ---------------        ---------------
                                                   AMOUNT    %            AMOUNT    %
---------------------------------------------------------------------------------------
U.S. Treasury securities........................ $ 15,114  14.27%       $ 28,583  27.05%
U.S. Government agencies........................    2,638   2.49          10,388   9.83
State and municipals............................   40,030  37.79          39,887  37.75
Mortgage-backed securities......................   44,738  42.23          23,746  22.47
Equity securities...............................    3,420   3.22           3,062   2.90
                                                 -------- ------        -------- ------
  Total......................................... $105,940 100.00%       $105,666 100.00%
                                                 ======== ======        ======== ======

The Company's investment portfolio increased from $101.6 million at June 30, 1998, to $105.9 million at September 30, 1998. Investment portfolio activity for the quarter included proceeds from repayments of $9.8 million and purchases totaling $13.8 million. Acquisitions of mortgage-backed securities offset by maturities of U.S. Treasury and Government agency securities were primarily responsible for the change. The yield curve being below the federal funds rate for most of 1998 caused a reduction in the average volume of the investment portfolio from $98.5 million to $96.8 million for the nine months ended September 30, 1997 and 1998, respectively. The Company's average investment in federal funds sold was $6.0 million and $11.3 million, respectively, for the comparable periods of 1997 and 1998. The tax-equivalent yield on the investment portfolio increased to 6.82 percent for the nine months ended September 30, 1998, from 6.58 percent for the same period last year. However, this yield declined from 6.90 percent for the second quarter of 1998 to 6.75 percent for the third quarter of 1998, as short-term investments accounted for a greater proportion of the overall portfolio. The declining interest rate environment had a positive influence on the unrealized holding gain on the available-for-sale investment portfolio. The investment portfolio's market value exceeded its historical costs basis by $2.4 million at December 31, 1997. Comparable amounts at June 30, 1998, and September 30, 1998, were $3.1 million and $3.6 million, respectively. The third quarter's fair value appreciation would have been greater if not for the Company realizing a portion of the gain through the sale of certain equity securities. As aforementioned, management became more critical of its nonperforming assets during the third quarter causing the Company to recognize losses from foreclosed asset write-downs and uncollected interest reversals upon placing loans on nonaccrual status. In order to offset these losses, management sold $308 of equity securities realizing a gain of $235. The modified duration of the Company's investment portfolio declined from 1.9 years at June 30, 1998, to 1.6 years at September 30, 1998, indicating that portfolio is less susceptible to fair value fluctuations from interest rate changes. Specifically, given immediate and parallel shifts of plus 100, 200 and 300 basis points, management expects price depreciations of 1.5 percent, 3.1 percent and 4.8 percent, respectively. Conversely, such changes of minus 100, 200 and 300 basis points should result in portfolio price appreciations of 1.4 percent, 2.9 percent and 4.4 percent, respectively.

In addition to analyzing the effects various risk elements may have on the investment portfolio, management reviews the portfolio's performance quarterly using a national digest that provides a complete risk and return ranking of bank investment portfolio performance utilizing total return. Total return is defined as the cumulative dollar return from an investment in a given period. Total return is a superior measure to performance as compared to tax-equivalent yield as it considers not only the sum of all interest income but also reinvestment income on all proceeds from repayments and capital gains and losses, whether realized or unrealized. Results from the most recent quarterly report, indicated that the Company's total return over the last twelve months was 8.3 percent as of June 30, 1998. This performance placed the Company in the upper 8.0 percent of the 892 bank holding companies reporting. In addition, this digest utilizes average life to indicate the riskiness of a bank's investment portfolio. The average life of the Company's portfolio over the last year was 1.35 years placing it in the upper 20th percentile with respect to quality.

The following table sets forth the maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available-for-sale portfolio at September 30, 1998. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent.
The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                               -----------------------------------------------------------------------------
SEPTEMBER 30, 1998             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT YIELD
------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities..... $15,024   5.84%                                                 $ 15,024  5.84%
U.S. Government agencies.....   2,000   5.38  $   649   3.59%                                    2,649  4.94
State and municipals.........   1,860   5.68    5,519   6.93   $7,755   8.78% $22,775   8.19%   37,909  8.00
Mortgage-backed securities...  17,191   6.46   27,215   6.28      139   6.36                    44,545  6.35
Equity securities............                                                   2,253   6.68     2,253  6.68
                              -------         -------          ------         -------         --------
  Total...................... $36,075   6.10% $33,383   6.34%  $7,894   8.74% $25,028   8.05% $102,380  6.86%
                              =======         =======          ======         =======         ========

Fair value:
U.S. Treasury securities..... $15,114                                                         $ 15,114
U.S. Government agencies.....   2,000         $   638                                            2,638
State and municipals.........   1,867           5,623          $8,295         $24,245           40,030
Mortgage-backed securities...  17,200          27,396             142                           44,738
Equity securities............                                                   3,420            3,420
                              -------         -------          ------         -------         --------
  Total...................... $36,181         $33,657          $8,437         $27,665         $105,940
                              =======         =======          ======         =======         ========

LOAN PORTFOLIO:

Loans to finance one-to-four family residential properties account for the majority of the Company's lending activities. Such credits accounted for approximately one-half of total loan originations during the third quarter of 1998. At September 30, 1998, residential mortgage loans as a percentage of the Company's entire loan portfolio were 64.1 percent. Consequently, management expects loan demand to weaken in the fourth quarter of 1998 as a result of the recent downturn in the housing market, cyclical trends caused by weather and increased competition.

As aforementioned, the housing market across the United States showed signs of weakness recently as evidenced by declines in all major indicators. Housing starts and building permits fell 2.5 percent and 4.5 percent, respectively, in September. New home sales posted their third consecutive decline falling 1.0 percent in September. The inventory of unsold homes increased reducing the pressure on homebuilders to step up the pace of housing starts. Sales of existing single-family homes fell for the second consecutive month, to a seasonally adjusted annual rate of 4.68 million at the end of the third quarter. The 1.1 percent decline in September followed a 3.7 percent decline in the prior month. With the onset of consecutive monthly declines in housing statistics, coupled with a higher level of families already owning homes, it appears that the peak for the housing cycle has ended. Lower rates should continue to support demand, however, other key factors will work against this sector and should begin to produce noticeable weakness by year-end. Falling consumer confidence, declining investment portfolio wealth along with slower job and income growth will hinder loan demand for housing. Similar conditions have been and are expected to continue to be experienced throughout the Company's market area.

Demand for consumer credit and business lending is also expected to be weaker in the near-term. The Federal Reserve reported weaker demand for consumer installment debt in a survey of senior lenders for August and September. This weakness is expected to continue as high consumer debt levels coupled with the reversal of wealth from declining stock prices should have an adverse impact on demand. Although helpful in stimulating demand for business loans, the influence of recent cuts in the prime rate do not appear to have offset the impact of recent losses incurred causing a reluctance by many banks to lend funds to their larger customers. However, lending to small businesses is expected to remain strong both locally and throughout the nation during the final quarter of 1998. Originations to small businesses accounted for one-quarter of all loans originated by the Company during the third quarter of 1998. Management, anticipating increased activity in small business lending through the planned expansion in its delivery system, strengthened its underwriting and loan review departments.

The following table sets forth the major categories of the loan portfolio at September 30, 1998, and December 31, 1997:


DISTRIBUTION OF LOAN PORTFOLIO

                                                SEPTEMBER 30,            DECEMBER 31,
                                                    1998                     1997
                                             ------------------       -----------------
                                             AMOUNT         %         AMOUNT        %
---------------------------------------------------------------------------------------
Commercial, financial and others.......... $ 32,677       13.06%    $ 38,996      15.58%
Real estate:
  Construction............................    2,440        0.97        2,096       0.84
  Mortgage................................  185,278       74.02      180,123      71.98
Consumer, net.............................   29,906       11.95       29,012      11.60
                                           --------      ------     --------     ------
  Loans, net of unearned income...........  250,301      100.00%     250,227     100.00%
                                                         ======                  ======
Less: allowance for loan losses...........    3,804                    3,798
                                           --------                 --------
    Net loans............................. $246,497                 $246,429
                                           ========                 ========


Loans, net of unearned income, grew at an annual rate of 5.6 percent during the third quarter of 1998. For the nine months ended September 30, 1998, loans, net, adjusted for $7.0 million of loans to certain large Pennsylvania-based banks, grew at 3.9 percent annualized. The comparable rate for the peer group for the three quarters ended September 30, 1998, was the same as the Company's third quarter growth rate. Management expects to facilitate loan demand through core deposit increases and loan and investment repayments. The loan portfolio's tax-equivalent yield increased from 8.55 percent for the nine months ended September 30, 1997, to 8.56 percent for the comparable period this year. Such a small increase is, in reality, a significant accomplishment considering the sharp reduction in general market rates for these two periods. For the nine months ended September 30, 1997 and 1998, average short-term interest rates fell 69 basis points while average long-term interest rates declined 102 basis points. In a quarterly comparison, the Company experienced a reduction in its loan portfolio's tax-equivalent yield from 8.59 percent in the second quarter of 1998 to 8.45 percent in the third quarter of 1998. This reduction is a reflection of the reversal of accrued interest on loans placed on nonaccrual status.

With the increase in home prices and lower mortgage rates, the volume of refinancings has intensified as borrowers have consolidated bills to make lower aggregate debt burdens. Although refinancing has indeed picked up, now accounting for more than half of current mortgage applications, the rise is not as great as was expected. Moreover, refinances are not expected to increase in the near-term as those holders of mortgages with rates of
8.0 percent or more have already refinanced. Based on the costs to refinance, rates are still not low enough to induce homeowners with aggregate mortgage debt outstanding of $2.7 trillion at 7.0 percent to 8.0 percent to refinance. A similar trend was seen for the Company during 1998 as it did not experience a significant change in the aggregate amount of mortgage loans refinanced over the prior year. Refinances for the nine months ended September 30, 1998, totaled $8.7 million as compared to $7.6 million for the comparable period of 1997.

The Company successfully began secondary mortgage banking activities during the third quarter. Secondary mortgage banking activities consist primarily of the origination of mortgage loans for sale to secondary market investors and the subsequent internal servicing of those loans. This program affords the Company an opportunity to competitively price loan products while reducing its exposure to interest rate risk and increasing its liquidity. The income generated from gains on the sale on loans and creation of servicing fees will assist in increasing noninterest income. At September 30, 1998, the Company had $229 of residential mortgage loans held for sale.

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio to limit interest rate risk and manage liquidity. The volume of loans repricing within the next twelve months, increased from 30.5 percent at June 30, 1998, to 31.0 percent at September 30, 1998. Variable rate loans increased slightly during the third quarter from $47.6 million at June 30, 1998, to $48.0 million at September 30, 1998.

The following table sets forth the maturity and repricing schedule of the loan portfolio by major category at September 30, 1998:


MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
SEPTEMBER 30, 1998                   ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $17,366        $ 8,931       $  6,380    $ 32,677
Real estate:
  Construction.......................   2,440                                     2,440
  Mortgage...........................  22,280         54,914        108,084     185,278
Consumer, net........................  10,361         15,311          4,234      29,906
                                      -------        -------       --------    --------
    Total............................ $52,447        $79,156       $118,698    $250,301
                                      =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $29,523        $69,335       $103,462    $202,320
Floating or adjustable interest rates  47,981                                    47,981
                                      -------        -------       --------    --------
    Total............................ $77,504        $69,335       $103,462    $250,301
                                      =======        =======       ========    ========

ASSET QUALITY:

National and local economic conditions affecting asset quality remained strong during the third quarter of 1998. The growth of personal bankruptcies has recently slowed especially in the Company's quad-county market area. Unemployment rates in the counties served by the Company improved or remained at their already low levels, except for Wayne County which experienced a 0.2 percent increase.

The following table sets forth unemployment rates for the United States, Pennsylvania and market area counties at September 30, 1998, and June 30, 1998:


                                                      September 30,            June 30,
                                                          1998                  1998
---------------------------------------------------------------------------------------
United States...........................................   4.4%                   4.5%
Pennsylvania............................................   4.3                    4.3
Lackawanna .............................................   4.8                    5.6
Susquehanna.............................................   4.1                    4.1
Wayne...................................................   5.1                    4.9
Wyoming.................................................   6.0%                   6.3%


Despite the favorable trends in personal bankruptcies and unemployment, there are other factors that may serve to weaken asset quality. Slower income growth, higher levels of personal debt and recent wealth reductions due to declines in the stock market are among these factors. Worker's income lost ground as the slight increase in hourly earnings was more than offset by a larger decline in the average workweek. Hourly earnings rose
0.1 percent in September down from 0.5 percent for the prior month. However, the recent decline in the average workweek down to 34.4 hours in September caused income to decline. Employers typically cut employees hours prior to actually laying them off so that the recent workweek declines may have serious implications in the future. In addition, job growth slowed in September adding only one-fifth of the volume added in August. Such conditions raised concerns from federal officials as they called for continued vigilance in credit quality during a recent Federal Financial Institutions Examination Council meeting. Institutions were told, depending on their status, to bolster reserves, step up collection efforts, review collateral and upgrade workout capacities in the event of an economic downturn. The Company's management heeded these warnings by increasing its emphasis on credit quality. During the third quarter of 1998, management wrote-down other real estate properties due to reductions in their appraised values and transferred certain credits to nonaccrual status. As a result, the Company recognized losses which were offset by gains on the sale of a portion of its equity holdings.

The following table sets forth information concerning nonperforming assets at September 30, 1998, and December 31, 1997. The table includes all credits classified for regulatory purposes. Also included are all material credits that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.


DISTRIBUTION OF NONPERFORMING ASSETS

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             1998            1997
--------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial, financial and others............................... $  283          $  197
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,600           2,063
Consumer, net..................................................     12              12
                                                                ------          ------
    Total nonaccrual loans.....................................  1,895           2,272
                                                                ------          ------
Restructured loans.............................................    178             189
                                                                ------          ------
    Total impaired loans.......................................  2,073           2,461
                                                                ------          ------

Loans past due 90 days or more:
Commercial, financial and others...............................    156             321
Real estate:
  Construction.................................................
  Mortgage.....................................................    919           2,536
Consumer, net..................................................    337             312
                                                                ------          ------
    Total loans past due 90 days or more.......................  1,412           3,169
                                                                ------          ------
    Total nonperforming loans..................................  3,485           5,630
                                                                ------          ------
Foreclosed assets..............................................    344             405
                                                                ------          ------
    Total nonperforming assets................................. $3,829          $6,035
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   0.83%           0.98%
Nonperforming loans as a percentage of loans, net..............   1.39            2.25
Nonperforming assets as a percentage of loans, net.............   1.53%           2.41%



Aggregate nonperforming assets amounted to $6.0 million at December 31, 1997, $4.0 million at June 30, 1998, and $3.8 million at September 30, 1998. Nonperforming assets as a percentage of loans, net of unearned income, continued to improve declining from 2.41 percent at the end of 1997 to 1.63 percent at June 30, 1998, and 1.53 percent at September 30, 1998. In comparison, the local peer group's ratios were 1.22 percent, 1.23 percent and 1.18 percent, respectively. The primary influence for the improvement in the Company's results as compared to year-end 1997 was a marked reduction in the level of accruing loans past due 90 days or more. For the quarter ended September 30, 1998, the slight reduction of $197 in nonperforming assets was primarily a result of the write-downs on foreclosed assets. The volume of nonperforming loans was relatively unchanged at September 30, 1998, as compared to the previous quarter as loans past due 90 days or more were transferred into the nonaccrual category. As a result, impaired loans as a percentage of loans, net of unearned income, increased to 0.83 percent at September 30, 1998, from 0.63 percent at June 30, 1998. The comparable ratio for the peer group at the end of the third quarter was 0.68 percent. Management expects such problem loans to decrease in the final quarter as a result of enforcing the stricter formalized collection efforts with respect to impaired loans.

The following table sets forth information relating to the Company's recorded investment in impaired loans at September 30, 1998, and December 31, 1997:


                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              1998            1997
---------------------------------------------------------------------------------------
Impaired loans:
With a related allowance....................................... $1,895           $2,272
With no related allowance......................................    178              189
                                                                ------           ------
  Total........................................................ $2,073           $2,461
                                                                ======           ======


Impaired loans include a $178 restructured loan to one commercial customer. This loan continued to perform in accordance with its modified terms during 1998.

The following table sets forth a reconcilement of the allowance for loan losses account related to impaired loans for the nine months ended September 30, 1998:


                                                                          SEPTEMBER 30,
                                                                               1998
---------------------------------------------------------------------------------------
Balance at January 1.............................................................. $541
Provision for loan losses.........................................................   86
Loans charged-off.................................................................  117
Loans recovered...................................................................   33
                                                                                   ----
Balance at period-end............................................................. $543
                                                                                   ====


The following table sets forth the amount of interest income that would have been recognized had the loans been current and the terms of the loan not been modified, the amount of interest income recognized, the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months and nine months ended September 30, 1998 and 1997:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                   1998       1997      1998       1997
---------------------------------------------------------------------------------------
Gross interest due under terms.................. $   40     $   42    $  128     $  108
Interest income recognized......................     25         29        89         33
                                                 ------     ------    ------     ------
Interest income not recognized.................. $   15     $   13    $   39     $   75
                                                 ======     ======    ======     ======
Interest income recognized (cash-basis)......... $   25     $   29    $   89     $   33
Average recorded investment in impaired loans... $1,631     $2,833    $1,716     $1,950


Cash received on impaired loans applied as a reduction to principal totaled $464 for the nine months ended September 30, 1998, and $267 for the same period of 1997. For the quarter ended September 30, 1998, cash receipts on impaired loans equaled $254 as compared to $148 for the quarter ended September 30, 1997. No commitments to extend additional funds to these parties existed at September 30, 1998.

The allowance for loan losses account is established through charges to earnings in the form of a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account with any subsequent recoveries being credited to the account. Nonaccrual, restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted. Consumer loans are considered losses when they are 120 days past due, except those expected to be recovered through insurance or collateral disposition proceeds. Under GAAP, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Management uses historical loss experience as a starting point for evaluating the adequacy of the Company's allowance account. However, it also considers a number of relevant factors that would likely cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. These factors include, among others, changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, loan review system, volumes of past due and classified loans, concentrations, borrowers' financial status, and collateral value.

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

Management utilizes the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan and Lease Losses in assessing the adequacy of its allowance for loan losses account. The policy statement provides guidance on the nature and purpose of the allowance, related responsibilities of management and examiners, loan review systems and international transfer risk matters. The analytical tool for assessing the reasonableness of the allowance for loan losses account included in this policy statement has been used on a consistent basis by the Company since the first quarter of 1994. The tool involves a comparison of the reported loss allowance against the sum of specified percentages, based on industry averages, applied to certain loan classifications. In addition to utilizing this tool, management will continue to perform a thorough analysis of the Company's loan portfolio since the calculation does not take into account differences between institutions, their portfolios, and their underwriting, collection and credit-rating policies. Management considered the Company adequately reserved at September 30, 1998, based on the results of this regulatory calculation. However, management is currently considering making additional allocations beyond its normal monthly provision during the final quarter of 1998 based on the aforementioned regulatory cautions and local economic conditions.

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


DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         1998                1997
                                                    ---------------     --------------
                                                           CATEGORY           CATEGORY
                                                               AS A               AS A
                                                               % OF               % OF
                                                    AMOUNT    LOANS     AMOUNT   LOANS
--------------------------------------------------------------------------------------
Commercial, financial and others................... $1,324    13.06%    $1,322   15.58%
Real estate:
  Construction.....................................            0.97               0.84
  Mortgage.........................................  1,278    74.02      1,277   71.98
Consumer, net......................................  1,202    11.95      1,199   11.60
                                                    ------   ------     ------  ------
    Total.......................................... $3,804   100.00%    $3,798  100.00%
                                                    ======   ======     ======  ======

The allowance for loan losses account was $3,804 at September 30, 1998, as compared to $3,798 at December 31, 1997. For the quarter ended September 30, 1998, this account decreased by $85 as a result of net charge-offs exceeding the third quarter provision of $105. The increased volume of loans charged-off in the third quarter was a result of a higher level of management scrutiny with respect to credit quality. As a percentage of nonperforming loans, the allowance account covered 109.2 percent at September 30, 1998, as compared to 110.3 percent and 67.5 percent at June 30, 1998, and December 31, 1997, respectively. For the local peer group this ratio was 88.1 percent at September 30, 1998. The comparable ratio continued to be much greater for the national peer group at 352.0. Relative to all nonperforming assets, the allowance account covered 99.3 percent at September 30, 1998, a slight improvement over the 96.6 percent recorded at the end of the previous quarter. This ratio was 62.9 percent at year-end 1997. The Company's allowance for loan losses account as a percentage of period-end loans was 1.52 percent at September 30, 1998. This figure is a reduction from 1.58 percent at June 30, 1998, but equals the level reported at year-end 1997. The third quarter reduction in such ratio was a function of the greater volume of net loans charged-off during the quarter.

Past due loans that have not been satisfied through repossession, foreclosure, or related actions were evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Subsequent recoveries, if any, were credited to the allowance account. Net charge-offs equaled $309 for the nine months ended September 30, 1998, compared to $268 for the same period of 1997.

The following table sets forth a reconcilement of the allowance for loan losses account and illustrates the charge-offs and recoveries by major loan category for the nine months ended September 30, 1998:


RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                         SEPTEMBER 30,
                                                                                1998
--------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period............................... $3,798
Loans charged-off:
Commercial, financial and others...............................................    162
Real estate:
  Construction.................................................................
  Mortgage.....................................................................    100
Consumer, net..................................................................    194
                                                                                ------
    Total......................................................................    456
                                                                                ------
Loans recovered:
Commercial, financial and others...............................................     59
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     34
Consumer, net..................................................................     54
                                                                                ------
    Total......................................................................    147
                                                                                ------
Net loans charged-off..........................................................    309
                                                                                ------
Provision charged to operating expense.........................................    315
                                                                                ------
Allowance for loan losses at end of period..................................... $3,804
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............   0.12%
Allowance for loan losses as a percentage of period end loans..................   1.52%



DEPOSITS:

The declining interest rate environment has made it more difficult for financial institutions to achieve acceptable returns on their loans and investments. Many banks combated the yield declines by either taking on additional credit risk or significantly lengthening the average lives of these financial instruments. As an alternative strategy, management has chosen to become less aggressive with respect to deposit pricing, sacrificing aggressive growth until such time when an adequate spread between earning assets and interest-bearing liabilities returns. The recent volatility in the stock market and resulting capital depreciation in portfolio values along with the yield reduction in U.S. Treasury securities has caused depositors to return to banks. In the quarter ended September 30, 1998, the spread between bank time deposits and corresponding Treasury yields reversed. During the second quarter of 1998, the average time deposit yield was 33 basis points below the yield on the U.S. Treasury. Conversely, the average time deposit yield was 67 basis points above the yield on the U.S. Treasury during the third quarter of 1998. Accordingly, management expects any negative repercussions of not aggressively pricing deposits to be mitigated as investors concerned for the safety of their stock portfolio, liquidate their holdings and transfer these funds into time deposits.

The success of the aforementioned pricing strategy could be hampered by President Clinton's signing of the Credit Union Membership Act on August 7, 1998. The Act allows occupation-based credit unions to accept new members from groups of fewer than 3,000 people even if the new members have no common bond of occupation with the original members. It also gives the National Credit Union Administration authority to allow members of a larger group to join an existing credit union if the agency determines that the group could not sustain its own credit union. In addition to increasing deposit competition, the Act places further pressure on banks as it allows credit unions to make business loans up to 12.25 percent of their net worth. Management expects this legislation to impact its product pricing in the future because of the significant influence credit unions have in its market area.

The cost of deposits during the third quarter of 1998 continued to be more expensive to financial institution in the Company's market area as compared to other regions of Pennsylvania. The cost of a one year certificate of deposit ranged from 4.29 percent in the northwest portion of the Commonwealth to 5.00 percent in the northeast. The results were similar when comparing the cost of long-term funds as the northeast sector exceeded the rates offered by all other areas with the exception of the southwest. The Company's annualized rate of deposit growth in the third quarter of 1998 slowed to 1.9 percent from 11.4 percent during the previous quarter. For the nine months ended September 30, 1998, the annualized deposit growth rate of 3.1 percent was slightly lower than the peer group's rate of 4.1 percent. Demand deposits were primary responsible for the third quarter growth as the level of time deposits and interest-bearing transaction type accounts were constant throughout the period. Demand deposits increased as management was successful in attracting a higher concentration of commercial customers. However, the Company continues to trail its peer group with respect to the level of this type of low cost deposit. During 1998, demand deposits averaged 13.3 percent of total assets for the peer group as compared to 8.5 percent for the Company. Average demand deposits accounted for 7.6 percent of the Company's total average assets in 1997. Aggregate deposits averaged $334.0 million for the nine month ended September 30, 1998, compared to $320.2 million for the same period last year. The increase was attributed to the Company's expansion of its delivery system through the acquisition of two community banking offices in the fourth quarter of 1997. The cost of interest-bearing deposits declined 16 basis points from 4.78 percent in 1997 to 4.61 percent in 1998. Conversely, the cost of such deposits rose from 4.24 percent in 1997 to
4.37 percent in 1998 for the peer group. For the third quarter of 1998, the Company's cost of interest-bearing deposits declined to 4.58 percent from
4.64 percent and 4.61 percent in the first and second quarters of 1998, respectively. Management expects this trend to continue in the near term based on the implementation of its aforementioned pricing strategy and the expected continuation of reductions in general market rates. Moreover, management's recent introduction of a fixed-rate annuity program will serve as an alternative product offering for those customers desiring higher returns without adversely affecting the Company's cost of funds.

The following table sets forth the average amount of and the rate paid on the major classifications of deposits for the nine months ended September 30, 1998, and September 30, 1997:


DEPOSIT DISTRIBUTION
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                    1998                   1997
                                              -----------------      -----------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
--------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....................... $ 17,393      3.05%    $ 16,331      3.14%
NOW accounts................................   21,186      2.17       18,054      2.19
Savings accounts............................   64,282      2.59       65,254      2.96
Time less than $100.........................  175,654      5.62      163,471      5.71
Time $100 or more...........................   23,741      5.91       30,114      6.15
                                             --------               --------
  Total interest-bearing....................  302,256      4.61%     293,224      4.78%
Noninterest-bearing.........................   31,739                 27,021
                                             --------               --------
  Total deposits............................ $333,995               $320,245
                                             ========               ========


Volatile deposits, time deposits in denominations of $100 or more, increased from $20.8 million at December 31, 1997, to $25.3 million at September 30, 1998. The level of such deposits was relatively unchanged during the third quarter of 1998. The Company's average cost of these deposits declined significantly from 6.15 percent in 1997 to 5.91 percent in 1998. The peer group cost for $100 or more time deposits was 5.50 percent in 1998. The total amount of interest expense recognized by the Company on these deposits decreased from $1.4 million in 1997 to $1.1 million in 1998 as the rate reduction more than offset the volume increase. Despite the increased volume, the Company relies less on this higher costing deposit as compared to its peer group. Average time deposits of $100 or more accounted for 6.3 percent of average total assets in 1998 for the Company. Comparatively, this type of deposit averaged 10.6 percent for the peer group in 1998.

The following table sets forth maturities of time deposits of $100 or more for September 30, 1998, and December 31, 1997:


MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              1998            1997
---------------------------------------------------------------------------------------
Within three months...........................................  $ 8,876         $ 3,195
After three months but within six months......................    3,166           2,819
After six months but within twelve months.....................    5,337           6,334
After twelve months...........................................    7,954           8,484
                                                                -------         -------
  Total.......................................................  $25,333         $20,832
                                                                =======         =======


MARKET RISK SENSITIVITY:

Market risk is the risk to a company's financial position resulting from changes in market rates or prices, such as, interest rates, foreign exchange rates or commodity prices. The Company has no exposure to foreign currency exchange risk nor does it have any specific exposure to commodity price risk. The major area of market risk exposure to the Company is interest rate risk. The Company's exposure to interest rate risk can be explained as the potential for change in its reported earnings and/or the market value of its net worth. Variations in interest rates affect the Company's earnings by changing its net interest income and its level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying value of the Company's assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The affects of the changes in these present values reflect the change in the Company's underlying economic value and provide a basis for the expected change in future earnings related to interest rates. Interest rate risk is inherent in the role of banks as financial intermediaries, however a bank with a high exposure to interest rate risk may experience lower earnings, impaired liquidity and capital positions and, most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate interest rate risk to promote safety and soundness in their activities.

The Company utilizes interest rate sensitivity management in an attempt to limit and, to the extent possible, control the effects interest rate fluctuations have on net interest income and the market value of financial instruments. The responsibility of such management has been delegated to the Asset Liability Management Committee ("ALCO"). Specifically, ALCO utilizes a number of computerized modeling techniques to monitor and attempt to control influences that market changes have on the Company's rate sensitive assets and liabilities. One such technique utilizes a static gap report, which attempts to measure the Company's interest rate exposure by calculating the net amount of rate sensitive assets ("RSA") and rate sensitive liabilities ("RSL") that reprice within specific time intervals. A positive gap, indicated by an RSA/RSL ratio greater than 1.0, means that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

The following table sets forth the Company's interest rate sensitivity gap position at September 30, 1998, illustrating RSA and RSL at their related carrying values. The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Variable-rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows, assuming there is no change in the current interest rate environment.


INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
SEPTEMBER 30, 1998              THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $ 9,248           $ 26,933         $ 33,657         $ 36,102    $105,940
Loans, held for sale................     229                                                              229
Loans, net of unearned income.......  55,976             21,528           69,335          103,462     250,301
Federal funds sold..................  11,200                                                           11,200
                                     -------           --------         --------         --------    --------
  Total............................. $76,653           $ 48,461         $102,992         $139,564    $367,670
                                     =======           ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 19,443                                      $ 19,443
NOW accounts........................                     21,029                                        21,029
Savings accounts....................                                    $ 63,853                       63,853
Time deposits less than $100........ $32,784             55,939           87,428         $    655     176,806
Time deposits $100 or more..........   8,876              8,503            7,954                       25,333
Long-term debt......................       1                  1                8               32          42
                                     -------           --------         --------         --------    --------
  Total............................. $41,661           $104,915         $159,243         $    687    $306,506
                                     =======           ========         ========         ========    ========

Rate sensitivity gap:
  Period............................ $34,992           $(56,454)        $(56,251)        $138,877
  Cumulative........................ $34,992           $(21,462)        $(77,713)        $ 61,164    $ 61,164

RSA/RSL ratio:
  Period............................    1.84               0.46             0.65           203.15
  Cumulative........................    1.84               0.85             0.75             1.20        1.20


At September 30, 1998, the Company's ratio of cumulative one-year rate sensitive assets to rate sensitive liabilities improved slightly to 0.85 from 0.84 at June 30, 1998. Based upon the guidelines set forth in the Company's asset/liability management policy, this ratio fell within the 0.7 and 1.3 deemed by management to be acceptable. A $3.2 million increase in RSA exceeding a $1.0 million rise in RSL was responsible for the change. Specifically, greater volumes of loans and investments maturing or repricing within one-year more than offset the $1.0 million increase in time deposits less than $100. According to the results of the static gap report, the Company was liability rate-sensitive for the cumulative one-year period. This indicates that should general market rates increase, the likelihood exists that net interest income would be adversely affected. Conversely, a decline in general market rates would likely have a favorable effect on net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

With respect to the three-month interest rate sensitivity gap position, the RSA/RSL ratio declined slightly from 1.85 at June 30, 1998, to 1.84 at September 30, 1998. However, the volume of net RSA increased from $33.3 million at the end of the second quarter to $35.0 million at the end of the third quarter. The $1.7 million change was a result of higher volumes of loans repricing or maturing within three months exceeding increased levels of time deposits for this time frame.

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

As a result of the static gap report's failure to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. This model creates pro forma net interest income results under various interest rate assumptions ("shocks"). Model results based on September 30, 1998, financial information adjusted for expected volume and timing changes of RSA and RSL over the next twelve months, indicated a continued improvement in the Company's exposure to interest rate risk. Based on the results, the Company will be nearly insensitive to changes in interest rates over the next year. Specifically, instantaneous and parallel shifts in general market rates of plus 100 basis points will cause net interest income to improve slightly by $38. Conversely, a shift of the same magnitude in the opposite direction will cause only a $37 decline in net interest income. Management will attempt to retain the Company's favorable interest rate risk position during the final quarter of 1998 through continued vigilance in its product pricing.

In addition to the aforementioned techniques, the Company utilizes a tabular presentation in complying with the Quantitative and Qualitative disclosure requirements about market risk in accordance with Regulation S-K of the Securities Exchange Act of 1934. Such information is only required for interim financial statements if there has been a material change in the Company's reported market risks since the end of the most recent fiscal year. Management, after reviewing the results of the report, deemed no such disclosure to be required at September 30, 1998.

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

LIQUIDITY:

Liquidity is defined as a company's ability to generate cash at a reasonable cost in order to satisfy commitments to borrowers as well as to meet the demands of depositors and debtholders. Principal sources of liquidity are found in core deposits and loan and investment payments and prepayments. Management considers the Company's available-for-sale portfolio as a secondary source of liquidity. As a final source of liquidity, the Company has the ability to exercise existing credit arrangements. The Company manages liquidity daily, thus enabling management to effectively monitor fluctuations in the Company's liquidity position and to adapt its position according to market changes. Management believes the Company's liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis. There are presently no known trends, demands, commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Company's liquidity.

The Company's liquidity position weakened slightly during the third quarter of 1998 as evidenced by a reduction in the Company's net increase in cash and cash equivalents from $5.9 million at June 30, 1998, to $1.1 million at September 30, 1998. Despite this reduction, the Company's key liquidity ratios improved during the third quarter of 1998. The Company's net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets, was negative 6.7 percent and negative 6.9 percent at June 30, 1998, and September 30, 1998, respectively. The net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, was negative 9.2 percent at June 30, 1998, and negative 9.4 percent at September 30, 1998. Conversely, the peer group experienced a small deterioration in their ratios during the third quarter. The peer group's net noncore funding dependence ratio weakened from 7.8 percent at June 30, 1998, to 9.8 percent at September 30, 1998. A similar change was seen in the peer group's net short-term noncore funding ratio changing from 2.2 percent to 3.6 percent at the end of the second and third quarters of 1998, respectively. Management will continue to implement product pricing strategies to assure that the Company has adequate liquidity to support future growth.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank ("FRB") and Federal Home Loan Bank of Pittsburgh and federal funds sold increased $1.1 million for the nine months ended September 30, 1998. Net cash provided by operating activities amounted to $4.7 million which resulted primarily from net income.

Management increased its lending and investment activities during the third quarter causing a reversal in the position of cash flows related to investing activities from the prior quarter. The Company reported a net increase in cash flows from investment activities of $6.6 million for the first half of 1998. At September 30, 1998, the Company reported net cash used in investing activities of $1.1 million. Purchases exceeding repayment proceeds on available-for-sale investment securities by $4.0 million and a $3.7 million net increase in lending activities were primarily responsible for the change.

Net cash used in financing activities totaled $2.4 million for the nine months ended September 30, 1998, a decrease of $1.5 million compared to the first six months of 1998. Increased volumes of transaction accounts and, to a lesser extent, time deposits caused the improvement. The recent deposit increase may signal a renewed interest in the Company's products given the recent weakness experienced by the stock market.

CAPITAL ADEQUACY:

As aforementioned, during the third quarter of 1998, the Board of Director's ratified an amended dividend policy that will systematically increase the Company's dividend payout ratio to a level consistent with its peer group. Cash dividends declared as a percentage of net income improved from 14.4 percent for the second quarter to 19.2 percent for the third quarter of 1998. For the nine months ended September 30, 1997 and 1998, cash dividends declared as a percentage of net income equaled 12.0 percent and 16.1 percent, respectively. Presently, the Board of Directors expects the Company to pay dividends in the future. However, these decisions are based on operating results, financial and economic decisions, capital needs, growth objectives, appropriate dividend restrictions related to the Company and other relevant factors.

For the third quarter of 1998, the Company's stockholders' equity improved $1,288 from $38,454 at June 30, 1998, to $39,742 at September 30, 1998.
Such improvement was attributed to the generation of $1,150 of net income partially offset by dividends, net of reinvestments, of $197 and aided by the recognition of net unrealized gains of $335.

Management attempts to assure capital adequacy by monitoring the current and projected positions of the Company to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. A recent history of bank failures prompted regulatory agencies to adopt minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. On June 4, 1998, the FRB issued a final rule, which became effective June 30, 1998, amending the Tier I leverage capital standard for bank holding companies. Under the new regulation, bank holding companies that are either rated composite "1" under the BOPEC ("bank subsidiaries, other nonbank subsidiaries, parent companies, earnings-consolidated and capital adequacy-consolidated") rating system or those that have implemented the FRB's risk-based capital market risk measure, must maintain a Leverage ratio, Tier I capital to total average assets less intangibles, of at least 3.0 percent.
 For all other bank holding companies, a Leverage ratio of 4.0 percent must be maintained. For institutions with supervisory, financial, operational or managerial weaknesses or those anticipating or experiencing significant growth, higher-than-minimum capital ratios are required. The Company's minimum ratio of Tier I capital to adjusted total average assets was 4.0 percent at June 30, 1998 and 1997. Other minimum capital ratio requirements are a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Under GAAP, banks not subject to a supervisory directive will exclude unrealized holding gains and losses, net of income taxes, on available-for-sale debt securities when calculating Tier I capital. However, net unrealized holding losses on available-for-sale marketable equity securities will continue to be deducted from Tier I capital. This regulatory accounting rule does not effect reporting for financial statement purposes. Accordingly, for financial accounting presentations, banks will continue to report available-for-sale and debt and equity securities at fair value, with unrealized holding gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders' equity.

The Company exceeded all relevant regulatory capital measurements at September 30, 1998, and was considered well capitalized. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following:
(i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent. The Company continued to experience improvement in its capital level as evidenced by the increase in its Leverage ratio. Such ratio was 8.6 percent, 8.9 percent and 9.1 percent at December 31, 1997, June 30, 1998, and September 30, 1998, respectively. Such ratio for the local peer group was 8.9 percent at September 30, 1998.

The following table sets forth the Company's capital ratios at September 30, 1998 and 1997, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA").


RISK-ADJUSTED CAPITAL
                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                          ------------------------------------------------------------------
SEPTEMBER 30                                  1998      1997       1998         1997         1998       1997
------------------------------------------------------------------------------------------------------------
BASIS FOR RATIOS:
Tier I capital to risk-adjusted assets... $ 33,903  $ 31,830    $ 8,282      $ 7,658      $12,423    $11,487
Total capital to risk-adjusted assets....   36,506    34,242     16,564       15,317       20,704     19,146
Tier I capital to total average assets
 less goodwill...........................   33,903    31,830    $14,878      $14,199      $18,597    $17,749

Risk-adjusted assets.....................  200,007   183,997
Risk-adjusted off-balance sheet items....    7,037     7,461
Average assets for Leverage ratio........ $371,938  $354,979

RATIOS:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items...................................     16.4%     16.6%       4.0%         4.0%         6.0%       6.0%

Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items.................     17.6      17.9        8.0          8.0         10.0       10.0

Tier I capital as a percentage of total
 average assets less goodwill............      9.1%      9.0%       4.0%         4.0%         5.0%       5.0%


REVIEW OF FINANCIAL PERFORMANCE:

The Company's 1998 earnings thus far were characterized by improvements in net interest income offset by higher reported noninterest expenses as a result of acquiring two community banking offices during the fourth quarter of 1997. The Company reported net income of $1,150 or $0.52 per share for the third quarter of 1998, a 6.5 percent increase, as compared to $1,080 or $0.49 per share for the same period last year. The three months ended September 30, 1998, included a $235 gain on the sale of equity securities which offset losses recognized on foreclosed property devaluations and interest income adjustments caused by placing certain loans on nonaccrual status. Year-to-date earnings in 1998 totaled $3.3 million or $1.50 per share equaling the amount reported in 1997. Results of 1997 included a one-time addition to revenue of $250 from a litigation settlement. For the nine months ended September 30, 1998 and 1997, comprehensive income amounted to $4,050 and $3,819, respectively. Comprehensive income for the third quarter of 1998 was $1,485, a $33 increase as compared to the same period last year. Return on average equity was 11.72 percent for the three months and
11.67 percent for the nine months ended September 30, 1998, compared to
12.90 percent and 13.62 percent, respectively, for the same periods last year. Return on average assets was 1.19 percent and 1.18 percent for the three and nine months ended September 30, 1998, respectively, as compared to 1.19 percent and 1.24 percent for the respective periods of 1997. Comparable return on average equity and return on average asset ratios for the local peer group were 11.73 percent and 1.19 percent, respectively, for the nine months ended September 30, 1998.

The most significant factor that can have a material effect on the financial performance of all industries is the Year 2000 ("Y2K"). In summary, the Y2K issue arose as a result of many existing computer programs using the last two digits rather than four of a date to define the applicable year. These computer systems may interpret a date ending in "00" as the year 1900 instead of the year 2000. If not corrected, this could result in a system failure or miscalculation causing a disruption of operation, including, among other things, a temporary inability to process transactions or engage in normal business activities.

The Securities and Exchange Commission ("SEC") issued Release Nos. 33-7558 and 34-40277, ("the Release") on August 4, 1998. The Release came about because the SEC does not believe that existing Y2K disclosures provide enough specific information for an investor to make a meaningful determination of a company's Y2K risks. This Release provides guidance for public companies, investment advisors, investment companies and municipal securities issuers regarding their disclosure obligations about Y2K issues. The SEC, in this Release, requires the aforementioned parties to disclose the following items in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of their disclosure documents: (i) the company's state of readiness; (ii) the costs to address the company's Y2K issues; (iii) the risks of the company's Y2K issues and
(iv) the company's contingency plans.

In addition, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office to the Comptroller of the Currency and the Office of Thrift Supervision issued "Interagency Guidelines Establishing Year 2000 Standards for Safety and Soundness" (the "Guidelines") on October 15, 1998. The Guidelines, issued under Section 39 of the Federal Deposit Insurance Act, provide insured depository institutions and state member banks with certain steps that must be taken regarding the awareness, assessment, renovation, validation and implementation phases of their Y2K efforts to achieve Y2K readiness. The Guidelines also provide the aforementioned banking agencies an enforcement tool to address serious Y2K deficiencies in the banks, thrifts and credit unions they supervise.

The Company is very dependent upon information technology ("IT") systems to perform its daily operations. Early in 1997 management initiated an enterprise-wide program to address the Y2K issue and the effects it will have on the Company. A formal Century Date Change Preparedness ("CDC") Policy was devised and approved by the Board of Directors. This CDC Policy called for a Y2K project plan to coordinate and oversee the various phases, assessment, renovation, testing and implementation of the Company's Y2K preparedness. The Chief Operating Officer of the Company was appointed coordinator of the Y2K Project Plan and the Data Processing Steering Committee serves as oversight for the project. The progress of the Y2K project plan including: (i) an overview of the plan's progress; (ii) the status of compliance for mission critical hardware and software; (iii) the results of hardware and software testing and implementation; (iv) the evaluation of significant customers in addressing Y2K issues in their business and (v) the assessment of the need for implementation of any contingency plan for those areas that will not be compliant will be reported to the Board of Directors on a quarterly basis or more frequently as significant events occur.

It has always been the Company's practice to remain current in its IT systems. In doing so, the Company's exposure to risk related to Y2K compliance of its IT systems has been greatly reduced. The following operations of the Company have been identified as mission critical, vital to the successful continuance of a core business activity: (i) system hardware; (ii) account processing; (iii) items processing; (iv) image statement rendering; (v) teller transactions; (vi) trust accounting and
(vii) loan document preparation software. In addition, there are IT systems and non-IT systems that are not considered mission critical. The following table provides a description of the Company's systems, how the assessment, renovation and testing for each system is being addressed, whether or not the system is compliant, target dates for completion and contingency plans for non compliant systems:


--------------------------------------------------------------------------------------------------------------
                                                                            Y2K        ESTIMATED
                                                                            COMPLIANT  COMPLETION  CONTINGENCY
DESCRIPTION OF SYSTEM       ASSESSMENT          RENOVATION      TESTING     (YES/NO)   DATE        PLAN
--------------------------------------------------------------------------------------------------------------
MISSION-CRITICAL IT
SYSTEMS:

Hardware:
  System 4300 processor     Certification from  None            Complete     Yes
                            responsible vendor
Operating:
  Unix Operating system     Non compliant       Upgrade to      Incomplete   No        12/31/98
                                                Version 3.0.2

Account processing:
  Software, Release 2.6.5B  Non compliant       Upgrade to
                                                Release 3.0

  Software, Release 3.0     Certification from  None            Complete     Yes
                            responsible vendor

Item processing:
  Software Version 3.22     Certification from  None            Incomplete   No        12/31/98    (1)
                            responsible vendor

Image Statement rendering:
  Software Version 1.2      Certification from  None            Incomplete   No        12/31/98    (1)
                            responsible vendor

Teller transaction:
  Software                  No certification    Perform         Incomplete   No        12/31/98    (2)
                            available           internal testing

Trust accounting:
  Software Version 5.0      Certification from  None            Complete     Yes
                            responsible vendor

Loan document preparation:  Certification from  None            Complete     Yes
  Software                  responsible vendor

-------------------------------------------------------------------------------------------------------------
NONMISSION-CRITICAL IT
SYSTEMS:

Communications
Software/Data               Certification       Non-compliant   Incomplete   No        12/31/98    (3)
                            requested           systems will be
                                                upgraded or
                            Certification       converted to new
                            is reviewed for     products
                            compliance

Hardware                    No certification    Perform         Incomplete   No        12/31/98    (4)
                            available           internal
                                                testing on all
                                                hardware

-----------------------------------------------------------------------------------------------------------------
NONMISSION-CRITICAL
NON-IT SYSTEMS:

Imbedded technology         Written            Non-compliant    Complete    Yes                    (5)
                            certification is   systems will be
                            requested from     upgraded or
                            each vendor        converted to new
                                               products

                            Certification is
                            reviewed for
                            compliance

Other items-date stamps,    Review items for  Internal testing  Complete    Yes                    (5)
forms, checks,              date sensitivity  will be
calculators, etc.                             performed if
                                              needed

                                              Items will be
                                              replaced as
                                              needed
-----------------------------------------------------------------------------------------------------------------

     (1)  Responsible vendor is developing testing plan.
     (2)  Options as to upgrade or new product are being considered.
     (3)  Options are determined on an individual product basis.  A cost/benefit analysis is performed to determine if an upgrade to a new version or a conversion to a new product would be appropriate.
     (4)  Hardware that is not able to handle the Y2K will be replaced.
     (5)  Contingency options as to alternate products and suppliers are being compiled.


The Company believes that through completion of its Y2K project plan it will successfully mitigate any Y2K problems associated with its mission-critical IT systems. All mission-critical IT systems are currently either Y2K compliant or will be by the end of 1998. Significant testing has been performed on all software and hardware that is currently Y2K compliant to ensure compliance. Future testing will be performed during the remainder of 1998 as other applications become compliant. The Company expects to be fully compliant relative to its IT systems and non-IT systems at December 31, 1998. Based on estimates from third party vendors and assessments of the Data Processing Steering Committee, the Company expects to spend approximately $100.0 thousand to become fully compliant. These costs will be funded through normal operations and will not have a material effect on the operating results or financial position of the Company.

The effects of the Y2K on the Company will depend not only on its efforts to address those issues, but also on the way the issues are addressed by third parties with whom the Company has a significant relationship. These third parties include, among others, major loan and deposit customers, businesses that provide products and services to the Company and governmental agencies. Management is taking various steps to assess the risks and mitigate the potential problems that may arise in the event a significant third party is not Y2K compliant.

The Company recognizes that a commercial customers' profitability and liquidity positions could be adversely affected if their systems fail to properly handle the century date change. This could lead to delinquencies on loans, possible defaults and bankruptcy filings, in extreme cases. The Company will review present commercial customers with aggregate outstanding borrowings in excess of $150.0 thousand, requesting their financial statements and certification as to their Y2K compliance. A questionnaire regarding the Y2K is already incorporated into the commercial loan application process and requires all potential loan customers to attest to their Y2K compliance.

The Company also realizes that education is a key element in trying to mitigate potential Y2K problems. During the second quarter of 1998 the Company utilized several mediums to convey Y2K readiness to its current and potential individual and business customers. With the ever growing popularity of the Internet, the Company chose to discuss the Y2K in its home page on the World Wide Web. The Company also conducted a series of breakfast seminars for its customers to identify their potential exposures related to the Y2K. In the fourth quarter of 1998 the Company will include with customer's account statements brochures discussing Y2K awareness.

Regardless of the Company's efforts, there can be no assurance that significant third parties will be successful in adequately addressing their own Y2K issues. The Company is preparing contingency plans to address the possibility that significant third parties will not be successful. This involves: (i) identifying alternate vendors and sources for products and services; (ii) determining means of internal corrective action and (iii) providing increases to reserves for potential credit losses. No assurance can be made, however, that these plans will alleviate any risks to the Company. There may also be certain significant third parties, such as utility and telecommunication companies, where alternative arrangements or sources are limited or unavailable. Y2K issues, if not adequately addressed by the Company and/or third parties, could have a material adverse effect on the Company's business, consolidated results of operations and financial position.

The preceding Y2K discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, (i) whether or not testing will be accurate; (ii) the estimated costs associated with becoming Y2K compliant; (iii) the date by which the Company expects to be fully compliant and (iv) the successfulness of any contingency plans. These statements are made using current estimates and assumptions about future events. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. The factors that might lead to material differences include, among others, (i) the ability to accurately identify all mission-critical systems; (ii) accuracy of the testing performed; (iii) whether or not third party certifications are accurate; (iv) whether or not material customers, suppliers, governmental agencies and other significant third parties are successful in their Y2K efforts; (iv) the adequacy of contingency plans and (v) the ability to implement contingency plans.

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


NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                         SEPTEMBER 30,              SEPTEMBER 30,
                                         1998 VS. 1997              1998 VS. 1997
                                       INCREASE (DECREASE)        INCREASE (DECREASE)
                                         ATTRIBUTABLE TO            ATTRIBUTABLE TO
                                      ---------------------      ---------------------
                                      TOTAL                      TOTAL
                                      CHANGE   RATE  VOLUME      CHANGE   RATE  VOLUME
                                      ------   ----  ------      ------   ----  ------
Interest income:
Loans:
  Taxable.............................. $178  $ (57)   $235        $641          $ 641
  Tax-exempt...........................  (35)           (35)        (99) $  16    (115)
Investments:
  Taxable..............................   67     79     (12)        107    202     (95)
  Tax-exempt...........................         (14)     14         (11)   (70)     59
Federal funds sold.....................   83     (2)     85         219            219
                                        ----  -----    ----        ----  -----   -----
    Total interest income..............  293      6     287         857    148     709
                                        ----  -----    ----        ----  -----   -----
Interest expense:
Money market accounts..................    1     (9)     10          14    (12)     26
NOW accounts...........................   18     (5)     23          48     (3)     51
Savings accounts.......................  (45)   (44)     (1)       (199)  (178)    (21)
Time deposits less than $100...........   81    (62)    143         409   (110)    519
Time deposits $100 or more.............  (51)   (24)    (27)       (336)   (52)   (284)
Other borrowings.......................    1      2      (1)          7      1       6
                                        ----  -----    ----        ----  -----   -----
    Total interest expense.............    5   (142)    147         (57)  (354)    297
                                        ----  -----    ----        ----  -----   -----
    Net interest income................ $288  $ 148    $140        $914  $ 502   $ 412
                                        ====  =====    ====        ====  =====   =====


Net interest income, on a tax-equivalent basis, for the nine months ended September 30, 1998, was $10,817, an increase of $914 or 9.2 percent, as compared to the same period last year. Favorable changes in rate and volume shared in this improvement. The Company's net interest margin improved from
3.85 percent to 4.07 percent for the nine months ended September 30, 1997 and 1998, respectively. Conversely, the peer group experienced a reduction in its net interest margin from 4.64 percent in 1997 to 4.54 percent in 1998. For the three quarters ended September 30, 1997 and 1998, the Company's net interest spread improved from 3.15 percent to 3.38 percent, respectively. This 23 basis point increase resulted from a 6 basis point increase in the yield on earning assets and a 17 basis point decrease in the cost of interest-bearing liabilities. The yield on taxable investments increasing from 5.51 percent in 1997 to 5.99 percent in 1998 was primarily responsible for the favorable rate variance on earning assets. The increased yield on taxable investments is a function of the improvement in spreads on U.S. Government agency mortgage-backed securities. Offsetting this improvement was a negative rate variance of $70 caused by a 22 basis point decrease in the tax-equivalent yield on tax-exempt investments. Of greater importance to the improvement due to rate changes was the reduction in the Company's cost of funds. For the nine months ended September 30, 1998, the cost of funds was 4.61 percent as compared to 4.78 percent for the same period in 1997. Management has become more stringent with respect to deposit pricing given the recent decline in general market rates and the limited availability of profitable opportunities without incurring an inordinate level of risk. All categories of interest-bearing deposits assisted in the improvement with savings and time deposits less than $100 contributing the most. The cost of savings accounts declining from 2.96 percent in 1997 to 2.59 percent in 1998 caused a $178 increase in net interest income. Similarly, a 9 basis point decrease in the cost of time deposits less than $100 positively affected net interest income by $110 comparing 1997 to 1998.

Volume variances also influenced net interest income as average earning assets increased at a faster pace than average interest-bearing liabilities caused earnings to rise by $412. Average earning assets grew $11.8 million while average interest-bearing liabilities increased $9.2 million from 1997 to 1998. Specifically, higher volumes of taxable loans and federal funds sold, partially offset by a greater level of time deposits, were primarily responsible for the favorable variance. For the nine months ended September 30, 1998, taxable loans averaged $240.1 million, an increase of $10.0 million over the $230.1 million reported for the same period of 1997. Such increase caused a $641 improvement in interest income. In addition, a $219 favorable volume variance resulted from a near doubling of the Company's average investment in overnight funds. Federal funds sold grew from $6.0 million in 1997 to $11.3 million in 1998. The market anticipated a FOMC easing of its monetary policy during most of 1998. As a result, the yield on federal funds sold was near or exceeded the entire yield curve for most of the year. Management, not willing to take on an inordinate level of risk, retained excess funds in overnight funds. Aggregate average time deposits increased to $199.4 million in 1998 from $193.6 million in 1997. The additional $5.8 million of time deposits in 1998 increased the Company's interest expense by $235.

For the quarter ended September 30, 1998, tax-equivalent net interest income increased $288 compared to the same period of 1997. Changes due to volume and rate shared equally in the third quarter's improvement. The net interest margin for the three months ended September 30, 1998 and 1997, was
4.01 percent and 3.86 percent, respectively. However, the net interest margin in the third quarter was a decline from the 4.09 percent in the prior quarter as the result of the reversal of previously accrued interest income on loans placed on nonaccrual status. The 43 basis point increase in the yield on taxable investments, offset partially by a 9 basis point decrease in the yield on taxable loans, was primarily responsible for the $6 change in interest income attributable to the rate variance. The rate variance had a more significant affect on interest expense resulting in a $142 increase in net interest income. A decrease in the cost of all forms of deposits aided the positive change. Similar to the year-to-date results, the cause of the favorable volume variance was a greater average volume of taxable loans and federal funds sold partially offset by a greater average level of time deposits. Increases of $10.8 million, $6.1 million and $8.1 million were reported over the same quarter last year in the average volumes of taxable loans, federal funds sold and time deposits, respectively.

The following table sets forth a summary of net interest income for major categories of earning assets and interest-bearing liabilities:



SUMMARY OF NET INTEREST INCOME
                                                     SEPTEMBER 30, 1998              SEPTEMBER 30, 1997
                                                ---------------------------     ---------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                -------  -------   --------     -------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $240,053   $15,387      8.57%   $230,105   $14,746      8.57%
  Tax-exempt..................................    7,298       453      8.30       9,145       552      8.07
Investments:
  Taxable.....................................   58,295     2,613      5.99      60,773     2,506      5.51
  Tax-exempt..................................   38,541     2,329      8.08      37,697     2,340      8.30
Federal funds sold............................   11,313       468      5.53       6,022       249      5.53
                                               --------   -------              --------   -------
    Total earning assets......................  355,500    21,250      7.99%    343,742    20,393      7.93%
Less:  allowance for loan losses..............    3,899                           3,910
Other assets..................................   23,233                          16,506
                                               --------                        --------
    Total assets.............................. $374,834                        $356,338
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 17,393       397      3.05%   $ 16,331       383      3.14%
NOW accounts..................................   21,186       344      2.17      18,054       296      2.19
Savings accounts..............................   64,282     1,246      2.59      65,254     1,445      2.96
Time deposits less than $100..................  175,654     7,386      5.62     163,471     6,977      5.71
Time deposits $100 or more....................   23,741     1,050      5.91      30,114     1,386      6.15
Short-term borrowings.........................      141         7      6.64          20         1      6.68
Long-term debt................................       43         3      9.33          44         2      6.08
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  302,440    10,433      4.61%    293,288    10,490      4.78%
Noninterest-bearing deposits..................   31,739                          27,021
Other liabilities.............................    2,862                           3,634
Stockholders' equity..........................   37,793                          32,395
                                               --------   -------              --------   -------
    Total liabilities and stockholders' equity $374,834    10,433              $356,338    10,490
                                               ========   -------              ========   -------
    Net interest/income spread................            $10,817      3.38%              $ 9,903      3.15%
                                                          =======                         =======
    Net interest margin.......................                         4.07%                           3.85%
Tax-equivalent adjustments:
Loans.........................................            $   154                         $   188
Investments...................................                792                             795
                                                          -------                         -------
    Total adjustments.........................            $   946                         $   983
                                                          =======                         =======


Note:     Average balance was calculated using average daily balances and includes nonaccrual loans.  Available-
          for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $2,519 and $952 at September 30, 1998 and 1997, respectively, included in other assets.  Tax-equivalent adjustment was calculated using the prevailing statutory rate of 34.0 percent.



PROVISION FOR LOAN LOSSES:

The Company makes provisions for loan losses based on evaluations of its allowance for loan losses account. Factors such as previous loan experience, overall loan portfolio characteristics, prevailing economic conditions and other relevant factors are considered when determining the provision. Based on its most recent evaluation, management believes that the provision was adequate to allow the allowance account to absorb any known and inherent losses in the portfolio.

For the nine months ended September 30, 1998, the Company's provision for loan losses was $315, a $60 increase over the amount reported for the same period last year. Despite a reduction in the provisions by many of the Company's competitors, management believes additional allocations are prudent given the recently reported concerns for national and local credit quality and the slowdown in economic conditions. For the third quarters of 1998 and 1997, the Company's provision remained at $105.

NONINTEREST INCOME:

Noninterest income was nearly unchanged for the nine months ended September 30, 1998 and 1997. Service charges, fees and commissions remained at $1.1 million for each period. The Company reported similar amounts of nonrecurring noninterest income during 1998 and 1997. During the third quarter of 1998, the Company recognized a $235 gain on the sale of certain equity securities. Included in the year-to-date 1997 results was a litigation recovery of $250. The litigation recovery was awarded to the Company's wholly-owned subsidiary, Community Bank and Trust Company, with respect to its business relationship with a securities broker prior to 1995.

For the quarter ended September 30, 1998, noninterest income totaled $619 as compared to $358 for the same period last year. Service charges, fees and commissions increased $22 or 6.1 percent from $358 for the three months ended September 30, 1997, to $380 for the same period this year. Higher volumes of transaction accounts in 1998 caused the favorable increase. As aforementioned, the Company began operation of its secondary mortgage banking activities during the third quarter of 1998 resulting in the recognition of $4 of net gains on the sale of loans. Management's aggressive marketing and product pricing of loans originated for sale to secondary market investors should cause the gains on the sale of such loans and subsequent servicing fees to become a more prominent portion of noninterest income in the future.

NONINTEREST EXPENSE:

The general components of noninterest expense include the costs of providing salaries and necessary benefits to employees, maintaining facilities and general operating costs such as insurance, supplies, advertising, data processing and other related expenses. Several of these costs and expenses are variable while the remainder are fixed. In its efforts to control the variable portion of these expenses, management employs budgets and other related strategies.

For the three quarters ended September 30, 1998, noninterest expenses totaled $6,733, an increase of $853 or 14.5 percent as compared to the same period of 1997. The Company's net overhead ratio for the nine months ended September 30, 1998, was 2.0 percent, an increase over the 1.8 percent recorded for the corresponding period of 1997. Such ratio remains more favorable than performance of the Company's peer group at 2.7 percent. Moreover, the Company's operating efficiency ratio, as defined as noninterest expense adjusted for other real estate expense as a percentage of net interest income and noninterest income less nonrecurring gains and losses, continued to be superior to the level reported for the local peer group. The Company's operating efficiency ratio for the nine months ended September 30, 1998, was 61.7 percent. Such ratio weakened from the 56.8 percent of last year but remained better than the peer group's ratio at
62.5 percent. Higher levels of operating expenses caused by the acquisition of two community banking offices during the fourth quarter of 1997 resulted in the slight deterioration in the Company's operating efficiency ratio. The Company is furthering its planned delivery system expansion through the building of two full-service community banking offices scheduled for completion during the first half of 1999. In addition to providing facilities for branch banking activities, the office located in Clarks Summit, Pennsylvania will be built to suit the centralization of all of the Company's administrative divisions into a single corporate center. As is true for all expansions, management expects the implementation of such plan to have an adverse affect on the Company's earnings in the near-term until such time when adequate business can be generated to offset the increased level of noninterest expenses. Management expects capital expenditures for such offices to amount to $5.2 million. The Company will fund these projects through normal operations.

The following table sets forth the major components of noninterest expenses for the three months and nine months ended September 30, 1998, and 1997:


NONINTEREST EXPENSES

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                  1998       1997        1998      1997
---------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes..................... $  933     $  858      $2,810    $2,531
Employee benefits..............................    172        140         498       489
                                                ------     ------      ------    ------
  Salaries and employee benefits expense.......  1,105        998       3,308     3,020
                                                ------     ------      ------    ------

Net occupancy and equipment expense:
Net occupancy expense..........................    123        136         393       436
Equipment expense..............................    180        152         567       452
                                                ------     ------      ------    ------
  Net occupancy and equipment expense..........    303        288         960       888
                                                ------     ------      ------    ------

Other expenses:
Marketing expense..............................    129         77         258       221
Other taxes....................................     73         58         206       188
Stationery and supplies........................     94         84         275       262
Contractual services...........................    253        204         699       644
Insurance including FDIC assessment............     25         19          62        60
Other..........................................    415        218         965       597
                                                ------     ------      ------    ------
  Other expenses...............................    989        660       2,465     1,972
                                                ------     ------      ------    ------
    Total noninterest expense.................. $2,397     $1,946      $6,733    $5,880
                                                ======     ======      ======    ======


Salaries and employee benefits expenses totaled $3,308 for the nine months ended September 30, 1998, an increase of $288 or 9.5 percent over the amount reported for the comparable period of 1997. The majority of the increase was a result of additional staffing for the newly acquired offices coupled with performance increases effective in the first quarter of 1998. For the comparable third quarters of 1998 and 1997, salaries and employee benefits expenses amounted to $1,105 and $998, respectively. In addition to the reasons mentioned for the year-to-date change, increased medical insurance costs contributed to the unfavorable variance.

Occupancy and equipment expense aggregated $960 for the three quarters ended September 30, 1998, a $72 increase over the same period last year. This increase was primarily attributed to increased depreciation and rental expenses on the newly acquired community banking offices. Despite the increase, the Company still has a favorable occupancy expense ratio as compared to the peer group. For the nine months ended September 30,1998, the Company's occupancy expenses as a percentage of average assets was
0.34 percent compared to 0.42 percent for the peer group. Such expenses for the third quarter of 1998 totaled $303 as compared to $288 for the same period last year. Reasons for the change are similar to those given for the year-to-date fluctuations.

For the nine months ended September 30, 1998, other expenses amounted to $2,465, a $493 or 25.0 percent increase from the same period of 1997. Core deposit intangible amortization along with write-downs incurred on foreclosed property devaluations were the main reasons for the increases. Other expenses increased from $660 for the three months ended September 30, 1997, to $989 for the same period this year. In addition to the reasons mentioned for the nine month change, the Company reported higher marketing expenses in the third quarter of 1998.

On June 19, 1998, the Federal Deposit Insurance Corporation ("FDIC") issued FIL-66-98, "Deposit Insurance Assessment Rate Schedules and Financing Corporation Assessment Rates," announcing the deposit insurance premiums for the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund("SAIF") for the second semi-annual assessment period of 1998. The release noted that the FDIC voted to maintain the BIF and SAIF assessment rate schedules of 0 to 27 basis points per year for the second half of 1998. The Company was classified in the Well Capitalized Supervisory Risk Subgroup at September 30, 1998. Accordingly, the Company was again exempt from payment of a BIF assessment for the second half of 1998. However, the Company along with all banks continued to be assessed quarterly for their assistance in interest payments on Financing Corporation ("FICO")bonds used to capitalize the SAIF. The Company's FICO assessment was $40 for 1998.

INCOME TAXES:

The Company's effective tax rates for the three and nine months ended September 30, 1998, were 21.7 percent and 20.9 percent, respectively. The comparable rates for 1997 were 20.5 percent and 20.6 percent, respectively. Higher levels of earnings along with lower amounts of tax-exempt income were primarily responsible for the slightly higher effective tax rates. However, the Company continues to enjoy an advantageous tax position as compared to the peer group. For the nine months ended September 30, 1998, the peer groups' effective tax rate was 24.2 percent. Management utilizes tax-exempt income on loans and investments coupled with the benefit of tax credits from an ownership in a limited partnership to lower its tax burden.

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


COMM BANCORP, INC.
OTHER INFORMATION
                 ----------------------------------------------------------

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          NONE

Item 2.   Changes in Securities and Use of Proceeds
          NONE

Item 3.   Defaults Upon Senior Securities
          NONE

          Item 4.   Submission of Matters to a Vote of Security Holders.
                    NONE

Item 5.   Other Information
          NONE

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          Exhibit No.    Description
             27          Financial Data Schedule-September 30, 1998.

     (b)  Reports on Form 8-K
          Item No.       Description
              5          On August 19, 1998, the Company filed a report on
                         Form 8-K, disclosing the Board of Directors approval of a Dividend Policy that will systematically increase its dividend payout ratio consistent with its peer group.

              7(c) Form of Press Release detailing the Company's change to its Dividend Policy.




                           COMM BANCORP, INC.
                                FORM 10-Q











                             SIGNATURE PAGE
                             --------------




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


                                  Registrant, Comm Bancorp, Inc.


Date: November 12, 1998                /s/ David L. Baker
      -----------------                -------------------------
                                       David L. Baker
                                       Chief Executive Officer


Date: November 12, 1998                /s/ Scott A. Seasock
      -----------------                -------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: November 12, 1998                /s/ Stephanie A. Ganz
      -----------------                -------------------------
                                       Stephanie A. Ganz
                                       Vice President of Finance
                                       (Principal Accounting Officer)