Form 10-K405
period 1998-12-31
COMM BANCORP INC
filed 1999-03-29
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998
                          -----------------
                                           OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  ----------------------------
Commission file number          0-17455
                              -------------

                                  COMM BANCORP, INC.
-------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                     23-2242292
--------------------------------------------          ----------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
 or organization)                                     Identification Number)

    521 MAIN STREET, FOREST CITY,  PA                          18421
--------------------------------------------          ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code         (570) 785-3181
                                                      ----------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of each exchange on
                                                   which registered
       NONE
----------------------------------                 ---------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.33 PER SHARE
-----------------------------------------------------------------------------
                                      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject
to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sale price: $45,063,918 AT FEBRUARY 3, 1999.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 2,208,634 AT FEBRUARY 3, 1999.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1998, are incorporated by reference in Part II of this Annual Report. Portions of the registrant's 1999
Proxy
Statement are incorporated by reference in Part III of this Annual Report.


                              Page 1 of 223
                        Exhibit Index on Page 37

                           COMM BANCORP, INC.
                             FORM 10-K INDEX

PART I                                                            PAGE
------                                                            ----
Item  1. Business.................................................  3

Item  2. Properties............................................... 20

Item  3. Legal Proceedings........................................ 21

Item  4. Submission of Matters to a Vote of Security Holders......  *

PART II
-------
Item  5. Market for the Registrant's Common Equity and Related
         Stockholder Matters...................................... 22

Item  6. Selected Financial Data.................................. 22

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................... 23

Item 7A. Quantitative and Qualitative Disclosures about Market
         Risk..................................................... 23

Item  8. Financial Statements and Supplementary Data.............. 23

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................  *

PART III
--------
Item 10. Directors and Executive Officers of the Registrant....... 24

Item 11. Executive Compensation................................... 26

Item 12. Security Ownership of Certain Beneficial Owners and
         Management............................................... 31

Item 13. Certain Relationships and Related Transactions........... 33

PART IV
-------
Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K................................................. 33

Signatures........................................................ 35

Exhibit Index..................................................... 37



*Not Applicable
                           COMM BANCORP, INC.
                                FORM 10-K

PART I

ITEM 1.   BUSINESS

GENERAL

Comm Bancorp, Inc. ("Company") is a Pennsylvania business corporation, incorporated on May 20, 1983, and is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Company has one wholly-owned subsidiary, Community Bank and Trust Company ("Community Bank"). The Company's business has consisted of managing and supervising Community Bank and its principal source of income has been dividends paid by Community Bank. At December 31, 1998, the Company had approximately total consolidated assets of $388.3 million, deposits of $344.3 million and stockholders' equity of $39.7 million. During 1998, the Company and Community Bank employed approximately 161 persons on a full-time equivalent basis.

Community Bank is a Pennsylvania state-chartered commercial bank and a member of the Federal Reserve System. The deposits of Community Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Bank Insurance Fund ("BIF"). As of December 31, 1998, Community Bank operated twelve branch banking offices which were similar with respect to economic characteristics, products and services, operating processes, delivery system, customer bases and regulatory oversight. As a result of these similarities and their similar long-term financial performance characteristics, the Company has aggregated these offices into a single operating segment consistent with the aggregation criteria for segment reporting. Neither the Company nor Community Bank had any other reportable operating segments during the three years ended December 31, 1998. Community Bank's branch banking offices are located in the Northeastern Pennsylvania counties of Lackawanna, Susquehanna, Wayne and Wyoming. The main office of Community Bank is located in Forest City, Susquehanna County, Pennsylvania.

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

The Bank Holding Company Act also prohibits acquisition of control of a bank holding company, such as the Company, without prior notice to the Federal Reserve Board. Control is defined for this purpose as the power, directly or indirectly, to influence the management or policies of a bank holding company or to vote 25.0 percent, or 10.0 percent if no other person or persons acting in concert holds a greater percentage, of a bank holding Company's common stock.

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

4. OPERATING NONBANK DEPOSITORY INSTITUTIONS: (i) Owning, controlling or operating an industrial bank, Morris Plan bank or industrial loan company, so long as the institution is not a bank; and (ii) owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities, lending and other activities that are permissible for bank holding companies.

5. TRUST COMPANY FUNCTIONS: Performing functions or activities that may be performed by a trust company, including activities of a fiduciary, agency or custodial nature, in the manner authorized by federal or state law, so long as the company is not a bank for purposes of the Bank Holding Company Act.

6. FINANCIAL AND INVESTMENT ADVISORY ACTIVITIES: Acting as investment or financial advisor to any person including, without in any way limiting, the foregoing: (i) serving as investment advisor as defined in section 2(a)(20) of the Investment Company Act of 1940, 15 U.S.C. 80a-2(a)(20), to an investment company registered under that act, including sponsoring, organizing and managing a closed-end investment company; (ii) furnishing general economic information and advice, general economic statistical forecasting services and industry studies; (iii) providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, leveraged buyouts, recapitalizations, capital structurings, financing transactions and similar transactions, and conducting financial feasibility studies; (iv) providing information, statistical forecasting and advice with respect to any transaction in foreign exchange, swaps and similar transactions, commodities, forward contracts, options, futures, options on futures and similar instruments; (v) providing educational courses and instructional materials to consumers on individual financial management matters; and (vi) providing tax-planning and tax-preparation services to any person.

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

8. INVESTMENT TRANSACTIONS AS PRINCIPAL: (i) Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations that state member banks of the Federal Reserve System may be authorized to underwrite and deal in under 12 U.S.C. 24 and 335, including banker's acceptances and certificates of deposit, under the same limitations as would be applicable if the activity were performed by the bank holding company's subsidiary member banks or its subsidiary nonmember banks as if they were member banks; (ii) engaging as principal in: (a) foreign exchange; (b) forward contracts, options, futures, options on futures, swaps and similar contracts, whether traded on exchanges or not, based on any rate, price, financial asset including gold, silver, platinum, palladium, copper or any other metal approved by the Federal Reserve Board, nonfinancial asset or group of assets, other than a bank-ineligible security under certain conditions; or
(c) forward contracts, options, futures, options on futures, swaps and similar contracts, whether traded on exchanges or not, based on an index of a rate, a price or the value of any financial asset, nonfinancial asset or group of assets, if the contract requires such settlement; and (iii) buying, selling and storing bars, rounds, bullion and coins of gold, silver, platinum, palladium, copper and any other metal approved by the Federal Reserve Board, for the company's own account and the account of others and providing incidental services such as arranging for storage, safe custody, assaying and shipment.

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

13. MONEY ORDERS, SAVINGS BONDS AND TRAVELERS' CHECKS: The issuance and sale at retail of money orders and similar consumer-type payment instruments, the sale of U.S. savings bonds and the issuance and sale of travelers' checks.

14. DATA PROCESSING: Providing data processing and data transmission services, facilities (including data processing and data transmission hardware, software, documentation or operating personnel), data bases, advice and access to such services, facilities or data bases by any technological means under certain conditions.

INTERSTATE BANKING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Law"), amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

Interstate bank mergers and branch purchase and assumption transactions were allowed effective June 1, 1997, however, a state may "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibits such interstate transactions. States could, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States could also enact legislation to allow for de novo interstate branching by out-of-state banks. In July 1995, Pennsylvania adopted "opt-in" legislation which allows such transactions.

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

CAPITAL ADEQUACY

The Federal Reserve Board adopted risk-based capital guidelines for bank holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0 percent. At least half of the total capital is required to be "Tier I capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less intangible assets. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the Federal Reserve Board established minimum Leverage ratio (Tier I capital to total average assets less intangible assets) guidelines for bank holding companies. These guidelines provide for a minimum Leverage ratio of 3.0 percent for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a Leverage ratio of at least 1.0 percent to 2.0 percent above the 3.0 percent stated minimum. The Company is in compliance with these guidelines. Community Bank is subject to similar capital requirements also adopted by the Federal Reserve Board.

The risk-based capital standards are required to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.

FDIC INSURANCE ASSESSMENTS

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized or under capitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgement of the institution's strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0 percent or greater, a Tier I capital to risk-adjusted assets ratio of 6.0 percent or greater and a Tier I Leverage ratio of 5.0 percent or greater, are assigned to the well capitalized group.

Furthermore, for 1997 through 1999, the banking industry will help pay the Financing Corporation ("FICO") interest payments at an assessment rate that is 1/5 the rate paid by thrifts. The FICO assessment on the BIF insured deposits is 1.29 cents per $100 in deposits; for Savings Association Insurance Fund ("SAIF") insured deposits it is 6.44 cents per $100 in deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits. At December 31, 1998, the Company estimated the FICO interest assessment to be approximately $40.7 thousand for 1999. For the year ended December 31, 1998, the Company paid FICO expenses of approximately $39.5 thousand. Community Bank has not been required to pay any FDIC insurance assessments since the fourth quarter of 1996 because the BIF has met its statutorily required ratios and Community Bank is categorized as "well capitalized."

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

TRUTH IN SAVINGS ACT ("TSA")

FDICIA also contains the TSA. The Federal Reserve Board has adopted Regulation DD under the TSA, the purpose of which is to require the clear and uniform disclosure of interest rates that are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. In addition to disclosures to be provided when a customer establishes a deposit account, the TSA requires the depository institution to include, in a clear and conspicuous manner, the following information with each periodic statement: (i) the annual percentage yield;
(ii) the amount of interest earned; (iii) the amount of any fees and charges imposed; and (iv) the number of days in the reporting period. The TSA allows for civil lawsuits to be initiated by customers if the depository institution violates any provision or regulation under the TSA.
























REGULATORY CAPITAL REQUIREMENTS

The following table presents the Company's consolidated capital ratios at December 31, 1998:

                                                                     (In Thousands)
Tier I capital............................................................... $ 35,444
Tier II capital.............................................................. $  2,524
Total capital................................................................ $ 37,968

Average assets for the Leverage ratio........................................ $374,526
Total risk-adjusted assets(1)................................................ $200,417

Tier I risk-based capital ratio(2)...........................................    17.69%
Required Tier I risk-based capital ratio.....................................     4.00
Excess Tier I risk-based capital ratio.......................................    13.69%

Total risk-based capital ratio(3)............................................    18.94%
Required total risk-based capital ratio......................................     8.00
Excess total risk-based capital ratio........................................    10.94%

Tier I Leverage ratio(4).....................................................     9.46%
Required Tier I Leverage ratio...............................................     4.00
Excess Tier I Leverage ratio.................................................     5.46%


(1)    Includes off-balance sheet items at credit-equivalent values less intangible assets.
(2)    Tier I risk-based capital ratio is defined as the ratio of Tier I capital to total risk-adjusted assets.
(3)    Total risk-based capital ratio is defined as the ratio of Tier I and Tier II capital to total risk-adjusted assets.
(4)    Tier I Leverage ratio is defined as the ratio of Tier I capital to total average assets less intangible assets.


The Company's ability to maintain the required levels of capital is substantially dependent upon the success of its capital and business plans, the impact of future economic events on loan customers, the ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses.

EFFECT OF GOVERNMENT MONETARY POLICIES

The earnings of the Company are, and will be, affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through their power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulations of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

HISTORY AND BUSINESS - COMMUNITY BANK

Community Bank's legal headquarters is located at 521 Main Street, Forest City, Pennsylvania 18421. As of December 31, 1998, Community Bank had approximately total assets of $385.6 million, total deposits of $344.5 million and total stockholders' equity of $37.4 million.

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

Community Bank is a full-service commercial bank offering a range of commercial and retail banking services to its customers. These include personal and business checking and savings accounts, certificates of deposit and mortgage, home equity and commercial loans. In addition, Community Bank provides safe deposit boxes, travelers' checks, wire transfers of funds and certain corporate and personal trust services. Community Bank is a member of the MAC system and provides customers with access to this automated teller machine network. Community Bank also makes credit cards available to its customers.

Community Bank solicits small- and medium-sized businesses located primarily within its market area that typically borrow less than $100.0 thousand. In the event that certain loan requests exceed Community Bank's lending limit to any one customer, Community Bank seeks to arrange such loans on a participation basis with other financial institutions.

MARKET AREA

Community Bank's primary market area comprises the Lackawanna, Susquehanna, Wayne and Wyoming counties located in the Northeast corner of the Commonwealth of Pennsylvania. The largest municipality in this market area is the City of Scranton with a population of approximately 82.0 thousand based upon 1990 census data. There are no Community Bank branches located within the City of Scranton. All of the branches are located outside of Scranton in rural or small-town settings. See Item 2 hereof for a description of the location of each branch office.

Community Bank competes with 18 commercial banks, three thrift institutions and 21 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers. Consumer, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

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

Federal and state banking laws and regulations govern, among other things,
(i) the scope of a bank's business; (ii) the investments a bank may make;
(iii) the reserves against deposits a bank must maintain; (iv) loans a bank makes and the collateral it takes; (v) the activities of a bank with respect to mergers and consolidations; and (vi) the establishment of branches. All banks in Pennsylvania are permitted to maintain branch offices in any county of the state. Branches of state-chartered banks may be established only after approval by the Department. The Department is required to grant approval only if it finds that there is a need for banking services or facilities such as those contemplated by the proposed branch. The Department may disapprove the application if the bank does not have the capital and surplus deemed necessary.

Multi-bank holding companies are permitted in Pennsylvania. See section entitled "Interstate Banking."

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

From time to time, various types of federal and state legislation have been proposed that could result in additional regulations of, and restrictions on, the business of Community Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of Community Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, Community Bank's business is particularly susceptible to the effects of federal legislation and regulations that may increase the costs of doing business.

Under the Federal Deposit Insurance Act, the Federal Reserve Board possesses the power to prohibit institutions regulated by it, such as Community Bank, from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, the Financial Institutions and Interest Rate Control Act of 1987 ("FIRA") generally: (i) expands the circumstances under which officers or directors of a bank may be removed by the institution's federal regulator; (ii) restricts lending by a bank to its executive officers, directors, principal stockholders or related interests thereof; (iii) restricts management personnel of a bank from serving as directors or holding other management positions with certain depository institutions whose assets exceed a specified amount or that have an office within a specified geographic area; and (iv) restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal regulator has been given 60 days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

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

The CRA regulations were completely revised as of May 4, 1995, to establish new performance-based standards for use in examining a depository institution's compliance with the CRA. The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investments in the community. A small bank is defined as a depository institution that has total assets of less than $250.0 million and is independent or is an affiliate of a holding company with less than $1.0 billion in assets. Pursuant to the revised CRA regulations, a depository institution that qualifies as a small bank will be examined under streamlined procedures that emphasizes lending activities. The streamlined examination procedures for a small bank became effective on January 1, 1996.

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

For the purposes of the CRA regulations, Community Bank is a large bank, based upon financial information as of December 31, 1998, and is evaluated for CRA compliance using the procedures for a large bank. Community Bank received a final CRA compliance report from the Federal Reserve Bank of Philadelphia on February 24, 1997. This report included notification that Community Bank received an "outstanding" CRA rating as of December 31, 1996. There are no conditions or events since that notification that management believes have changed Community Bank's rating.

CONCENTRATION

The Company and Community Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a group of customers, the loss of any one or more of which would have a material adverse effect on the financial position of the Company or Community Bank.

YEAR 2000 ("Y2K") COMPLIANCE: MANAGEMENT INFORMATION SYSTEMS

For information with respect to Y2K compliance, refer to Management's Discussion and Analysis in the Annual Report to Stockholders filed at
Exhibit 13 hereto and incorporated in its entirety by reference.

ITEM 2.     PROPERTIES

The Company owns no property other than through Community Bank as follows:

                             Type of       Approximate
Property    Location         Ownership     Square Footage     Use


   1    125 N. State St.      Owned         24,000           Corporate Center.
        Clarks Summit, PA                                    Banking services.

   2    521 Main Street       Owned          7,100           Banking services.
        Forest City, PA

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

  10    Route 29              Leased         2,175           Banking services.
        Eaton Township, PA

  11    Route 307             Leased         1,250           Banking services.
        Lake Winola, PA

  12    Route 6               Leased         1,850           Banking services.
        Eynon, PA

  13    97 College Avenue     Owned          1,850           Banking services.
        Factoryville, PA




The Lakewood property lease expires in 2001 and contains an option to renew the lease for an additional term of five years. The Route 29 Eaton Township and Lake Winola property leases expire in 2009. The Eynon property lease expires in 2004. For information with respect to obligations for lease rentals, refer to Note 6 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders filed at Exhibit 13 hereto and incorporated in its entirety by reference.

It is management's opinion that the facilities currently utilized are suitable and adequate for current and immediate future purposes.

ITEM 3.     LEGAL PROCEEDINGS

GENERAL

The nature of the Company's and Community Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Company and Community Bank, there are no proceedings pending to which the Company and/or Community Bank are a party or to which their property is subject, which if determined adversely, would be material in relation to the Company's and Community Bank's undivided profits or financial position. There are no proceedings pending other than ordinary routine litigation incident to the business of the Company and Community Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and Community Bank by government authorities or others.

ENVIRONMENTAL ISSUES

There are several federal and state statutes that govern the obligations of financial institutions with respect to environmental issues. Besides being responsible for its own conduct under such statutes, a bank may also be held liable, under certain circumstances, for actions of borrowers or other third parties on properties that collateralize loans held by the bank.
Such potential liability may far exceed the original amount of the loan made by the bank. Currently, Community Bank is not a party to any pending legal proceedings under any environmental statute nor is Community Bank aware of any circumstances that may give rise to liability of Community Bank under any such statute.


PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The Company had 1,149 stockholders of record including individual participants in security position listings and 2,208,634 shares of common stock, par value of $0.33 per share, the only authorized class of common stock outstanding as of February 3, 1999. The Company's common stock trades on The NASDAQ Stock Market ("NASDAQ") as CommBcp under the symbol "CCBP." The high and low closing sale prices and dividends per share of the Company's common stock for the four quarters of 1998 and 1997 are summarized as follows:


                                                                              Dividends
                                                      High            Low      Declared
                                                   -------        -------     ---------
1998:
First quarter..................................... $38 3/4        $35              $.07
Second quarter....................................  36 1/2         32 1/4           .07
Third quarter.....................................  35 3/8         27 1/2           .10
Fourth quarter.................................... $28 3/4        $25              $.13

1997:
First quarter..................................... $28            $25              $.06
Second quarter....................................  31 1/4         26 1/2           .06
Third quarter.....................................  31 3/4         28 1/4           .06
Fourth quarter.................................... $37            $29 1/2          $.12


The Company has paid cash dividends since its incorporation in 1983. It is the present intention of the Company's Board of Directors to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. Cash available for the payment of dividends must initially come from dividends paid by Community Bank to the Company. Therefore, the restrictions on Community Bank's dividend payments are directly applicable to the Company. For information with respect to dividend restrictions of the Company and Community Bank, refer to Note 16 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders filed at Exhibit 13 hereto and incorporated in its entirety by reference.

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


PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Each director of the Company is elected for a one-year term and until his successor is duly elected and qualified. Current directors were elected at the 1998 Annual Meeting of Stockholders, which was held on June 12, 1998. The following table contains certain information with respect to the directors and executive officers of the Company:


                                     PRINCIPAL OCCUPATION
                                     FOR PAST FIVE YEARS
                        AGE AS OF    AND POSITION HELD                DIRECTOR OF
                        FEBRUARY 3,  WITH THE COMPANY AND            COMPANY/COMMUNITY
NAME                       1999      COMMUNITY BANK                   BANK SINCE
----                    -----------  --------------------            -----------------
David L. Baker              53       President and Chief              1988/1993
                                     Executive Officer ("CEO")
                                     of the Company and
                                     Community Bank (as of
                                     April 26, 1995); Senior
                                     Vice President of
                                     Community Bank (as of
                                     January 20, 1993)

William F. Farber, Sr.      61       Retired President, Farber's      1983/1970
                                     Restaurants; Chairman of the
                                     Boards of Directors of the
                                     Company and Community Bank

Judd B. Fitze               46       Partner, Farr, Davis & Fitze     1995/1993
                                     (attorney-at-law)

John P. Kameen              57       Publisher, Forest City News;     1983/1979
                                     Secretary of the Company

Erwin T. Kost               55       President, Kost Tire & Muffler   1997/1993

William B. Lopatofsky       66       Retired                          1983/1982

J. Robert McDonnell         63       Owner, McDonnell's Restaurant;   1983/1979
                                     Vice President of the Company

Joseph P. Moore, Jr.        72       President, Elk Mountain Ski      1988/1992
                                     Resort, Inc.; Retired President,
                                     Moore Motors Inc. (automobile
                                     dealership)

Theodore W. Porosky         51       Owner, Porosky Lumber Company    1997/1989

Eric Stephens               47       Auto Dealer, H.L. Stephens       1988/1993
                                     and Son (automobile dealership)





PRINCIPAL OFFICERS OF THE COMPANY

The following table sets forth selected information about the principal officers of the Company, each of whom is elected by the Board of Directors and each of whom holds office at the discretion of the Board of Directors:

                                      COMPANY
                            HELD      EMPLOYEE     NUMBER OF SHARES       AGE AS OF
NAME AND POSITION           SINCE       SINCE     BENEFICIALLY OWNED   FEBRUARY 3, 1999
-----------------           -----     --------    ------------------   ----------------
David L. Baker              1995        1995(1)        11,980(3)              53
President and CEO

William F. Farber, Sr.      1983         (2)          186,420                 61
Chairman of the Board

John P. Kameen              1996         (2)           20,339(4)              57
Secretary

J. Robert McDonnell         1983         (2)           33,563(5)              63
Vice President

Scott A. Seasock            1989        1989            3,366(6)              41
Senior Vice President and
Chief Financial Officer
("CFO")

Thomas E. Sheridan          1989        1985            6,286(7)              42
Senior Vice President and
Chief Operations Officer
("COO")


(1)     Prior to his appointment as President and CEO of the Company, Mr. Baker was
        employed by Community Bank from 1993 to 1995 as a Senior Vice President.
(2)     Messrs. Farber, Kameen and McDonnell are not employees of the Company.
(3)     Includes 5,064 shares held individually; 5,424 shares held jointly with his spouse;
        746 shares held under his individual retirement account ("IRA"); and 746 shares held under his spouse's IRA.
(4)     Includes 17,280 shares held in trust for various relatives; and 3,059 shares held jointly with other individuals.
(5)     Includes 16,272 shares held individually; 16,272 shares held individually by his spouse; and 1,019 shares held individually by his son.
(6)     Includes 1,041 shares held jointly with his spouse; 1,550 shares held jointly with his spouse and sons; 102 shares held as custodian for his sons under the Uniform
        Gift to Minors Act; and 673 shares held under his IRA.
(7)     Includes 1,799 shares held jointly with his spouse; 4,080 shares held jointly with his father; 213 shares held under his IRA; and 194 shares held under his spouse's
        IRA.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10.0 percent of the registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and persons who own more than 10.0 percent of the Company's stock are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for any of those persons, the Company believes that during the period January 1, 1998, through December 31, 1998, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

Shown below is information concerning the annual compensation for services in all capacities to the Company and Community Bank for the fiscal years ended December 31, 1998, 1997 and 1996, to David L. Baker, President and CEO of the Company and Community Bank and Scott A. Seasock, Senior Vice President and CFO of the Company and Community Bank. No other officer's total annual salary and bonus exceeded $100.0 thousand during the fiscal years reported.

                       SUMMARY COMPENSATION TABLE


                                                                  LONG-TERM COMPENSATION
                           ANNUAL COMPENSATION                    AWARDS         PAYOUTS
-------------------------------------------------------------------------------------------------------
                                                   Other
Name and                                           Annual      Restricted                    All Other
Principal                                          Compensa-   Stock       Option   LTIP     Compensa-
Position           Year     Salary($)   Bonus($)   tion($)(1)  Award(s)    /SARs    Payouts  tion($)(2)

David L. Baker     1998     116,151      19,400      3,245       -0-         -0-     -0-       -0-
President and      1997     111,401      18,700      3,346       -0-         -0-     -0-       -0-
CEO                1996     101,029      10,000      3,012       -0-         -0-     -0-      27,958

Scott A. Seasock   1998      92,486      11,400      2,453       -0-         -0-     -0-       -0-
Senior Vice        1997      88,953      10,700      2,281       -0-         -0-     -0-       -0-
President & CFO    1996      86,784       6,500      2,139       -0-         -0-     -0-       9,934


(1)  Represents the contribution Community Bank made on behalf of Mr. Baker and Mr.
     Seasock pursuant to the profit sharing plan.  Aggregate perquisites and other personal benefits were less than 10.0 percent of
     the salary and bonus reported, and therefore, need not be presented.
(2)  Represents the payout from the discontinuance of the Company's deferred compensation plan for certain  senior management employees.

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

During 1998, $64,092 was allocated among the participants' accounts for the Plan. The amounts contributed by Community Bank in 1998 to the Plan for Mr. Baker and Mr. Seasock were $3,245 and $2,453, respectively. Both Mr. Baker and Mr. Seasock have twelve years of service credited under the Plan.

COMPENSATION OF DIRECTORS

During 1998, Mr. Baker, an officer of the Company and Community Bank, sat on the Company's and Community Bank's Board of Directors and various committees of Community Bank. Mr. Baker received no fees for his services on such committees or for his services on the Company's or Community Bank's Board of Directors.


All members of the Company's Board of Directors, including Mr. Farber, the Chairman of the Company, received a fee of $500 per month for 1998. Aggregate fees paid by the Company in 1998 totaled $54,000. Except for Mr. Farber, members of Community Bank's Board of Directors received a fee of $1,000 per month for 1998. Mr. Farber, as Chairman of Community Bank, received a fee of $3,500 per month for 1998. In addition, all members of Community Bank's Board of Directors, including Mr. Farber, received a year-end bonus of $1,500. Aggregate directors' fees paid by Community Bank in 1998 were $192,000.

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

The fundamental philosophy of the Company's and Community Bank's compensation program is to offer competitive compensation opportunities for all employees based on each individual's contribution and personal performance. The compensation program is administered by the Executive Compensation Committee ("Committee") comprised of two outside directors and three members of the Company's Board of Directors listed in the section "Principal Officers," thereto. The objective of the Committee is to establish a fair compensation policy to govern executive officers' base salaries and incentive plans to attract and motivate competent, dedicated and ambitious managers whose efforts will enhance the products and services of the Company, the results of which should be improved profitability, increased dividends to our stockholders and subsequent appreciation in the market value of our stock.

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

EXECUTIVE COMPENSATION

The Board of Directors has determined that the 1998 compensation for the President and CEO of $135,551 and the Senior Vice President and CFO of $103,886 were appropriate in light of the Company's 1998 performance accomplishments. There is no direct correlation, however, between the compensation of the executive officers and the Company's performance, nor is there any weight given by the Committee to any specific individual criteria. Such 1998 compensation was based on the Committee's subjective determination after review of all information that it deemed relevant.

EXECUTIVE OFFICERS

Compensation for the Company's and Community Bank's executive officers is determined by the Committee based on its subjective analysis of the individual's contribution to the Company's strategic goals and objectives. In determining whether strategic goals have been achieved, the Board of Directors considers the Company's performance as measured by, among numerous other factors, the following: (i) earnings; (ii) revenues; (iii) return on assets; (iv) return on equity; (v) market share; (vi) total assets; and (vii) nonperforming loans. Although the performance and increases in compensation are measured in light of these factors, there is no direct correlation between any specific criterion and the employee's compensation, nor is there any specific weight provided to any such criteria in the Committee's analysis. The determination by the Committee is subjective after review of all information, including the above, it deems relevant.

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


STOCK PERFORMANCE GRAPH AND TABLE

Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price change and assuming reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Stock Market (US Companies) and the index for Mid-Atlantic Bank Stocks (Delaware, Maryland, New Jersey, New York, Pennsylvania and Washington D.C. Companies) during the five-year period ended December 31, 1998. The stockholder return shown on the graph and table below is not necessarily indicative of future performance. The Company's common stock began trading on NASDAQ under the symbol "CCBP" on June 17, 1996. Prior to June 17, 1996, the Company's common stock was quoted on the Over-the-Counter Electronic Bulletin Board Interdealer System.

























                                                           1993     1994     1995     1996     1997     1998
                                                          -----    -----    -----    -----    -----    -----

_________  Comm Bancorp, Inc............................. 100.0    135.5    144.5    274.4    379.9    307.1

           Total Returns Index for
           The NASDAQ Stock Market
           (US Companies)................................ 100.0     97.8    138.3    170.0    208.6    293.2

           Total Returns Index for
           Mid-Atlantic Bank Stocks...................... 100.0     97.2    155.6    223.3    317.3    351.2

NOTES:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indices are reweighed daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/93.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL OWNERS

The following table sets forth information, as of February 3, 1999, related to each person of record who owns or who is known by the Board of Directors to be the beneficial owner of more than 5.0 percent of the outstanding common stock. Included are the name, address, number of shares beneficially owned by such person and the percentage of the outstanding common stock so owned.


                                                                 PERCENT OF OUTSTANDING
                                      SHARES BENEFICIALLY             COMMON STOCK
NAME AND ADDRESS                            OWNED(1)               BENEFICIALLY OWNED
----------------                      -------------------        ----------------------
Joseph P. Moore, Jr.                       220,035(2)                     9.96%
400 Williamson Road
Gladwyne, PA  19035

William F. Farber, Sr.                     186,420                        8.44%
Crystal Lake Road
R.R. 1, Box 1281
Carbondale, PA  18407

Gerald B. Franceski                        114,227(3)                     5.17%
Lewis Lake, P.O. Box 88
Union Dale, PA  18470


(1)     The shares "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the General Rules and
        Regulations of the SEC.  Included may be shares owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as shares to which the individual has or shares voting or investment power, or has the right to acquire beneficial ownership within 60 days after February 3, 1999.
        Beneficial ownership may be disclaimed as to certain of the shares.
(2)     Includes 30,628 shares held individually; 6,379 shares held in the Moore Motors,
        Inc. Profit Sharing Plan, an automobile dealership of which he was President; and
        183,028 shares held by Moore & Company, which are held in trust for his various relatives.
(3)     Includes 64,387 shares held jointly with his spouse; 5,340 shares held jointly with his son; 9,120 shares held jointly in various combinations with relatives; 19,140 shares held individually by his spouse; and 16,240 shares held as trustee for his sons.





BENEFICIAL OWNERSHIP BY EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth as of February 3, 1999, the amount and percentage of the common stock beneficially owned by each director and all officers and directors of the Company as a group:

 NAME OF INDIVIDUAL                      AMOUNT AND NATURE OF                 PERCENT
OR IDENTITY OF GROUP                 BENEFICIAL OWNERSHIP(1)(2)(3)          OF CLASS(4)
--------------------                 -----------------------------          -----------
David L. Baker                                 11,980(5)                       ----
William F. Farber, Sr.                        186,420                          8.44%
Judd B. Fitze                                  12,231(6)                       ----
John P. Kameen                                 20,339(7)                       ----
Erwin T. Kost                                   9,025(8)                       ----
William B. Lopatofsky                          25,410(9)                       1.15%
J. Robert McDonnell                            33,563(10)                      1.52%
Joseph P. Moore, Jr.                          220,035(11)                      9.96%
Theodore W. Porosky                             3,630(12)                      ----
Scott A. Seasock                                3,366(13)                      ----
Thomas E. Sheridan                              6,286(14)                      ----
Eric Stephens                                   7,315(15)                      ----

All Executive Officers and Directors
 of the Company as a Group
 (10 Directors, 6 Officers,
 12 Persons in Total)                         539,600                         24.43%


(1)     See footnote (1) under the above caption entitled "Principal Owners."
(2)     Does not include any common stock held in fiduciary accounts under the control of the Trust Department of Community Bank.
(3)     Information furnished by the Executive Officers, Directors and the Company.
(4)     Less than 1.0 percent unless otherwise indicated.
(5)     See footnote (3) under the above caption entitled "Principal Officers of the
        Company."
(6)     Includes 9,177 shares held jointly with his spouse; and 3,054 shares held under his
        IRA.
(7)     See footnote (4) under the above caption entitled "Principal Officers of the
        Company."
(8)     Includes 4,518 shares held individually; and 4,507 shares held jointly with his spouse.
(9)     Includes 22,860 shares held individually; and 2,550 shares held jointly with his spouse.
(10)    See footnote (5) under the above caption entitled "Principal Officers of the
        Company."
(11)    See footnote (2) under the above caption entitled "Principal Owners."
(12)    Held jointly with his spouse.
(13)    See footnote (6) under the above caption entitled "Principal Officers of the
        Company."
(14)    See footnote (7) under the above caption entitled "Principal Officers of the
        Company."
(15)    Includes 5,495 shares held individually; 950 shares held individually by his spouse;
        and 870 shares held individually by his children.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described in the paragraph below, there have been no material transactions, or proposed transactions, between the Company and Community Bank and any director or executive officer of the Company and/or Community Bank or any associate of the foregoing persons. The Company and Community Bank have had financial transactions in the ordinary course of business with directors and officers of the Company and Community Bank. The Company and Community Bank intend to continue to have banking and financial transactions in the ordinary course of business with directors and officers of the Company and Community Bank and their associates on substantially the same terms, including interest rates and collateral, as those prevailing, from time to time, for comparable transactions with other persons. Total loans outstanding from Community Bank as of December 31, 1998, to the Company's and Community Bank's executive officers and directors as a group, members of their immediate families and companies in which they had an ownership interest of 10.0 percent or more was $3,696,312, or approximately
9.3 percent of the total equity capital of the Company. Loans to such persons were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable circumstances.

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

(b)     Reports on Form 8-K

The Company filed no current reports on Form 8-K during the quarter ended December 31, 1998.

(c)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K             Description of Exhibit
--------------------------             ----------------------
            2                                  None.
            3(ii)                      Bylaws, amended as of March 17,
                                       1999, incorporated by reference at
                                       Exhibit 3(ii) to the Form 10-K for
                                       the year ended December 31, 1998.
            4                                  None.
            9                                  None.
           10                                  None.
           11                                  None.
           12                                  None.
           13                          Portions of the Annual Report to
                                       Stockholders for Fiscal Year Ended
                                       December 31, 1998.
           16                                  None.
           18                                  None.
           21                          List of Subsidiaries of the
                                       Company.
           22                                  None.
           23                                  None.
           24                                  None.
           27                          Financial Data Schedule.
           99                                  None.





















SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.
(REGISTRANT)

BY:/s/ David L. Baker                                March 10, 1999
   -----------------------------                          ---
   David L. Baker, President and
   Chief Executive Officer
   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                    Date

/s/ David L. Baker                                   March 10, 1999
-------------------------------------                     ---
David L. Baker, President and
Chief Executive Officer/Director
(Principal Executive Officer)

/s/ William F. Farber, Sr.                           March 10, 1999
-------------------------------------                     ---
William F. Farber, Sr.,
Chairman of the Board/Director

/s/ Judd B. Fitze                                    March 10, 1999
-------------------------------------                     ---
Judd B. Fitze, Director

/s/ Stephanie A. Ganz                                March 10, 1999
-------------------------------------                     ---
Stephanie A. Ganz, VP of Finance
(Principal Accounting Officer)

/s/ John P. Kameen                                   March 10, 1999
-------------------------------------                     ---
John P. Kameen, Secretary/Director

/s/ Erwin T. Kost                                    March 10, 1999
-------------------------------------                     ---
Erwin T. Kost, Director

/s/ William B. Lopatofsky                            March 10, 1999
-------------------------------------                     ---
William B. Lopatofsky, Director

/s/ J. Robert McDonnell                              March 10, 1999
-------------------------------------                     ---
J. Robert McDonnell,
Vice President/Director

/s/ Joseph P. Moore, Jr.                             March 10, 1999
-------------------------------------                     ---
Joseph P. Moore, Jr., Director

/s/ Theodore W. Porosky                              March 10, 1999
-------------------------------------                     ---
Theodore W. Porosky, Director

/s/ Scott A. Seasock                                 March 10, 1999
-------------------------------------                     ---
Scott A. Seasock, Chief Financial
Officer (Principal Financial Officer)

/s/ Eric Stephens                                    March 10, 1999
-------------------------------------                     ---
Eric Stephens, Director


                             EXHIBIT INDEX

ITEM NUMBER                   DESCRIPTION                       PAGE
-----------                   -----------                       ----
     3(ii)          Bylaws                                        38

    13              Portions of the Annual Report to
                    Stockholders for Fiscal Year Ended
                    December 31, 1998                             54

    21              List of Subsidiaries of the Company          221

    27              Financial Data Schedule                      222



























COMM BANCORP, INC.
CONTENTS
        ------------------------------------------------------------------

INTRODUCTION

 56  Consolidated Financial Highlights

 57  President's Message to Stockholders

 60  Consolidated Selected Financial Data


MANAGEMENT'S DISCUSSION AND ANALYSIS

 61  Forward-Looking Discussion

 62  Operating Environment

 72  Review of Financial Position

127  Review of Financial Performance


CONSOLIDATED FINANCIAL STATEMENTS

147  Independent Auditors' Report

148  Consolidated Statements of Income and
     Comprehensive Income

149  Consolidated Balance Sheets

150  Consolidated Statements of Changes in
     Stockholders' Equity

151  Consolidated Statements of Cash Flows


NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

152  Summary of significant accounting policies

166  Cash and due from banks

167  Investment securities

170 Loans, nonperforming assets and allowance for loan losses

173 Commitments, concentrations and contingent liabilities

174  Premises and equipment, net

176  Other assets

177  Deposits

178  Short-term borrowings

179  Long-term debt

180  Fair value of financial instruments

180  Litigation recovery

180  Employee benefit plans

181  Income taxes

183  Parent Company financial statements

184  Regulatory matters

187  Summary of quarterly financial information
    (unaudited)


MANAGEMENT'S DISCUSSION AND ANALYSIS
1997 VERSUS 1996

188  Operating Environment

192  Review of Financial Position

208  Review of Financial Performance


DIRECTORS AND OFFICERS

213  Boards of Directors and Corporate Officers

214  Advisory Boards

215  Officers

216  Locations

217  Glossary of Terms

220  Stockholder Information





COMM BANCORP, INC.
CONSOLIDATED FINANCIAL HIGHLIGHTS
                                 -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31                                        1998      1997      1996
--------------------------------------------------------------------------------------
FINANCIAL POSITION:
Assets................................................... $388,251  $381,811  $354,812
Investment securities....................................  109,626   105,666   101,994
Net loans................................................  244,090   246,429   231,859
Deposits.................................................  344,253   332,381   320,456
Stockholders' equity..................................... $ 39,734  $ 36,102  $ 31,256

FINANCIAL PERFORMANCE:
Interest income.......................................... $ 27,224  $ 26,142  $ 25,059
Interest expense.........................................   13,960    14,068    13,550
Net interest income......................................   13,264    12,074    11,509
Net income...............................................    4,500     4,400     4,200
Dividends declared....................................... $    816  $    659  $    623

FINANCIAL RATIOS:
Return on average total assets...........................     1.19%     1.22%     1.21%
Return on average stockholders' equity...................    11.71     13.40     14.57
Tier I capital ratio.....................................    17.69     15.95     15.72
Total capital ratio......................................    18.94     17.20     16.98
Leverage ratio...........................................     9.46      8.74      8.46
Allowance for loan losses to loans, net..................     1.63%     1.52%     1.67%

PER SHARE DATA:
Net income............................................... $   2.04  $   2.00  $   1.91
Cash dividends declared..................................     0.37      0.30      0.28
Stockholders' equity..................................... $  18.00  $  16.39  $  14.21




          Comm Bancorp, Inc. is a bank holding company incorporated under the laws of Pennsylvania.
          Headquartered in Forest City, Pennsylvania, Comm
          Bancorp, Inc. serves four counties through twelve community banking offices. Each office, interdependent with the community, offers a comprehensive array of financial products and services to individuals, businesses, not-for-profit organizations and government entities.

          Comm Bancorp, Inc. is an equal opportunity employer.
          All employees and applicants for employment are treated without regard to age, race, color, sex, religion, national origin, disability or veteran status.



COMM BANCORP, INC.
PRESIDENT'S MESSAGE TO STOCKHOLDERS
                                   ----------------------------------------

It is my pleasure to report on the accomplishments of your Company in 1998. We experienced continued growth and overall financial improvement. As you may be aware, the Clarks Summit facility is open and fully functional with operations, administrative and trust personnel on site. The expected opening of the branch is the end of the first quarter. Construction began in the first quarter of 1999 on the future site of our fourteenth branch in Dickson City. We expect these expansions to enhance stockholder value by serving our current and future customers in the same manner which has been so successful in the past.

Once again we are pleased to report increased earnings. For the year, net income totaled $4.5 million or $2.04 per share, an increase over the $4.4 million or $2.00 per share in 1997. Our continued growth is directly related to increases during 1998 in average assets of 5.0%, average loans of 2.5% and average deposits of 4.1% over the same period in 1997. Stockholders' equity per share rose from $16.39 per share in 1997 to $18.00 per share in 1998. As you are aware, the new dividend policy which systematically increases the dividend payout ratio has been in effect for more than two quarters. As a result, dividends declared increased 23.8% comparing 1998 to 1997. Feedback from stockholders indicates that this new policy was well received.

Also during the third quarter of 1998, the program to sell conforming one-to-four family residential mortgage loans in the secondary market became fully operational. Our portfolio of serviced loans continues to grow, increasing liquidity and keeping our bank competitive in the marketplace while creating additional fee income.

In my letter to you last year, I mentioned some alternative investment products that we were introducing through our Trust and Financial Services Division. In 1998, we introduced fixed-rate annuity products and mutual funds on a no-load basis to all of our bank customers, both of which were well received. Our newly licensed bank representatives and trust personnel sold approximately $750 thousand of these new products. The utilization of the Discount Brokerage program has increased over the past year. Customers have found this to be a savings of both time and money while providing additional fee income for the bank. Personal trust assets in our Trust Division grew by over 24% and fee income from these services increased over 38% from the previous year.

We are confident that our Trust and Financial Services Division will continue to grow as we become established in the Clarks Summit and Dickson City areas. This will be accomplished as existing, new and potential customers become aware of the availability of the products and services we

COMM BANCORP, INC.
PRESIDENT'S MESSAGE TO STOCKHOLDERS (CONTINUED)
                                               ----------------------------

offer. Our initial market research indicates a strong interest from both individuals and commercial clients in the aforementioned areas. I urge all stockholders to utilize our Trust and Financial Services Division for your investment and estate planning needs. I am confident that you will find our staff knowledgeable and our services both convenient and cost effective.

The Year 2000 continues to be of great concern to all. In May of 1997, we brought our computer hardware systems into Year 2000 compliance and in August of 1998, we upgraded our core processing software and installed new ancillary software for Year 2000 compliance. Another major technological accomplishment in 1998 was the installation of a Wide Area Network (WAN) in all branches. The WAN will provide improved communications, allow for imaging of loan and deposit documents, support voice-over-data communication and generate greater efficiency relating to the overall processing of the Bank's daily workload. We also held several meetings with our commercial customers informing them of the Bank's progress in regard to Year 2000 compliance and offering some advise in avoiding potential Year 2000 problems for their businesses.

In January of 1998, our internet web site, http//www.combk.com, on the World Wide Web became operational. We estimate over 1,500 visits were made to the site in 1998. Stockholders and potential investors alike can get vital information about the Bank. We have utilized our web site to inform the general public of the progress on the Clarks Summit project through pictures and updates.

Through our employees' commitment to the communities we serve, charitable donations throughout our area were once again quite generous in 1998. Recipients included: Special Olympics, various school programs and sports teams, local fire companies, United Way and anti-drug programs, to name a few. The bank also donated a property to Habitat for Humanity, who will make the necessary repairs to the property and help a low income or first time home buyer finally realize the dream of owning their own home.

Our Save for America program, which teaches the valuable life lesson of saving to students in the local elementary schools, also went on-line with regard to the Internet in 1998. Instead of each school processing on a stand-alone program and supplying the bank with a disk to update students' accounts, the entire process is done on-line with the deposit data wired directly into the Bank via the Federal Reserve Bank. This allows timely and accurate updates to the student accounts.


COMM BANCORP, INC.
PRESIDENT'S MESSAGE TO STOCKHOLDERS (CONTINUED)
                                               --------------------------

Stock prices varied dramatically in 1998. This volatility was also evidenced in the market value of your Company's stock as it traded in a range from a high of $38 to a low of $25. We feel the drop in price was tied to the overall national stock market conditions and was not based on earnings or performance of the Bank. Unfortunately, as money center and international bank stocks adjust in market value, this also has had a negative effect on nearly all bank stocks traded on the open market. Over the past five years, the total return of your bank stock has been substantial. A $100.00 investment in Comm Bancorp, Inc. stock at December 31, 1993, rose to a cumulative value of $307.08 at December 31, 1998. Comparatively, the same $100.00 investment in NASDAQ bank stocks would have yielded a cumulative value of $293.20 over the same period.

I would like to take this opportunity to thank our employees for their continued efforts on behalf of the bank. Their commitment to excellence has had a dramatic effect upon our success in past years and is vital to our continued growth.

Thank you for your continued trust in us. As we enter 1999, your management team and Board of Directors are committed to strengthening your investment while making every attempt to expand our services and customer base in a prudent, yet successful manner. As always, if you have any questions, comments or concerns do not hesitate to contact me.


Sincerely,

/s/ David L. Baker
-------------------------------------
David L. Baker
President and Chief Executive Officer













COMM BANCORP, INC.
CONSOLIDATED SELECTED FINANCIAL DATA
                                    ------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31                                       1998       1997       1996       1995      1994
------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF FINANCIAL PERFORMANCE:
Interest income......................................... $ 27,224   $ 26,142   $ 25,059   $ 26,467  $ 24,991
Interest expense........................................   13,960     14,068     13,550     14,994    12,942
                                                         --------   --------   --------   --------  --------
  Net interest income...................................   13,264     12,074     11,509     11,473    12,049
Provision for loan losses...............................      855        360        300        435       800
                                                         --------   --------   --------   --------  --------
  Net interest income after provision for loan losses...   12,409     11,714     11,209     11,038    11,249
Noninterest income......................................    2,673      1,776      1,387     (3,196)    1,005
Noninterest expense.....................................    9,364      7,956      7,383      8,194     7,949
                                                         --------   --------   --------   --------  --------
  Income before income taxes............................    5,718      5,534      5,213       (352)    4,305
Provision for income taxes..............................    1,218      1,134      1,013       (552)      980
                                                         --------   --------   --------   --------  --------
  Net income............................................ $  4,500   $  4,400   $  4,200   $    200  $  3,325
                                                         ========   ========   ========   ========  ========

CONDENSED STATEMENTS OF FINANCIAL POSITION:
Investment securities................................... $109,626   $105,666   $101,994   $108,706  $152,566
Net loans...............................................  244,090    246,429    231,859    209,932   190,909
Other assets............................................   34,535     29,716     20,959     32,310    18,988
                                                         --------   --------   --------   --------  --------
  Total assets.......................................... $388,251   $381,811   $354,812   $350,948  $362,463
                                                         ========   ========   ========   ========  ========

Deposits................................................ $344,253   $332,381   $320,456   $317,099  $316,169
Short-term borrowings...................................               9,575                          15,956
Long-term debt..........................................       41         44         46      3,048     5,050
Other liabilities.......................................    4,223      3,709      3,054      2,906     2,599
Stockholders' equity....................................   39,734     36,102     31,256     27,895    22,689
                                                         --------   --------   --------   --------  --------
  Total liabilities and stockholders' equity............ $388,251   $381,811   $354,812   $350,948  $362,463
                                                         ========   ========   ========   ========  ========

PER SHARE DATA:
Net income.............................................. $   2.04   $   2.00   $   1.91   $   0.09  $   1.51
Cash dividends declared.................................     0.37       0.30       0.28       0.21      0.21
Stockholders' equity.................................... $  18.00   $  16.39   $  14.21   $  12.68  $  10.31
Cash dividends declared as a percentage of net income...    18.14%     14.98%     14.83%    231.00%    13.68%
Average common shares outstanding....................... 2,205,545  2,200,960  2,200,080  2,200,080 2,200,071

SELECTED RATIOS (BASED ON AVERAGE BALANCES):
Net income as a percentage of total assets..............     1.19%      1.22%      1.21%      0.06%     0.95%
Net income as a percentage of stockholders' equity......    11.71      13.40      14.57       0.77     14.26
Stockholders' equity as a percentage of total assets....    10.18       9.14       8.30       7.25      6.65
Tier I capital as a percentage of adjusted total assets.     9.46       8.74       8.46       7.12      7.32
Net interest income as a percentage of earning assets...     4.06       3.87       3.79       3.48      3.68
Loans, net, as a percentage of deposits.................    73.88%     75.02%     69.83%     62.81%    61.01%

SELECTED RATIOS AND DATA (BASED ON PERIOD END BALANCES):
Tier I capital as a percentage of risk-adjusted assets..    17.69%     15.95%     15.72%     14.58%    14.19%
Total capital as a percentage of risk-adjusted assets...    18.94      17.20      16.98      15.84     16.05
Allowance for loan losses as a percentage of loans, net.     1.63%      1.52%      1.67%      1.83%     1.84%
Full-time equivalent employees..........................      161        161        149        147       153
Locations...............................................       12         12         10         10        10






Note: Per share information reflects the retroactive effects of a three-for-one stock split effective
April of
1996 and a four-for-one stock split effective February of 1994. Average balances were calculated using average
daily balances.  Average balances for loans include nonaccrual loans.  Tax-equivalent adjustments were calculated
using the prevailing statutory rate of 34.0 percent.
Management's Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements beginning on page 147 and Management's Discussion and Analysis 1997 versus
1996 beginning on page 188.


FORWARD-LOOKING DISCUSSION:

Certain statements in this Form 10-K are forward-looking statements that involve numerous risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:

Local, domestic and international economic and political conditions and government monetary and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the control of Comm Bancorp, Inc. and its subsidiary, Community Bank and Trust Company, (collectively, the "Company") may also adversely affect its future results of operations. Management, consisting of the Board of Directors and executive officers, expects that no particular factor will affect the Company's results of operations.
Downward trends in areas such as real estate, construction and consumer spending may adversely impact the Company's ability to maintain or increase profitability. Therefore, the Company cannot assure that it will continue its current rates of income and growth.

The Company's earnings depend largely upon net interest income. The relationship between the Company's cost of funds, deposits and borrowings, and the yield on its interest-earning assets, loans and investments, all influence net interest income levels. This relationship, defined as the net interest spread, fluctuates and is affected by regulatory, economic and competitive factors that influence: (i) interest rates; (ii) the volume, rate and mix of interest-earning assets and interest-bearing liabilities; and (iii) the level of nonperforming assets. As part of its interest rate risk ("IRR") strategy, management monitors the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities to control its exposure to interest rate changes.

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

To a certain extent, the Company's success depends upon the general economic conditions in the geographic market that it serves. Although the Company expects economic conditions in its market area to remain favorable, assurance cannot be given that the conditions will continue. Adverse changes to economic conditions in the Company's geographic market area would likely impair its loan collections and may have a materially adverse effect on the consolidated results of operations and financial position.

The banking industry is highly competitive, with rapid changes in product delivery systems and consolidation of service providers. The Company competes with many larger institutions in terms of asset size. These competitors also have substantially greater technical, marketing and financial resources. The larger size of these companies affords them the opportunity to offer products and services not offered by the Company. The Company is constantly striving to meet the convenience and needs of its customers and to enlarge its customer base. The Company cannot assure that these efforts will be successful in maintaining and expanding its customer base.

OPERATING ENVIRONMENT:

During 1998, the United States sustained exceptional economic growth as a result of strong household and business spending brought on by greater confidence and offset partially by a slowdown in foreign demand. The strength of economic growth is particularly important to the financial success of the banking industry as its main function, lending, is directly related to the velocity of economic activity. The gross domestic product ("GDP"), the total output of goods and services produced within United States borders, increased 3.9 percent for 1998. This rate was twice the anticipated growth and equals the annual performance of last year. Most economists expected growth to subside during 1998 based on the strong growth experienced during the past two years. GDP grew 3.9 percent in 1997 and 3.4 percent in 1996. A three-year consecutive growth rate above 3.0 percent has not been seen since the mid-1980s. Moreover, the domestic economy completed 1998 by posting a torrid 6.1 percent growth rate during the final quarter, the best in 15 years.

Many foreign countries are experiencing prolonged recessionary conditions, including high unemployment and falling consumption, which continues to reduce the demand for goods and services from the United States. In addition, these countries have devalued their currencies, making goods from the United States more expensive relative to their own. As a result, the depressed demand for American exports had an adverse effect on domestic GDP in 1998. Imports increased 10.8 percent in 1998 while exports rose a modest
1.5 percent. Despite reducing the rate of exports, the global financial crisis has caused some beneficial effects on GDP as the Federal Reserve Board's Open Market Committee ("FOMC") has refused to raise interest rates despite the high level of economic growth for fear of triggering further foreign currency devaluations. Accordingly, lower interest rates have become an incentive for consumer and business confidence. In addition, the global problems have helped to restrain inflation from surfacing despite the strong growth and tight labor conditions. Recessionary conditions in foreign countries have caused a reduction in their demand for commodities, which has lead to an overabundance of certain goods, such as gasoline, computers and automobiles, causing prices to decline. Moreover, the reduced price of imported goods has caused domestic producers to compete by retaining or lowering prices by either increasing productivity or improving technology of their products.

Higher consumer and business confidence fueled greater domestic expenditures in 1998, which more than counteracted the effects of the slowdown in demand for goods and services from foreign countries. This improvement was evidenced by increases in both the University of Michigan's Sentiment Index, rising from 103.2 in 1997 to 104.6 in 1998, and the Conference Board Confidence Level, rising from 125.4 in 1997 to 131.7 in 1998. Household confidence was spurred by an improved employment picture with respect to both number of available opportunities and pay scales for existing positions. The other major influence which strengthened consumer confidence was the increased level of wealth caused by the continued rise in stock values. Household net worth increased 10.0 percent in 1998 from 1997. Ideal employment conditions, improved wealth, slower inflation, lower interest rates and higher credit availability were the primary causes for the improved confidence.

Employment conditions were premier in 1998, as huge job gains in the construction and retail sectors more than offset losses in manufacturing. Approximately 2.9 million new jobs were created during 1998. Despite the
1.0 percent rise in the civilian work force, the unemployment rate declined from 4.7 percent to 4.3 percent at December 31, 1997 and 1998, respectively. The unemployment rate averaged 4.5 percent in 1998, the lowest rate since 1969. Average hourly earnings rose 4.4 percent from $12.43 at year-end 1997 to $12.98 at year-end 1998. Average weekly earnings recorded an annualized increase of 4.1 percent to $449.11 at December 31, 1998. As a result of increased productivity, the average workweek fell from
34.7 hours in 1997 to 34.6 hours in 1998. Moreover, employees deemed the current and foreseeable future of labor conditions favorably as evidenced by the most recent survey of the Consumer Conference Board. According to the survey, the percentage of respondents stating that jobs are hard to get fell to an all-time low of 11.7 percent. Moreover, 48.2 percent of those surveyed believed jobs are plentiful.

United States stock market prices surged during 1998, as the FOMC eased monetary policy in an attempt to offset the impact of reduced demand for goods from foreign countries. The FOMC decreased its target rate for federal funds by one-quarter of one percent on September 29, October 15 and November 17. These three cuts within seven weeks would have been viewed as highly unusual if not for the global turmoil given the 3.9 percent economic growth and the 4.5 percent unemployment rate. Most equity indices responded to these cuts and higher corporate profits by experiencing strong growth in 1998. Specifically, the NASDAQ Composite increased nearly 40.0 percent, the Standard and Poor's 500 Composite rose 25.0 percent and the Dow Jones Industrial Average and New York Stock Exchange Composites were both up 16.0 percent. Consumer confidence and underlying consumption levels have become heavily dependent on movements of the stock market as individuals are eager to spend more as equity values increase. As aforementioned, the net worth of households increased more than 10.0 percent during 1998. Moreover, the rise in consumer confidence as a result of the improvements in equity markets can be further evidenced by the reduced rate of savings in 1998. The personal savings rate, savings as a percentage of disposable personal income, declined from 2.1 percent in 1997 to 0.5 percent in 1998. Households increase their savings from current income when they feel the need to increase wealth to meet long-term goals. However, the rise in the value of equity holdings has allowed consumers to feel more confident about their financial futures and to forego allocating a higher percentage of their salaries to savings.

Confidence was also enforced by subdued inflation in 1998, despite stronger economic growth and tighter labor markets. An inflation measurement tied to domestic economic activity was up only 1.0 percent for 1998, the smallest increase in over 49 years. With respect to consumer inflation, the Consumer Price Index ("CPI") increased by 1.6 percent, the lowest level since 1986. Slowing medical costs and falling oil prices were primarily responsible for the reduction. The slight increase of 1.6 percent in 1998 follows a similar increase of 1.7 percent in 1997. The Producer Price Index ("PPI") was deflationary for the second consecutive year. The PPI was negative 0.1 percent for 1998 as compared to negative 1.2 percent for 1997. Low inflation was a result of rising productivity, falling commodity and energy prices and relatively stable labor costs. The Employment Cost Index, which measures changes in total compensation costs including salaries and employee benefits, was 139.8 in December 1998, representing only a 3.4 percent increase over the same period last year. This increase was mitigated by increased productivity of American workers in 1998 as the Labor Department announced that its measure of productivity, the amount of output produced per hour of work, increased 2.5 percent. This increase was the greatest since 1992. Productivity measures how efficiently the economy is turning workers' labor into goods and services. If workers produce more for each hour of work, employers can afford to raise wages and benefits without raising prices or lowering profits. Also assisting in keeping inflation in check for 1998 was the devaluation of foreign currencies which resulted in lowering the cost of imported goods. This competition against imports, coupled with the fear that if domestic businesses raise prices their competitors will not follow also assisted in keeping inflation to a minimum in 1998.

A final factor for the rise in confidence was low-costing and readily-available credit. The average interest rate on a 30-year mortgage declined from 7.57 percent in 1997 to 6.91 percent in 1998. To a lesser extent, the average interest rate on a 15-year mortgage also declined from 6.61 percent in 1997 to 6.58 percent in 1998. An indication of increased availability of credit was the strong growth in aggregate borrowings of 6.9 percent in 1998. Competition to extend credit was great as financial institutions lowered rates, relaxed terms or softened credit standards to counteract declining net interest margins.

The rise in confidence was the most important influence on the favorable economic activity in 1998 as it caused exceptional strength in consumer and business expenditures, which more than offset the adverse effects of reductions in exports from foreign countries. During 1998, consumer spending, as measured by personal consumption expenditures, rose 4.8 percent, the highest level in 14 years. All of the major categories of personal consumption expenditures, durables, nondurables and services recorded gains in 1998. Durable goods had the greatest increase of all categories rising 12.0 percent in 1998. Increases in income and wealth led households to boost consumption expenditures and invest in housing. All sectors of the housing industry flourished in 1998, as evidenced by increases of 10.4 percent in new home sales, 14.3 percent in existing home sales and 10.2 percent in housing starts. Declines in mortgage rates and mild weather helped promote the housing market. Total outlays for residential investment, including home improvements, increased about 12.5 percent in 1998. Similar to consumer expenditures, business outlays also experienced strong growth increasing 12.5 percent during 1998. The most significant rise in such outlays was investment in new equipment increasing
16.7 percent, driven by a 62.0 percent increase in computer sales. The strength of the economy and optimism about its long-run prospects, efficiencies of new technologies and low-costing credit availability were the primary reasons for the increase. As a result of the significant increase in business investment, aggregate borrowings increased 10.7 percent from the end of 1997.

National economic expectations for 1999 are similar to the predictions made for 1998. Economic growth is expected to decline while unemployment and inflation are expected to increase slightly. Real GDP is expected to grow at a slower pace of 2.5 percent during 1999 as the rates of unemployment and CPI are expected to quicken to 4.8 percent and 2.5 percent, respectively. Although there have been recent reports of improving economic conditions in foreign countries, there remains a significant amount of risk that they may relapse into financial difficulties causing further declines in demands for United States goods and services. Should this occur, it is expected to be offset again by higher expenditures and quite possibly, further easement of monetary policy. Higher levels of household income and overall wealth will be responsible for increased consumer spending. Similarly, businesses are expected to mitigate the effects of higher employment costs through increased productivity as a result of greater investments in high-tech equipment. However, capital expenditures may decline if corporate profit margins narrow. Profit reductions would also curtail consumer spending as a result of lost wealth from declining stock values. Adding to the risk of a downturn in economic activity is the fact that consumers are more overextended than ever before with debt servicing costs as a percentage of income at its highest level since 1974. The ramifications to financial institutions of an economic downturn would include reduced loan demand and higher asset quality problems, leading to lower profitability.

Economic activity in the Company's four-county market area appears to have finally caught up with that of the nation and Commonwealth as indicated by unemployment reductions and wage gains. Unemployment rates for Lackawanna and Susquehanna counties declined to levels similar to those of the United States and Pennsylvania, while Wayne and Wyoming counties, recorded significant unemployment rate reductions for 1998 of 1.4 percent and 2.2 percent, respectively, from year-end 1997. Construction generated the largest gains in local employment as a result of improvements in the housing industry and unseasonably mild weather. Service producing industries also assisted in reducing unemployment levels during 1998.

National, Pennsylvania and market area unemployment rates at December 31, 1998 and 1997, are summarized as follows:


December 31                                                              1998     1997
--------------------------------------------------------------------------------------
National................................................................. 4.3%     4.7%
Pennsylvania............................................................. 4.4      4.8
Lackawanna County........................................................ 4.3      5.4
Susquehanna County....................................................... 4.4      6.3
Wayne County............................................................. 6.7      8.1
Wyoming County........................................................... 6.0%     8.2%


In addition, employees within the Company's market area recorded wage gains superior to those of the Commonwealth. During 1998, the average hourly earnings of a local manufacturing employee rose 16 cents as compared to 9 cents for all Pennsylvania workers. The average hourly earnings of a United States manufacturing worker increased 48 cents in 1998. Despite the gain, employees in the four-county market area still lag National and Pennsylvania employees with respect to their hourly rate. The average hourly rates paid to a manufacturing employee at December 31, 1998, throughout the nation, Commonwealth and market area were $12.98, $14.07 and $12.69, respectively. Despite tight labor markets, employers were able to build efficiencies in 1998 without harming productivity as evidenced by a reduction in the average weekly hours worked. As aforementioned, the average weekly hours worked for the nation declined from 34.7 to 34.6 at year-end 1997 and 1998, respectively. Similarly, average hours worked for the Commonwealth reduced from 42.8 to 41.9, respectively, and for the market area from 41.6 to 40.9, respectively. Such efficiencies have become increasingly important as the pool of available workers has continually declined. The civilian labor force, defined as the total number of individuals employed and those actively seeking employment, declined by 1,500 workers from year-end 1997 to year-end 1998 for the Company's market area. Similar to the market area, the Commonwealth recorded a 1.0 percent decrease in the amount of available workers. In contrast to the labor force reductions for the market area and the Commonwealth, the nation reported a
1.3 percent increase as more individuals made themselves available for employment. Although assisting the retail business of local financial institutions by increasing loans and lowering delinquencies of individuals, a continuation of tight labor conditions may raise compensation costs of area businesses. Such an event would restrict business profitability leading to a slowdown in commercial lending and a deterioration in asset quality. These occurrences would cause businesses to cut the number of workers, which would most likely have an adverse effect on consumer lending to, and the asset quality of, these individuals.

A recent Northeast Pennsylvania Economic Development Council Report outlined optimistic future prospects for economic activity in the Company's market area. The Council's latest "State of the Region" report outlines a number of initiatives aimed at generating growth. These initiatives include a Capital Redevelopment Assistance Program, Regional Education Task Force, Northeast Pennsylvania Conservancy Plan and Passenger Rail Service Restoration Project. Recent legislative approval of the Capital Redevelopment Assistance Program may help the region capture new funding for various area restoration and improvement projects. These projects would benefit the region by generating employment and increasing spending from within and outside the area. The Regional Education Task Force is a project designed to combine the resources of area colleges and universities in order to build a regional database. Such information can help local private-sector businesses and organizations make market decisions and may attract businesses from outside the area to relocate within the region. The Northeast Pennsylvania Conservancy Plan continues to develop and enhance the quality of life within the region through environmental improvements. The restoration of passenger rail service from the local area to New York City is expected to increase the regions attractiveness as a bedroom community for individuals wishing to live outside the City but still work in the metropolitan area. In addition to these initiatives, the Lackawanna Valley Industrial Highway Project aimed at improving the region's infrastructure is near completion. This project will open new lands for economic development in Lackawanna and Wayne Counties. Wayne County has already benefitted by the recent efforts as 350 new jobs will be generated by the location of a federal prison in Waymart.

With the exception of large banks, the nation's financial institutions continued to perform well during 1998. Banks' earnings would have increased further if not for reductions in net interest margins, increased levels of loan loss provisions and higher noninterest expenses. The pressure on net interest margins was a direct reflection of lower interest rates, flat yield curve and rapid mortgage prepayment activity with subsequent reinvestments of the proceeds at lower yields. Although helpful in reducing the ill effects of the foreign crisis, the FOMC's three rate cuts placed additional pressure on net interest margins during 1998. As a result of the already low interest rates offered on deposits, banks were unable to reduce funds costs while being pressured to lower loan yields in order to compete. Moreover, the reductions in the federal funds rate caused a corresponding reduction in the yield on adjustable-rate loans tied to the prime rate. The prime rate declined from 8.50 percent to 7.75 percent at December 31, 1997 and 1998, respectively. Adding to the dilemma of reduced earning asset yields was the flatness of the yield curve in 1998. Banks were unable to extend maturities in order to achieve greater compensation.

Finally, rising prepayments on loans and mortgage-backed securities as a result of declining interest rates forced banks to reinvest repayments at lower yields, thus adding more pressure on net interest margins. Financial institutions throughout the United States increased their provisions for loan losses in response to higher loan volumes and greater write-offs on foreign credits. In order to offset the margin compressions and higher provisions, banks continued to increase noninterest income. During 1998, fee income accounted for a greater percentage of banks' revenues than ever before. Fee-based revenue increased through the expansion of product offerings and by raising prices on existing products and services. With respect to noninterest expenses, efficiency ratios remained weak in 1998 as a result of significant investments made to improve competitiveness through technological improvements and product line enhancements. Moreover, the industry incurred a significant amount of one-time charges in 1998 including costs associated with merger and holding company restructurings and Year 2000 ("Y2K") compliance.

As aforementioned, large financial institutions did not fare as well as regional and community banks during 1998. These institutions were harmed by losses from foreign credit exposure, recognition of one-time expenses for merger-related charges and establishment of cost-cutting programs. This reduction in large bank earnings is evidenced by examining the performance of the nation's top 50 commercial banks in 1998. For 1998, this group posted net income of $37.8 billion, a 3.3 percent decline as compared to the $39.1 billion reported for 1997. Net interest income on a tax-equivalent basis rose from $106.8 billion in 1997 to $108.9 billion in 1998. This increase was primarily a result of higher volumes of earning assets as the net interest margin declined from 3.85 percent in 1997 to
3.61 percent in 1998. The 10.7 percent increase in the provision for loan losses was directly related to replenishing the reserve for write-offs on loans to emerging countries and hedge funds. The ratio of net loans charged-off as a percentage of average loans rose from 0.54 percent in 1997 to 0.66 percent in 1998. This ratio was significantly greater for the top 10 commercial banks increasing from 0.57 percent in 1997 to 0.81 percent in 1998. Noninterest income rose 17.3 percent from $74.7 billion in 1997 to $87.6 billion in 1998 as these banks attempted to mitigate the effects of margin compressions and provision expansions. Noninterest expenses grew from $108.3 billion in 1997 to $119.1 billion in 1998, a 10.0 percent increase. As a result, the operating efficiency ratio deteriorated slightly from 59.7 percent to 60.6 percent in 1997 and 1998, respectively.

During 1998, regional and community banks, which deal primarily in plain vanilla consumer and commercial banking operations, exhibited stronger performance than their larger competitors. This was evidenced by an improvement in the financial performance of regional and community banks located in the Mid-Atlantic region. Net income after tax improved from $1.4 billion to $1.7 billion in 1997 and 1998, respectively. The 21.4 percent increase was primarily attributable to the strong growth in net interest income. For the year, tax-equivalent net interest income increased to $5.7 million, an 11.1 percent increase over the comparable period last year. As was evidenced by large banks, the rise in net interest income for regional and community banks was primarily attributed to an increase in the average volumes of earning assets in excess of interest-bearing liabilities as the net interest margin declined in 1998. Average investments and loans increased $4.0 billion and $15.1 billion, respectively, while interest-bearing liabilities rose $13.7 billion. Conversely, net interest margin declined from 4.07 percent in 1997 to 3.88 percent in 1998. The causes for the decline were similar to those presented for the larger institutions. The loan loss provision declined slightly from $296.1 million in 1997 to $291.1 million in 1998. Lower volumes of nonperforming assets and net loans charged-off were primarily responsible for the stability of the provision. Noninterest revenues increased $660.3 million from 1997 as a result of expansions in product and service offerings and a greater percentage of banks charging for automated teller machine transactions. For 1998 and 1997, fee revenue as a percentage of total revenue was 14.0 percent and
16.3 percent, respectively. Efficiency ratios for regional and community financial institutions deteriorated slightly as a result of increased expenditures for product and service expansions and Y2K preparedness. Noninterest expenses increased 28.6 percent from $3.5 billion in 1997 to $4.5 billion in 1998. There is a great deal of risk for the future performance of all financial institutions. Recent easing of lending standards, which may result in higher levels of charge-offs and nonperforming loans, along with the expected continuation of pressure on net interest margins will most likely cause the greatest concerns in the near-term.

As a result of higher stock prices of financial institutions in the first half of the year, merger and acquisition activity in 1998 surpassed the record pace of 1997. The increased market values of financial institutions in the first half of 1998 played a major role in the financial viability of such mergers. Greater stock prices allowed financial institutions to issue fewer shares to execute mergers, which reduced the potential dilutive effects to stockholders. While the number of deals throughout the nation remained the same as the prior year, the aggregate deal value increased from $259.8 billion in 1997 to $281.7 billion in 1998. The average price to book value for financial institution mergers in 1998 was 2.6 times while the median price to earnings was 23.1 times. For the prior year, the comparable multiples of book and earnings were 2.2 times and 20.8 times, respectively. The increase in the aggregate deal values was primarily caused by a small number of large deals during the second quarter of 1998, prior to the correction in financial institution stock values in the second half of the year. Specifically, these mergers included Travelers and Citicorp, Wells Fargo and Northwest, Banc One and First Chicago NBD, and NationsBank and BankAmerica. Such deals accounted for 74.5 percent of the aggregate deal value for all mergers during 1998. In addition to the greater market values of stock prices in the first half of 1998, factors such as deregulation, synergistic opportunities, globalization and management incentives were the primary causes for these mega-mergers. With respect to the Mid-Atlantic region, aggregate deal values increased from $64.4 billion in 1997 to $100.2 billion in 1998. Included in the $100.2 billion is $82.5 billion for the Travelers-Citicorp merger. The average price to book for this region was constant at 2.4 for 1997 and 1998. The median price to earnings multiple was 23.0 times and 28.3 times for 1997 and 1998, respectively. Merger activity in 1999 is expected to decline as a result of depressed stock prices and an inability of acquirers to address due diligence considerations with respect to Y2K issues. However, after the onset of the new millennium, merger activity could increase because of the near-term threat that the pooling method of accounting for business combinations may be eliminated. On December 15, 1998, the Financial Accounting Standards Board ("FASB") published an invitation to comment on "Methods of Accounting for Business Combinations." Citing the growth of merger activity, the flow of capital among nations and the current lack of comparability between domestic and international accounting methods, the FASB has advocated the elimination of pooling of interests and the adoption of purchase accounting as the only accounting method for combinations. Approximately 95.0 percent of the aggregate deal values of all merger transactions in 1998 were performed utilizing the pooling method of accounting. Based on this statistic, it appears that any potential acquirers will most likely attempt to hasten their acquisition plans in order to utilize the pooling method prior to its elimination.

With respect to banking legislation, the most significant effort in 1998 dealt with modernization of the laws governing permissible financial service activities. The bill, H.R. 10, "The Financial Services Competitiveness Act of 1997," would repeal the Glass-Steagall Act that restricts banks from affiliating with insurance and securities firms. H.R. 10 arose out of the widespread view that events in the marketplace made the current structure of United States financial institutions obsolete. In recent years, technological advancements and market innovations have combined to replace traditional banking services with those offered by noninsured financial institutions. Federal bank regulators have recently allowed banks to enter into certain areas of insurance and securities, resulting in several court battles to define permissible lines of activities among financial industry groups. However, legislators feel the need to create a more formalized legal framework for financial institutions and other financial services companies to operate and compete in the future. In general, H.R. 10 would allow banks' affiliates: (i) to engage in securities underwriting and dealing and to sponsor and distribute mutual funds; (ii) to underwrite and broker any type of insurance product; and
(iii) to underwrite municipal revenue bonds.

Although a version of H.R. 10 was passed in the House of Representatives during 1998, and was recently adopted and sent to the full Senate by the Banking Committee, it appears the legislation is far from being entered into law. The Clinton Administration opposes the bill in its present form because they feel it fails to protect consumers and would hurt consumer lending laws. Others voicing their opposition to H.R. 10 include the Treasury Department and certain consumer groups. Further complicating the passage of the bill is a disagreement about which supervisory body should regulate these new business activities. Specifically, if financial institutions' insurance and securities businesses operate out of bank operated subsidiaries rather than the holding company, they would be insured under the Federal Deposit Insurance Corporation ("FDIC"). Such action would allow banks a competitive advantage and more importantly expose the FDIC insurance fund to potential losses from failures in those activities. Despite these problems, it appears all interested parties recognize the need to change and want to refurbish the current legislative structure with respect to banking. When passed, the law should benefit the competitive position for all banks.

REVIEW OF FINANCIAL POSITION:

The declining interest rate environment during 1998 has made it more difficult for financial institutions to achieve acceptable returns on their loans and investments. Taking on additional credit risk or lengthening the average lives of investments are ways to contend against yield declines.
As an alternate strategy, management chose to be less aggressive with respect to deposit pricing, sacrificing aggressive growth until a favorable spread between earning assets and interest-bearing liabilities exists. In keeping with this strategy, the Company directed its efforts on improving its competitive position through delivery system expansions, new product offerings and existing service enhancements during 1998. The acquisition of the Eynon and Factoryville branches from First Union National Bank in the
fourth quarter of 1997 aided this expansion.   On January 2, 1998, the
Company acquired land in Clarks Summit, Pennsylvania, to construct an administrative center and branch facility. This facility will improve efficiency and effectiveness by centralizing several divisions within the Company. In addition, in October of 1998, the Company acquired land in Dickson City, Pennsylvania, to construct a branch facility. Both properties, located in Lackawanna County, will offer full-service banking to customers in new market areas. The projects are being funded through normal operations and will open for business in 1999. As a result of focusing on these efforts rather than forcing deposit growth through imprudent pricing practices, the Company experienced modest growth in 1998.

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. A public business enterprise must report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

SFAS No. 131 states that two or more operating segments may be aggregated into a single segment if the segments have similar: (i) economic characteristics; (ii) products and services; (iii) operating processes;
(iv) customer bases; (v) delivery systems; and (vi) regulatory environment. The Company's twelve branch banking offices, all similar with respect to these characteristics, have exhibited similar long-term financial performance. Therefore, they were aggregated into a single operating segment. The Company did not have any other reportable operating segments during the three years ended December 31, 1998.

The Company's total assets increased to $388.3 million at December 31, 1998, an increase of $6.5 million over the $381.8 million reported at December 31, 1997. The Company's total assets averaged $377.4 million in 1998, an increase of $18.0 million or 5.0 percent as compared to the $359.4 million in 1997. The composition of earning assets remained relatively unchanged from 1997 to 1998. The ratio of average investments and federal funds sold to average earning assets was 30.1 percent in 1997 and 30.7 percent in 1998. Similarly, the ratio of loans to average earning assets also held constant. For 1997 and 1998, this ratio was 69.9 percent and
69.3 percent, respectively. However, the ratio of average earning assets to total average assets declined to 94.7 percent in 1998 from 96.3 percent in 1997 as excess funds not used to purchase investments or fund loan demand were used to finance the planned expansion projects. The ratio of average earning assets to total average assets for the peer group of 23 banks located in Northeastern Pennsylvania also declined from 97.3 percent in 1997 to 94.5 percent in 1998.

The investment portfolio grew $3.9 million to $109.6 million at December 31, 1998, from $105.7 million at December 31, 1997. Average investments increased slightly to $99.4 million in 1998 from $98.8 million in 1997.
The composition of the investment portfolio changed during 1998 as cash flows from maturities of U.S. Treasury securities were reinvested into short-term U.S. Government agency mortgage-backed securities to serve future liquidity requirements. The mortgage-backed securities offered the Company a greater total return over a given interest rate horizon with risk characteristics similar to that of comparable U.S. Treasury securities.
The yield on taxable investments increased 37 basis points to 5.96 percent for 1998 from 5.59 percent for 1997. Overall, the tax-equivalent yield on the investment portfolio showed a 17 basis point increase for the year from
6.60 percent for 1997 to 6.77 percent for 1998.

Loans, net of unearned income, at December 31, 1998, were $248.1 million as compared to $250.2 million at December 31, 1997. The Company had aggregate short-term loans of $7.0 million to certain large Pennsylvania-based commercial banks at December 31, 1997. Adjusting for such temporary credit extensions, the loan portfolio rose $4.9 million from year-end 1997 to year-end 1998. Average loans outstanding grew 2.5 percent from $241.9
million in 1997 to $247.9 million in 1998.   Growth in commercial and
residential mortgages partially offset by declines in loans to municipal authorities was primarily responsible for the change. The tax-equivalent yield on the Company's loan portfolio increased from 8.53 percent for 1997 to 8.55 percent for 1998. This slight increase was significant given the decline in general market rates and fierce loan competition during 1998.

The Company showed an improvement in its asset quality in 1998 as compared to 1997. This was evidenced by decreases in the ratios of nonperforming loans as a percentage of loans, net of unearned income and nonperforming assets as percentage of loans, net of unearned income. The Company's ratio of nonperforming loans as a percentage of loans, net of unearned income was
1.63 percent at December 31, 1998, as compared to 2.25 percent at December 31, 1997. Additionally, the ratio of nonperforming assets as a percentage of loans, net of unearned income was 1.72 percent at December 31, 1998, as compared to 2.41 percent at December 31, 1997. The Company's allowance for loan losses as a percentage of loans, net of unearned income increased to
1.63 percent at December 31, 1998, from 1.52 percent at December 31, 1997. The provision for loan losses exceeding net charge-offs caused the improvement. In comparison, the Company's ratio surpassed the peer group's ratio of 1.26 percent at December 31, 1998.

Total deposits at December 31, 1998, were $344.3 million, an increase of $11.9 million or 3.6 percent over the $332.4 million reported at December 31, 1997. Deposits averaged $335.6 million for 1998, an increase of $13.2 million or 4.1 percent over the $322.4 million for 1997. This was well below the peer group's deposit growth of 9.9 percent, as management maintained its less aggressive deposit pricing strategy during 1998. The Company's average noninterest-bearing deposits experienced the most significant growth of all deposit types, increasing 18.6 percent from the previous year. The aforementioned acquisition of the Eynon and Factoryville branches and a higher commercial customer concentration contributed to this growth. As a result of its less aggressive deposit pricing strategy, the Company's cost of funds declined 17 basis points to
4.60 percent for 1998 from 4.77 percent for 1997.

The Company experienced slight declines in its interest sensitivity and liquidity positions from year-end 1997 to year-end 1998. Interest sensitivity, as measured by the ratio of cumulative one-year, rate sensitive assets ("RSA") to rate sensitive liabilities ("RSL"), declined from 0.86 at December 31, 1997, to 0.70 at December 31, 1998. Both ratios were within the acceptable guidelines set forth in the Company's Asset/Liability Management Policy. The net noncore funding dependence and net short-term noncore funding dependence ratios best illustrate the Company's liquidity position. The net noncore funding dependence ratio equaled negative 4.0 percent at December 31, 1998, as compared to negative
7.5 percent at December 31, 1997. The Company's net short-term noncore funding dependence ratio at December 31, 1998 and 1997, was negative 5.7 percent and negative 10.2 percent, respectively.

Stockholders' equity increased $3.6 million or 10.1 percent to $39.7 million at December 31, 1998, from $36.1 million at December 31, 1997. This improvement is attributable to net income of $4.5 million offset by dividends declared, net of reinvestments, of $662 and a reduction in the net unrealized holding gains of $206. The Company's Leverage ratio, Tier I capital as a percentage of total average assets less intangibles, increased to 9.5 percent at December 31, 1998, as compared to 8.7 percent at December 31, 1997. The Company exceeded all relevant regulatory capital measurements and was considered well capitalized at December 31, 1998.

As part of management's efforts to improve and expand its delivery system while continuing to enhance stockholder value, the Company accomplished a number of significant goals in 1998. Management's actions to improve the Company's delivery system included introducing new products and data processing enhancements to keep pace and remain competitive in an ever-changing financial industry. The Company's Trust and Financial Services Division began offering mutual fund programs during the first quarter of 1998. One of today's most popular methods for investing, a mutual fund program, through an investment company, pools and professionally manages the funds of many investors with common financial goals and objectives. Individual mutual funds operate according to stated policies and investment objectives set forth in a prospectus. Mutual funds allow customers to invest in a diversified mix of assets, without all the work associated with choosing individual investments on their own. These mutual fund programs are offered on a no-load basis, which means that there are no initial fees to invest in the program.

In addition, during the second quarter of 1998, the Company implemented a program to sell one-to-four family residential mortgage loans on the secondary market. This program allows the Company to offer more competitive interest rates on these types of loans while at the same time reduce its exposure to IRR. Many financial institutions relinquish servicing of mortgages upon their sales, however, the Company has chosen to maintain servicing the loans internally for the convenience of its customers.

Additionally, during the fourth quarter of 1998, the Company kept pace with technological advancements by installing a Wide Area Network ("WAN") to all its locations, through the use of frame relay. The WAN improved communications between locations and within the administrative center by:
(i) utilizing company-wide e-mail; (ii) sharing files and software; (iii) facilitating more timely application backups; and (iv) tracking the use of information. The WAN will also facilitate the following projects, which are scheduled to be completed during 1999: (i) installation of a remote image retrieval system; (ii) implementation of a document archival system; and (iii) conversion to CoreDirector, a windows-based core bank processing system.

As aforementioned, management set out to expand the Company's delivery system in 1998. On January 2, 1998, after conducting a feasibility analysis, the Company acquired land in Clarks Summit, Lackawanna County, Pennsylvania, and began construction on a new community office facility and administrative center. In addition to a 2,400 square foot community banking office, the 24,000 square foot facility, completed in the first quarter of 1999, accomodates eight administrative divisions comprised of 90 employees. Many of the Company's divisions are now centralized, thus adding efficiency and effectiveness to overall operations. Additionally, the Company, on October 24, 1998, acquired land in Dickson City, Lackawanna County, Pennsylvania, to construct its fourteenth community office facility. The 5,300 square foot community banking office is scheduled to be completed by the end of the second quarter of 1999.

In addition to these improvements and expansion plans, the Company's Board of Directors approved a new dividend policy during the third quarter of 1998. This new policy will systematically increase the dividend payout ratio to a level consistent with its peer group.

INVESTMENT PORTFOLIO:

The bond market, typically known for its lethargic behavior, was unpredictable and turbulent in 1998. As a result of uncertainties in foreign countries, prices of U.S. Treasury bonds surged for most of 1998 while other riskier forms of fixed income investments declined, thus causing a widening spread between such issues. The yield curve was flat during the first half of 1998. This was spurred by continued low inflation and an increased demand for safer U.S. Treasury securities sparked by concerns of global recession and foreign currency devaluations. Investors, placing a greater significance on the harmful effects of the weakness abroad as compared to the growth in domestic demand, caused U.S. Treasury yields to decline. Long-term investment yields, represented by the benchmark 30-year U.S. Treasury bond, declined to 5.09 percent at year-end 1998 from 5.93 percent at the end of 1997. In addition to the weakness of exports, such 84 basis point decline was exacerbated by the collapse of giant hedge funds and subsequent dispositions of more risky bonds. Short-term yields, indicated by the two-year U.S. Treasury note, decreased 112 basis points from 5.66 percent at year-end 1997 to 4.54 percent at year-end 1998. The spread between long-term and short-term yields was tight for the majority of 1998 ranging from 15 to 40 basis points. However, during the latter part of 1998, improvements in foreign market conditions caused spreads to widen ranging from 55 to 103 basis points. Especially for long-term investments, improvements in foreign market conditions, coupled with a still strong domestic economy, eroded at the safe-haven allure of U.S. Treasuries. Among other factors causing the decline in Treasury prices were a decline in the value of the U.S. dollar, a sharp rise in foreign bond yields and the successful introduction of the Euro, a common currency for 11 European nations. Market uncertainties also affected the spread between U.S. Treasuries and other types of bonds in 1998. Investors, demanding to be compensated for taking on additional credit risk, caused the spreads to widen even for U.S. Government agencies. During 1998, short-term spreads, represented by the difference between the average monthly yield on a two-year U.S. Treasury and a U.S. Government agency mortgage-backed security with a weighted-average life of two-years, ranged from 48 to 90 basis points. Spreads on intermediate-term investments widened to a greater degree during 1998. The spread between the average monthly yield between a 10-year U.S. Treasury and a comparable mortgage-backed security ranged from 106 to 203 basis points. In response to the increase in spreads, financial institutions added considerably to their mortgage-backed holdings in the second half of 1998. Yields on tax-exempt bonds also experienced a decline in 1998, but not to the same degree as the taxable bonds. Representative of such change was the decline in the yield on 20-year, bank-qualified, tax-exempt municipal securities from 5.05 percent at the start of the year to 4.70 percent at the end of 1998. Municipalities rushed to sell bonds in 1998 in order to take advantage of low rates causing a glut of tax-exempt bonds. As a result, municipal bond prices were relatively weak causing the spread between such investments and U.S. Treasury securities to widen. The spread between the tax-equivalent yield on a 20-year municipal bond and a comparable U.S. Treasury security increased from 181 basis points at year-end 1997 to 224 basis points at the end of 1998. Moreover, the pretax yield on the 20-year municipal was 96.3 percent of the comparable U.S. Treasury, the highest level since 1986. The anticipated slowdown in the domestic economy in 1999 is expected to benefit investment portfolios as it would increase the likelihood of further FOMC rate cuts and reduce the possibility of an increase in inflation.

The Company utilizes a total return approach, as defined by a national investment performance ranking company, to analyze the investment portfolio's performance with respect to risk and reward. Risk is assessed by quantifying the average life of the investment portfolio as compared to U.S. Treasury securities. Average life is derived from the standard deviation or volatility of the Company's total return to that of U.S. Treasury securities over a one-year time horizon. This risk measure improved from 1.91 years in 1997 to 0.67 years in 1998 placing the Company's investment portfolio in the 94th percentile with respect to risk quality. Another assessment of riskiness is effective duration, which measures the investment portfolio's exposure to market value volatility as a result of interest rate fluctuations. At December 31, 1998, the Company's investment portfolio had an effective duration of 1.4 years and primarily consisted of government securities, obligations of states and municipalities and mortgage-backed securities. The decrease in the investment portfolio's effective duration from 1.8 years in 1997 reduced the Company's exposure to future market value depreciation from rising interest rates. During 1998, the Company's total return amounted to 7.2 percent. Such return placed the Company in the upper 20 percent of all bank holding companies for 1998. Total return is defined as the cumulative dollar return from an investment in a given period. Total return for bank investment portfolios is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains and losses, whether realized or unrealized. In comparison, the Lehman Brothers' aggregate-bond index, a benchmark used by most investment managers, scored an 8.7 percent total return for 1998. For 1997, the Company's total return was 7.9 percent, while the Lehman Brothers' Index was 9.4 percent.

On April 23, 1998, the interagencies of the Federal Financial Institutions Examination Council ("FFIEC") approved a new "Supervisory Policy Statement on Securities and End-User Derivatives Activities." This Statement, which provides guidance on sound practices for managing the risks of investment activities, supercedes the FFIEC's February 3, 1992, "Supervisory Policy Statement on Securities Activities." The new Statement removes the binding constraints from the 1992 Statement on depository institution investments in high-risk mortgage securities. In accordance with the 1992 Statement, structured mortgage-backed securities that at the time of purchase, or at a subsequent testing date, meet any of the average life or interest sensitivity tests were defined as high-risk securities. The FFIEC believes it is a sound practice for institutions to understand the risks related to all their investment holdings. They have substituted broader guidance for the specific pass/fail requirements contained in the 1992 Statement. The banking agencies believe that an effective risk management program, through which an institution identifies, measures, monitors and controls the risks of investment activities, provides a better framework. Under the new Statement, banks must now demonstrate pre- and post-purchase tests for the impact of interest rate changes on price volatility, cash flows and average life. Moreover, the Statement requires examiners to perform core examinations of banks' investment activities and, if certain conditions are not met, to perform expanded examinations. The core examination will require regulators to examine the investment portfolio in a broader sense. Specifically, examiners will be required to make assessments on whether they believe the bank has: (i) developed adequate investment policies, procedures and risk limits; (ii) implemented effective internal control programs; (iii) identified, measured, monitored and controlled associated risks; (iv) assured effective oversight of the investment function from directors and management; and (v) proved compliance with related laws, regulations, policies and accounting standards. The new standards will place additional emphasis on directors' oversight. Bank directors are expected to set risk limits for: (i) the overall price sensitivity of the investment portfolio; (ii) the characteristics of certain types of securities prior and subsequent to purchase; (iii) the proportion of certain types of securities to total investments; and (iv) the exposure to issuers of non-rated bonds. Directors are also expected to review investment activities periodically, ensure competent investment management, require internal measurement systems and mandate independent review programs. If examiners are dissatisfied with the results of a bank's core examination, they will perform an expanded examination. Such examination entails evaluation of a bank's measurement methods for accuracy, suitability and assessment of internal control systems. If the results of the expanded examination indicate that a bank's management is unable and uncommitted to correct deficiencies, an impact examination will be implemented. Such examination will assess whether any investment activity deficiencies might impact a bank's safety and soundness and if management is willing and able to correct the identified deficiencies.

In accordance with the Statement which was effective May 26, 1998, banks must have procedures in place to manage various risk elements inherent in the investment portfolio, particularly: (i) market or IRR; (ii) credit risk; (iii) liquidity risk; (iv) operational risk; and (v) legal risk.

The Company's Investment Policy specifies approved investments and sets limits to risk exposure on both individual securities and the overall portfolio. Management evaluates and limits its risk exposure by using:
(i) quantitative techniques; (ii) subjective analysis; (iii) regulatory guidance; and (iv) the investment policy.

Market or IRR relates to the inverse relationship between bond prices and market yields. Such risk is defined as the risk that increases in general market rates will result in market value losses. Market risk represents the greatest risk to bond investors. Management quantifies and limits such exposure through "stress test" modeling and by limiting the duration of individual securities and the portfolio as a whole. Stress test modeling measures the change in value of an investment given an immediate and parallel shift in the yield curve or "shock." It is the Company's policy to analyze an investment's price sensitivity utilizing stress testing prior to purchase. In addition, management and the Board of Directors assess the market value volatility of the existing investment portfolio at the end of each quarter. Accordingly, stress tests conducted on the portfolio at December 31, 1998, indicate declines in the investment portfolio's value of approximately 0.8 percent, 1.7 percent and 2.6 percent given rising rate shocks of 100, 200 and 300 basis points, respectively. The investment portfolio had a greater market risk exposure at December 31, 1997, as indicated by anticipated reductions of 1.9 percent, 3.8 percent and 5.7 percent, respectively, given the same rate shocks. Management deems this to be an acceptable level of risk considering the Company's capital position and overall composition of the balance sheet.
Recessionary conditions in foreign countries caused low inflation and interest rates in the United States which had a beneficial effect on the market value of the Company's investment portfolio in 1998. Adjusting for the realization of net gains of $1,128 on the sale of certain equity securities, the net unrealized holding gain would have increased $816 during 1998. The net unrealized holding gain on investment securities was $1,394, net of deferred income taxes of $719, at December 31, 1998. This gain was $1,600, net of deferred income taxes of $825, at December 31, 1997.

According to the stress test model, the majority of the market risk resides in the Company's state and municipal securities portfolio. Given a 300 basis point increase in interest rates at year-end 1998, approximately 77.3 percent of the expected decline in the fair value of the investment portfolio would be caused by market value depreciation. This market risk resulted from the longer effective duration of approximately 2.8 years in the state and municipal securities portfolio as compared to approximately
0.6 years in the remainder of the portfolio at year-end 1998. State and municipals had a slightly longer effective duration of 3.4 years at the end of 1997. Duration measures the percentage change in price per 100 basis point change in yield levels, assuming an immediate and parallel shift in the yield curve. The tax-exempt feature of such investments serves to reduce their effective duration and susceptibility to fair value depreciation relative to taxable securities. The weighted-average life of the state and municipal securities portfolio was 9.0 years and 10.1 years at December 31, 1998 and 1997, respectively. The weighted-average life of the entire investment portfolio was 3.7 years at December 31, 1998.

Due to the state and municipal securities portfolio's susceptibility to changes in interest rates, management uses a "trigger" strategy for such investments. The portfolio is monitored for significant value deteriorations resulting from increases in general market rates, with appropriate action taken upon the occurrence of some predefined threshold level of deterioration.

Credit risk, the probability that an issuer cannot meet principal and interest payments on a timely basis, was mitigated through the portfolio's composition. U.S. Treasury securities and U.S. Government agencies, including mortgage-backed securities, accounted for 61.6 percent of aggregate investments at December 31, 1998. Except for U.S. Treasury securities and U.S. Government agencies there were no securities of any individual issuer that exceeded 10.0 percent of the Company's stockholders' equity at December 31, 1998 and 1997. Except for $888 of tax-exempt obligations of local municipalities, all of the investment securities in the Company's portfolio are considered "investment grade," receiving a rating of "Baa" or higher from Moody's or "BBB" or higher from Standard and Poor's rating services at December 31, 1998. The Company maintains periodic financial statements on non-rated securities of local municipalities. It is the Company's policy to assess the creditworthiness of the issuer or counterparty prior to purchasing an investment. Management considers repayment sources, municipal bond insurance, credit quality and changes in credit ratings when dealing in the municipal bond sector. The Company also considers settlement and pre-settlement credit risk with respect to investment brokers. Brokers must be approved each year by the Board of Directors prior to conducting business with the Company. As part of its approval process, management requires financial statements, resumes, National Association of Securities Dealers inquiries and general information pertaining to the ability of a broker to honor commitments.

Liquidity risk refers to the ease in converting a security to cash at or near its true value. Management and the Board of Directors review quarterly the spread between the bid price and the ask price quoted by a dealer in order to ensure liquidity in the investment portfolio. Management considers its liquidity risk exposure limited because of its high concentration of short-term U.S. Treasury and U.S. Government agency securities, which normally offer the greatest liquidity relative to other investments. The average bid-ask spread on the Company's mortgage-backed securities portfolio was 6/32's representing 0.19 percent of its value at December 31, 1998. During 1998 and 1997, the Company did not own any securities that were not actively traded in a liquid market. Additionally, the Company did not own any investments that had highly volatile market values relative to small changes in interest rates, which would have caused a material effect on operating results or liquidity.

Operational risk is the risk that deficiencies in information systems or internal controls will result in unexpected loss. Sources of operational risk include inadequate procedures, human error, system failure or fraud. The Company limits its operational risk by separation of duties and supervision of persons executing transactions from those responsible for operational functions. The exposure to operational risk is also controlled through procedures to ensure independent portfolio pricing and by providing strong technical oversight and proper documentation. Moreover, the investment function is reviewed at least annually for internal control deficiencies from an independent internal auditing firm as well as an external certified public accounting firm. Based on the latest reports of these firms at December 31, 1998, management is unaware of any operational or internal control deficiencies which would materially affect the Company's operating results or financial position.

Legal risk is the risk that contracts are not legally enforceable or documented correctly. The Company limits this type of risk by evaluating investment agreements and ensuring the authority of the counterparty. In addition, prior to acquisition, management evaluates whether a given security will be considered unsuitable for regulatory purposes causing an adverse impact on the securities value.

Although not mentioned specifically in the new FFIEC Statement, the Company's exposure to timing risk is monitored closely by management and the Board of Directors. Many bonds contain a provision that grants the issuer an option to call all or part of the issue before the maturity date. Other securities, such as mortgage-backed bonds, may prepay earlier or extend longer than expected. Such options allow the issuer the flexibility to refinance if market rates fall substantially below the investment's coupon rate. Call, prepayment and extension risks are essentially all timing risk. Timing risk refers to the uncertainty of the timing of cash flows for a given investment or portfolio of investments. Timing risk exists in the Company's holdings of U.S. Government agencies, obligations of states and municipalities and mortgage-backed securities. Call provisions present three disadvantages from the Company's perspective: (i) the cash flow pattern of the investment is uncertain; (ii) the issuer may call the bond when rates fall, thus increasing the Company's exposure to reinvestment risk; and (iii) the capital appreciation of the bond will be truncated since a callable bond's price will not rise much above the price at which the issuer can call the bond.

The Company limits its cash flow timing risk through utilizing modeling techniques to monitor its exposure. One such model uses median dealer prepayment assumptions on mortgage-backed securities to project future principal and interest cash flow streams under multiple interest rate scenarios. The model measures both prepayment and extension risk. Based on interest rate projections of plus or minus 300 basis points at December 31, 1998, the Company would expect to receive a minimum of $13.8 million or a maximum of $33.7 million in principal payments on mortgage-backed securities throughout the coming year.

Other sources of risk include: (i) reinvestment; (ii) yield curve; (iii) inflation; (iv) event; (v) sector; and (vi) volatility. Most of these risks are substantially mitigated through the previously-discussed techniques. For example, management feels that its interest rate modeling techniques largely reduce inflation risk. Other risks are considered by management in a more subjective manner and are addressed in Investment Committee or Asset/Liability Management Committee ("ALCO") meetings. Additionally, the Company's Investment Policy promotes safety and soundness in the investment portfolio by establishing strict limitations on the quality, quantity and maximum maturity of each type of security. Moreover, various operational procedures enhance controls and assure adherence to the Investment Policy.

Generally accepted accounting principals ("GAAP") requires investments to be classified and accounted for as either held-to-maturity, available-for-sale or trading account securities based on management's intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date.

For the years ended December 31, 1998 and 1997, the Company classified all investment securities as available-for-sale. By classifying the portfolio in this manner, management can use the securities to implement asset/liability strategies in response to changes in interest rates, prepayment risk, liquidity requirements or other circumstances identified by management. Management does not anticipate reclassifying any of its investments in the near term. The peer group also continued its trend toward classifying a greater proportion of its investments as available-for-sale, as evidenced by their increase from 90.7 percent at December 31, 1997, to 95.1 percent at December 31, 1998. Partially responsible for the change was the FASB's issuance of SFAS No. 133, "Accounting for Derivative and Financial Instruments and Hedging Activities," on June 16, 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. A provision of the Statement allows entities to transfer any held-to-maturity security into the available-for-sale or trading account categories at the initial date of application without calling into question their intent to hold other debt securities to maturity in the future.

The appropriateness of the Company's accounting classifications for investment securities became more significant as a result of the Auditing Standards Board's issuance of Statement on Auditing Standards ("SAS") No.
81, "Auditing Investments."   SAS No. 81 was effective for audits of
financial statements on or after December 15, 1997, and required external auditors to ascertain whether a company has adopted accounting policies that conform with GAAP. Furthermore, the auditors were required to evaluate whether management appropriately classified investment securities in accordance with its stated intent. The auditors had to examine evidence such as written and approved records of investment strategies and investment activities, instructions to portfolio managers and minutes of meetings of the Board of Directors and the Investment Committee.

As a percentage of average assets, the Company's average investments declined from 27.5 percent in 1997, to 26.3 percent in 1998. This reduction was a direct reflection of the flatness of the yield curve during most of 1998, as management chose to invest excess funds in federal funds sold until slope returned in the latter part of the year. The Company's average investment in federal funds sold in 1998 was twice the amount reported last year. In comparison, the peer group held 31.9 percent of its average assets in investment securities in 1997 and 32.3 percent in 1998.

The carrying values of the major classifications of securities as they relate to the total investment portfolio over the past five years are summarized as follows:


DISTRIBUTION OF INVESTMENT SECURITIES

                                       1998             1997             1996             1995             1994
                                   -------------    -------------    -------------    -------------    -------------
DECEMBER 31                        AMOUNT    %      AMOUNT    %      AMOUNT    %      AMOUNT    %      AMOUNT    %
--------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
U.S. Treasury securities........                                                                     $ 12,042   7.89%
U.S. Government agencies........                                                                       36,993  24.25
State and municipals............                                                                       20,616  13.51
Mortgage-backed securities......                                                                       38,015  24.92
Equity securities...............
                                                                                                     -------- ------
  Total held-to-maturity........                                                                      107,666  70.57
                                                                                                     -------- ------
Available-for-sale:
U.S. Treasury securities........ $ 11,060  10.09% $ 28,583  27.05% $ 35,619  34.92% $ 43,751  40.25%    3,366   2.21
U.S. Government agencies........      637   0.58    10,388   9.83    18,606  18.24    26,213  24.11     7,283   4.77
State and municipals............   40,007  36.49    39,887  37.75    38,295  37.55    30,512  28.07
Mortgage-backed securities......   55,834  50.93    23,746  22.47     7,058   6.92     6,154   5.66    29,444  19.30
Equity securities...............    2,088   1.91     3,062   2.90     2,416   2.37     2,076   1.91     4,807   3.15
                                 -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
  Total available-for-sale......  109,626 100.00   105,666 100.00   101,994 100.00   108,706 100.00    44,900  29.43
                                 -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
    Total....................... $109,626 100.00% $105,666 100.00% $101,994 100.00% $108,706 100.00% $152,566 100.00%



Proceeds from the sale of available-for-sale securities amounted to $1.7 million in 1998. The 1998 investment sales consisted of certain equity securities of local financial institutions. The Investment Committee made the decision to sell these securities in the third and fourth quarters of 1998 as a result of general declines in the values of bank stocks and the high price multiples of these specific holdings as compared to peers. For 1998, the Company recognized net gains of $1.1 million. The effects of these gains on the Company's 1998 net income were substantially negated by the recognition of Y2K remediation costs and higher levels of nonperforming asset related charges. The Company did not sell any securities in 1997.

Repayments from investment securities totaled $45.2 million in 1998 and
$31.2 million in 1997.   The investment portfolio structure consists of
short-term laddered U.S. Government securities and intermediate-term state and municipal obligations. The short-term portion of the portfolio assists the Company in meeting its liquidity needs by structuring principal maturities at regular intervals, whereas the intermediate-term state and municipal obligations lower its tax liability. Based on the investment portfolio at December 31, 1998, management expects to receive $32.4 million of repayments in 1999 assuming no change in the current interest rate environment.

Investment purchases amounted to $50.2 million in 1998. Specifically, the Company purchased: (i) $3.0 million in short-term U.S. Treasury securities;
(ii) $2.4 million in intermediate-term state and municipal obligations;
(iii) $44.6 million in short-term collateralized mortgage obligations ("CMOs") and pooled mortgage-backed securities; and (iv) $150 in equity securities, primarily common stock of the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"). The flat yield curve and yields on U.S. Treasuries being subordinate to federal funds sold yields caused management to reinvest repayments from maturing U.S. Treasuries in mortgage-backed securities. As a result, as a percentage of total investments, U.S. Treasuries decreased from 27.1 percent at year-end 1997 to 10.1 percent at year-end 1998, whereas U.S. Government agency mortgage-backed securities increased from 22.5 percent to 50.9 percent, respectively. Management purchases and holds only CMO classes designated as Accretion Directed or Planned Amortization Class ("PAC") II. These classes possess the highest quality with respect to their structure and composition, which effectively reduces their exposure to various risk elements. Accretion Directed CMOs are designed to be completely insensitive to changes in mortgage payment rates. PAC II CMOs have the highest cash flow priority and the most protection from prepayment and extension risk of all other CMO classes. Management has established internal pre-acquisition standards for CMOs which exceed requirements set forth in the new FFIEC Statement. At a minimum, prior to the acquisition of any CMO, management will evaluate the following: (i) credit risk; (ii) market or IRR; (iii) timing risk; (iv) liquidity risk; and (v) total return as compared to the comparable U.S. Treasury security over a given interest rate horizon. With the exception of credit risk, the CMOs acquired met or exceeded the risk and return criteria of the U.S. Treasury security. The Company's holdings of CMOs consist entirely of U.S. government-sponsored agencies. Although not backed by the full faith and credit of the U.S. Government, it is general knowledge that the government would ultimately cover any default of a sponsored agency. Nearly two-thirds of all mortgage-backed securities purchased in 1998 were acquired in the final four months of the year when spreads were at their widest levels. Spreads between U.S. Treasuries and mortgage-backed securities widened as investors required greater compensation for taking on prepayment risk during a declining interest rate environment. Lower interest rates typically increase principal cash flows causing investors' returns to be reduced as they are forced to reinvest repayments at lower yields. Mortgage-backed prepayments increased in 1998 as evidenced by examining generic prepayment speeds for Federal National Mortgage Association ("FNMA") 30-year, 7.0 percent seasoned conventional mortgages. The conditional prepayment rate("CPR"), which is the principal means traders employ in quantifying prepayment activity in mortgage-backed securities, increased from 8.0 percent in 1997 to 18.9 percent in 1998. Contrary to this sharp increase, the average prepayment speed of the Company's mortgage-backed securities slowed in 1998. In aggregate, the collateral underlying the mortgage-backed securities in the Company's portfolio prepaid at an average rate of 15.2 CPR during 1997, which represents an annual prepayment rate on outstanding principal of 15.2 percent. The portfolio's average CPR rate declined to 12.9 percent in 1998. Management will continue to redirect excess funds to investments in short-term U.S. Government securities in order to ensure funding for loan demand and to meet pledging requirements of local municipalities.

At December 31, 1998 and 1997, none of the Company's CMOs met the criteria for high-risk, nonequity CMOs as defined in Issue 2 of FASB's Emerging Issues Task Force ("EITF") Issue No. 89-4, "Accounting for a Purchased Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate." EITF Issue No. 89-4 defines high-risk, nonequity CMOs as those that have the potential for loss of a significant portion of their original investments due to changes in: (i) interest rates; (ii) prepayment rate of the assets of the CMO structure; or
(iii) earnings from temporary reinvestment of cash collected by the CMO structure but not yet distributed to the holders of its obligations.

Contrary to the significant decline in the yields on U.S. Treasuries during 1998, the tax-equivalent yield on the Company's investment portfolio rose from 6.60 percent in 1997 to 6.77 percent in 1998. This increase is more significant when considering the aforementioned reduction in the riskiness of the portfolio. Moreover, such yield improvement was opposite of the results evidenced for the peer group which experienced a deterioration in yield from 6.59 percent in 1997 to 6.43 percent in 1998.

At December 31, 1998, investment securities with an amortized cost of $28,895 were pledged to secure deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. At December 31, 1997, the amortized cost of pledged securities equaled $25,971. The fair value of such securities equaled $28,836 at December 31, 1998, and $25,979 at December 31, 1997.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at December 31, 1998, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten years maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                AFTER ONE       AFTER FIVE
                                  WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                 ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                              -------------   -------------   -------------   -------------    -------------
DECEMBER 31, 1998             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities.... $11,017   5.83%                                                 $ 11,017   5.83%
U.S. Government agencies....                 $   649   3.61%                                      649   3.61
State and municipals........   1,990   6.12    5,569   6.78  $ 8,841   8.67% $21,592   8.17%   37,992   7.98
Mortgage-backed securities..  19,344   6.45   35,333   6.27    1,374   6.23                    56,051   6.33
Equity securities...........                                                   1,804   6.44     1,804   6.44
                             -------         -------         -------         -------         --------
  Total..................... $32,351   6.22% $41,551   6.30% $10,215   8.34% $23,396   8.04% $107,513   6.85%
                             =======         =======         =======         =======         ========

Fair value:
U.S. Treasury securities.... $11,060                                                         $ 11,060
U.S. Government agencies....                 $   637                                              637
State and municipals........   1,998           5,672         $ 9,391         $22,946           40,007
Mortgage-backed securities..  19,293          35,177           1,364                           55,834
Equity securities...........                                                   2,088            2,088
                             -------         -------         -------         -------         --------
  Total..................... $32,351         $41,486         $10,755         $25,034         $109,626
                             =======         =======         =======         =======         ========

The Company did not have any holdings of structured notes at December 31, 1998. At December 31, 1997, the carrying value of the Company's structured notes totaled $2.0 million. Specifically, such securities included a dual-index floater and a delevered floater, each having a carrying value of approximately $1.0 million at December 31, 1997. Both securities matured in 1998. For information with respect to accounting considerations and treatment of such instruments, refer to Note 3 in the Company's Notes to Consolidated Financial Statements.

As previously mentioned, the FASB issued SFAS No. 133 on June 16, 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) a hedge of foreign currency exposures. The anticipated adoption of SFAS No. 133 on January 1, 2000, is not expected to have a material effect on operating results or financial position. The Company had no dealings with instruments that qualify as derivatives for the three years ended December 31, 1998. Moreover, the Company's Investment Policy prohibits management from engaging in derivative activities in the future.

On October 9, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that after securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests as held-to-maturity, available-for-sale or trading, based on its ability and intent to sell or hold those investments, in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement also requires a mortgage banking enterprise to classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 on January 1, 1999, is not expected to have a material effect on the Company's operating results or financial position, as it has no retained mortgage-backed securities or other interests from the securitization of mortgage loans held for sale.

LOAN PORTFOLIO:

Loans are the most significant assets of financial institutions and generate the largest portion of revenues. There are many factors that affect the overall lending environment. Specifically, the housing market and the economic conditions affecting it may significantly impact lending activities, since loans to finance one-to-four family residential properties account for a predominant share of lending activities in most financial institutions. For the Company, residential mortgage lending activities account for approximately two-thirds of its total lending activities.

The low interest rate environment, unseasonably mild weather and high consumer demand, fueled by a booming stock market, low inflation and rising wages, created a record-breaking year for the housing market and residential mortgage lending in 1998. New and existing home sales reached record levels. There were 888 thousand new homes purchased in 1998, the highest level since the government started tracking these sales in 1963. This marked a 10.3 percent increase over 1997 purchases of 805 thousand. Existing home sales also hit a record rate of 4.8 million sold for 1998, a
14.3 percent increase over the 4.2 million sales recorded for 1997. In addition to the reasons mentioned above, another cause for the boost in the real estate market was that consumers found housing more affordable in 1998. The median selling price for both new and existing homes rose only
3.7 percent from 1997. On the construction side, 1998 marked the best year in housing in over a decade. Nationally, homebuilders started 1.62 million single-family homes and apartment units in 1998, an increase of 10.2 percent over the 1.47 million started in 1997. For the Northeast housing starts in 1998 were up 8.8 percent over 1997 levels.

Overall, the housing market gains reflected favorably on real estate lending for banks in 1998. In addition, low interest rates contributed to an increase in mortgage lending. Interest rates on 30-year mortgages averaged 66 basis points lower in 1998 at 6.91 percent, in comparison to
7.57 percent in 1997.   As a result of these conditions, the total dollar
amount of real estate loans outstanding for all commercial banks grew to $1.3 trillion at December 31, 1998, from $1.2 trillion at December 31, 1997.

As in the previous year, commercial and industrial lending benefitted from the strong economy and low interest rates. The FOMC's three rate cuts in 1998 caused the prime rate to decrease 75 basis points from 8.50 percent at December 31, 1997, to 7.75 percent at December 31, 1998. Business spending increased 12.5 percent in 1998, as companies, optimistic about the economy and its future prospects, took advantage of the availability of low-costing credit. As a result, lending competition became increasingly fierce for financial institutions. The economic conditions in recent years forced lending institutions to ease loan pricing, credit and underwriting standards. Total outstanding commercial and industrial loans to U.S. commercial banks at December 31, 1998, grew $91.2 billion or 10.7 percent to $945.1 billion, from $853.9 billion at December 31, 1997.

With regard to the Company's commercial loan practices, it was ranked fourth in 1998 by the U.S. Small Business Administration's Office of Advocacy among Pennsylvania banks with assets between $300.0 million and $500.0 million for its "small business friendly" lending activities. This marks the third consecutive year that the Company was ranked in the top five of all banks. Four variables are used to rank the small business lending activities: (i) the ratio of small business loans, loans less than $250, to total assets; (ii) the ratio of small business loans to total business loans; (iii) the dollar value of small business loans; and (iv) the number of small business loans.

The Board of Governors of the Federal Reserve System ("Federal Reserve Board") issued Supervisory Release ("SR") 98-18, "Lending Standards for Commercial Loans" on June 23, 1998. SR 98-18 was issued based on the results of a recent study by Federal Reserve Board's supervision staff, which compared lending standards and terms of commercial loans made in late
1995 to those made in late 1997.   The study concluded that intense
competition for loan customers has resulted in easing of loan pricing and terms. SR 98-18 serves as guidance for examiners and highlights specific areas within the credit risk management process that will be subjected to heightened supervisory attention. Specifically, these areas include: (i) the use of formal forward-looking analysis in the loan approval process. Examiners will be evaluating the adequacy of a bank's forward-looking analysis, which considers the possible events that might jeopardize the ability of borrowers to repay their loans; (ii) appropriate pricing based on credit risk. Examiners were advised to look for loan approval policies that gave too much weight to attracting and retaining customers rather than potential long-term consequences; and (iii) potential credit concentrations arising from lending to real estate investment trusts ("REIT"), which are typically very large unsecured loans. Examiners will be assessing the level of REIT concentrations within an institution and the adequacy of the risk management process relating to these concentrations. The Federal Reserve Board also provided the following recommendations for banks to improve their lending practices: (i) develop and implement formal written credit policies; (ii) ensure credit approval processes are performed by experienced personnel that are independent of the lending functions; (iii) adopt standardized loan approval documents; (iv) use forward-looking analysis in the approval process; (v) implement an internal risk rating system; and (vi) ensure proper management information systems exist which provide bank management and lenders with sufficient information to evaluate the composition of, and the risk within, the loan portfolio.

Based on the Federal Reserve Board's January of 1999 "Senior Loan Officer Opinion Survey on Bank Lending Practices," most banks are no longer tightening standards for business lending. The survey cited only 7.0 percent of domestic banks were raising the standards for large-and mid-size borrowers and 4.0 percent of these banks were raising their standards for small companies. The previous survey, conducted three months earlier in November of 1998, showed significant tightening of standards as banks were receiving criticism from examiners for too lenient lending practices following the Federal Reserve Board's release of SR 98-18. Similarly, 15.0 percent of banks surveyed reported tightened standards on commercial real estate loans in January of 1999, down from 46.0 percent in November of 1998.

On the consumer side, low unemployment levels, rising wages and increased wealth from a thriving stock market all kept confidence levels high throughout 1998. High confidence resulted in a declining savings rate as consumers were eager to spend more and save less. Banks however, did not reap any benefits from this high confidence and spending. Outstanding consumer loans declined from $506.5 billion at December 31, 1997, to $501.7 billion at December 31, 1998, as individuals chose to spend their disposable income or find alternate nonbank financing sources.

A trend that is becoming more popular with financial institutions is subprime lending. Subprime lending involves of lending to people with tarnished credit histories, low income relative to debt levels and lending money that far exceeds any underlying collateral. The majority of this type of lending involves mortgage and home equity loans. Popularity for these loans arose from fierce competition in the lending industry, as banks vie for new customers and additional sources of revenue. These types of loans appear attractive with higher fees and interest rates, resulting in higher profit margins. However, these high profit margins come with a price in the form of higher volatility and greater default rates.

The federal banking agencies have issued guidelines cautioning financial institutions about the inherent risks involved in subprime lending. Many institutions have discovered that they have underestimated the costs involved in this type of lending, namely, high default rates, loss-on-default rates and collection costs. Economic downturns tend to adversely affect subprime borrowers earlier and more severely than standard risk borrowers. Banks should carefully consider if this type of lending program is prudent based on the additional risks involved. As a result of the greater risks, the agencies may impose higher minimum capital requirements on institutions that engage in this activity. The Company did not engage in subprime lending during the years-ended December 31, 1998 and 1997. Moreover, management does not anticipate entering into such activities in the future.

The composition of the Company's loan portfolio at year-end for the past five years is summarized as follows:


Distribution of loan portfolio

                                          1998             1997             1996             1995             1994
                                    ---------------  ---------------  ---------------  ---------------  ---------------
DECEMBER 31                           AMOUNT    %      AMOUNT    %      AMOUNT    %      AMOUNT    %      AMOUNT    %
-----------------------------------------------------------------------------------------------------------------------
Commercial, financial and others... $ 31,044  12.51% $ 38,996  15.58% $ 36,416  15.44% $ 45,554  21.30% $ 31,829  16.37%
Real estate:
  Construction.....................    2,108   0.85     2,096   0.84     3,657   1.55       992   0.46     2,729   1.40
  Mortgage.........................  186,004  74.96   180,123  71.98   165,868  70.34   144,649  67.65   134,453  69.13
Consumer, net......................   28,984  11.68    29,012  11.60    29,862  12.67    22,640  10.59    25,474  13.10
                                    -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
  Loans, net of unearned income....  248,140 100.00%  250,227 100.00%  235,803 100.00%  213,835 100.00%  194,485 100.00%
                                    -------- ======  -------- ======  -------- ======  -------- ======  -------- ======
Less: allowance for loan losses....    4,050            3,798            3,944            3,903            3,576
                                    --------         --------         --------         --------         --------
    Net loans...................... $244,090         $246,429         $231,859         $209,932         $190,909
                                    ========         ========         ========         ========         ========



Loans, net of unearned income, totaled $248.1 million at December 31, 1998, a slight decline of $2.1 million or 0.8 percent as compared to the $250.2 million at December 31, 1997. Included in loans, net of unearned income at year-end 1997 were $7.0 million in short-term credit extensions to certain large Pennsylvania-based commercial banks. Adjusting for the commercial bank credit extensions at December 31, 1997 there would have been a $4.9 million or 2.1 percent increase in the loan portfolio. Taking into consideration this adjustment, the growth is entirely related to commercial mortgage lending. Commercial mortgages grew $5.2 million or 13.8 percent from year-end 1997. One-to-four family residential mortgage loans rose $0.7 million in 1998. Offsetting these increases, was a decline in commercial loans of $1.0 million in 1998, adjusted for temporary credit extensions at December 31, 1997. Outstanding consumer loans remained relatively unchanged from year-end 1997 to year-end 1998. Total average loan volumes increased in 1998 by $6.0 million or 2.5 percent to $247.9 million, from $241.9 million for 1997. The ratio of average loans, net of unearned income to total average assets declined to 65.7 percent for 1998 from 67.3 percent for 1997. Increases in average federal funds sold and other assets contributed to the decline as a result of the flat yield curve and capital expenditures for delivery system expansions. In comparison, during 1998, the peer group's average loans accounted for 62.2 percent of total average assets. Management expects the openings of the Clarks Summit and Dickson City banking offices to increase loan demand in 1999. In anticipation of this increased demand, management hired additional lending staff during 1998. However, indications suggest the real estate market will stabilize in 1999 with slower job and income growth and lower consumer
confidence.   Should these conditions occur or should interest rates climb, the Company may experience a decline in loan demand.

Low mortgage rates, the decline in the prime rate and the repayment of the credit extensions to financial institutions all contributed to the change in the composition of the loan portfolio in 1998. Favorable mortgage lending conditions, coupled with lower interest rates in general, led to an increase in the percentage of real estate loans to total loans outstanding. At December 31, 1998, residential and commercial real estate loans amounted to $186.0 million and comprised approximately 75.0 percent of the loan portfolio. In comparison, at December 31, 1997, these loans totaled $180.1 million, approximately 72.0 percent of total loans outstanding. Commercial loans as a percentage of total loans decreased from 15.6 percent at December 31, 1997, to 12.5 percent at December 31, 1998. As aforementioned, this reduction was principally due to the repayments of outstanding credit extensions to other Pennsylvania-based commercial banks in 1998. Consumer loans remained relatively unchanged at year-ends 1997 and 1998.

The tax-equivalent yield on the loan portfolio increased 2 basis points from 8.53 percent in 1997 to 8.55 percent in 1998. This slight increase is, in fact, a significant accomplishment considering the low interest rate environment and recent prime rate reductions. The Company experienced loan yield declines throughout the year. The tax-equivalent yield in the first quarter of 1998 was 8.65 percent. This dropped 15 basis points to 8.50 percent for the fourth quarter of 1998.

Fueled by consistently low mortgage rates, the volume of refinancing has intensified as borrowers have consolidated bills, credit card balances and regular consumer loans to reduce monthly debt payments and take advantage of the tax deductibility of interest payments. The Company's volume of refinanced residential mortgages increased $1.6 million in 1998 to $12.5 million from $10.9 million in 1997. The volume of refinancing in the near term is expected to level off as interest rates are expected to remain constant and holders of mortgages with rates of 8.0 percent or higher have already refinanced.

During the third quarter of 1998, the Company successfully implemented a secondary mortgage banking program. Secondary mortgage banking activities involve originating mortgage loans for sale to secondary market investors. The subsequent servicing of the sold loans can either be retained by the seller or sold along with the loans. The Company has elected to retain servicing of the loans sold under this program. This program allows the Company to competitively price conforming one-to-four family residential mortgage loans while, at the same time, reduce its exposure to IRR, increase its liquidity and provide an additional source of noninterest income. During 1998, the Company sold $2.1 million of residential mortgage loans to one investor, the FNMA. Net gains on the sale of these loans included in noninterest income for 1998 were $43. At December 31, 1998, the Company had $503 of residential mortgage loans held for sale.

The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," on January 1, 1997. This Statement superseded SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was effective January 1, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 125 also provides implementation guidance for: (i) assessing isolation of transferred assets and for accounting for transfers of partial interests; (ii) servicing of financial assets; (iii) securitizations; (iv) transfers of sales-type and direct financing lease receivables; (v) securities lending transactions;
(vi) repurchase agreements; (vii) dollar-roll transactions; (viii) wash sales; (ix) loan syndications and participations; (x) risk participations in banker's acceptances; (xi) factoring arrangements; (xii) transfers of receivables with recourse; and (xiii) extinguishment of liabilities. The accounting and reporting standards in SFAS No. 125 are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an enterprise recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, except as amended in SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." Specifically, the provisions identified as being deferred under SFAS No. 127 include secured borrowings, collateralizations and transfers of financial assets that are part of repurchase agreements, dollar-rolls, securities lending and similar transactions. The Company adopted SFAS No. 127 on January 1, 1998. During 1998, the Company had no transfers of financial assets nor extinguishment of liabilities that fell under the scope of SFAS No. 127, therefore, the adoption of the Statement had no material effect on operating results or financial position.

In accordance with SFAS No. 125, a servicing right is determined by allocating the total costs incurred between the loan sold and the servicing right, based on their relative fair values at the date of the sale. The servicing right is amortized in proportion to, and over the period of, estimated net servicing income. In addition, a servicing right is assessed for impairment at each reporting date based on the fair value of the right. To determine the fair value of the servicing right, the Company estimates the present value of future cash flows incorporating assumptions such as cost of servicing, discount rates, prepayment speeds and default rates.
For purposes of measuring impairment, the rights are stratified by loan type, term and interest rate. The amount of impairment recognized, through a valuation allowance, is the amount by which the mortgage servicing rights for a stratum exceed their fair value.

Mortgage servicing rights are included in other assets. Amortization of the rights is included in noninterest income as a charge against mortgage servicing fees.

At December 31, 1998, the cost of the mortgage servicing rights approximated their fair value. The Company did not originate for sale or service mortgage loans during 1997, therefore, there were no servicing rights at December 31, 1997.

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and IRR in excess of the amount recognized in the financial statements. Management does not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments would have a material adverse effect on the Company's results of operations or financial position.

The Company's involvement in, and exposure to, credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of home equity and credit card lines and commercial letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit are agreements to lend to a customer as long as the conditions of the contract are not violated. Commitments generally have fixed expirations dates or other termination clauses and may require payment of a fee. Commercial letters of credit are conditional commitments issued by the Company to support customers in the purchase of commercial goods. The letters of credit are automatically renewable upon their anniversary date unless canceled prior to that date at the option of the Company.

The Company employs the same credit policies and requirements in making off-balance sheet credit commitments as it does for on-balance sheet instruments. Provision for loan losses, if any, is included in the Company's allowance for loan losses. No provision was deemed necessary at December 31, 1998 and 1997. These commitments are generally issued for one year or less and often expire unused in whole or part by the customer. The amount of collateral obtained is based on management's credit evaluation of the customer. The type of collateral varies but may include property, plant and equipment, residential properties, and to a lesser extent, income-producing properties. The Company's exposure related to off-balance sheet commitments was $18.1 million at December 31, 1998, and $17.8 million at December 31, 1997.

At December 31, 1998, the Company had no loan concentrations exceeding 10.0 percent of total loans, excluding locational concentrations, to individuals or multiple borrowers engaged in activities that would cause them to be similarly affected by changes in economic or other conditions. The Company limits its exposure to concentrations of credit risk by the nature of its lending limits as approximately 58.6 percent of total loans outstanding are secured by residential properties. The average mortgage outstanding on a residential property was $41 at December 31, 1998. The Company maintains a policy restricting the loan-to-value ratio at 80.0 percent. The loan portfolio does not consist of any form of credit involving highly-leveraged transactions, defined as financing transactions that involve the buyout, acquisition or re-capitalization of an existing business and include credits extended to highly-leveraged individuals.

Based on the Company's asset/liability simulation model, management feels confident that it can facilitate loan demand through payments and prepayments on investments and loans and increases in core deposits. Management expects to receive approximately $83.3 million from repayments on loans and investment securities during 1999. In the event an unforeseen increase in loan demand arises during 1999, management could facilitate the demand by aggressively competing for deposits or by utilizing various credit products available through the FHLB-Pgh.

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 31.1 percent of the loan portfolio is expected to reprice within the next twelve months. This percentage declined slightly in comparison to 33.5 percent repricing within the same time period at December 31, 1997. Adjustable-rate loans at December 31, 1998, increased $2.7 million or 5.9 percent from December 31, 1997. This increase was not able to mitigate the $9.3 million decline in fixed-rate loans maturing within twelve months. In total, fixed-rate loans declined $4.8 million or
2.4 percent, and accounted for 80.4 percent of the loan portfolio at December 31, 1998. Adjustable-rate loans accounted for the remaining 19.6 percent. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of adjustable-rate loans in an attempt to reduce IRR in the loan portfolio.

The maturity distribution and repricing information of the loan portfolio by major classification at December 31, 1998, is summarized as follows:


MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                                        AFTER ONE
                                                            WITHIN      BUT WITHIN       AFTER
DECEMBER 31, 1998                                          ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others........................... $15,686        $ 8,943       $  6,415    $ 31,044
Real estate:
  Construction.............................................   2,108                                     2,108
  Mortgage.................................................  23,510         54,090        108,404     186,004
Consumer, net..............................................   9,629         15,099          4,256      28,984
                                                            -------        -------       --------    --------
    Total.................................................. $50,933        $78,132       $119,075    $248,140
                                                            =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates............................... $28,558        $68,688       $102,263    $199,509
Floating-or-adjustable interest rates......................  48,631                                    48,631
                                                            -------        -------       --------    --------
    Total.................................................. $77,189        $68,688       $102,263    $248,140
                                                            =======        =======       ========    ========


ASSET QUALITY:

Nationally, large financial institutions experienced deterioration in their asset quality during 1998. This deterioration primarily resulted from an increase in nonperforming assets and charge-offs related to failed loans to foreign countries. For the nation's top 50 banks, nonperforming assets and net charge-offs increased from year-end 1997 to year-end 1998 by 9.0 percent and 29.0 percent, respectively. In addition, the nonperforming asset ratio, nonperforming assets as a percentage of total loans, was 0.70 percent at December 31, 1998, as compared to 0.68 percent at December 31, 1997. Furthermore, the ratio of net charge-offs to average loans rose to
0.66 percent for 1998, as compared to 0.54 percent for 1997.

Unlike large financial institutions, banks located within the Commonwealth of Pennsylvania and those in the Company's peer group experienced improvement in their asset quality for 1998. Higher wages and job growth, lower unemployment levels and a dramatic slowing in the growth of personal bankruptcies filed aided the improvement for both the Commonwealth and the peer group. The total income level and total payroll employment for the Commonwealth for 1998 increased 3.0 percent and 1.7 percent, respectively. Pennsylvania's relatively tight labor market led to growth in wage and salary income, the predominant portion of total income. In addition, state unemployment levels declined from 4.8 percent in 1997 to 4.4 percent in 1998. Furthermore, for the previous two years the Commonwealth experienced over 30.0 percent growth in the number of personal bankruptcies filed. However, in 1998 the growth in number of filings slowed to 9.4 percent. For the peer group, improvement in asset quality is evidenced by a decline in the nonperforming asset ratio from 1.73 percent at December 31, 1997, to
1.02 percent at December 31, 1998. The ratio of net charge-offs to average loans also declined in 1998 from 0.29 percent in 1997 to 0.27 percent.

In spite of the favorable economic conditions and improved asset quality, the federal banking agencies are cautioning financial institutions on trends that could lead to asset quality deterioration in the future if not managed prudently. Specific to consumer lending, the agencies issued "Interagency Guidelines on Subprime Lending." As aforementioned, subprime lending activities involve lending to people with poor credit histories, low incomes relative to debt levels or in lending money in an amount that exceeds the value of the underlying collateral. A future slowdown in the economy could lead to deterioration in asset quality related to subprime lending. Subprime borrowers could be affected earlier and more severely than standard-risk borrowers.

With respect to commercial lending, stiff competition has led to the erosion of underwriting standards. Lenders are writing more high-risk loans with few or no fees and insufficient interest margins to accurately reflect such risk. In addition, loans are written with few loan covenants attached and without guarantees. Furthermore, lenders are not conducting proper analysis of future performance of their customers. As aforementioned, the Federal Reserve Board issued SR 98-18, which serves as guidance for examiners during their credit reviews and a warning to the banking industry. Lax underwriting standards could lead to higher nonperforming assets and charge-offs, should a downturn in the economy occur.

The Company manages credit risk by diversifying the loan portfolio and applying policies and procedures designed to foster sound lending practices. These policies include certain standards that assist lenders in making judgments regarding the character, capacity, capital structure and collateral of the borrower. In addition, the lender must determine the borrower's ability to repay the credit based on prevailing and expected business conditions. Although supervised by a central loan committee, each community office is responsible for the credit administration of its respective loan portfolio. Specific responsibilities include analyzing credit applications and making lending approvals within specified limits, in order to minimize credit risk. The Board of Directors establishes the lending authority of all credit officers and reviews this authority at least annually. Credits beyond the scope of the branch lending officer are forwarded to a centralized lending committee. This committee, comprised of senior lending management and board members, attempts to assure the quality of the loan portfolio through careful analysis of credit applications, adherence to credit policies and examination of outstanding loans and delinquencies. These procedures aid in the early detection and timely follow-up of problem loans. Credits in excess of $500 are subject to approval by the Board of Directors.

Also, the Company minimizes credit risk by conducting an annual internal loan review of its loan portfolio. In addition, the Company contracts with an external loan review company to perform an annual independent review of the portfolio. The independent loan review aids management in identifying deteriorating financial conditions of borrowers, allowing them to assist customers in remedying these situations. The results of an independent loan review conducted by an external reviewer at May 31, 1998 indicated no material difference from the assets identified through the Company's loan review program.

Under GAAP, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. When the measure of an impaired loan is less than the recorded investment in the loan, the impairment is recognized by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses.

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include accruing loans past due 90 days or more and impaired loans. Impaired loans consist of nonaccrual and restructured loans. A loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been placed on nonaccrual status are credited to income when received unless the collectibility of principal is in doubt, causing all collections to be applied as principal reductions. A nonaccrual loan is returned to performing status when the loan is current as to principal and interest and has performed with the contractual terms for a minimum of six months. Restructured loans are loans with original terms, interest rates, or both, that have been modified as a result of a deterioration in the borrower's financial condition. Interest income on restructured loans is recognized when earned using the interest method.
The Company had the same one restructured loan during 1998 and 1997.

Foreclosed assets are comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures. The Company includes such properties in other assets. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Foreclosed assets are recorded at the lower of the related loan balance or
80.0 percent of its appraised fair value at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. Subsequent declines in the recorded value of the property prior to its disposal and costs to maintain the assets are included in other expenses. In addition, any gain or loss realized upon disposal is included in other income or expense. The historical average holding period for such properties is less than twelve months.

Information concerning nonperforming assets for the past five years is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.


DISTRIBUTION OF NONPERFORMING ASSETS

DECEMBER 31                                                         1998     1997     1996     1995     1994
------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial, financial and others................................. $   78   $  197   $  251   $  167   $   45
Real estate:
  Construction...................................................
  Mortgage.......................................................  2,223    2,063    1,018    1,164    1,352
Consumer, net....................................................      7       12
                                                                  ------   ------   ------   ------   ------
    Total nonaccrual loans.......................................  2,308    2,272    1,269    1,331    1,397
                                                                  ------   ------   ------   ------   ------
Restructured loans...............................................    174      189      225      262      236
                                                                  ------   ------   ------   ------   ------
    Total impaired loans.........................................  2,482    2,461    1,494    1,593    1,633
                                                                  ------   ------   ------   ------   ------

Accruing loans past due 90 days or more:
Commercial, financial and others.................................    131      321      359      181       33
Real estate:
  Construction...................................................
  Mortgage.......................................................  1,035    2,536    1,247    1,633    1,194
Consumer, net....................................................    387      312      291      336      197
                                                                  ------   ------   ------   ------   ------
    Total accruing loans past due 90 days or more................  1,553    3,169    1,897    2,150    1,424
                                                                  ------   ------   ------   ------   ------
    Total nonperforming loans....................................  4,035    5,630    3,391    3,743    3,057
                                                                  ------   ------   ------   ------   ------
Foreclosed assets................................................    240      405      420      441      226
                                                                  ------   ------   ------   ------   ------
    Total nonperforming assets................................... $4,275   $6,035   $3,811   $4,184   $3,283
                                                                  ======   ======   ======   ======   ======

Ratios:
Impaired loans as a percentage of loans, net.....................   1.00%    0.98%    0.63%    0.74%    0.84%
Nonperforming loans as a percentage of loans, net................   1.63     2.25     1.44     1.75     1.57
Nonperforming assets as a percentage of loans, net...............   1.72%    2.41%    1.62%    1.96%    1.69%



Nonperforming assets, comprised of nonperforming loans and foreclosed assets, totaled $4.3 million at December 31, 1998, compared to $6.0 million at December 31, 1997. Foreclosed assets decreased $165 during 1998. Eight loans totaling $249 were transferred to foreclosed assets. Six properties with an aggregate carrying value of $280 were sold for $275, resulting in a realized net loss of $5. In addition, during 1998 the Company donated a property held in other real estate to Habitat for Humanity. This property had a carrying value of $23. Finally, the Company had all properties included in other real estate re-appraised during 1998 which resulted in additional write-downs of $111. The carrying values of all properties included in other real estate at December 31, 1998, were no more than 80.0 percent of their collateral values.

Nonperforming loans, consisting of accruing loans past due 90 days or more and impaired loans, decreased $1.6 million during 1998 from $5.6 million to $4.0 million. The decline in nonperforming loans was entirely from a decrease in accruing loans past due 90 days or more. The major portion of this decline came from a $1.5 million decrease in real estate loans past due 90 or more days. The Company's increased collection efforts relative to real estate loans, coupled with an improvement in general economic conditions in the Company's market area contributed to the decline. As part of its collection strategy, management continuously monitors and improves its internal procedures regarding delinquent credits. Such procedures focus on early detection and timely follow-up of past due loans in order to identify potential problem loans and attempt to correct them before they deteriorate. The Company experienced some changes in its asset quality ratios in 1998. Impaired loans as a percentage of loans, net of unearned income, remained relatively unchanged from year-end 1997. This ratio was 1.00 percent at December 31, 1998, compared to 0.98 percent at December 31, 1997. For the Company's peer group, this ratio was 0.63 percent at year-end 1998. The ratio of nonperforming assets to loans, net of unearned income, improved from 2.41 percent at December 31, 1997, to
1.72 percent at December 31, 1998. This ratio was also less favorable as compared to the peer group's 0.91 percent recorded at December 31, 1998.

At December 31, 1998 and 1997, the Company had a recorded investment in impaired loans of $2,482 and $2,461, respectively. The recorded investment in impaired loans averaged $1,867 in 1998 and $2,368 in 1997. At December 31, 1998, the amount of recorded investment in impaired loans for which there was a related allowance for loan losses and the amount of the allowance was $2,308 and $642, respectively, and $2,272 and $541, respectively, for the year-ended December 31, 1997. The amount of recorded investment for which there was no related allowance for loan losses was $174 and $189 at December 31, 1998 and 1997, respectively. During 1998, activity in the allowance for loan losses account related to impaired loans included a provision charged to operations of $342, losses charged to the allowance of $286 and recoveries of impaired loans previously charged-off of $45. The activity in 1997 in the allowance for loan losses account related to impaired loans included a provision charged to operations of $4 and losses charged to the allowance of $113. There were no recoveries of impaired loans previously charged-off in 1997. Interest income related to impaired loans would have been $175, $174 and $143 in 1998, 1997 and 1996, respectively, had such loan been current and the terms of the loan not been modified. Interest recognized on impaired loans amounted to $98 in 1998, $84 in 1997 and $30 in 1996. Included in these amounts was interest recognized on a cash basis of $98, $84 and $30, respectively. Cash received on impaired loans applied as a reduction of principal totaled $650, $587 and $398 in 1998, 1997 and 1996, respectively. There were no commitments to extend additional funds to customers with impaired loans at December 31, 1998 and 1997.

Classified assets are those cited by bank examiners, or by the bank's internal rating system, as having an undesirable degree of risk. Regulators separate classified assets into three major categories based on degree of risk: (i) substandard; (ii) doubtful; and (iii) loss. Accordingly, as part of their routine annual examination process, regulators classified assets of the Company at September 30, 1998. The result of the review indicated an improvement in the ratio of classified assets as a percentage of Tier I capital from the 1997 examination.

The allowance for loan losses account is established through charges to earnings as a provision for loan losses. Loans or portions of loans, determined to be uncollectible are charged against the allowance account with any subsequent recoveries being credited to the account. Nonaccrual, restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted. Consumer loans are considered losses when they are 120 days past due, except those expected to be recovered through insurance or collateral disposition proceeds. Under GAAP, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Historical loss experience serves as the starting point for evaluating the adequacy of the Company's allowance account. However, management also considers a number of relevant factors that may cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. These factors include, among others, changes in: (i) lending policies and procedures;
(ii) economic conditions; (iii) nature and volume of the portfolio; (iv) loan review system; (v) volumes of past due and classified loans; (vi) concentrations; (vii) borrowers' financial status; and (viii) collateral value.

In addition to management's assessment, various regulatory agencies, as an integral part of their routine annual examination process, review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance, beyond normal monthly provisions, based on their judgments concerning information available to them at the time of their examination. No such charge was deemed necessary upon conclusion of the 1998 examination, as regulators considered the Company's allowance for loan losses account adequate based on risk characteristics and size of the loan portfolio. Upon its review of the 1998 regulatory report, management was not aware of any significant recommendation with respect to the loan portfolio that would materially affect future liquidity or capital resources.

Management utilizes the 1993 federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan and Lease Losses in assessing the adequacy of its allowance for loan losses account. This Statement provides guidance on the establishment and maintenance of an allowance consistent with GAAP, related responsibilities of management and examiners, loan review systems and international transfer risk matters. According to this Statement, the allowance for loan losses should reflect estimated credit losses for specifically identified loans, as well as estimated credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The analytical tool for assessing the reasonableness of the allowance for loan losses account, included in this Statement, has been used on a consistent basis by the Company since the first quarter of 1994. The tool involves a comparison of the reported loss allowance against the sum of specified percentages, based on industry averages, applied to certain loan classifications. Management considered the Company adequately reserved at December 31, 1998, based on the results of this regulatory calculation. Management, however, will continue to perform a thorough analysis of the Company's loan portfolio since the calculation does not take into account differences between institutions, their portfolios, and their underwriting, collection and credit-rating policies.

In an effort to ensure the consistent application of loan loss accounting policy and to improve the transparency of financial statements, the Securities and Exchange Commission ("SEC"), Office of the Comptroller of the Currency ("OCC"), Federal Reserve Board, FDIC and Office of Thrift Supervision ("OTS") issued a joint interagency statement on the allowance for loan losses of depository institutions on November 30, 1998, which reaffirms the 1993 Statement. The agencies stated that they recognize the importance of meaningful financial statements to benefit investors and promote safety and soundness in the banking industry. They also noted the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. According to the Statement, management's process must be based on a comprehensive, adequately documented and consistently applied analysis of the institution's loan portfolio. Each of the agencies, in their respective review process, will ensure that the allowance for loan losses is appropriately determined and managed. The agencies agreed to work together with the public accounting profession and the banking industry in developing further guidance consistent with GAAP.

The allowance for loan losses can generally absorb losses throughout the loan portfolio, although in some instances allocation is made for specific loans or groups of loans. Accordingly, allocation of the reserve among the major categories of loans is summarized as follows. However, it should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends.


DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                       1998             1997             1996             1995             1994
                                  --------------   --------------   --------------   --------------   --------------
                                        CATEGORY         CATEGORY         CATEGORY         CATEGORY         CATEGORY
                                            AS A             AS A             AS A             AS A             AS A
                                            % OF             % OF             % OF             % OF             % OF
DECEMBER 31                       AMOUNT   LOANS   AMOUNT   LOANS   AMOUNT   LOANS   AMOUNT   LOANS   AMOUNT   LOANS
--------------------------------------------------------------------------------------------------------------------
Commercial, financial and others. $1,465   12.51%  $1,322   15.58%  $1,396   15.44%  $1,358   21.30%  $1,188   16.37%
Real estate:
  Construction...................           0.85             0.84             1.55             0.46             1.40
  Mortgage.......................  1,308   74.96    1,277   71.98    1,326   70.34    1,333   67.65    1,251   69.13
Consumer, net....................  1,277   11.68    1,199   11.60    1,222   12.67    1,212   10.59    1,137   13.10
                                  ------  ------   ------  ------   ------  ------   ------  ------   ------  ------
    Total........................ $4,050  100.00%  $3,798  100.00%  $3,944  100.00%  $3,903  100.00%  $3,576  100.00%
                                  ======  ======   ======  ======   ======  ======   ======  ======   ======  ======



A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the past five years is summarized as follows:


RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

DECEMBER 31                                                         1998     1997     1996     1995     1994
------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period................. $3,798   $3,944   $3,903   $3,576   $3,169
Loans charged-off:
Commercial, financial and others.................................    410      271      523      136      243
Real estate:
  Construction...................................................
  Mortgage.......................................................    119      211       88      171      176
Consumer, net....................................................    260      175      115       86      131
                                                                  ------   ------   ------   ------   ------
    Total........................................................    789      657      726      393      550
                                                                  ------   ------   ------   ------   ------
Loans recovered:
Commercial, financial and others.................................     67       15      284       80        7
Real estate:
  Construction...................................................
  Mortgage.......................................................     46       40      130      144       64
Consumer, net....................................................     73       96       53       61       86
                                                                  ------   ------   ------   ------   ------
    Total........................................................    186      151      467      285      157
                                                                  ------   ------   ------   ------   ------
Net loans charged-off............................................    603      506      259      108      393
                                                                  ------   ------   ------   ------   ------
Provision for loan losses........................................    855      360      300      435      800
                                                                  ------   ------   ------   ------   ------
Allowance for loan losses at end of period....................... $4,050   $3,798   $3,944   $3,903   $3,576
                                                                  ======   ======   ======   ======   ======

Ratios:
Net loans charged-off as a percentage of average loans
 outstanding.....................................................   0.24%    0.21%    0.12%    0.05%    0.21%
Allowance for loan losses as a percentage of period end loans....   1.63%    1.52%    1.67%    1.83%    1.84%


At December 31, 1998, the allowance for loan losses, against which loans are charged-off, equaled $4.1 million and represented 1.63 percent of loans, net of unearned income. The allowance was $3.8 million and represented 1.52 percent of loans, net of unearned income at December 31, 1997. The provision for loan losses exceeding net loans charged-off in 1998 caused the increase over the amount reported at December 31, 1997.
The peer group reported a 1.26 percent ratio at December 31, 1998, a slight reduction from the 1.30 percent ratio recorded one year earlier.

As a percentage of nonperforming loans, the allowance account covered 100.4 percent at December 31, 1998. This coverage ratio at December 31, 1997, calculated to 67.5 percent. Relative to all nonperforming assets, the allowance covered 94.7 percent and 62.9 percent, respectively, at December 31, 1998 and 1997. Management expects to continue to make provisions to its allowance in 1999 based on the Company's previous loan experience. Should a deterioration of asset quality occur, management would make a corresponding increase to its monthly provision.

As part of its Y2K remediation efforts, the Company is devising contingency plans to address any losses it may experience due to the inadequacy of significant third parties in addressing their own Y2K issues. The Company has specifically allocated 18.2 percent of the allowance for loan losses to cover any potential credit losses that may arise due to Y2K noncompliance of significant third parties.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $603 or 0.24 percent of average loans outstanding in 1998 compared to $506 or 0.21 percent in 1997. These levels were below the net charge-off ratios reported by the peer group of 0.27 percent and 0.29 percent for 1998 and 1997, respectively. The nation's top 50 banks reported an increase in the ratio of net charge-offs to average loans from
0.54 percent for 1997 to 0.66 percent for 1998. Management is cautiously optimistic that net charge-off levels will decline in 1999 if the local economy continues its improvement. However, management will closely monitor net charge-off levels in 1999 should local unemployment rates deteriorate.

DEPOSITS:

As was the case in 1997, national growth in real wages and personal disposable income did not increase savings in 1998. Workers realized large increases in real wages and real hourly compensation through faster gains in nominal pay and a continuation of lower inflation. According to the Labor Department's employment cost index, the hourly compensation of workers in private nonfarm industries rose 3.5 percent in nominal terms during 1998. In addition, personal disposable income increased from $5.9 trillion to $6.1 trillion at December 31, 1997 and 1998, respectively. However, this 3.4 percent increase in disposable income did not cause a corresponding rise in the savings rate. Savings as a percentage of personal disposable income declined from 2.1 percent in 1997 to 0.5 percent in 1998. Accordingly, core deposits have experienced limited growth at many financial institutions. The main cause of this weakness was customers' preferences to place their money in high-yielding mutual funds and stocks. Representative of the magnitude of the increased value of the stock market was a 16.1 percent increase in the Dow Jones Industrial Average. This index rose from 7,908 at December 31, 1997, to 9,181 at December 31, 1998. Financial institutions could not compete by offering lower-yielding time deposits. Another major competitive force affecting deposit gathering was credit unions. On August 7, 1998, legislation was signed into law reversing a February 1998, Supreme Court ruling that restricted credit union membership to serve individuals joined by a single common bond. The Credit Union Membership Access Act allows occupation-based credit unions to accept new members from groups of fewer than 3,000 people even if the new members have no common bond of occupation with original members. It also gives the National Credit Union Administration the authority to allow members of a larger group to join an existing credit union if the agency determines that the group could not sustain its own credit union. Aside from these competitive pressures, the Company's market area is also one of the most competitive regions in Pennsylvania with respect to product pricing. Northeast Pennsylvania ranks near or at the highest cost for all time deposit maturities. For example, the cost of a one-year time deposit ranged from 3.8 percent in the northwest to 4.5 percent in the northeast during 1998. A continuation of competitive pressure from nonbanks and other sources could result in higher funds cost or may cause an increase in alternative funding sources. Specifically, a recent survey of community banks indicated that Federal Home Loan Bank advances are expected to be a significant future source of funding.

Total deposits for all commercial banks in the Commonwealth of Pennsylvania totaled $130.3 billion in the fourth quarter of 1998, an increase of 2.9 percent as compared to the same period last year. Contrary to this limited growth, deposits of the local peer group grew 9.9 percent in 1998. For the year, the Company's deposits grew at a rate similar to the Commonwealth at
3.6 percent. The declining interest rate environment made it more difficult for the Company and all financial institutions to achieve acceptable returns on their loans and investments. Many banks combated the yield deterioration by either taking on additional credit risk or significantly lengthening the average lives of financial instruments. As an alternative strategy, management chose to be less aggressive with respect to deposit pricing during 1998, sacrificing growth until such time when an adequate spread between earning assets and interest-bearing liabilities returns. Except for time deposits with maturities of greater than 36 months, the Company's pricing was lower than its peer group during 1998. For example, the six month, one-year and 30-month certificates averaged 30 basis points, 21 basis points and 25 basis points, respectively, below the comparable peer group's pricings. As a result of such aggressive product pricing, the peer group's net interest margin declined in 1998. When attractive yielding loans can be booked and attractive priced investments purchased without acquiring an inordinate amount of risk, product pricing strategies will be implemented to ensure adequate liquidity to take advantage of such opportunities. Management expects that the recent stock market volatility may cause an increase in deposits to the extent that investors begin to return to the safety of banks. Such an event would also have a favorable effect on the Company's cost of funds. The Company recently began offering fixed-rate annuity products and mutual funds on a no-load basis to customers. These products allow the Company to compete with higher-yielding alternative investments while improving fee revenue.

The average amount of, and the rate paid on, the major classifications of deposits for the past five years are summarized as follows:


DEPOSIT DISTRIBUTION

                                  1998              1997              1996              1995              1994
                              --------------------------------------------------------------------------------------
                              AVERAGE AVERAGE   AVERAGE AVERAGE   AVERAGE AVERAGE   AVERAGE AVERAGE AVERAGE  AVERAGE
YEAR ENDED DECEMBER 31        BALANCE    RATE   BALANCE    RATE   BALANCE    RATE   BALANCE    RATE BALANCE     RATE
--------------------------------------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....... $ 17,643    3.13% $ 16,854    3.16% $ 18,144    2.92% $ 21,869    3.47% $ 23,955   3.31%
NOW accounts................   21,366    2.19    18,464    2.18    16,661    2.02    15,550    1.96    15,151   1.96
Savings accounts............   64,113    2.58    65,081    2.92    67,144    3.00    71,911    3.25    83,142   3.13
Time deposits less than $100  175,954    5.61   165,487    5.70   157,271    5.67   155,183    5.75   139,641   4.94
Time deposits $100 or more..   23,936    5.89    29,092    6.17    27,755    5.93    29,336    6.04    25,995   5.97
                             --------          --------          --------          --------          --------
  Total interest-bearing....  303,012    4.60%  294,978    4.77%  286,975    4.69%  293,849    4.80%  287,884   4.22%
Noninterest-bearing.........   32,550            27,448            26,329            24,090            21,849
                             --------          --------          --------          --------
  Total deposits............ $335,562          $322,426          $313,304          $317,939          $309,733
                             ========          ========          ========          ========

Deposit volumes increased from $332.4 million at December 31, 1997, to $344.3 million at December 31, 1998. Total deposits averaged $322.4 million for 1997 compared to $335.6 million for 1998, an increase of 4.1 percent. Higher volumes of time deposits $100 or more and noninterest-bearing deposits were primarily responsible for the 3.6 percent change in the comparable year-end deposit volumes. Large dollar denomination time deposits rose 30.3 percent in 1998 from $20.8 million at year-end 1997 to $27.1 million at year-end 1998. Demand deposits increased from $30.7 million to $36.0 million at December 31, 1997 and 1998, respectively, a
17.3 percent increase. Stronger deposit relationships with local school districts caused the increase in large time deposits while greater involvement in commercial lending resulted in a higher concentration of demand deposits. The majority of the Company's deposit growth occurred in the second quarter of 1998, caused by the same reasons as were noted for the year-end change. Deposits grew at an annualized rate of 11.5 percent during the second quarter of 1998. Marketing decisions determining the degree of aggressiveness for deposit gathering will continue to be based on availability of acceptable returns. However, management expects the delivery system expansions to aid the growth of deposits in 1999.

Although not having a significant influence on the Company in 1998, the recently enacted Taxpayer Relief Act of 1997 could also have a positive effect on deposit volumes. This legislation signed into law on August 5, 1997, made two new individual retirement accounts ("IRA") available beginning January 1, 1998. These products include the Roth IRA and Education IRA. Under the Roth IRA, qualified distributions are tax-free rather than tax deferred if made through a traditional IRA. Contributions to a Roth IRA are never deductible. However, if the individuals meets certain requirements, the interest and appreciation in the account will be tax-free upon distribution. The Educational IRA provides for tax-free savings for higher educational expenses. Similar to the Roth IRA, contributions are not deductible, but earnings on contributions will be distributed tax-free. The aggregate amount of funds invested in Roth and Educational IRA was $358 at December 31, 1998. Management expects such deposits to become more substantial as individuals shift their preference from spending to saving for retirement. The lack of desire to save for retirement was not unique to the Company's market area as indicated by the 1998 National Retirement Confidence Survey. According to the survey, one-third of Americans were not currently saving for retirement. Most people stated they had too many current financial responsibilities to be able to save for retirement.

Management continually pursues a deposit mix that has a higher concentration of lower-costing funds. Transaction accounts, defined as demand deposits, money market, NOW and savings accounts, had a weighted-average cost to the Company of 2.0 percent in 1998. Comparatively, the weighted-average cost of time deposits was 5.6 percent in 1998. As a percentage of average total deposits, low cost transaction accounts increased from 39.7 percent in 1997 to 40.4 percent in 1998. Conversely, the Company's reliance on time deposits declined from 60.3 percent to 59.6 percent, respectively. Despite the improvement, the local peer group continued to exhibit a more advantageous deposit composition in 1998. As a percentage of average total deposits, transaction accounts and time deposits accounted for 53.4 percent and 46.6 percent, respectively, in 1998. However, management outperformed the peer group with respect to the most important means of lowering fund costs during 1998. The Company recorded an increase in noninterest-bearing deposits as compared to a decline experienced by the peer group. Average noninterest-bearing deposits as a percentage of average total deposits increased from 8.5 percent in 1997 to 9.7 percent in 1998. Comparatively, the peer group reported a decline in demand deposit percentages from 16.2 percent in 1997 to 15.7 percent in 1998. The Company's 18.6 percent improvement in average noninterest-bearing deposits in 1998 was a result of greater commercial customer relationships and delivery system expansions. For 1998, the Company's cost of funds declined to 4.6 percent from 4.8 percent in 1997. More importantly, the cost of funds continued its decline throughout 1998 as evidenced by a 7 basis point drop in the average quarterly funds cost from the first quarter to the fourth quarter. As aforementioned, management chose to be less aggressive in deposit product pricing in 1998 as a result of reductions in the availability of profitable opportunities with respect to loans and investments. Such asset driven pricing strategy was the primary cause for the improvement. The local peer group's cost of funds improved to a lesser extent as compared to the Company during 1998. The weighted-average cost of funds for the peer group was 4.6 percent in 1997 and 4.5 percent in 1998. Conversely, the cost of funds for all United States bank holding companies with assets of between $300 million and $500 million increased from 4.5 percent in 1997 to 4.6 percent in 1998. Management considers changes in general market rates, availability of suitable loans and investments and adequacy of the overall liquidity position at a minimum when making decisions regarding deposit pricing for future periods. Although management expects increased pressure on the Company's cost of funds from the intense competitive environment, they may be able to counter these forces through offering customers alternative nondeposit investment products.

Volatile deposits, time deposits $100 or more, increased from $20.8 million at December 31, 1997, to $27.1 million at December 31, 1998. As aforementioned, this increase resulted from improved banking relationships with local school districts. However, the Company continued to be less reliant on this type of funding as compared to the peer group in 1998. Average volatile deposits, as a percentage of average total deposits, was
7.1 percent in 1998 as compared to 12.8 percent for the peer group. The Company's average cost of such funds declined 30 basis points from 6.2 percent in 1997 to 5.9 percent in 1998. Conversely, the peer group's cost for volatile deposits rose 7 basis points during 1998.

Maturities of time deposits $100 or more for the past five years are summarized as follows:


MATURITY DISTRIBUTION OF TIME DEPOSITS $100 OR MORE

DECEMBER 31                                                         1998     1997     1996     1995     1994
------------------------------------------------------------------------------------------------------------
Within three months............................................. $ 7,956  $ 3,195  $ 8,598  $ 6,466  $ 7,861
After three months but within six months........................   4,939    2,819    9,958    6,646    4,200
After six months but within twelve months.......................   8,802    6,334   11,262    8,590   10,740
After twelve months.............................................   5,391    8,484    6,047    7,982    7,410
                                                                 -------  -------  -------  -------  -------
  Total......................................................... $27,088  $20,832  $35,865  $29,684  $30,211
                                                                 =======  =======  =======  =======  =======


As a result of dwindling deposits caused by the competitiveness of alternative investment products, many banks have increased their borrowings as a liquidity substitute. Management chose to become less aggressive with respect to deposit product pricing during 1998 rather than follow competitors that increased borrowings. Many of the borrowing instruments involve an inordinate amount of optionality risk which disallow repayments in periods of falling rates and convert to higher variable cost instruments in times of rising rates when liquidity is lower due to the abundance of attractive assets.

Short-term borrowings available to the Company consist of a line of credit and advances with the FHLB-Pgh secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investment and mortgage-backed securities and mortgage loans. The line is limited to the Company's maximum borrowing capacity ("MBC"), which is based on a percentage of qualifying collateral assets.
At December 31, 1998, the Company's MBC was $141.8 million. Interest accrues daily on the line based on the rate of FHLB-Pgh discount notes. This rate resets each day. The line is renewable annually on its anniversary date and carries no associated commitment fees. The FHLB-Pgh has the right to reduce or terminate the line at any time without prior notice and the Company may repay this line at any time without incurring prepayment penalties. Short-term advances are issued with maturities less than one year based on the FHLB-Pgh's current cost of funds rate. Advances are limited to the Company's MBC and are not prepayable. There are no commitment fees associated with the advances, except for those for forward settlement that are based on FHLB-Pgh hedging costs.

At December 31, 1998, the Company had no short-term borrowings outstanding. There was $9.6 million in short-term borrowings outstanding at December 31, 1997, under the line of credit agreement. The average daily balance and weighted-average rate on aggregate short-term borrowings was $185 at 6.0 percent in 1998 and $138 at 5.8 percent in 1997. The maximum amount of all short-term borrowings outstanding at any month-end was $695 during 1998 and $9.6 million during 1997. Short-term borrowings during 1998 and 1997 consisted entirely of the FHLB-Pgh line of credit.

Long-term debt at December 31, 1998 and 1997, consisted entirely of a 7.5 percent fixed-rate, amortizing advance from the FHLB-Pgh Community Investment Program. This advance matures on September 2, 2009. The scheduled principal payments on the note total $3 for each of the five years 1999 through 2003. The prepayment fee applicable to the advance is equal to the present value of the difference between cash flows generated at the advance rate from the date of the prepayment until the original maturity date, and the cash flows that would result from the interest rate posted by the FHLB-Pgh on the date of prepayment for an advance of comparable maturity. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB-Pgh stock. The average daily balance on long-term debt for 1998 was $43 with a weighted-average rate of 7.0 percent. For 1997, the average daily balance on long-term debt was $45 with a weighted-average rate of 8.9 percent.


MARKET RISK SENSITIVITY:

Market risk is the risk to a company's financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. The Company has no exposure to foreign currency exchange risk or any specific exposure to commodity price risk. The major area of market risk exposure to the Company is IRR. The Company's exposure to IRR can be explained as the potential for change in its reported earnings and/or the market value of its net worth. Variations in interest rates affect the Company's earnings by changing its net interest income and its level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of the Company's assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with the interest rates. The effects of the changes in these present values reflect the change in the Company's underlying economic value and provide a basis for the expected change in future earnings related to the interest rate. IRR is inherent in the role of banks as financial intermediaries, however a bank with a high IRR level may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

The responsibility for the Company's market risk sensitivity management has been delegated to the ALCO. Specifically, ALCO utilizes several computerized modeling techniques to monitor and attempt to control the influence that market changes have on the Company's RSA and RSL.

Market risk continues to be a major focal point of regulatory emphasis. In accordance with regulation, each bank is required to develop its own IRR management program depending on its structure, including certain fundamental components which are mandatory to ensure sound IRR management. These elements include appropriate board and management oversight as well as a comprehensive risk management process that effectively identifies, measures, monitors and controls risk. Should a bank have material weaknesses in its risk management process or high exposure relative to its capital, the bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of a bank's IRR exposure and the quality of its risk management process is a determining factor when evaluating a bank's capital adequacy.

On January 23, 1997, the Federal Reserve Board, FDIC and OCC issued a joint news release announcing that the Basle Committee, with the agreement of the central bank governors of the Group of Ten countries, issued the paper entitled, "Principles for the Management of Interest Rate Risk." This paper describes principles for strong risk management and standards that banking agencies should use to evaluate the adequacy and effectiveness of a bank's IRR management process. Furthermore, this guidance emphasizes the importance of appropriate board of director and senior management oversight of a comprehensive risk management process that identifies, measures, monitors and controls a bank's IRR exposure.

As aforementioned, the Company utilizes various computerized modeling techniques for market risk management. Beginning in 1997, management implemented an additional technique to assess the Company's market risk exposure based on SEC guidance.

On January 28, 1997, the SEC issued, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." This final rule requires quantitative and qualitative disclosures related to market risk inherent in derivative financial instruments, certain derivative commodity instruments and other financial instruments outside the financial
statements.   Derivative financial instruments include:  (i) futures; (ii)
forwards; (iii) swaps; (iv) options; and (v) other financial instruments with similar characteristics.

Derivative commodity instruments include: (i) commodity futures; (ii) commodity forwards; (iii) commodity swaps; (iv) commodity options; and (v) other commodity instruments that are not derivative financial instruments, but may be settled in cash or with another financial instrument by contract or business custom.

Other financial instruments means all financial instruments as defined by GAAP for which fair value disclosures are required in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Examples of other financial instruments are: (i) investments; (ii) loans; (iii) structured notes; (iv) mortgage-backed securities; (v) indexed debt instruments; (vi) interest-only and principal-only obligations; (vii) deposits; and (viii) other debt obligations.

In making quantitative disclosures, companies are given three alternatives for each type of portfolio or market risk category for which disclosures are required. These options are: (i) a tabular presentation of fair value information and contract terms relevant to determine the future cash flows of market risk sensitive instruments, categorized by expected maturity dates; (ii) a sensitivity analysis that expresses the potential loss in future earnings, fair values or cash flows of market risk sensitive instruments from selected hypothetical changes in market rates and prices; or (iii) value-at-risk disclosures that express the potential loss in future earnings, fair values or cash flows of market risk sensitive instruments from various market movements over a selected period of time and with a selected likelihood of occurrence.

The Company utilizes the tabular presentation alternative in complying with quantitative and qualitative disclosure rules. Information with respect to maturities and fair values of other financial instruments at December 31, 1998, is summarized as follows. For expected maturity distributions, other financial assets and liabilities are presented based on their carrying values, except for investment securities, which are based on amortized costs. Investment securities and federal funds sold distributions and their related weighted-average interest rates are based on contractual maturities, with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities are presented based upon estimated principal cash flows and related weighted-average interest rates, assuming no change in the current interest rate environment. The amount of, and weighted-average interest rate earned on, equity securities are included in the "Thereafter" maturity category. Loans and their related weighted-average interest rates are categorized based on payment due dates, assuming no change in current interest rates. For noninterest-bearing deposits, money market, NOW and savings accounts that have no contractual maturity, principal cash flows and related weighted-average interest rates are presented based on the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The table presents distributions and related weighted-average interest rates for time deposits, short-term borrowings and long-term debt based on contractual maturities assuming no change in current interest rates. The weighted-average yields of tax-exempt securities and loans have been computed on a tax-equivalent basis using the statutory tax rate of 34.0 percent. For additional information on the assumptions used to determine fair values, reference is made to Note 1, "Summary of significant accounting policies," in the Company's Notes to Consolidated Financial Statements.


MARKET RISK DISCLOSURES

                                                              EXPECTED MATURITY DATE
                                   --------------------------------------------------------------------------
                                                                                    THERE-               FAIR
                                       1999     2000     2001     2002     2003     AFTER     TOTAL     VALUE
                                   --------------------------------------------------------------------------
Other financial assets:
Cash and due from banks........... $ 11,464                                                $ 11,464  $ 11,464
Average interest rate.............
Federal funds sold................    7,700                                                   7,700     7,700
Average interest rate.............     4.75%                                                   4.75%
Investment securities:
U.S. Treasuries and agencies:
  Fixed-rate......................   11,017                                                  11,017    11,060
  Average interest rate...........     5.83%                                                   5.83%
  Adjustable-rate.................           $   649                                            649       637
  Average interest rate...........              3.61%                                          3.61%
State and municipals..............    1,990    1,319  $ 1,710  $ 1,880  $   660  $ 30,433    37,992    40,007
Average interest rate.............     6.12%    6.36%    6.73%    6.86%    7.50%     8.32%     7.98%
Mortgage-backed securities........   19,344   15,049    8,262    6,526    5,496     1,374    56,051    55,834
Average interest rate.............     6.45%    6.27%    6.27%    6.27%    6.27%     6.23%     6.33%
Equity securities.................                                                  1,804     1,804     2,088
Average interest rate.............                                                   6.44%     6.44%
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total...........................   32,351   17,017    9,972    8,406    6,156    33,611   107,513   109,626
  Average interest rate...........     6.22%    6.18%    6.35%    6.40%    6.40%     8.13%     6.85%

Loans held for sale...............      503                                                     503       506
Average interest rate.............     6.88%                                                   6.88%
Net loans:
Fixed-rate........................   28,092   21,908   18,633   14,654   12,372   100,594   196,253   196,238
Average interest rate.............     8.22%    8.41%    8.26%    8.17%    8.03%     8.02%     8.13%
Adjustable-rate...................   22,013    2,716    2,319    2,318    1,939    16,532    47,837    47,837
Average interest rate.............     8.81%    8.20%    8.38%    8.43%    8.57%     8.85%     8.74%
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total...........................   50,105   24,624   20,952   16,972   14,311   117,126   244,090   244,075
  Average interest rate...........     8.48%    8.39%    8.27%    8.21%    8.10%     8.14%     8.25%
Accrued interest receivable.......    2,297                                                   2,297     2,297
Average interest rate.............
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total........................... $104,420  $41,641  $30,924  $25,378  $20,467  $150,737  $373,567  $375,668
                                   ========  =======  =======  =======  =======  ========  ========  ========

Other financial liabilities:
Noninterest-bearing deposits...... $  7,565  $ 6,845  $ 6,124  $ 5,404  $ 4,682  $  5,404  $ 36,024  $ 36,024
Average interest rate.............
Interest-bearing liabilities:
MMDA, NOW and savings.............   21,648   19,590   17,528   15,466   13,404    15,463   103,099   103,099
Average interest rate.............     2.62%    2.62%    2.62%    2.62%    2.62%     2.62%     2.62%
Time deposits.....................  128,645   33,924   10,060   21,843   10,398       260   205,130   207,153
Average interest rate.............     5.25%    6.00%    5.63%    5.97%    6.04%     5.78%     5.51%
Long-term debt....................        3        3        3        3        3        26        41        41
Average interest rate.............     7.50%    7.50%    7.50%    7.50%    7.50%     7.50%     7.50%
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total...........................  150,296   53,517   27,591   37,312   23,805    15,749   308,270   310,293
  Average interest rate...........     4.87%    4.76%    3.72%    4.58%    4.11%     2.68%     4.54%
Accrued interest payable..........    1,740                                                   1,740     1,740
Average interest rate.............
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total........................... $159,601  $60,362  $33,715  $42,716  $28,487  $ 21,153  $346,034  $348,057
                                   ========  =======  =======  =======  =======  ========  ========  ========




At December 31, 1998, the Company had investments of $32.4 million with a weighted-average, tax-equivalent yield of 6.22 percent scheduled to mature within one year. Correspondingly, net loans of $50.1 million with a weighted-average, tax-equivalent yield of 8.48 percent were scheduled to mature within the same timeframe. Overall, interest-earning assets scheduled to mature within one year equaled $90.7 million with a weighted-average, tax-equivalent yield of 7.34 percent. With respect to interest-bearing liabilities, the Company had interest-bearing transaction accounts, defined as money market, NOW and savings accounts, of $21.6 million with a weighted-average cost of 2.62 percent scheduled to mature within one year, based on historical withdrawal patterns. The Company had time deposits of $128.6 million with a weighted-average cost of 5.25 percent scheduled to mature in the same timeframe. Total interest-bearing liabilities scheduled to mature within one year equaled $150.3 million with a weighted-average rate of 4.87 percent.

Limitations of the market risk disclosure model include, among others: (i) magnitude; (ii) timing; and (iii) frequency of interest rate changes of other financial assets and liabilities. Historical withdrawal patterns with respect to interest-bearing and noninterest-bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease. Loan information is presented based on payment due dates, which may materially differ from actual results due to prepayments caused by changes in: (i) interest rates; (ii) sociological conditions; (iii) demographics; and (iv) economic climate. Maturity distributions and fair values are based primarily on contractual maturities or payment due dates and do not consider repricing frequencies for adjustable-rate assets and liabilities. The table does not include maturity distribution and fair value information on certain assets and liabilities, which are not considered financial, and does not anticipate future business activity. Actual results will, more likely than not, differ from results presented in the table.

Additionally, the Company supplements the market risk disclosure model through simulation analysis utilizing interest rate "shocks." The model analyzes the effects instantaneous parallel shifts of plus or minus 100 basis points will have on the economic values of other financial instruments. The results of the model at December 31, 1998, are summarized as follows:



                                                                    FAIR VALUE
                                                         ------------------------------
DECEMBER 31, 1998                                        +100 BPS      LEVEL   -100 BPS
---------------------------------------------------------------------------------------
OTHER FINANCIAL ASSETS:
Cash and due from banks................................. $ 11,464   $ 11,464   $ 11,464
Federal funds sold......................................    7,700      7,700      7,700
Investment securities...................................  108,782    109,626    110,402
Loans held for sale.....................................      492        506        517
Net loans...............................................  236,062    244,075    252,816
Accrued interest receivable.............................    2,297      2,297      2,297
                                                         --------   --------   --------
  Total................................................. $366,797   $375,668   $385,196
                                                         ========   ========   ========

OTHER FINANCIAL LIABILITIES:
Noninterest-bearing deposits............................ $ 36,024   $ 36,024   $ 36,024
Money market, NOW and savings accounts..................  103,099    103,099    103,099
Time deposits...........................................  204,799    207,153    209,515
Long-term debt..........................................       41         41         41
Accrued interest payable................................    1,740      1,740      1,740
                                                         --------   --------   --------
  Total................................................. $345,703   $348,057   $350,419
                                                         ========   ========   ========


The Company also uses models that consider repricing frequencies of RSA and RSL in addition to maturity distributions. One such technique utilizes a static gap report, which attempts to measure the Company's interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap, indicated by an RSA/RSL ratio greater than 1.0, implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap, an RSA/RSL ratio less than 1.0, tends to indicate that earnings will be affected inversely to interest rate changes.

The Company's interest rate sensitivity gap position, illustrating RSA and RSL at their related carrying values, is summarized as follows. The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Adjustable-rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows, assuming there is no change in the current interest rate environment.


INTEREST RATE SENSITIVITY

                                                      DUE AFTER        DUE AFTER
                                                   THREE MONTHS         ONE YEAR
                                 DUE WITHIN          BUT WITHIN       BUT WITHIN        DUE AFTER
DECEMBER 31, 1998              THREE MONTHS       TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate-sensitive assets:
Investment securities.............. $10,200            $ 22,151         $ 41,486         $ 35,789    $109,626
Loans held for sale................     503                                                               503
Loans, net of unearned income......  55,687              21,502           68,688          102,263     248,140
Federal funds sold.................   7,700                                                             7,700
                                    -------            --------         --------         --------    --------
  Total............................ $74,090            $ 43,653         $110,174         $138,052    $365,969
                                    =======            ========         ========         ========    ========

Rate-sensitive liabilities:
Money market accounts..............                    $ 17,869                                      $ 17,869
NOW accounts.......................                      22,261                                        22,261
Savings accounts...................                                     $ 62,969                       62,969
Time deposits less than $100....... $28,760              78,188           70,834         $    260     178,042
Time deposits $100 or more.........   7,956              13,741            5,391                       27,088
Long-term debt.....................       1                   2               12               26          41
                                    -------            --------         --------         --------    --------
  Total............................ $36,717            $132,061         $139,206         $    286    $308,270
                                    =======            ========         ========         ========    ========

Rate-sensitivity gap:
  Period........................... $37,373            $(88,408)        $(29,032)        $137,766
  Cumulative....................... $37,373            $(51,035)        $(80,067)        $ 57,699    $ 57,699

RSA/RSL ratio:
  Period...........................    2.02                0.33             0.79           482.70
  Cumulative.......................    2.02                0.70             0.74             1.19        1.19


At December 31, 1998, the Company had a cumulative one-year, RSA/RSL ratio of 0.70. Although a slight deterioration from 0.86 at December 31, 1997, such ratio falls within the Company's asset/liability policy guidelines of
0.70 and 1.30. This reduction was principally due to an increase in the amount of time deposits repricing within one-year, as a greater proportion of longer-term certificates of deposit are scheduled to renew in 1999. Also causing the decline in the ratio was a smaller amount of loans and investments repricing within one-year as compared to those amounts at year-end 1997. At December 31, 1998, time deposits maturing or repricing within one-year totaled $128.6 million, up $28.0 million from one year earlier. In an attempt to decrease the Company's exposure to rising interest rates, management began offering special rates on long-term certificates during 1995 and 1996. Many of these certificates are scheduled to renew within the next twelve months. Local competitive rates on similar maturities have come down as compared to the rates which were originally offered on these maturing deposits. Accordingly, management believes it will be able to retain the majority of these funds through product-pricing strategies while lowering the overall costs to the Company. At December 31, 1998, loans, net of unearned income, and investments repricing within one-year declined by $6.6 million and $4.7 million, respectively, from the same period last year. The recent rise in refinancing was primarily responsible for the decline in the amount of loans repricing within one-year. A higher concentration of mortgage-backed securities with payment lockout caused the decline in the amount of investments. According to the results of the static gap report, the Company was liability rate-sensitive for the cumulative one-year period. This indicates that should general market rates increase, the likelihood exists that net interest income would be adversely affected. Conversely, a decline in general market rates would likely have a favorable effect on net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

Similar to the results of the Company's cumulative one-year ratio, its three-month ratio declined. The three-month ratio equaled 2.02 at December 31, 1998, compared to 1.87 at December 31, 1997. The causes for the change were due to the volume of RSA repricing within three months decreased more than the reduction in RSL. Specifically, loans, investments and federal funds sold repricing within three-months decreased $7.1 million, $2.5 million and $0.5 million, respectively, as compared to the static gap position one-year ago. Moreover, the Company repaying short-term borrowings of $9.6 million in 1998 offset partially by an increase of $1.4 million in time deposits were the major factors in reducing the amount of rate-sensitive liabilities within the three-month interval.

Static gap analysis, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position, variations occur daily as the Company adjusts its rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of the Company's Asset/Liability Management Policy assigns money market and NOW accounts to the due after three but within twelve months repricing interval. In reality, these items may reprice less frequently and in different magnitudes than changes in general interest rate levels.

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at December 31, 1998, contradict the results indicated by the one-year static gap position. Specifically, instantaneous and parallel shifts in general market rates of plus 100 basis points will cause net interest income to increase $133.4 or
1.0 percent in 1999. Conversely, a shift of the same magnitude in the opposite direction will cause a $130.5 or 1.0 percent decline in net interest income in 1999. Management will attempt to retain the Company's favorable IRR position during 1999 through continued vigilance in its product pricing.

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

Management annually develops a liquidity plan for the Company. The plan's mission is to ensure that the Company can generate cash at a reasonable cost in order to satisfy commitments to borrowers as well as to meet the demands of depositors and debtholders. The Company's liquidity plan assesses its current liquidity position and includes determining appropriate standards for the volume, mix, price and maturity of loans, investments and deposits. In addition, management ascertains the appropriate level of short-term assets required to fund normal day-to-day operations and to ensure the Company's ability to meet off-balance sheet commitments and unanticipated deposit withdrawals. The plan includes controls and monitoring procedures for evaluating the Company's daily liquidity position. Finally, the plan introduces strategies to ensure future liquidity. Such strategies, which the Company considers proprietary in nature, include the maintenance of a minimum net federal funds sold cushion, a capital contingency strategy and enhanced strategies on loan and deposit pricing. Based on the 1999 liquidity plan, the Company's ratio of core deposits to total assets is expected to exhibit the same strength at
81.6 percent as was evidenced at year-end 1998. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low-costing source of funds.

Although declining slightly in 1998, the Company's liquidity position continued its superiority in comparison to the peer group. This was exemplified by recording stronger comparable net noncore funding dependence and net short-term noncore funding dependence ratios. The Company's net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits under $100 and short-term investments to long-term assets, was negative 7.5 percent and negative 4.0 percent at December 31, 1997 and 1998, respectively. The peer group's ratios were 7.4 percent and 2.6 percent, respectively. The net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, weakened slightly from negative 10.2 percent at year-end 1997 to negative 5.7 percent at year-end 1998. The peer group experienced a similar deterioration in its short-term ratio from 2.6 percent to 3.6 percent, respectively. Management believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure that the Company has adequate liquidity to support future growth.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and FHLB-Pgh and federal funds sold, increased $1.9 million in 1998. Cash and cash equivalents totaled $19.2 million and $17.3 million at December 31, 1998 and 1997, respectively. Net cash provided by operating activities totaled $5.9 million and primarily resulted from the Company's $4.5 million in net income.

The Company's net cash used in investing activities totaled $5.6 million for 1998. Investment purchases of $50.2 million exceeded repayments of $45.2 million in 1998, which caused the net cash outflow. The change in investing activities was also affected by the expenditures for premises and equipment totaling $3.9 million. The majority of these expenditures were related to the land and construction costs for the administrative center and two branch facilities.

Net cash provided by financing activities equaled $1.7 million in 1998. Increased volumes of time deposits and, to a lesser extent, transaction accounts offset the net outflow from the repayment of short-term borrowings. Time deposits increased $8.0 million in 1998, as a result of improved customer relations with local school districts. Higher volumes of commercial loan relationships in 1998 caused the $3.9 million improvement in transaction accounts. During 1998, the Company repaid short-term borrowings of $9.6 million.

CAPITAL ADEQUACY:

A strong capital position provides depositors and stockholders with a margin of safety and allows the Company to take advantage of profitable opportunities and provide for future growth. During 1998, the Company's stockholders' equity improved $3.6 million or 10.1 percent compared to 1997. This improvement was due primarily to net income of $4.5 million offset by dividends, net of reinvestments, of $662 and a reduction in net unrealized holding gains of $206. The actual change in net unrealized holding gains on investment securities for 1998, was a positive $816, net of applicable income taxes of $277, which was offset by a $1,128 reclassification adjustment, net of applicable income taxes of $383, for gains realized on the sale of securities. At December 31, 1998, the Company's net unrealized holding gains were $1,394 as compared to $1,600 at December 31, 1997.

During the third quarter of 1998, the Company's Board of Directors ratified an amended dividend policy that will systematically increase the dividend payout ratio, dividends declared as a percentage of net income, to a level consistent with its peer group. For 1998, dividends declared equaled $816 or $0.37 per share. This was a 23.8 percent increase as compared to $659 or $0.30 per share declared for 1997. The Company's dividend payout ratio for 1998 and 1997 was 18.1 percent and 15.0 percent, respectively. In comparison, the peer group's dividend payout ratio was 45.4 percent for 1998 and 42.0 percent for 1997. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are based on operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions related to the Company and other relevant factors. The primary source of funds for dividend payment by the Company has been dividends received from its subsidiary, Community Bank and Trust Company ("Community Bank"). Community Bank's ability to pay dividends is subject to federal and state regulations. Accordingly, Community Bank, without prior regulatory approval, may declare dividends to the Company totaling $7.9 million plus net profits earned for the period from January 1, 1999, through the date of declaration, less dividends previously paid in 1999.

The DRP was implemented during the year-ended December 31, 1997, to offer stockholders the opportunity to automatically reinvest their dividends in shares of the Company's common stock. Three hundred thousand shares were registered with the SEC under the DRP. During the years ended December 31, 1998 and 1997, 4,617 shares and 2,325 shares, respectively, were issued under the DRP.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor's accounts. These agencies, in light of past bank failures, adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. These requirements, otherwise known as risk-based capital standards, generally measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet exposure.

On June 4, 1998, the Federal Reserve Board issued a final rule, which became effective June 30, 1998, that amends the Tier I Leverage capital standard for bank holding companies. This amendment establishes a minimum Leverage ratio, of 3.0 percent for bank holding companies that are either rated composite "1" under the bank subsidiaries, other nonbank subsidiaries, parent companies, earnings-consolidated and capital adequacy-consolidated ("BOPEC") rating system or those that have implemented the Federal Reserve Board's risk-based capital market risk measure. The minimum Leverage ratio for all other bank holding companies is 4.0 percent. For institutions with supervisory, financial, operational or managerial weaknesses or those experiencing significant growth, higher-than-minimum capital ratios are required. The Company's minimum Tier I Leverage ratio was 4.0 percent at December 31, 1998 and 1997. Other minimum capital ratio requirements were a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital, Tier I and Tier II capital, to risk-adjusted assets ratio of 8.0 percent. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required implementation of a capital restoration plan and restrictions on growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or received a less than satisfactory examination report rating.

On August 26, 1998, the Federal Reserve Board, in conjunction with the other federal banking agencies amended their respective risk-based capital standards for banks, bank holding companies and thrifts with regard to the regulatory treatment of unrealized holding gains on certain available-for-sale equity securities. Currently under GAAP, unrealized gains are reported as a component of equity capital, however, unrealized gains have been excluded from regulatory capital under the capital standards of the federal banking agencies.

Under the amended rule, institutions that legally hold equity securities are permitted, but not required, to include up to 45.0 percent of the pretax net unrealized holding gains on certain available-for-sale equity securities in Tier II capital. The agencies cautioned that even though including a portion of these unrealized gains in Tier II capital may increase the total capital to risk-adjusted assets ratio, it could reduce the Tier I capital to risk-adjusted assets ratio. This would result because the portion of unrealized gains included in Tier II capital would also be added to risk-adjusted assets, the denominator for both ratios. However, the allowable unrealized gains would not be included in Tier I capital thus the reduction in the Tier I capital ratio. The Company has elected not to include unrealized gains on available-for-sale equity securities in its Tier II capital.

The Company's capital ratios at December 31, 1998 and 1997, as well as, the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by Federal Deposit Insurance Corporation Improvement Act of 1991, are summarized as follows:


RISK-ADJUSTED CAPITAL
                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                          ------------------------------------------------------------------
DECEMBER 31                                   1998      1997       1998         1997         1998       1997
------------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-adjusted assets... $ 35,444  $ 31,120    $ 8,017      $ 7,806      $12,025    $11,709
Total capital to risk-adjusted assets....   37,968    33,576     16,033       15,612       20,042     19,515
Tier I capital to total average assets
 less intangibles........................   35,444    31,120    $14,981      $14,239      $18,726    $17,798

Risk-adjusted assets.....................  191,611   186,410
Risk-adjusted off-balance sheet items....    8,806     8,743
Average assets for Leverage ratio........ $374,526  $355,968

Ratios:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items...................................     17.7%     15.9%       4.0%         4.0%         6.0%       6.0%

Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items.................     18.9      17.2        8.0          8.0         10.0       10.0

Tier I capital as a percentage of total
 average assets less intangibles.........      9.5%      8.7%       4.0%         4.0%         5.0%       5.0%


During 1998, the Company's capital position improved as evidenced by marked increases in its capital adequacy ratios. The Company's Leverage ratio was
9.5 percent at December 31, 1998, as compared to 8.7 percent at December 31, 1997. The Company's Tier I capital to risk-adjusted assets ratio was
17.7 percent and total capital to risk-adjusted assets ratio was 18.9 percent at December 31, 1998. In comparison, these ratios at December 31, 1997, were 15.9 percent and 17.2 percent, respectively. Each of these ratios, at December 31, 1998 and 1997, exceeded the minimum levels required for adequately capitalized institutions of 4.0 percent, 4.0 percent and 8.0 percent, respectively, and the levels required for well capitalized institutions of 5.0 percent, 6.0 percent and 10.0 percent, respectively. The Company received a final regulatory report from the Federal Reserve Board on January 25, 1999. This report included notification that the Company was considered well capitalized. There are no conditions or events since this notification that management believes have changed the Company's category.

The ALCO continually reviews the Company's capital position. As part of its review, the ALCO considers: (i) the current and expected capital requirements, including the maintenance of capital ratios in excess of minimum regulatory guidelines; (ii) the market value of the Company's securities and the resulting effect on capital; (iii) any planned asset growth; (iv) the anticipated level of net earnings and capital position, taking into account the projected asset/liability position and exposure to changes in interest rates; and (v) the source and timing of additional funds to fulfill future capital requirements.

The Company adopted SFAS No. 129, "Disclosures of Information about Capital Structure" in 1998. This Statement does not establish any new disclosure standards but rather codifies certain previously required disclosures. Specifically, it requires information regarding the pertinent rights and privileges of the various components of an entity's capital structure such as: (i) dividend and liquidation preferences; (ii) participation rights;
(iii) call prices and dates; (iv) conversion prices and dates; (v) unusual voting rights; and (vi) terms of contracts to issue additional shares. Since this Statement contains no change in disclosure requirements, the Company's adoption had no effect on financial statement presentation.

REVIEW OF FINANCIAL PERFORMANCE:

Losses from foreign credit exposures, recognition of merger-related charges and establishment of cost-cutting programs all hindered the earnings performance of the nation's top 50 commercial banks for 1998. This group posted composite net income of $37.8 billion for 1998, a 3.3 percent decline from the $39.1 billion reported for 1997. Regional and community banks faired better in 1998. Unaffected by the aforementioned factors, banks in the Mid-Atlantic region posted earnings for 1998 of $1.7 billion, a 21.4 percent increase from 1997 earnings of $1.4 billion.

The Company continued its trend of higher earning during 1998. Net income was $4.5 million or $2.04 per share in 1998, an increase over the $4.4 million or $2.00 per share reported for the previous year. The earnings growth was attributable to higher net interest income and gains on the sale of investment securities partially offset by increases in the provision for loan losses and noninterest expense.

The Company's return on average assets ratio was 1.19 percent and return on average equity ratio was 11.71 percent in 1998. These ratios for the Company's peer group in 1998 were 1.22 percent and 12.26 percent, respectively. For 1997, the Company's ratios were 1.22 percent and 13.40 percent, respectively. Net interest income on a tax-equivalent basis increased $1,142 or 8.5 percent from $13,378 in 1997 to $14,520 in 1998.
Contributing to the increase was a 4 basis point improvement in the yield on earning assets coupled with a 17 basis point reduction in the cost of funds. The major factor in the improved yield on earning assets resulted from a 37 basis point increase in the yield on taxable investment securities from 5.59 percent for 1997 to 5.96 percent for 1998. This betterment was attributed to the composition of the investment portfolio changing as cash flows from maturing U.S. Treasury securities were reinvested into short-term U.S. Government agency mortgage-backed securities which offered a greater total return for essentially the same risk exposure. The Company's cost of funds improved from 4.77 percent for 1997 to 4.60 percent for 1998 which resulted from declines in the average rate paid on savings accounts and time deposits. Also assisting the improvement in net interest income was a favorable volume variance. Average earning assets increased 43.2 percent over the growth of interest-bearing liabilities as management remained competitive in lending while being less aggressive in pricing deposits during 1998.

The provision for loan losses increased $495 to $855 in 1998, from $360 in 1997. This increase was primarily attributable to the replenishment of the loan loss reserve for loans charged-off in response to changes in regulatory classifications of certain loans during 1998.

Noninterest income for the year-ended December 31, 1998, was $2,673, an $897 increase over the $1,776 recorded for the same period last year. Included in noninterest income for 1998 were gains of $1,128 on the sale of investment securities and gains of $43 on the sale of one-to-four family residential mortgage loans. Included in noninterest income for 1997 was a $250 litigation settlement paid by a securities broker to Community Bank.

The Company's noninterest expense increased $1,408 from $7,956 in 1997, to $9,364 in 1998. Salaries and employee benefits expense, net occupancy and equipment expense and other expenses increased $347, $94 and $967, respectively, in 1998. The rise in salaries and employee benefits expense resulted from additional staffing for the late-1997 acquisition of the Eynon and Factoryville branches coupled with annual merit raises. The Company's recognition of its first full year of occupancy expenses related to these new offices was the primary cause of the $94 increase. The primary reasons for the increase in other expenses were amortization of the core deposit intangible which resulted from the acquisition of the above branches, write-downs of properties included in other real estate and losses from dispositions of equipment determined to be non-compliant with the century date change.

The Company adopted SFAS No. 128, "Earnings Per Share" in 1998. The object of the Statement is to simplify the earnings per share ("EPS") calculation and to make the United States standard for computation compatible with the EPS standards of other countries and with those of the International Accounting Standards Committee.

SFAS No. 128 required two EPS calculations. Basic EPS is computed by dividing net income by the weighted-average common shares outstanding, and dilutive EPS is based on the weighted-average common shares outstanding plus all dilutive potential common shares outstanding.

The Company had no dilutive potential common shares outstanding during the three-year period ended December 31, 1998, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.

Effective in the first reporting period of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Items falling under the scope of SFAS No. 130 include foreign currency items and unrealized gains and losses on available-for-sale debt and equity securities. According to the Statement, all items that are required to be recognized as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income and the related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The Company's accumulated other comprehensive income included in the Consolidated Statements of Changes in Stockholders' Equity relates to the unrealized gains or losses on available-for-sale securities.

The most significant factor that can have a material effect on the financial performance of all industries is the Y2K. The Y2K issue arose because many existing computer programs use the last two digits rather than four to define the applicable year. These programs may interpret a date ending in "00" as the year 1900 instead of the year 2000. Although the Y2K problem affects all industries, its impact on the banking industry is extensive. Banks depend on computers to perform virtually every function from item processing to operating automated teller machines. If not corrected, the consequences could be far-reaching. For banks in particular, failure could result in system malfunction or miscalculation causing a disruption of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

The FFIEC on May 13, 1998, issued a statement with industry guidance on contingency planning in connection with Y2K readiness. The FFIEC noted that it expects financial institutions to meet the following key dates in the Y2K testing process: (i) development of written testing and plans by June 30, 1998; (ii) commencement of testing internal mission-critical systems by September 1, 1998; (iii) substantial completion of testing of internal mission-critical systems by December 31, 1998; (iv) substantial completion of testing of mission-critical systems provided by service providers by March 31, 1999; (v) begin external testing of material other third parties by March 31, 1999; and (vi) completion of testing of mission-critical systems and substantial completion of implementation by June 30, 1999.

On June 23, 1998, Federal Reserve Board issued SR 98-17, "Year 2000 Supervisory Review Plan Phase II" ("Phase II"), to summarize its supervisory review plan for assessing Y2K compliance efforts of financial institutions and certain service providers and software vendors during the second phase of its supervisory program. The Federal Reserve Board noted that Phase II required examiners to focus attention on the specific efforts of the above parties in the areas of testing, implementation, contingency planning and compliance with the key dates established by the aforementioned FFIEC guidelines. Phase II requires at least one on-site Y2K review by March 31, 1999, of all state member banks supervised by the Federal Reserve Board.

The SEC issued Release Nos. 33-7558 and 34-40277, ("Release") on August 4, 1998. The Release was issued because the SEC does not believe that existing Y2K disclosures provide enough specific information for an investor to make a meaningful determination of a company's Y2K risks. This Release provides guidance for public companies, investment advisors, investment companies and municipal securities issuers regarding their disclosure obligations about Y2K issues. The SEC, in this Release, requires the aforementioned parties to disclose the following items in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of their disclosure documents: (i) the company's state of readiness; (ii) the costs to address a company's Y2K issues; (iii) the risks of the company's Y2K issues; and (iv) the company's contingency plans.

On October 15, 1998, the Federal Reserve Board, FDIC, OCC and OTS issued "Interagency Guidelines Establishing Year 2000 Standards for Safety and Soundness" ("Guidelines") pursuant to Section 39 of the Federal Deposit Insurance Act. The Guidelines, which apply only to insured depository institutions: (i) describe certain steps that must be taken regarding awareness, assessment, renovation, validation and implementation phases of Y2K readiness efforts; (ii) define certain key terms to help clarify the types of actions that are expected to be undertaken; (iii) specify that the initial review of mission-critical systems for Y2K readiness should provide the basis for establishing priorities and deadlines and for identifying and allocating available resources; (iv) distinguish between and provide deadlines for the renovation of internally controlled systems and those controlled by a third party; (v) require contingency plans regarding the mitigation of risks associated with system failure and, if applicable, the failure to complete renovation of mission-critical systems; (vi) require a due diligence process that identifies, evaluates and assesses customers posing material Y2K risks; and (vii) provide the federal banking agencies unlimited authority and enforcement tools to address Y2K readiness, safety and soundness concerns.

The Company is very dependent upon information technology ("IT") systems to perform its daily operations. Early in 1997, management initiated an enterprise-wide program to address the Y2K issue and the effects it will have on the Company. A formal Century Date Change Preparedness ("CDC") Policy was devised and approved by the Board of Directors. This CDC Policy called for a Y2K project plan to coordinate and oversee the various phases, assessment, renovation, testing and implementation of the Company's Y2K preparedness. The Chief Operating Officer of the Company was appointed coordinator of the Y2K project plan and the Data Processing Steering Committee serve as oversight for the project. The progress of the Y2K project plan including: (i) an overview of the plan's progress; (ii) the status of compliance for mission-critical hardware and software; (iii) the results of hardware and software testing and implementation; (iv) the evaluation of significant customers in addressing Y2K issues in their business; and (v) the assessment of the need for implementation of any contingency plan for those areas that will not be compliant, is reported to the Board of Directors on a quarterly basis or more frequently as significant events occur.

It has always been the Company's pro-active position to remain current in its IT systems. In doing so, the Company's exposure to risk related to Y2K compliance of its IT systems has been greatly reduced. The following operations of the Company have been identified as mission-critical, vital to the successful continuance of a core business activity: (i) system hardware; (ii) account processing; (iii) items processing; (iv) image statement rendering; (v) teller transaction; (vi) trust accounting; and
(vii) loan document preparation software. In addition, there are IT systems and non-IT systems that are not considered mission-critical. The following table provides a description of the Company's systems, how the assessment, renovation and testing for each system is being addressed, whether or not the system is compliant, target dates for completion and contingency plans for non-compliant systems:




                                                                                        Y2K         ESTIMATED
                                                                                        COMPLIANT   COMPLETION    CONTINGENCY
DESCRIPTION OF SYSTEM          ASSESSMENT               RENOVATION          TESTING     (YES/NO)    DATE          PLAN
-----------------------------------------------------------------------------------------------------------------------------
MISSION-CRITICAL IT
SYSTEMS:

Hardware:
  System 4300 processor        Certification            None                Complete    Yes
                               from responsible
                               vendor

Operating:
  Unix operating system        Non-compliant            Upgrade to          Complete    Yes
                                                        Version 3.0.2

Account processing:
  Software, Release 3.0        Certification from       None                Complete    Yes
                               responsible vendor

Item processing:
  Software Version 3.22        Certification from       None                Incomplete  No          3/31/99          (1)
                               responsible vendor

Image statement rendering:
  Software Version 1.2         Certification from       None                Incomplete  No          3/31/99          (1)
                               responsible vendor

Teller transaction:
  Software                     No certification         Perform internal    Complete    Yes
                               available                testing

Trust accounting:
  Software Version 5.0         Certification from       None                Complete    Yes
                               responsible vendor

Loan document preparation:
  Software                     Certification from       None                Complete    Yes
                               responsible vendor
-----------------------------------------------------------------------------------------------------------------------------
NONMISSION-CRITICAL IT
SYSTEMS:

Communications
Software/Data                  Certification            Non-compliant       Incomplete  No          3/31/99          (2)
                               requested and will       systems will be
                               be reviewed for          upgraded or
                               compliance               converted to new
                                                        products

Hardware                      No certification          Perform internal    Complete    Yes                          (3)
                              available                 testing on all
                                                        hardware
-----------------------------------------------------------------------------------------------------------------------------
NONMISSION-CRITICAL
NON-IT SYSTEMS:

Imbedded technology           Certification             Non-compliant       Complete    Yes                          (4)
                              requested and will        systems will be
                              be reviewed for           upgraded or
                              compliance                converted to new
                                                        products

Other items-date stamps,      Review items for          Internal testing    Complete    Yes                          (4)
forms, checks,                date sensitivity          will be performed
calculators, etc.                                       if needed

                                                        Items will be
                                                        replaced as needed
-----------------------------------------------------------------------------------------------------------------------------

(1) Responsible vendor is developing testing plan.
(2) Options are determined on an individual product basis.  A cost/benefit analysis is performed to determine if an upgrade to a new version or a conversion to a new product would be appropriate.
(3) Hardware that is not able to handle the Y2K will be replaced.
(4) Contingency options as to alternate products and suppliers are being compiled.



The Company believes that through completion of its Y2K project plan it will successfully mitigate any Y2K problems associated with its mission-critical IT systems. All mission-critical IT systems are currently either Y2K compliant or will be by the end of the first quarter of 1999. Significant testing has been performed on all software and hardware that is currently Y2K compliant to ensure compliance. Future testing will be performed during the first six months of 1999, as other applications become compliant. The Company expects to be fully compliant relative to its IT systems and non-IT systems at March 31, 1999. Based on estimates from third party vendors and an assessment of the Data Processing Steering Committee, the Company expects to spend approximately $200 to become fully compliant. Costs already expended during 1998 relative to disposition of non-compliant hardware and software were $78 and $9, respectively, and are included in noninterest expense in the Company's Consolidated Statements of Income and Comprehensive Income. Any future costs relative to the Company's Y2K efforts will be expensed as incurred. Management does not expect these costs to have a material effect on the operating results or financial position of the Company.

The effects of the Y2K on the Company depend not only on its efforts to address those issues, but also on the way the issues are addressed by third parties with whom the Company has a significant relationship. These third parties include, but are not limited to, major loan and deposit customers, businesses that provide products and services to the Company and governmental agencies. Management is taking various steps to assess the risks and mitigate the potential problems that may arise in the event a significant third party is not Y2K compliant.

The Company recognizes that a commercial customer's profitability and liquidity positions could be adversely affected if their systems fail to properly handle the date change. This could lead to delinquencies on loans, possible defaults and bankruptcy filings, in extreme cases. The Company reviewed its commercial loan files and enumerated: (i) all commercial customers with loan balances in excess of $125 whose business is somewhat dependent on technology; and (ii) any commercial loan customer whose business is totally dependent on technology. The Company contacted these customers and informed them of the Y2K and the possible effects it could have on their business and inquired about any efforts the customer is taking to mitigate those effects. In addition, a questionnaire regarding the Y2K is incorporated into the commercial loan application process and requires all potential loan customers to attest to their compliance.

The Company also realizes that education is a key element in trying to mitigate potential Y2K problems. During the second quarter of 1998, the Company used several mediums to convey Y2K readiness to its current and prospective individual and business customers. With the ever-growing popularity of the Internet, the Company chose to discuss the Y2K in its home page on the World Wide Web. The Company also conducted a series of breakfast seminars for its customers. The purpose of these seminars was to aid the customers in identifying their potential exposure to any problems associated with the Y2K. Brochures discussing Y2K awareness were included in customers' deposit statements in the fourth quarter of 1998. The brochures were in a question and answer format and addressed the following issues: (i) the effect of the Y2K date change on federal deposit insurance coverage; (ii) steps financial institutions and regulatory agencies are taking to minimize the effect of the Y2K date change; and (iii) steps customers should take to prepare for the Y2K.

Regardless of the Company's efforts, there can be no assurance that significant third parties will be successful in adequately addressing their own Y2K issues. The Company is preparing contingency plans to address the possibility that significant third parties will not be successful. This involves: (i) identifying alternate vendors and sources for products and services; (ii) determining means of internal corrective action; and (iii) allocating a portion of the allowance for loan losses to specifically cover any potential credit losses related to the Y2K. However, no assurance can be made, that these plans will alleviate any risks to the Company. There may also be certain significant third parties, such as utility and telecommunication companies, where alternative arrangements or sources are limited or unavailable. Y2K issues, if not adequately addressed by the Company and third parties, could have a material effect on the Company's business, consolidated results of operations and financial position.

The preceding Y2K discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to: (i) whether or not testing will be accurate; (ii) the estimated costs associated with becoming Y2K compliant; (iii) the date by which the Company expects to be fully compliant; and (iv) the successfulness of any contingency plans. These statements are made using current estimates and assumptions about future events. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. The factors that might lead to material differences include, among others: (i) the ability to accurately identify all mission-critical systems; (ii) accuracy of the testing performed; (iii) whether or not third party certifications are accurate; (iv) whether or not material customers, suppliers, governmental agencies and other significant third parties are successful in their Y2K efforts; (v) the adequacy of contingency plans; and
(vi) the ability to implement contingency plans.

NET INTEREST INCOME:

The major source of operating income for the Company is net interest income. Net interest income is defined as the difference between income, interest and fees, on earning assets and the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while deposits, short-term borrowings and long-term debt comprise interest-bearing liabilities. Net interest margin is the percentage of tax-equivalent net interest income to average earning assets. Variations in volumes and rates of earning assets and interest-bearing liabilities, in response to changes in general market rates, are the main factors affecting net interest income. The composition of earning assets and interest-bearing liabilities and the volume of nonperforming assets also influence the levels of net interest income.

During 1998, the FOMC's interest rate cuts, higher mortgage prepayment levels and the flat yield curve all factored into reduced net interest margins for large and regional banks. For the nation's top 50 banks, average tax-equivalent net interest margins declined 24 basis points from
3.85 percent for 1997 to 3.61 percent for 1998. Similarly, banks in the Mid-Atlantic region also showed lower average margins, to 3.88 percent for 1998 from 4.07 percent for 1997. Conversely, the Company's tax-equivalent net interest margin improved 19 basis points to 4.06 percent for 1998 from
3.87 percent for 1997. Similarly, the Company's tax-equivalent net interest spread improved from 3.16 percent in 1997 to 3.37 percent in 1998.

Maintenance of an adequate net interest margin is a primary concern for management. A low interest rate environment is expected to continue for 1999, which could cause interest margins to tighten even further. Management believes following prudent deposit pricing practices coupled with careful investing, will keep the Company's net interest margin in check. However, no assurance can be given that general market conditions will continue. Changes in general market rates or intensified competition could adversely effect net interest income.

Management analyzes interest income and interest expense by segregating rate and volume components of earning assets and interest-bearing liabilities. The impact changes in the interest rates earned and paid on assets and liabilities, along with changes in the volumes of earning assets and interest-bearing liabilities have on net interest income are summarized as follows. The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                          1998 VS. 1997                 1997 VS. 1996
                                                      ----------------------        ------------------------
                                                       INCREASE (DECREASE)           INCREASE (DECREASE)
                                                         ATTRIBUTABLE TO               ATTRIBUTABLE TO
                                                      ----------------------        ------------------------
                                                       TOTAL                         TOTAL
                                                      CHANGE    RATE  VOLUME        CHANGE     RATE   VOLUME
                                                      ------    ----  ------        ------     ----   ------
Interest income:
Loans:
  Taxable............................................ $  671           $ 671        $1,472     $(66)  $1,538
  Tax-exempt.........................................   (114)   $ 21    (135)          247       (7)     254
Investments:
  Taxable............................................    239     230       9          (616)     288     (904)
  Tax-exempt.........................................    (27)    (66)     39           111      (47)     158
Federal funds sold...................................    265      (3)    268            (9)       4      (13)
                                                      ------    ----   -----        ------     ----   ------
    Total interest income............................  1,034     182     852         1,205      172    1,033
                                                      ------    ----   -----        ------     ----   ------

Interest expense:
Money market accounts................................     19      (5)     24             4       43      (39)
NOW accounts.........................................     64       2      62            66       28       38
Savings accounts.....................................   (245)   (217)    (28)         (117)     (54)     (63)
Time deposits less than $100.........................    439    (146)    585           500       46      454
Time deposits $100 or more...........................   (387)    (79)   (308)          149       70       79
Short-term borrowings................................      3       1       2             5       (1)       6
Long-term debt.......................................     (1)     (1)                  (89)      40     (129)
                                                      ------    ----   -----        ------     ----   ------
    Total interest expense...........................   (108)   (445)    337           518      172      346
                                                      ------    ----   -----        ------     ----   ------
    Net interest income.............................. $1,142    $627   $ 515        $  687     $      $  687
                                                      ======    ====   =====        ======     ====   ======

Tax-equivalent net interest income grew $1,142 or 8.5 percent from $13,378 in 1997 to $14,520 in 1998. Improvements in both the average yields received on earning assets and the average cost paid on interest-bearing liabilities, coupled with growth in average volumes of earning assets over average volumes of interest-bearing liabilities, contributed to the increase. The main factor for the net interest spread improvement was a 17 basis point reduction in the Company's cost of funds from 4.77 percent for 1997 to 4.60 percent for 1998. Reductions in the average rate paid on savings accounts of 34 basis points, time deposits less than $100 of 9 basis points and time deposits $100 or more of 28 basis points factored into this reduction. Specifically, these rate reductions favorably affected net interest income by $217, $146 and $79, respectively. An increase in the average yield on earning assets of 4 basis points also aided the improvement. The predominant cause for the improved yield was a 37 basis point increase in the yield on taxable investments. This change accounted for a favorable rate variance of $230. This was a direct result of management reinvesting funds received from maturing U.S. Treasury securities into short-term U.S. Government agency mortgage-backed securities. The yield on tax-exempt investments declined 17 basis points in response to acquisitions of short-term,lower-yielding obligations of local municipalities. The yield on taxable loans was constant at 8.55 percent, while the tax-equivalent yield on tax-exempt loans improved to 8.30 percent in 1998 from 8.08 percent in 1997.

Net interest income was also impacted by changes in the volumes of earning assets and interest-bearing liabilities. The Company showed increases in average loan and federal funds sold volumes, partially mitigated by greater time deposit volumes. The Company's average loan volumes for 1998 increased $6.0 million or 2.5 percent over 1997. This increase accounted for a $536 positive influence on interest income. An increase in federal funds sold volumes of $4.9 million also contributed to the favorable volume variance. Changes in the composition of time deposits partially offset the effects the greater loan volumes had on net interest income. For 1998, time deposits less than $100 averaged $176.0 million, a $10.5 million or 6.3 percent increase over the $165.5 million for 1997. In contrast, average time deposits $100 or more declined $5.2 million or 17.9 percent from $29.1 million for 1997 to $23.9 million for 1998, as management chose to be less aggressive in pricing these types of deposits.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent.



SUMMARY OF NET INTEREST INCOME

                                                           1998                            1997
                                               ----------------------------    ----------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                               --------  --------  --------    --------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $240,658   $20,587      8.55%   $233,001   $19,916      8.55%
  Tax-exempt..................................    7,267       603      8.30       8,876       717      8.08
Investments:
  Taxable.....................................   61,138     3,645      5.96      60,975     3,406      5.59
  Tax-exempt..................................   38,276     3,089      8.07      37,818     3,116      8.24
Federal funds sold............................   10,164       556      5.47       5,265       291      5.53
                                               --------   -------              --------   -------
    Total earning assets......................  357,503    28,480      7.97%    345,935    27,446      7.93%
Less: allowance for loan losses...............    3,881                           3,919
Other assets..................................   23,797                          17,334
                                               --------                        --------
    Total assets.............................. $377,419                        $359,350
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 17,643       552      3.13%   $ 16,854       533      3.16%
NOW accounts..................................   21,366       467      2.19      18,464       403      2.18
Savings accounts..............................   64,113     1,654      2.58      65,081     1,899      2.92
Time deposits less than $100..................  175,954     9,864      5.61     165,487     9,425      5.70
Time deposits $100 or more....................   23,936     1,409      5.89      29,092     1,796      6.17
Short-term borrowings.........................      185        11      5.95         138         8      5.80
Long-term debt................................       43         3      6.98          45         4      8.89
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  303,240    13,960      4.60%    295,161    14,068      4.77%
Noninterest-bearing deposits..................   32,550                          27,448
Other liabilities.............................    3,213                           3,913
Stockholders' equity..........................   38,416                          32,828
                                               --------                        --------
    Total liabilities and stockholders' equity $377,419                        $359,350
                                               ========   -------              ========   -------
    Net interest/income spread................            $14,520      3.37%              $13,378      3.16%
                                                          =======                         =======
    Net interest margin.......................                         4.06%                           3.87%
Tax-equivalent adjustments:
Loans.........................................            $   206                         $   244
Investments...................................              1,050                           1,060
                                                          -------                         -------
    Total adjustments.........................            $ 1,256                         $ 1,304
                                                          =======                         =======













Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans.  Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $2,829 in 1998, $1,193 in 1997 and $337 in
1996, and an average unrealized holding loss of $1,272 in 1995 and $4,217 in 1994 included in other assets.
Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.


SUMMARY OF NET INTEREST INCOME (CONTINUED)



            1996                                   1995                                   1994
----------------------------           ----------------------------           ----------------------------
          INTEREST  AVERAGE                      INTEREST  AVERAGE                      INTEREST  AVERAGE
 AVERAGE  INCOME/   INTEREST            AVERAGE  INCOME/   INTEREST            AVERAGE  INCOME/   INTEREST
 BALANCE  EXPENSE     RATE              BALANCE  EXPENSE     RATE              BALANCE  EXPENSE     RATE
--------  --------  --------           --------  --------  --------



$213,071   $18,444      8.66%          $195,047   $17,238      8.84%          $185,318   $15,761      8.50%
   5,724       470      8.21              4,649       364      7.83              3,657       272      7.44

  74,233     4,022      5.42            113,675     6,789      5.97            136,386     7,826      5.74
  35,923     3,005      8.37             20,775     1,818      8.75             20,609     1,817      8.82
   5,508       300      5.45             17,070     1,000      5.86                384        26      6.77
--------   -------                     --------   -------                     --------   -------
 334,459    26,241      7.85%           351,216    27,209      7.75%           346,354    25,702      7.42%
   4,014                                  3,816                                  3,540
  16,834                                 11,770                                  7,586
--------                               --------                               --------
$347,279                               $359,170                               $350,400
========                               ========                               ========




$ 18,144       529      2.92%          $ 21,869       758      3.47%          $ 23,955       792      3.31%
  16,661       337      2.02             15,550       305      1.96             15,151       297      1.96
  67,144     2,016      3.00             71,911     2,336      3.25             83,142     2,602      3.13
 157,271     8,925      5.67            155,183     8,923      5.75            139,641     6,905      4.94
  27,755     1,647      5.93             29,336     1,771      6.04             25,995     1,553      5.97
      51         3      5.88              9,935       677      6.81             11,186       545      4.87
   2,122        93      4.38              4,715       224      4.75              5,050       248      4.91
--------   -------                     --------   -------                     --------   -------
 289,148    13,550      4.69%           308,499    14,994      4.86%           304,120    12,942      4.26%
  26,329                                 24,090                                 21,849
   2,968                                    547                                  1,120
  28,834                                 26,034                                 23,311
--------                               --------                               --------
$347,279                               $359,170                               $350,400
========   -------                     ========   -------                     ========   -------
           $12,691      3.16%                     $12,215      2.89%                     $12,760      3.16%
           =======                                =======
                        3.79%                                  3.48%                                  3.68%

           $   160                                $   124                                $    93
             1,022                                    618                                    618
           -------                                -------                                -------
           $ 1,182                                $   742                                $   711
           =======                                =======                                =======


PROVISION FOR LOAN LOSSES:

Financial institutions' actions related to the provision for loan losses were mixed in 1998 as large banks increased their provision while regional and community banks kept their provision at the same levels of a year ago. Large financial institutions, as represented by the nation's top 50 banks, increased their provision for loan losses from $11.2 billion in 1997, to $12.4 billion in 1998, a 10.7 percent increase. This increase was a direct result of higher levels of net loans charged-off, nonperforming loans and riskier commercial loans. The ratio of net charge-offs as a percentage of average loans rose from 0.54 percent in 1997 to 0.66 percent in 1998. The increase was primarily attributable to write-offs on loans to emerging countries and hedge funds caused by the global economic crisis. Also causing the increase was a rise in the amount of nonperforming loans from $10.3 billion to $11.6 billion at December 31, 1997 and 1998, respectively. Finally, an increase in the amount of commercial loans as a percentage of the total loan portfolio caused financial institutions to allocate a greater amount of earnings towards a provision. The provision for loan losses for regional and community banks were unchanged at approximately $290.0 million for 1998 and 1997. Net charge-offs as a percentage of average loans continued lower at 0.25 percent in 1998. Nonperforming assets declined from $1.3 billion at year-end 1997 to $1.0 billion at year-end 1998. As a percentage of loans, nonperforming assets declined from 1.12 percent to 0.78 percent at December 31, 1997 and 1998, respectively. The recent reductions in net interest margins may cause banks to seek higher concentrations of riskier commercial loans thus potentially causing a corresponding increase in the level of provisions in 1999.

The Company makes provisions for loan losses based on evaluations of its allowance for loan losses account. Factors such as previous loan experience, overall loan portfolio characteristics, prevailing economic conditions and other relevant factors are taken into consideration when determining the provision. Based on its most current valuation, management believes that the allowance is adequate to absorb any known and inherent losses in the portfolio.

The Company's provision for loan losses increased from $360 in 1997 to $855 in 1998. As aforementioned, the majority of the increase occurred in the final quarter of 1998 as management replenished the loan loss reserve for loans charged-off in response to changes in regulatory classifications of certain loans. Management knows of no other credits, based on results of the latest regulatory examination received on January 25, 1999, that should have been charged-off in 1998. Moreover, the Company had no credit losses that should have been recognized in the December 31, 1998, financial statements in accordance with SFAS No. 5,"Accounting for Contingencies." SFAS No. 5 is the primary guidance on the accounting and reporting of loss contingencies, including credit losses. This Statement requires that an estimated loss from a loss contingency should be accrued by a charge to income if both of the following conditions are met: (i) information available prior to issuance of the financial statements indicate that it is probable that an asset has been impaired and one or more future events will occur confirming the loss at the date of the financial statements; and (ii) the amount of the loss can be reasonably estimated. Management believes that maintaining a standard monthly charge to operations in the form of a provision is warranted given the recent levels of charge-offs and a greater concentration of commercial loans. Accordingly, management will continue to make additions to the allowance for loan loss account in 1999.

NONINTEREST INCOME:

During 1998, noninterest income increased 17.3 percent for large banks and
29.7 percent for regional and community banks as compared to last year. The improvement was a result of financial institutions implementing charges on existing products and services along with introduction of new product lines given the recent reductions in net interest margins. In addition, the reduction in interest rates fueled activity in mortgage lending during 1998 causing a corresponding rise in mortgage banking fees. Fee revenue growth is expected to rise as financial institutions continue to experience earning pressure.

The Company reported noninterest income of $2,673 in 1998, an $897 increase over the $1,776 reported for 1997. Service charges, fees and commissions remained at $1.5 million for 1998 and 1997. Management expects fee revenue to become a more prominent portion of noninterest income in 1999, as a result of expansions in delivery systems, products and services. As aforementioned, the Company began originating one-to-four family residential mortgage loans for sale on the secondary market during 1998. Gains on the sale of such loans totaled $43. Included in noninterest income were net gains on the sale of investment securities of $1.1 million. Management chose to sell certain equity securities of local financial institutions in 1998 as a result of the investments being overvalued relative to comparable stocks and an overall weakness in bank stocks. The recognition of Y2K remediation costs and nonperforming asset related charges primarily offset the impact of the securities gains on 1998 net income. As part of its Y2K preparedness, the Company evaluated all systems and equipment during the fourth quarter of 1998 recognizing charges for noncompliant equipment dispositions. Nonperforming asset related charges include losses on foreclosed property devaluations, interest income adjustments from placing certain loans on nonaccrual status and replenishment costs for loans charged-off. For 1997, noninterest income included a recovery of $250 from a litigation settlement paid by a securities broker to the Company's wholly-owned subsidiary, Community Bank. The settlement was awarded with respect to Community Bank's business relationship with this broker prior to 1995.

NONINTEREST EXPENSE:

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes, and benefits to the Company's employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance including FDIC assessment, other taxes and supplies. Several of theses costs and expenses are variable while the remainder are fixed. In its efforts to control the variable portion of these expenses, management employs budgets and other related strategies.

For 1998, the banking industry overall experienced higher levels of noninterest expense. On the national and regional levels, significant technological investments, costs associated with product line enhancements and one-time charges related to Y2K compliance all contributed to increases in noninterest expense and weaker efficiency ratios. The efficiency ratio, a means of measuring a company's operating efficiency, is defined as a company's noninterest expense excluding other real estate expense, as a percentage of net interest income and noninterest income less any nonrecurring gains or losses. For 1998, the efficiency ratios for the nation's top 50 banks and Mid-Atlantic region banks were 60.6 percent and
55.4 percent, respectively. These were weaker in comparison to the ratios of 59.7 percent and 54.2 percent, respectively, for 1997.

For 1998, the Company's noninterest expense increased $1,408 or 17.7 percent to $9,364 from $7,956 for 1997. Similar to its peers, the Company showed a weaker efficiency ratio of 61.7 percent in 1998 as compared to
58.7 percent in 1997. Another ratio used to measure efficiency is the overhead ratio, noninterest expense as a percentage of total average assets. The Company's overhead ratio was 2.5 percent for 1998. This ratio was higher than the ratio of 2.2 percent recorded for 1997, however, it was still better in comparison to the peer group's ratio of 2.6 percent for 1998.

The major components of noninterest expense for the past five years are summarized as follows:


NONINTEREST EXPENSE

YEAR ENDED DECEMBER 31                                               1998     1997     1996     1995     1994
-------------------------------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes........................................ $3,767   $3,420   $3,251   $3,429   $3,022
Employee benefits.................................................    678      678      557      599      760
                                                                   ------   ------   ------   ------   ------
  Salaries and employee benefits expense..........................  4,445    4,098    3,808    4,028    3,782
                                                                   ------   ------   ------   ------   ------

Net occupancy and equipment expense:
Net occupancy expense.............................................    532      579      602      684      784
Equipment expense.................................................    761      620      611      538      465
                                                                   ------   ------   ------   ------   ------
  Net occupancy and equipment expense.............................  1,293    1,199    1,213    1,222    1,249
                                                                   ------   ------   ------   ------   ------

Other expenses:
Marketing expense.................................................    401      269      242      281      201
Other taxes.......................................................    273      255      218      200      191
Stationery and supplies...........................................    437      375      226      250      262
Contractual services..............................................  1,006      864      871      879      727
Insurance, including FDIC assessment..............................     93       74       84      480      717
Other.............................................................  1,416      822      721      854      820
                                                                   ------   ------   ------   ------   ------
Other expenses....................................................  3,626    2,659    2,362    2,944    2,918
                                                                   ------   ------   ------   ------   ------
    Total noninterest expense..................................... $9,364   $7,956   $7,383   $8,194   $7,949
                                                                   ======   ======   ======   ======   ======


Americans' compensation costs, wages and benefits, increased for a fifth consecutive year. The Employment Cost Index, the best measure of changes in wages and benefits according to the U.S. Department of Labor, rose 3.4 percent for 1998. Compensation costs are expected to continue to increase through 1999, due to tight labor markets, caused by consistently low unemployment rates, and increased health-care costs.

Salaries and employee benefits expense constitute nearly half of the Company's noninterest expense. For the year-ended December 31, 1998, these expenses totaled $4,445 or 47.5 percent of noninterest expense. This was an increase of $347 or 8.5 percent as compared to a year ago. Employee additions related to the acquisition of the Eynon and Factoryville branches caused 65.0 percent of the total increase. The remainder of the increase was related to merit increases for employees based on their annual performance evaluations. In spite of rising compensation costs, the Company has effectively managed its salary and benefit costs. The Company's compensation costs per full-time equivalent for 1998 and 1997 were $28 and $25, respectively. These costs were well below the peer group's compensation costs per full-time equivalent of $32 for 1998 and $31 for 1997.

On January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The
Statement: (i) revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of pensions or other postretirement benefit plans; (ii) standardizes the disclosure requirements for benefits of such plans to the extent practicable; (iii) requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis; (iv) eliminates certain disclosures that are no longer useful as they were when Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlement and Curtailment of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. Most of the changes in the disclosure provisions of SFAS No. 132 address defined benefit plans. The adoption of this Statement did not change the Company's disclosures nor did it have any effect on operating results or financial position.

Net occupancy and equipment expense totaled $1,293 in 1998, an increase of $94 or 7.8 percent over the $1,199 reported for 1997. The increase was due entirely to additional rental and depreciation expenses associated with the Eynon and Factoryville offices.

As aforementioned, on January 2, 1998, the Company acquired land in Clarks Summit, Pennsylvania, for $1.2 million to construct an administrative center and branch facility. This project, having an estimated aggregate cost of $4.0 million, should be completed during the first quarter of 1999. During 1998, the Company also acquired land in Dickson City, Pennsylvania, for $625 to construct a branch facility. The estimated aggregate cost for this project is $1.4 million and should be completed during the second quarter of 1999. Both projects will be funded through normal operations with approximately $2.8 million of costs remaining to be incurred at December 31, 1998.

For the year-ended December 31, 1998, other expenses increased $967 to $3,626 from the $2,659 recorded for the comparable period last year. The primary factors contributing to this increase were additional expenses associated with the operation of the two new branches, write-downs of properties included in other real estate and dispositions of equipment determined to be Y2K non-compliant. The Company incurred additional amortization expense of $252 from the core deposit intangible acquired in
the aforementioned branch acquisitions.   In addition to the amortization,
the Company also experienced higher levels of marketing, supply and general operating costs associated with a full year of operation of these new branches.

Also included in other expenses in 1998 were nonrecurring charges of $198 related to write-downs of other real estate properties and the disposition of Y2K non-compliant equipment. It is the Company's policy to write-down other real estate properties to the lower of the related loan balance or
80.0 percent of the fair market value based upon independent appraisals. During 1998, the Company had the properties in other real estate re-appraised. These reappraisals indicated a reduction in the fair market value of these properties. As a result, the Company wrote-down other real estate by $111 in 1998. As part of its Y2K readiness, the Company evaluated and tested all computer hardware and software to determine Y2K compliance. Based on this evaluation, non-compliant assets having a net book value of $87 were disposed.

The Company expects increases in noninterest expenses for 1999. Additional salary and benefit costs, depreciation and other expenses will be incurred relative to the opening of the Clarks Summit and Dickson City locations. The Company also expects additional costs associated with its continuing Y2K remediation efforts.

On October 20, 1998, the FDIC decided to retain the existing Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") assessment schedules of 0 to 27 basis points per year for the first semiannual assessment period of 1999. According to FDIC statistics: (i) 95.1 percent of all BIF-member institutions and 91.9 percent of SAIF-member institutions are estimated to be listed in the lowest risk category, thus paying no premiums; (ii) only 0.1 percent of both BIF- and SAIF-member institutions are estimated to be in the highest risk category, paying a premium of 27 cents per 100 dollars in deposits; (iii) the average annual assessment rate is projected to be 0.08 cents per 100 dollars and 0.25 cents per 100 dollars for BIF-member and SAIF-member institutions, respectively; (iv) the FDIC-approved rate schedules are expected to maintain the reserve ratios for both the BIF and SAIF above the Congressional mandated 1.25 percent through June 30, 1999; (v) at June 30, 1998, the BIF reserve ratio was
1.40 percent and the SAIF reserve ratio was 1.38 percent; and (vi) there will continue to be a separate levy assessed on all FDIC-insured institutions to bear the cost of bonds sold by the Finance Corporation ("FICO") between 1987 and 1989 in support of the former Federal Savings and Loan Insurance Corporation. The 1996 law required the FICO rate on BIF-assessable deposits to be one-fifth the rate for SAIF-assessable deposits until January 1, 2000.

The Company was in the 95.1 percent classified in the Well Capitalized Supervisory Risk Subgroup at December 31, 1998. Accordingly, the Company will be exempt from paying a BIF assessment for the first half of 1999.

However, the Company, along with all banks, continues to be assessed quarterly for their assistance in interest payments on FICO bonds used to capitalize the SAIF. The Company's assessment was $40 for the years-ended December 31, 1998 and 1997.

INCOME TAXES:

The Company reported tax expense of $1,218 in 1998 compared to $1,134 in 1997. The effective tax rate increased from 20.5 percent in 1997 to 21.3 percent in 1998. Higher level of earnings along with lower amounts of tax-exempt income were primarily responsible for the increase in the effective tax rate. Tax-exempt interest income as a percentage of total interest income declined from 9.7 percent in 1997 to 8.9 percent in 1998. Despite this reduction, the Company continues to experience an advantageous tax position as compared to the peer group. The peer group's effective tax rate was 25.5 percent in 1997 and 26.0 percent in 1998. Management expects a slight increase in the Company's tax burden in 1999 based on higher taxable earnings offset partially by income on tax-exempt investments and loans and by utilizing investment tax credits available through its investment in a residential housing program for elderly and low-to moderate-income families. The aggregate amount of tax credits available from this project that will be recognized over ten years ending 2003 is $895.

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





COMM BANCORP, INC.
INDEPENDENT AUDITORS' REPORT

Board of Directors
 and Stockholders
Comm Bancorp, Inc.
Forest City, Pennsylvania


We have audited the accompanying consolidated balance sheets of Comm Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comm Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



January 30, 1999


/s/ Kronick Kalada Berdy & Co.
--------------------------------
KRONICK KALADA BERDY & CO., P.C.
Kingston, Pennsylvania






COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          --------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31                                                            1998       1997       1996
------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable...................................................................   $20,587    $19,916    $18,444
  Tax-exempt................................................................       397        473        310
Interest and dividends on investment securities available-for-sale:
  Taxable...................................................................     3,493      3,274      3,914
  Tax-exempt................................................................     2,039      2,056      1,983
  Dividends.................................................................       152        132        108
Interest on federal funds sold..............................................       556        291        300
                                                                               -------    -------    -------
    Total interest income...................................................    27,224     26,142     25,059
                                                                               -------    -------    -------

INTEREST EXPENSE:
Interest on deposits........................................................    13,946     14,056     13,454
Interest on short-term borrowings...........................................        11          8          3
Interest on long-term debt..................................................         3          4         93
                                                                               -------    -------    -------
    Total interest expense..................................................    13,960     14,068     13,550
                                                                               -------    -------    -------
    Net interest income.....................................................    13,264     12,074     11,509
Provision for loan losses...................................................       855        360        300
                                                                               -------    -------    -------
    Net interest income after provision for loan losses.....................    12,409     11,714     11,209
                                                                               -------    -------    -------

NONINTEREST INCOME:
Service charges, fees and commissions.......................................     1,502      1,526      1,445
Litigation recovery.........................................................                  250
Net gains on sale of loans..................................................        43
Net gains (losses) on sale of investment securities.........................     1,128                   (58)
                                                                               -------    -------    -------
    Total noninterest income................................................     2,673      1,776      1,387
                                                                               -------    -------    -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense......................................     4,445      4,098      3,808
Net occupancy and equipment expense.........................................     1,293      1,199      1,213
Other expenses..............................................................     3,626      2,659      2,362
                                                                               -------    -------    -------
    Total noninterest expense...............................................     9,364      7,956      7,383
                                                                               -------    -------    -------
Income before income taxes..................................................     5,718      5,534      5,213
Provision for income tax expense............................................     1,218      1,134      1,013
                                                                               -------    -------    -------
    Net income..............................................................     4,500      4,400      4,200
                                                                               -------    -------    -------

OTHER COMPREHENSIVE INCOME:
Unrealized gains (losses) on investment securities available-for-sale.......       816      1,570       (385)
Reclassification adjustment for (gains) losses included in net income.......    (1,128)                   58
Income tax expense (benefit) related to other comprehensive income..........      (106)       534       (111)
                                                                               -------    -------    -------
    Other comprehensive income (loss), net of income taxes..................      (206)     1,036       (216)
                                                                               -------    -------    -------
    Comprehensive income....................................................   $ 4,294    $ 5,436    $ 3,984
                                                                               =======    =======    =======

PER SHARE DATA:
Net income..................................................................   $  2.04    $  2.00    $  1.91
Cash dividends declared.....................................................   $  0.37    $  0.30    $  0.28
Average common shares outstanding........................................... 2,205,545  2,200,960  2,200,080












See notes to consolidated financial statements.



COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                           ----------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31                                                                                  1998        1997
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks................................................................. $ 11,464    $  9,040
Federal funds sold......................................................................    7,700       8,225
Investment securities available-for-sale................................................  109,626     105,666
Loans held for sale, net................................................................      503
Loans, net of unearned income...........................................................  248,140     250,227
  Less: allowance for loan losses.......................................................    4,050       3,798
                                                                                         --------    --------
Net loans...............................................................................  244,090     246,429
Premises and equipment, net.............................................................    7,016       3,772
Accrued interest receivable.............................................................    2,297       2,575
Other assets............................................................................    5,555       6,104
                                                                                         --------    --------
    Total assets........................................................................ $388,251    $381,811
                                                                                         ========    ========

LIABILITIES:
Deposits:
  Noninterest-bearing................................................................... $ 36,024    $ 30,703
  Interest-bearing......................................................................  308,229     301,678
                                                                                         --------    --------
    Total deposits......................................................................  344,253     332,381
Short-term borrowings...................................................................                9,575
Long-term debt..........................................................................       41          44
Accrued interest payable................................................................    1,740       1,714
Other liabilities.......................................................................    2,483       1,995
                                                                                         --------    --------
    Total liabilities...................................................................  348,517     345,709
                                                                                         --------    --------


STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 1998, 2,207,022 shares; 1997, 2,202,405 shares.........................................      729         727
Capital surplus.........................................................................    6,537       6,385
Retained earnings.......................................................................   31,074      27,390
Accumulated other comprehensive income..................................................    1,394       1,600
                                                                                         --------    --------
    Total stockholders' equity..........................................................   39,734      36,102
                                                                                         --------    --------
    Total liabilities and stockholders' equity.......................................... $388,251    $381,811
                                                                                         ========    ========






















See notes to consolidated financial statements.



COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          -----------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   ACCUMULATED
                                                                                         OTHER         TOTAL
                                                     COMMON  CAPITAL  RETAINED   COMPREHENSIVE  STOCKHOLDERS'
FOR THE THREE YEARS ENDED DECEMBER 31, 1998           STOCK  SURPLUS  EARNINGS          INCOME        EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995............................ $733   $6,310   $20,072          $  780       $27,895
Net income............................................                   4,200                         4,200
Dividends declared: $0.28 per share...................                    (623)                         (623)
Net changes in unrealized gain on securities..........                                    (216)         (216)
Three-for-one stock split.............................   (7)       7
                                                       ----   ------   -------          ------       -------
BALANCE, DECEMBER 31, 1996............................  726    6,317    23,649             564        31,256
Net income............................................                   4,400                         4,400
Dividends declared: $0.30 per share...................                    (659)                         (659)
Dividend reinvestment plan: 2,325 shares issued.......    1       68                                      69
Net changes in unrealized gain on securities..........                                   1,036         1,036
                                                       ----   ------   -------          ------       -------
BALANCE, DECEMBER 31, 1997............................  727    6,385    27,390           1,600        36,102
Net income............................................                   4,500                         4,500
Dividends declared: $0.37 per share...................                    (816)                         (816)
Dividend reinvestment plan: 4,617 shares issued.......    2      152                                     154
Net changes in unrealized gain on securities..........                                    (206)         (206)
                                                       ----   ------   -------          ------       -------
BALANCE, DECEMBER 31, 1998............................ $729   $6,537   $31,074          $1,394       $39,734
                                                       ====   ======   =======          ======       =======




































See notes to consolidated financial statements.



COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31                                                              1998      1997      1996
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................... $  4,500  $  4,400  $  4,200
Adjustments:
  Provision for loan losses....................................................      855       360       300
  Depreciation, amortization and accretion.....................................    1,317       947     1,037
  Amortization of loan fees....................................................     (186)     (195)     (215)
  Deferred income tax expense (benefit)........................................      (95)       41       (66)
  Losses (gains) on sale of investment securities available-for-sale...........   (1,128)                 58
  Losses (gains) on other real estate..........................................      139       (49)      (35)
  Losses on disposition of equipment...........................................       87
  Changes in:
    Loans held for sale, net...................................................     (503)
    Accrued interest receivable................................................      278        96       201
    Other assets...............................................................       (9)      (81)       61
    Accrued interest payable...................................................       26      (146)       (3)
    Other liabilities..........................................................      571       170       203
                                                                                --------  --------  --------
      Net cash provided by operating activities................................    5,852     5,543     5,741
                                                                                --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investment securities.................    1,659               1,472
Proceeds from repayments of available-for-sale investment securities...........   45,175    31,150    24,860
Purchases of available-for-sale investment securities..........................  (50,198)  (33,392)  (20,237)
Proceeds from sale of loans....................................................              3,439
Proceeds from sale of other real estate........................................      275       400       279
Net decreases (increases) in lending activities................................    1,421   (17,974)  (22,235)
Purchases of premises and equipment............................................   (3,940)   (1,057)     (518)
Proceeds from acquisition of branches, net.....................................             16,268
                                                                                --------  --------  --------
      Net cash used in investing activities....................................   (5,608)   (1,166)  (16,379)
                                                                                --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts..................    3,901       (56)   (1,842)
  Time deposits................................................................    7,971    (7,093)    5,199
  Short-term borrowings........................................................   (9,575)    9,575
Payments on long-term debt.....................................................       (3)       (2)   (3,002)
Proceeds from the issuance of common shares....................................      154        69
Cash dividends paid............................................................     (793)     (637)     (675)
                                                                                --------  --------  --------
      Net cash provided by (used in) financing activities......................    1,655     1,856      (320)
                                                                                --------  --------  --------
      Net increase (decrease) in cash and cash equivalents.....................    1,899     6,233   (10,958)
                                                                                --------  --------  --------
      Cash and cash equivalents at beginning of year...........................   17,265    11,032    21,990
                                                                                --------  --------  --------
      Cash and cash equivalents at end of year................................. $ 19,164  $ 17,265  $ 11,032
                                                                                ========  ========  ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest..................................................................... $ 13,934  $ 14,112  $ 13,553
  Income taxes.................................................................    1,066     1,022     1,315
Noncash items:
  Transfers of:
    Loans to other real estate.................................................      249       336       223
    Unrealized losses (gains) on available-for-sale securities................. $    206  $ (1,036) $    216
  Fair value of assets acquired and liabilities assumed:
    Loans, premises and equipment..............................................           $    730
    Core deposit intangible....................................................              2,178
    Cash received..............................................................             16,268
    Accrued interest payable...................................................               (102)
                                                                                          --------
    Deposit liabilities assumed................................................           $ 19,074
                                                                                          ========


See notes to consolidated financial statements.







1. SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES:

NATURE OF OPERATIONS:

Comm Bancorp, Inc., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of banking services, including trust services, through its one wholly-owned subsidiary, Community Bank and Trust Company ("Community Bank"). Community Bank services its individual and commercial customers through twelve full-service branches located within four counties of Pennsylvania. Susquehanna and Wyoming counties account for the predominant portion of Comm Bancorp, Inc.'s business activities, with Lackawanna and Wayne counties contributing to a lesser degree.

Community Bank's primary product is loans to finance one-to-four family residential properties. Other products include loans to small- and medium-sized businesses and individuals. Community Bank primarily funds its loans by offering certificates of deposit to commercial enterprises and individuals. Other product offerings include various demand and savings accounts.

Community Bank faces competition primarily from other commercial banks, thrift institutions and credit unions within the Northeastern Pennsylvania market, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual fund and security brokers. Consumer, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

Comm Bancorp, Inc. and Community Bank (collectively, the "Company") are subject to regulations of certain federal and state regulatory agencies and undergo periodic examinations.

SEGMENT DISCLOSURE:

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. A public business enterprise must report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES (CONTINUED):

financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

SFAS No. 131 states that two or more operating segments may be aggregated into a single segment if the segments have similar: (i) economic characteristics; (ii) products and services; (iii) operating processes;
(iv) customer base; (v) delivery systems; and (vi) regulatory environment. The Company's twelve branch banking offices, all similar with respect to these characteristics, have exhibited similar long-term financial performance. Therefore, they were aggregated into a single operating segment. The Company did not have any other reportable operating segments during the three years ended December 31, 1998.

BASIS OF PRESENTATION:

The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP"), Regulation S-X, Item 302 of Regulation S-K and reporting practices applied in the banking industry. All significant intercompany balances and transactions have been eliminated in the consolidation. The Company also presents herein condensed parent company only financial information regarding Comm Bancorp, Inc. ("Parent Company").

Prior period amounts are reclassified when necessary to conform with the current year's presentation.

USE OF ESTIMATES:

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates that are particularly susceptible to material change in the next year relate to the allowance for loan losses, fair value of financial instruments, real estate acquired through foreclosure and intangible assets. Actual results could differ from those estimates.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES (CONTINUED):

Management maintains the allowance for loan losses at a level it believes adequate to absorb estimated potential credit losses. While historical loss experience provides a reasonable starting point for assessing the adequacy of the allowance account, management also considers a number of relevant factors that may cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. These factors include: (i) changes in lending policies and procedures; (ii) economic conditions; (iii) nature and volume of the portfolio; (iv) loan review system; (v) volumes of past due and impaired loans; (vi) concentrations; (vii) borrowers' financial status; (viii) collateral value; and (ix) other factors deemed relevant by management. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. The Company employs the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loans and Lease Losses as the primary analytical tool in assessing the adequacy of the allowance account.

Additionally, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and foreclosed real estate. These agencies may require the Company to recognize additions to the allowance based on information available to them at the time of their examination. Management is unaware of any such requirements based on the results of the Company's latest regulatory examination at September 30, 1998.

Real estate acquired in connection with foreclosures or in satisfaction of loans is written-down to the lower of the related loan balance or 80.0 percent of fair market value based upon estimates derived through independent appraisals. However, proceeds realized from sales may ultimately be higher or lower than those estimates.

Intangible assets include goodwill that resulted from the 1993 acquisition of The First National Bank of Nicholson and a core deposit intangible that resulted from the assumption of the deposit liabilities of two branches of First Union National Bank ("First Union") in 1997. However, if the future benefits are not derived, estimated amortization may increase and/or a charge for impairment may be recognized.

INVESTMENT SECURITIES:

Investment securities are classified and accounted for as either held-to-maturity, available-for-sale or trading based on management's intent at the time of acquisition. Management is required to reassess the

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES (CONTINUED):

appropriateness of the classifications at each reporting date. The Company does not buy or hold securities principally for the purpose of selling them in the near term in order to generate profits from market appreciation. Accordingly, there were no investment securities classified as trading at December 31, 1998 and 1997.

The Company classifies debt securities as held-to-maturity when management has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. The Company did not have any investment securities classified as held-to-maturity at December 31, 1998 and 1997.

Investment securities are designated as available-for-sale when they are to be held for indefinite periods of time for the purpose of implementing management's asset/liability strategies. The Company may also sell these securities in response to changes in interest rates, prepayment risk, liquidity requirements or other circumstances identified by management. Available-for-sale securities are carried at estimated fair value with unrealized gains and losses and their related income tax effect included in other comprehensive income and reported as a separate component of stockholders' equity, net of income tax. Restricted investment securities of the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh") and Federal Reserve Bank of Philadelphia ("FRB") are carried at cost. Estimated fair values for investment securities are based on quoted market prices from a national electronic pricing service. All of the Company's investments trade actively in a liquid market.

Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums are amortized and discounts are accreted over the contractual lives of investment securities using the interest method, except for mortgage-backed securities, where amortization and accretion are based on principal repayments.

Management periodically evaluates each investment security to determine if a decline in fair value below its amortized cost is other than temporary. If a decline is judged to be other than temporary, the individual security is written-down to fair value with the amount of the write-down included in earnings.

Transfers of securities between categories are recorded at fair value at the date of the transfer. The accounting for the resulting unrealized gains

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES (CONTINUED):

or losses is determined by the category into which the security is transferred.

On June 16, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) a hedge of foreign currency exposures. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The anticipated adoption of SFAS No. 133 on January 1, 2000, is not expected to have a material effect on operating results or financial position as the Company has no instruments that qualify as derivatives or hedges nor does it expect to be affected by the provisions for potential reclassification of investment securities.

On October 9, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that after securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests as held-to-maturity, available-for-sale or trading, based on its ability and intent to sell or hold those investments, in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement also requires a mortgage banking enterprise to classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 on January 1, 1999, is not expected to have a material effect on the Company's operating results or financial position as it has no retained mortgage-backed securities or other interests from the securitization of mortgage loans held for sale.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES (CONTINUED):

LOANS HELD FOR SALE, NET:

Loans held for sale consist of one-to-four family residential mortgages originated and intended for sale in the secondary market. The loans are carried in aggregate at the lower of cost or estimated market value, based upon current delivery prices in the secondary mortgage market. Net unrealized losses are recognized through a valuation allowance by corresponding charges to income. Gains or losses on the sale of these loans are recognized in noninterest income at the time of sale using the specific identification method. Loan origination fees, net of certain direct loan origination costs, are included in net gains or losses upon the sale of the related mortgage loan. All loans are sold without recourse.

LOANS:

Loans are stated at outstanding principal balances, net of unearned interest and net deferred loan fees. Interest income is accrued on the principal amount outstanding. Unearned interest on installment loans is recognized over the respective loan terms using the effective interest method. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized over the contractual life of the related loan as an adjustment to yield. Other credit related fees, such as commercial letters of credit fees and fees on unused, available lines of credit are recorded as service charges, fees and commissions in noninterest income when earned.

NONPERFORMING ASSETS:

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. When the value of an impaired loan is less than the recorded investment in the loan, the impairment is recognized by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses.

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include accruing loans past due 90 days or more and impaired loans. Impaired loans consist of nonaccrual and restructured

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES (CONTINUED):

loans. A loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been placed on nonaccrual status are credited to income when received unless the collectibility of principal is in doubt, causing all collections to be applied as principal reductions.

A nonaccrual loan is returned to performing status when the loan is current as to principal and interest and has performed according to the contractual terms for a minimum of six months. Restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower's financial condition. Interest income on restructured loans is recognized when earned, using the interest method. The Company had the same one restructured loan during 1998 and 1997.

Foreclosed assets are comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures. The Company includes such properties in other assets. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Foreclosed assets are recorded at the lower of the related loan balance or
80.0 percent of its appraised fair value at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. Subsequent declines in the recorded value of the property prior to its disposal and costs to maintain the assets are included in other expenses. In addition, any gain or loss realized upon disposal is included in other income or expense. The historical average holding period for such properties is less than twelve months.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses account is established through charges to earnings as a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account and subsequent recoveries, if any, are credited to the account.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under home equity and credit card arrangements and commercial letters of credit. These financial instruments are recorded in the financial statements when they are exercised.

PREMISES AND EQUIPMENT, NET:

Land is stated at cost. Premises, equipment and leasehold improvements are stated at cost less accumulated depreciation. The cost of routine maintenance and repairs is expensed as incurred. The costs of major replacements, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is reflected in noninterest income or noninterest expense. Depreciation is computed principally using the straight-line method based on the following useful lives:

Premises....................................................... 15-45 years
Equipment......................................................  5-10 years
Leasehold improvements.........................................    15 years

MORTGAGE SERVICING RIGHTS:

The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," on January 1, 1997. This Statement superseded SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was effective January 1, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 125 also provides implementation guidance for: (i) assessing isolation of transferred assets

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

and for accounting for transfers of partial interests; (ii) servicing of financial assets; (iii) securitizations; (iv) transfers of sales-type and direct financing lease receivables; (v) securities lending transactions;
(vi) repurchase agreements; (vii) dollar-roll transactions; (viii) wash sales; (ix) loan syndications and participations; (x) risk participations in banker's acceptances; (xi) factoring arrangements; (xii) transfers of receivables with recourse; and (xiii) extinguishment of liabilities. The accounting and reporting standards in SFAS No. 125 are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an enterprise recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, except as amended in SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." Specifically, the provisions identified as being deferred under SFAS No. 127 include secured borrowings, collateralizations and transfers of financial assets that are part of repurchase agreements, dollar-rolls, securities lending and similar transactions. The Company adopted SFAS No. 127 on January 1, 1998. During 1998, the Company had no transfers of financial assets nor extinguishment of liabilities that fell under the scope of SFAS No. 127, therefore, the adoption of the Statement had no material effect on operating results or financial position.

In accordance with SFAS No. 125, a servicing right is determined by allocating the total costs incurred between the loan sold and the servicing right, based on their relative fair values at the date of the sale. The servicing right is amortized in proportion to, and over the period of, estimated net servicing income. In addition, a servicing right is assessed for impairment at each reporting date based on the fair value of the right.

To determine the fair value of the servicing right, the Company estimates the present value of future cash flows incorporating assumptions such as cost of servicing, discount rates, prepayment speeds and default rates.
For purposes of measuring impairment, the rights are stratified by loan type, term and interest rate. The amount of impairment recognized, through a valuation allowance, is the amount by which the mortgage servicing rights for a stratum exceed their fair value.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Mortgage servicing rights are included in other assets. Amortization of the rights is included in noninterest income as a charge against mortgage servicing fees.

At December 31, 1998, the cost of the mortgage servicing rights approximated their fair value. The Company did not originate for sale or service mortgage loans during 1997, therefore, there were no servicing rights at December 31, 1997.

LONG-LIVED AND INTANGIBLE ASSETS:

Goodwill, the excess cost over the net assets acquired in a business combination accounted for as a purchase, is included in other assets and amortized on a straight-line basis over 15 years. The core deposit intangible that resulted from the purchase of the Eynon and Factoryville branches is included in other assets and amortized on a straight-line basis over eight years. Management, on a periodic basis, reviews goodwill and the core deposit intangible and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of these assets. Impairment, if any, is measured on a discounted cash flow basis.
As of December 31, 1998 and 1997, there were no events or changes in circumstances that would lead management to believe that the carrying amounts of these assets may not be recoverable.

EMPLOYEE BENEFIT PLANS:

On January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The
Statement: (i) revised employers' disclosures about pension and other postretirement benefit plans. It did not change the measurement or recognition of pensions or other postretirement benefit plans; (ii) standardized the disclosure requirements for benefits of such plans to the extent practicable; (iii) required additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis; (iv) eliminated certain disclosures that are no longer useful as they were when Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlement and Curtailment of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. Most of the changes in the disclosure provisions of SFAS No. 132 address defined benefit plans. The adoption of this Statement did not change the Company's disclosures nor did it have any effect on operating results or financial position.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The Company has a defined contribution plan covering all employees who have completed 1,000 hours of service, attained 21 years of age and have been employed by the Company for at least one year. Contributions to the plan are determined by the Board of Directors and are based on a prescribed percentage of annual net income allocated to each participant based on their pro rata share of annual compensation. Pension costs are accrued monthly to salaries and benefits expense with the plan being funded annually.

In addition, the Company had a deferred compensation plan for certain senior management employees that it discontinued during the third quarter of 1996. Costs for the plan were accrued monthly in salaries and benefits expense. The Company had no recognition of gain or loss from the discontinuance of the plan.

TRUST ASSETS:

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets since they are not the Company's assets. Trust income is recorded on a cash basis, which is not materially different than if reported on an accrual basis. Trust services revenue did not meet any of the quantitative thresholds for required segment disclosure under SFAS No. 131.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial. Accordingly, such assets and liabilities are excluded from disclosure
requirements.   For example, no benefit is recorded for the value of low-
cost funding subsequently discussed. In addition, Community Bank's trust department contributes fee income annually. Trust assets and liabilities are not considered financial instruments for this disclosure, and their values have not been incorporated into the fair value estimates. Other significant items that are not considered financial instruments include deferred tax assets, premises and equipment, foreclosed assets and intangibles. Accordingly, the net aggregate fair value amounts presented do not represent the underlying value of the Company.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Approximately 96.8 percent and 97.4 percent of the Company's assets and
99.3 percent and 99.4 percent of its liabilities were considered financial instruments at December 31, 1998 and 1997, respectively. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. In many cases, these values cannot be realized in immediate settlement of the instrument.

The following methods and assumptions were used by the Company to construct the summary table in Note 11 containing the fair values and related carrying amounts of financial instruments:

CASH AND CASH EQUIVALENTS: The carrying values of cash and cash equivalents as reported on the balance sheet approximate fair value.

INVESTMENT SECURITIES: The fair value of investment securities is based on quoted market prices. The carrying values of restricted equity securities approximate fair value.

LOANS HELD FOR SALE, NET: The fair value of loans held for sale, net are based on quoted market prices.

NET LOANS: For adjustable-rate loans that reprice frequently and with no significant credit risk, fair values are based on carrying values. The fair values of all other loans are estimated using discounted cash flow analysis, using interest rates currently offered for loans with similar terms to borrowers of similar credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis determined by the loan review function or underlying collateral values, where applicable.

ACCRUED INTEREST RECEIVABLE: The carrying value of accrued interest receivable as reported on the balance sheet approximates fair value.

DEPOSITS WITHOUT STATED MATURITIES: The fair value of demand deposits, savings accounts and certain money market accounts is the amount payable on demand at the reporting date. The fair value estimates do not include the benefit that results from such low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

DEPOSITS WITH STATED MATURITIES: The carrying value of adjustable-rate, fixed-term time deposits approximates their fair value at the reporting date. The present value of future cash flows for fixed-rate time deposits is used to estimate fair value. The discount rates used are the current rates offered for time deposits with similar maturities.

SHORT-TERM BORROWINGS: The carrying value of short-term borrowings at a variable interest rate approximates fair value.

LONG-TERM DEBT: The fair value of the fixed-rate, long-term debt is estimated based on rates currently available to the Company for debt with similar terms.

ACCRUED INTEREST PAYABLE: The carrying value of accrued interest payable as reported on the balance sheet approximates fair value.

COMMITMENTS: The majority of the Company's commitments to extend credit, unused portions of home equity and credit card lines and letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts and is included in net loans.

COMPREHENSIVE INCOME:

Effective in the first reporting period of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Items falling under the scope of SFAS No. 130 include foreign currency items and unrealized gains and losses on available-for-sale debt and equity securities. According to the Statement, all items that are required to be recognized as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The Company's accumulated other comprehensive income included in the Consolidated Statements of Changes in Stockholders' Equity relates to the unrealized gains or losses on available-for-sale securities.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

STATEMENTS OF CASH FLOWS:

The Statements of Cash Flows are presented using the indirect method. For the purpose of cash flow, cash and cash equivalents include cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the FRB and FHLB-Pgh and federal funds sold. Federal funds sold are highly-liquid investments sold for one-day periods.

ADVERTISING COSTS:

The Company expenses advertising costs as incurred. Advertising costs totaled $281 in 1998, $217 in 1997 and $206 in 1996.

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

The Parent Company and its subsidiary file a consolidated federal income tax return. The subsidiary provides for income taxes on a separate return basis, and remits amounts determined to be currently payable to the Parent Company.

EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE:

The Company adopted SFAS No. 128, "Earnings Per Share" in 1998. The object of SFAS No. 128 is to simplify the earnings per share ("EPS") calculation and to make the United States standard for computation compatible with the EPS standards of other countries and with those of the International Accounting Standards Committee.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Under SFAS No. 128, two EPS calculations are required. Basic EPS is computed by dividing net income by the weighted-average common shares outstanding, and dilutive EPS is based on the weighted-average common shares outstanding plus all dilutive potential common shares outstanding.

The Company had no dilutive potential common shares outstanding during the three-year period ended December 31, 1998, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.

Simultaneously with its adoption of SFAS No. 128, the Company also adopted SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement does not establish any new disclosure standards but rather codifies certain previously-required disclosures. Specifically, it requires information regarding the pertinent rights and privileges of the various components of an entity's capital structure such as: (i) dividend and liquidation preferences; (ii) participation rights; (iii) call prices and dates; (iv) conversion prices and dates; (v) unusual voting rights; and
(vi) terms of contracts to issue additional shares. Since this Statement contains no change in disclosure requirements, the Company's adoption had no effect on financial statement presentation.

The effect of a three-for-one stock split that occurred on April 1, 1996, is presented in the financial statements. The split changed the par value from $1.00 per share to $0.33 per share.

2. CASH AND DUE FROM BANKS:

The Federal Reserve Act, as amended by the Monetary Control Act of 1980, imposes reserve requirements on all member depository institutions. The Company's required reserve balances were $2,148 and $1,415 at December 31, 1998 and 1997, respectively, which were satisfied through the restriction of vault cash. These reserve requirements averaged $1,885 in 1998 and $1,256 in 1997.

Community Bank maintains compensating balances with the FRB and various other correspondent banks, most of which are not required, to offset specific charges for check clearing and other services. Balances maintained for this purpose were $8,224 and $4,337 at December 31, 1998 and 1997, respectively. Compensating balances with correspondent banks averaged $5,150 in 1998 and $4,407 in 1997.

3. INVESTMENT SECURITIES:

For years ended December 31, 1998 and 1997, the Company classified all investment securities as available-for-sale. The amortized cost and fair value of available-for-sale securities at December 31, 1998 and 1997, are summarized as follows:


                                            AMORTIZED  UNREALIZED  UNREALIZED      FAIR
DECEMBER 31, 1998                                COST       GAINS      LOSSES     VALUE
---------------------------------------------------------------------------------------
U.S. Treasury securities.................... $ 11,017      $   43              $ 11,060
U.S. Government agencies....................      649                    $ 12       637
State and municipals........................   37,992       2,015                40,007
Mortgage-backed securities..................   56,051          53         270    55,834
Equity securities...........................    1,804         284                 2,088
                                             --------      ------        ----  --------
  Total..................................... $107,513      $2,395        $282  $109,626
                                             ========      ======        ====  ========

                                            AMORTIZED  UNREALIZED  UNREALIZED      FAIR
DECEMBER 31, 1997                                COST       GAINS      LOSSES     VALUE
---------------------------------------------------------------------------------------
U.S. Treasury securities.................... $ 28,534      $   56        $  7  $ 28,583
U.S. Government agencies....................   10,448                      60    10,388
State and municipals........................   38,329       1,558                39,887
Mortgage-backed securities..................   23,748          51          53    23,746
Equity securities...........................    2,182         880                 3,062
                                             --------      ------        ----  --------
  Total..................................... $103,241      $2,545        $120  $105,666
                                             ========      ======        ====  ========


Proceeds from the sales of available-for-sale securities amounted to $1,659 in 1998 and $1,472 in 1996. There were no sales of available-for-sale securities during 1997. The Company realized gross gains from securities sales of $1,128 in 1998 and $8 in 1996. There were no gross losses on security sales realized in 1998. Gross losses on security sales were $66 in 1996. Income tax expense amounted to $383 related to net realized investment security gains in 1998. Income tax benefits amounted to $20 related to net realized investment securities losses of $58 in 1996. The net unrealized holding gains, included as a separate component of stockholders' equity, amounted to $1,394, net of income taxes of $719, at December 31, 1998, and $1,600, net of income taxes of $825, at December 31, 1997.

At its November 14, 1996, meeting, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 96-12, "Recognition of Interest Income and Balance Sheet Classification of Structured Notes," requiring investors to use the retrospective interest method for recognizing income on structured notes that are classified as held-to-maturity or available-for-sale securities and that meet one or more of three specified conditions. These conditions relate to the risk of the contractual principal amount or the original investment amount of the note, the variability of the note's return on investment and the basis of the note's

3. INVESTMENT SECURITIES (CONTINUED):

contractual maturity. EITF No. 96-12 provides guidance for purposes of determining the effective yield at which income will be recognized under the retrospective interest method for qualifying structured notes. Furthermore, the EITF requires an enterprise to determine whether a structured note has experienced a decline in value below amortized cost that is other than temporary requiring a write-down of amortized cost, with the amount of the write-down included in earnings.

The carrying value of structured notes totaled $2.0 million at December 31, 1997. Specifically, these securities included a dual-index floater and delevered floater, each having a carrying value of approximately $1.0 million. The delevered floater was not within the scope of EITF Issue No. 96-12 as its coupon rate moved in the same direction as market-based interest rates. However, the coupon rate on the dual-index floater was determined by the spread between two different indices that did not necessarily move in the general direction of a specific interest rate or index causing this instrument to be within the scope of EITF Issue No. 96-12. Management considered the guidance in accounting for the interest income of this security and determined it was not significantly different than the method used. The Company did not have any holdings of structured notes at December 31, 1998, as all structured notes matured during 1998.

Investment securities with an amortized cost of $28,895 at December 31, 1998, and $25,971 at December 31, 1997, were pledged to secure deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. The fair value of such securities was $28,836 at December 31, 1998, and $25,979 at December 31, 1997.

3. INVESTMENT SECURITIES (CONTINUED):

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at December 31, 1998, is summarized in the table that follows. The weighted-average yield based on amortized cost has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, collateralized mortgage obligations ("CMOs") and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten years maturity distribution. Expected maturities may differ from contracted maturities or estimated maturities for mortgage-backed securities and CMOs because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                AFTER ONE       AFTER FIVE
                                  WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                 ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                             -------------------------------------------------------------------------------
DECEMBER 31, 1998             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   Amount  YIELD
------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities.... $11,017   5.83%                                                 $ 11,017   5.83%
U.S. Government agencies....                 $   649   3.61%                                      649   3.61
State and municipals........   1,990   6.12    5,569   6.78  $ 8,841   8.67% $21,592   8.17%   37,992   7.98
Mortgage-backed securities..  19,344   6.45   35,333   6.27    1,374   6.23                    56,051   6.33
Equity securities...........                                                   1,804   6.44     1,804   6.44
                             -------         -------         -------         -------         --------
  Total..................... $32,351   6.22% $41,551   6.30% $10,215   8.34% $23,396   8.04% $107,513   6.85%
                             =======         =======         =======         =======         ========

Fair value:
U.S. Treasury securities.... $11,060                                                         $ 11,060
U.S. Government agencies....                 $   637                                              637
State and municipals........   1,998           5,672         $ 9,391         $22,946           40,007
Mortgage-backed securities..  19,293          35,177           1,364                           55,834
Equity securities...........                                                   2,088            2,088
                             -------         -------         -------         -------         --------
  Total..................... $32,351         $41,486         $10,755         $25,034         $109,626
                             =======         =======         =======         =======         ========


Except for U.S. Treasury securities and U.S. Government agencies, including mortgage-backed securities, there were no securities of any individual issuer that exceeded 10.0 percent of the Company's stockholders' equity at December 31, 1998 and 1997. Except for $888 of tax-exempt obligations of local municipalities, all of the investment securities in the Company's portfolio are considered "investment grade," receiving a rating of "Baa" or higher from Moody's or "BBB" or higher from Standard and Poor's rating services at December 31, 1998.

4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONINTUED):

The major classifications of loans outstanding, net of unearned interest of $2,132 and $2,180 and loan fees of $651 and $827 at December 31, 1998 and 1997, respectively, are summarized as follows:


DECEMBER 31                                                            1998        1997
---------------------------------------------------------------------------------------
Commercial, financial and others.................................. $ 31,044    $ 38,996
Real estate:
  Construction....................................................    2,108       2,096
  Mortgage........................................................  186,004     180,123
Consumer, net.....................................................   28,984      29,012
                                                                   --------    --------
    Total......................................................... $248,140    $250,227
                                                                   ========    ========


Fixed-rate loans totaled $199,509 at December 31, 1998, while loans with adjustable interest rates totaled $48,631. At December 31, 1997, fixed-rate loans totaled $204,314 and adjustable-rate loans totaled $45,913.

The maturity distribution of the loan portfolio by major classification at December 31, 1998, is summarized as follows:

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
DECEMBER 31, 1998                    ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $15,686        $ 8,943       $  6,415    $ 31,044
Real estate:
  Construction.......................   2,108                                     2,108
  Mortgage...........................  23,510         54,090        108,404     186,004
Consumer, net........................   9,629         15,099          4,256      28,984
                                      -------        -------       --------    --------
    Total............................ $50,933        $78,132       $119,075    $248,140
                                      =======        =======       ========    ========

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $3,696 at December 31, 1998, and $3,618 at December 31, 1997. Advances and repayments during 1998 totaled $2,206 and $2,128, respectively. These loans are made during the ordinary course of business at the Company's normal credit terms. There were no related party loans that were classified as nonaccrual, past due, restructured or considered a potential credit risk at December 31, 1998 and 1997.

At December 31, 1998, substantially all of the Company's loans consisted of loans that are at least partially secured by real estate in Lackawanna, Susquehanna, Wayne and Wyoming counties of Northeastern Pennsylvania. Therefore, the Company's primary concentration of credit risk is related to the real estate market in the Northeastern Pennsylvania area. Changes in

4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED):

the general economy, local economy or in the real estate market could affect the ultimate collectibility of this portion of the Company's loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

During 1997, the Company sold student loans with a carrying value of $3,405 to its servicing agent. The Company recognized a gain of $34 on the sale.

The analysis of changes affecting the allowance for loan losses account for the three-years ended December 31, 1998, 1997 and 1996, is summarized as follows:


                                                                  1998    1997    1996
--------------------------------------------------------------------------------------
Balance, January 1............................................. $3,798  $3,944  $3,903
Provision for loan losses......................................    855     360     300
Loans charged-off..............................................   (789)   (657)   (726)
Loans recovered................................................    186     151     467
                                                                ------  ------  ------
Balance, December 31........................................... $4,050  $3,798  $3,944
                                                                ======  ======  ======

Information concerning nonperforming assets at December 31, 1998 and 1997, is summarized as follows:


DECEMBER 31                                                            1998        1997
---------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial, financial and others.................................... $   78      $  197
Real estate:
  Construction......................................................
  Mortgage..........................................................  2,223       2,063
Consumer, net.......................................................      7          12
                                                                     ------      ------
    Total nonaccrual loans..........................................  2,308       2,272
                                                                     ------      ------
Restructured loans..................................................    174         189
                                                                     ------      ------
    Total impaired loans............................................  2,482       2,461
                                                                     ------      ------

Accruing loans past due 90 days or more:
Commercial, financial and others....................................    131         321
Real estate:
  Construction......................................................
  Mortgage..........................................................  1,035       2,536
Consumer, net.......................................................    387         312
                                                                     ------      ------
    Total accruing loans past due 90 days or more...................  1,553       3,169
                                                                     ------      ------
    Total nonperforming loans.......................................  4,035       5,630
                                                                     ------      ------
Foreclosed assets...................................................    240         405
                                                                     ------      ------
    Total nonperforming assets...................................... $4,275      $6,035
                                                                     ======      ======

4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED):

Information relating to the Company's recorded investment in impaired loans at December 31, 1998 and 1997, is summarized as follows:


DECEMBER 31                                                            1998        1997
---------------------------------------------------------------------------------------
Impaired loans:
With a related allowance............................................ $2,308      $2,272
With no related allowance...........................................    174         189
                                                                     ------      ------
  Total............................................................. $2,482      $2,461
                                                                     ======      ======

The analysis of changes affecting the allowance for loan losses related to impaired loans at December 31, 1998, 1997 and 1996, is summarized as follows:


                                                                   1998    1997    1996
---------------------------------------------------------------------------------------
Balance, January 1................................................ $541    $650    $614
Provision for loan losses.........................................  342       4       3
Loans charged-off................................................. (286)   (113)    (92)
Loans recovered...................................................   45             125
                                                                   ----    ----    ----
Balance, December 31.............................................. $642    $541    $650
                                                                   ====    ====    ====

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-years ended December 31, 1998, is summarized as follows:


YEAR ENDED DECEMBER 31                                             1998    1997    1996
---------------------------------------------------------------------------------------
Gross interest due under terms.................................. $  175  $  174  $  143
Interest income recognized......................................     98      84      30
                                                                 ------  ------  ------
Interest income not recognized.................................. $   77  $   90  $  113
                                                                 ======  ======  ======

Interest income recognized (cash-basis)......................... $   98  $   84  $   30

Average recorded investment in impaired loans................... $1,867  $2,368  $1,528


Cash received on impaired loans applied as a reduction of principal totaled $650 in 1998, $587 in 1997 and $398 in 1996. There were no commitments to extend additional funds to customers with impaired loans at December 31, 1998 and 1997.

5. COMMITMENTS, CONCENTRATIONS AND CONTINGENT LIABILITIES:

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Management does not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on the Company's results of operations or financial position.

The contractual amounts of off-balance sheet commitments at December 31, 1998 and 1997, are summarized as follows:


DECEMBER 31                                                               1998     1997
---------------------------------------------------------------------------------------
Commitments to extend credit.......................................... $15,288  $15,881
Unused portions of home equity and credit card lines..................   1,999    1,366
Commercial letters of credit..........................................     808      596
                                                                       -------  -------
  Total............................................................... $18,095  $17,843
                                                                       =======  =======

The Company's involvement in, and exposure to, credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of home equity and credit card lines and commercial letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commercial letters of credit are conditional commitments issued by the Company to support customers in the purchase of commercial goods.
These letters of credit are automatically renewable upon their anniversary date unless canceled prior to such date at the option of the Company.

The Company employs the same credit policies and requirements in making off-balance sheet credit commitments as it does for on-balance sheet instruments. Provision for losses, if any, is included in the Company's allowance for loan losses. No provision was deemed necessary at December 31, 1998 and 1997. Such commitments are generally issued for one year or less and often expire unused in whole or in part by the customer.

The Company provides deposit and loan products and other financial services to consumer and corporate customers in its four-county market area of Lackawanna, Susquehanna, Wayne and Wyoming. There are no significant concentrations of credit risk from any individual counterparty or groups of

5. COMMITMENTS, CONCENTRATIONS AND CONTINGENT LIABILITIES (CONTINUED):

counterparties, except for locational concentrations. The concentrations of the credit portfolio by loan type are set forth in Note 4. The Company requires collateral on all real estate exposure and most other loans, including off-balance sheet commitments upon extension of credit, and maintains loan-to-value ratios of no greater than 80.0 percent, except in the case of loans secured by deposits or U.S. Government securities. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but may include property, plant and equipment, primary residential properties, and to a lesser extent, income-producing properties. Although the credit portfolio is diversified, the Company and its borrowers are dependent on the continued viability of the Northeastern Pennsylvania economy. The loan portfolio does not include any form of credit involving highly-leveraged transactions, defined as financing transactions that involve the buyout, acquisition or recapitalization of an existing business, including credit extended to highly-leveraged industries.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and depository institutions. The Company evaluates the counterparty's creditworthiness and type of collateral on a case-by-case basis. At December 31, 1998 and 1997, there were no significant concentrations of credit risk from any one issuer with the exception of U.S. Treasury securities and U.S. Government agencies, including mortgage-backed securities.

Neither the Company or any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the Company's results of operations or financial position.

6. PREMISES AND EQUIPMENT, NET:

Premises and equipment at December 31, 1998 and 1997, are summarized as follows:


DECEMBER 31                                                                1998    1997
---------------------------------------------------------------------------------------
Land................................................................... $ 1,575  $  288
Premises...............................................................   7,660   5,197
Leasehold improvements.................................................     232     221
Furniture and equipment................................................   3,831   3,846
                                                                        -------  ------
  Total premises and equipment.........................................  13,298   9,552
Less: accumulated depreciation.........................................   6,282   5,780
                                                                        -------  ------
  Premises and equipment, net.......................................... $ 7,016  $3,772
                                                                        =======  ======


6. PREMISES AND EQUIPMENT, NET (CONTINUED):

Amounts charged to noninterest expense for depreciation amounted to $609 in 1998, $571 in 1997 and $496 in 1996. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $65 in 1998, $64 in 1997 and $61 in 1996.

Certain facilities are leased under operating lease agreements expiring at various dates until the year 2009. Two leases contain escalation clauses that provide for cost of living adjustments, and several contain renewal options. The realty leases require the Company to pay real estate taxes, insurances and repair costs. Rental expense on operating leases amounted to $153 in 1998, $164 in 1997 and $281 in 1996.

Future minimum required annual rentals under noncancellable leases are summarized as follows:


1999.................................................................... $103
2000....................................................................  103
2001....................................................................   99
2002....................................................................   87
2003....................................................................   88
2004 and thereafter.....................................................  311
                                                                         ----
  Total................................................................. $791
                                                                         ====


On January 2, 1998, Community Bank acquired land in Clarks Summit, Pennsylvania, for $1.2 million to construct an administrative center and branch facility. This project, having an estimated aggregate cost of $4.0 million, should be completed during the first quarter of 1999.

On October 30, 1998, Community Bank also acquired land in Dickson City, Pennsylvania, for $625 to construct a branch facility. This project has an estimated aggregate cost of $1.4 million and should be completed during the second quarter of 1999. Both the Clarks Summit and Dickson City projects will be funded through normal operations with approximately $2.8 million of costs remaining to be incurred at December 31, 1998.

As part of its Year 2000 ("Y2K") readiness, the Company evaluated and tested all computer hardware and software to determine Y2K compliance. Based on this evaluation, noncompliant assets having a net book value of $87 were disposed. This loss on disposition was included in noninterest expense in 1998.

7. OTHER ASSETS:

The major components of other assets at December 31, 1998 and 1997, are summarized as follows:


DECEMBER 31                                                                1998    1997
---------------------------------------------------------------------------------------
Goodwill................................................................ $1,004  $1,222
Core deposit intangible.................................................  1,890   2,160
Deferred income taxes...................................................    681     480
Foreclosed assets.......................................................    240     405
Mortgage servicing rights...............................................     21
Other...................................................................  1,719   1,837
                                                                         ------  ------
  Total................................................................. $5,555  $6,104
                                                                         ======  ======

On November 14, 1997, the Company acquired certain assets and assumed the deposit liabilities of the Eynon and Factoryville branches of First Union in a transaction accounted for by the purchase method. The Company assumed the deposit liabilities in exchange for the receipt of a lesser amount of cash, other assets and loans. The transaction was recorded based on the fair values of the assets acquired and liabilities assumed. The Company assumed liabilities of $19.2 million and acquired land, building, equipment and certain loans having an aggregate value of $730 and cash of $16.3 million. The amount by which the acquisition cost exceeded the value of assets received totaled $2.2 million and is included in other assets as a core deposit intangible.

Amortization expense of goodwill amounted to $218 per year for 1998, 1997 and 1996. Amortization expense of the core deposit intangible amounted to $270 in 1998 and $18 in 1997.

During 1998, the Company began originating one-to-four family residential mortgage loans for sale on the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others was $2,127 at December 31, 1998. Custodial escrow balances maintained in connection with the loan servicing and included in demand deposits, was approximately $3 at December 31, 1998.

The analysis of the changes in the balances of mortgage servicing assets for the year-ended December 31, 1998, are summarized as follows:


                                                                                   1998
---------------------------------------------------------------------------------------
Balance, January 1................................................................. $ 0
Additions..........................................................................  21
Amortization.......................................................................
                                                                                    ---
Balance, December 31............................................................... $21
                                                                                    ===

7. OTHER ASSETS (CONTINUED):

At December 31, 1998, the fair value of the mortgage servicing assets approximated their carrying value, therefore, no valuation allowance was deemed necessary.

8. DEPOSITS:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 1998 and 1997, are summarized as follows:


DECEMBER 31                                                             1998       1997
---------------------------------------------------------------------------------------
Interest-bearing deposits:
  Money market accounts............................................ $ 17,869   $ 18,056
  NOW accounts.....................................................   22,261     21,465
  Savings accounts.................................................   62,969     64,998
  Time deposits less than $100.....................................  178,042    176,327
  Time deposits $100 or more.......................................   27,088     20,832
                                                                    --------   --------
    Total interest-bearing deposits................................  308,229    301,678
Noninterest-bearing deposits.......................................   36,024     30,703
                                                                    --------   --------
    Total deposits................................................. $344,253   $332,381
                                                                    ========   ========


The Company accepts deposits of its directors, executive officers, principal stockholders or their affiliates on the same terms and at the prevailing interest rates offered at the time of deposit for comparable transactions with unrelated parties. The amount of related party deposits totaled $2,741 at December 31, 1998, and $1,969 at December 31, 1997.

The maturity distribution of time deposits $100 or more at December 31, 1998 and 1997, is summarized as follows:


DECEMBER 31                                                               1998     1997
---------------------------------------------------------------------------------------
Within three months................................................... $ 7,956  $ 3,195
After three months but within six months..............................   4,939    2,819
After six months but within twelve months.............................   8,802    6,334
After twelve months...................................................   5,391    8,484
                                                                       -------  -------
  Total............................................................... $27,088  $20,832
                                                                       =======  =======


Interest expense on time deposits $100 or more amounted to $1,409 in 1998, $1,796 in 1997 and $1,647 in 1996.

8. DEPOSITS (CONTINUED):

The aggregate amounts of maturities for all time deposits at December 31, 1998, are summarized as follows:


1999.......................................................................... $128,645
2000..........................................................................   33,924
2001..........................................................................   10,060
2002..........................................................................   21,843
2003..........................................................................   10,398
2004 and thereafter...........................................................      260
                                                                               --------
  Total....................................................................... $205,130
                                                                               ========

The aggregate amount of deposits reclassified as loans was $231 at December 31, 1998, and $89 at December 31, 1997. Management evaluates transaction accounts that are overdrawn for collectibility as part of its evaluation for credit losses. At December 31, 1998 and 1997, no allowance was deemed necessary for such accounts. During 1998 and 1997, the Company had no deposits that were received on terms other than those available in the normal course of business.

9. SHORT-TERM BORROWINGS:

Short-term borrowings available to the Company consist of a line of credit and advances with the FHLB-Pgh secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investment and mortgage-backed securities and mortgage loans. The line is limited to the Company's maximum borrowing capacity ("MBC") with the FHLB-Pgh, which is based on a percentage of qualifying collateral assets. At December 31, 1998, the Company's MBC was $141.8 million. Interest accrues daily on the line based on the rate of FHLB-Pgh discount notes. This rate resets each day. The line is renewable annually on its anniversary date and carries no associated commitment fees. The FHLB-Pgh has the right to reduce or terminate the line at any time without prior notice and the Company may repay such line at any time without incurring prepayment penalties. Short-term advances are issued with maturities less than one year based on the FHLB-Pgh's current cost of funds rate. Advances are limited to the Company's MBC and are not prepayable. There are no commitment fees associated with the advances, except for those for forward settlement that are based on FHLB-Pgh hedging costs.

At December 31, 1998, the Company had no short-term borrowings outstanding. There was $9,575 of short-term borrowings outstanding at December 31, 1997, under the line of credit agreement. The average daily balance and weighted-

9. SHORT-TERM BORROWINGS (CONTINUED):

average rate on aggregate short-term borrowings was $185 at 6.0 percent in 1998 and $138 at 5.8 percent in 1997. The maximum amount of all short-term borrowings outstanding at any month-end was $695 during 1998 and $9,575 during 1997. Short-term borrowings during 1998 and 1997 consisted entirely of the FHLB-Pgh line of credit.

10. LONG-TERM DEBT:

Long-term debt at December 31, 1998 and 1997, consisted entirely of a 7.5 percent fixed-rate, amortizing advance from the FHLB-Pgh Community Investment Program. This advance matures on September 2, 2009. The scheduled principal payments on the note total $3 for each of the five years 1999 through 2003. The prepayment fee applicable to the advance is equal to the present value of the difference between cash flows generated at the advance rate from the date of the prepayment until the original maturity date, and the cash flows that would result from the interest rate posted by the FHLB-Pgh on the date of prepayment for an advance of comparable maturity. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB-Pgh stock. The average daily balance on long-term debt for 1998 was $43 with a weighted-average rate of 7.0 percent. For 1997, the average daily balance on long-term debt was $45 with a weighted-average rate of 8.9 percent.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of the Company's financial instruments at December 31, 1998 and 1997, are summarized as follows:


                                                     1998                  1997
                                              -------------------   -------------------
                                              CARRYING       FAIR   CARRYING       FAIR
DECEMBER 31                                      VALUE      VALUE      VALUE      VALUE
---------------------------------------------------------------------------------------
Financial assets:
Cash and cash equivalents.................... $ 19,164   $ 19,164   $ 17,265   $ 17,265
Investment securities........................  109,626    109,626    105,666    105,666
Loans held for sale, net.....................      503        506
Net loans....................................  244,090    244,075    246,429    243,905
Accrued interest receivable..................    2,297      2,297      2,575      2,575
                                              --------   --------   --------   --------
  Total...................................... $375,680   $375,668   $371,935   $369,411
                                              ========   ========   ========   ========

Financial liabilities:
Deposits without stated maturities........... $139,123   $139,123   $135,222   $135,222
Deposits with stated maturities..............  205,130    207,153    197,159    197,868
Short-term borrowings........................                          9,575      9,575
Long-term debt...............................       41         41         44         44
Accrued interest payable.....................    1,740      1,740      1,714      1,714
                                              --------   --------   --------   --------
  Total...................................... $346,034   $348,057   $343,714   $344,423
                                              ========   ========   ========   ========


12. LITIGATION RECOVERY:

During the second quarter of 1997, Community Bank reached a settlement with an investment securities broker. The $250 settlement was awarded with respect to Community Bank's business relationship with this broker prior to 1995. This one-time addition to noninterest income had a $148.5 positive impact on earnings after applicable income taxes and legal fees.

13. EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution plan covering all employees who meet the age and service requirements. Salaries and employee benefits expense included $64 in 1998, $68 in 1997 and $67 in 1996 for the plan.

As previously mentioned in Note 1 of these financial statements, the Company discontinued its deferred compensation plan for certain senior management employees in 1996. Expenses for this plan amounted to $16 in 1996. Funding for the plan was provided by life insurance contracts.

14. INCOME TAXES:

For the years ended December 31, 1998, 1997 and 1996, the current and deferred amounts of the provision for income tax expense (benefit) are summarized as follows:


YEAR ENDED DECEMBER 31                                            1998     1997    1996
---------------------------------------------------------------------------------------
Current........................................................ $1,313   $1,093  $1,079
Deferred.......................................................    (95)      41     (66)
                                                                ------   ------  ------
  Total........................................................ $1,218   $1,134  $1,013
                                                                ======   ======  ======



A reconciliation between the effective income tax expense (benefit) and the amount of income taxes (benefit) that would have been provided at the federal statutory tax rate of 34.0 percent for the years ended December 31, 1998, 1997 and 1996, is summarized as follows:


YEAR ENDED DECEMBER 31                                            1998     1997    1996
---------------------------------------------------------------------------------------
Federal income tax at statutory rate........................... $1,944   $1,882  $1,773
Differences resulting from:
  Tax-exempt interest, net.....................................   (709)    (733)   (668)
  Goodwill.....................................................     74       74      74
  Residential housing program tax credit.......................    (80)     (80)   (160)
  Other........................................................    (11)      (9)     (6)
                                                                ------   ------  ------
    Total...................................................... $1,218   $1,134  $1,013
                                                                ======   ======  ======


For the years ended December 31, 1998, 1997 and 1996, sources of change in deferred income taxes and the related tax effects are summarized as follows:


YEAR ENDED DECEMBER 31                                            1998    1997     1996
---------------------------------------------------------------------------------------
Allowance for loan losses....................................... $ (86)   $ 49    $ (14)
Loans, net of unearned income...................................    60      33      (43)
Accrued interest receivable.....................................    27     (17)     (26)
Premises and equipment, net.....................................   (54)    (26)     (28)
Core deposit intangible.........................................   (42)      2
Other, net......................................................                     45
                                                                 -----    ----    -----
  Change in deferred income taxes affecting the statements of
   income.......................................................   (95)     41      (66)
Deferred income taxes on investment securities recognized in
 stockholders' equity...........................................  (106)    534     (111)
                                                                 -----    ----    -----
    Total change in deferred income taxes....................... $(201)   $575    $(177)
                                                                 =====    ====    =====


14. INCOME TAXES (CONTINUED):

The temporary differences that give rise to the significant portions of deferred tax assets and liabilities at December 31, 1998 and 1997, are summarized as follows:


DECEMBER 31                                                               1998     1997
---------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses............................................ $1,210   $1,124
  Loans, net of unearned income........................................    221      281
  Accrued interest receivable..........................................    151      178
  Core deposit intangible..............................................     44        2
                                                                        ------   ------
    Total..............................................................  1,626    1,585
                                                                        ------   ------
Deferred tax liabilities:
  Investment securities................................................    718      824
  Premises and equipment, net..........................................    227      281
                                                                        ------   ------
    Total..............................................................    945    1,105
                                                                        ------   ------
    Net deferred tax assets............................................ $  681   $  480
                                                                        ======   ======



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

Income tax expense (benefit) related to unrealized gains and losses and the reclassification adjustments included in other comprehensive income for the three years ended December 31, 1998, 1997 and 1996, were calculated using the prevailing statutory tax rate of 34.0 percent and are summarized as follows:


DECEMBER 31                                                               1998     1997     1996
------------------------------------------------------------------------------------------------
Unrealized gains (losses) on investment securities available-for-sale... $ 277     $534    $(131)
Reclassification adjustment for (gains) losses included in net income...  (383)               20
                                                                         -----     ----    -----
  Income tax expense (benefit) related to other comprehensive income.... $(106)    $534    $(111)
                                                                         =====     ====    =====



15. PARENT COMPANY FINANCIAL STATEMENTS:

CONDENSED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31                                            1998     1997     1996
----------------------------------------------------------------------------------------
Income:
Dividends from subsidiary...................................... $  752   $  602   $  753
Management fees from subsidiary................................    340      249      176
Other income...................................................     44       81       69
                                                                ------   ------   ------
  Total income.................................................  1,136      932      998
                                                                ------   ------   ------
Expense:
Occupancy and equipment expenses...............................     91       91       96
Other expenses.................................................    592      509      469
                                                                ------   ------   ------
  Total expenses...............................................    683      600      565
                                                                ------   ------   ------
Income before income taxes and undistributed income of
 subsidiary....................................................    453      332      433
Income tax benefits............................................   (118)    (106)    (200)
                                                                ------   ------   ------
Income before undistributed income of subsidiary...............    571      438      633
Equity in undistributed income of subsidiary...................  3,929    3,962    3,567
                                                                ------   ------   ------
  Net income................................................... $4,500   $4,400   $4,200
                                                                ======   ======   ======

CONDENSED BALANCE SHEETS

DECEMBER 31                                                                1998     1997
----------------------------------------------------------------------------------------
Assets:
Cash................................................................... $   279  $   445
Investment in bank subsidiary..........................................  38,368   33,941
Investment securities available-for-sale...............................     389    1,483
Other assets...........................................................   1,590    1,265
                                                                        -------  -------
  Total assets......................................................... $40,626  $37,134
                                                                        =======  =======

Liabilities:
Dividends payable...................................................... $   287  $   264
Other liabilities......................................................     605      768
                                                                        -------  -------
  Total liabilities....................................................     892    1,032
Stockholders' equity...................................................  39,734   36,102
                                                                        -------  -------
  Total liabilities and stockholders' equity........................... $40,626  $37,134
                                                                        =======  =======



15. PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED):


CONDENSED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31                                           1998     1997     1996
---------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income................................................... $ 4,500  $ 4,400  $ 4,200
Adjustments:
  Equity in undistributed income of subsidiary...............  (3,929)  (3,962)  (3,567)
  Depreciation and amortization..............................     294      294      294
  Gains on sale of investment securities.....................                        (8)
  Changes in:
    Other assets.............................................    (401)     108     (158)
    Other liabilities........................................      39      (58)     208
                                                              -------  -------  -------
      Net cash provided by operating activities..............     503      782      969
                                                              -------  -------  -------

Cash flows from investing activities:
Proceeds from sales of investment securities.................                        25
Purchases of investment securities...........................     (30)     (22)     (73)
                                                              -------  -------  -------
      Net cash used in investing activities..................     (30)     (22)     (48)
                                                              -------  -------  -------

Cash flows from financing activities:
Issuance of common stock.....................................     154       69
Cash dividends paid..........................................    (793)    (637)    (675)
                                                              -------  -------  -------
      Net cash used in financing activities..................    (639)    (568)    (675)
                                                              -------  -------  -------
      Net increase (decrease) in cash........................    (166)     192      246
      Cash at beginning of year..............................     445      253        7
                                                              -------  -------  -------
      Cash at end of year.................................... $   279  $   445  $   253
                                                              =======  =======  =======


16. REGULATORY MATTERS:

Under the Pennsylvania Business Corporation Law of 1988, as amended, the Company may not pay a dividend if, after giving effect thereto, either the Company could not pay its debts as they become due in the usual course of business, or the Company's total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: financial statements prepared on the basis of GAAP; financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or a fair valuation or other method that is reasonable under the circumstances.

In addition, the Company is subject to dividend restrictions under the Pennsylvania Banking Code of 1965, as amended, which allows cash dividends to be declared and paid out of accumulated net earnings. More stringent dividend restrictions apply under Federal Reserve Regulation H, which

16. REGULATORY MATTERS (CONTINUED):

restricts calendar year dividend payments of member banks to the total of its net profits for that year combined with its retained net profits of the preceding two calendar years, less any required transfer to surplus, unless a bank has received prior approval from the Board of Governors of the Federal Reserve System ("Federal Reserve Board.") Accordingly, Community Bank, without prior approval from the Federal Reserve Board, may declare dividends to the Parent Company in 1999 totaling $7,891 plus net profits earned for the period from January 1, 1999, through the date of declaration, less any dividends previously paid in 1999.

The Company has paid cash dividends since its formation as a bank holding company in 1983. It is the present intention of the Company's Board of Directors to continue this dividend payment policy, however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Company's Board of Directors considers payment of dividends.

The amount of funds available for transfer from Community Bank to the Parent Company in the form of loans and other extensions of credit is also limited. Under the provisions of Section 23A of the Federal Reserve Act, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 1998, the maximum amount available for transfer from Community Bank to the Parent Company in the form of loans amounted to $11,912. At December 31, 1998 and 1997, there were no loans outstanding, nor were any advances made during 1998 and 1997.

The Company must maintain certain capital to total risk-weighted asset ratios as defined by Section 38 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). In the event an institution is deemed to be undercapitalized by such standards, FDICIA prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to the significantly or critically undercapitalized institutions including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating. The Company received a final regulatory examination report from the FRB on January 25, 1999. This report included notification that the Company was considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum Tier I, total and Tier I Leverage ratios as set forth in the

16. REGULATORY MATTERS (CONTINUED):

table. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. There are no conditions or events since that notification that management believes have changed the Company's category.

The Company's capital ratios at December 31, 1998 and 1997, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by FDICIA, are summarized as follows:


                                                                                           MINIMUM TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                      MINIMUM FOR CAPITAL  PROMPT CORRECTIVE
                                                          ACTUAL        ADEQUACY PURPOSES  ACTION PROVISIONS
                                                   ----------------------------------------------------------
DECEMBER 31, 1998                                    AMOUNT    RATIO      AMOUNT   RATIO      AMOUNT   RATIO
-------------------------------------------------------------------------------------------------------------
Tier I capital to risk-adjusted assets............ $ 35,444     17.7%    $ 8,017     4.0%    $12,025     6.0%
Total capital to risk-adjusted assets.............   37,968     18.9      16,033     8.0      20,042    10.0
Tier I capital to total average assets
 less intangible assets........................... $ 35,444      9.5%    $14,981     4.0%    $18,726     5.0%

Risk-adjusted assets.............................. $191,611
Risk-adjusted off-balance sheet items.............    8,806
Average assets for Leverage ratio................. $374,526

                                                                                          MINIMUM TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                      MINIMUM FOR CAPITAL  PROMPT CORRECTIVE
                                                          ACTUAL        ADEQUACY PURPOSES  ACTION PROVISIONS
                                                   ---------------------------------------------------------
DECEMBER 31, 1997                                    AMOUNT    RATIO      AMOUNT   RATIO      AMOUNT   RATIO
------------------------------------------------------------------------------------------------------------
Tier I capital to risk-adjusted assets............ $ 31,120     15.9%    $ 7,806     4.0%    $11,709     6.0%
Total capital to risk-adjusted assets.............   33,576     17.2      15,612     8.0      19,515    10.0
Tier I capital to total average assets
 less intangible assets........................... $ 31,120      8.7%    $14,239     4.0%    $17,798     5.0%

Risk-adjusted assets.............................. $186,410
Risk-adjusted off-balance sheet items.............    8,743
Average assets for Leverage ratio................. $355,968



On April 2, 1997, the Company filed a registration statement with the Securities and Exchange Commission to register 300,000 shares of common stock in establishing a Dividend Reinvestment Plan ("DRP"). The purpose of the DRP is to provide stockholders with a simple and convenient method to invest cash dividends in the Company's common stock without payment of any brokerage commissions while also furnishing the Company with additional funds for general corporate purposes. Main features of the DRP include the following: (i) shares will be purchased from original issuances; (ii) no optional cash payments; (iii) eligibility for all registered and street name stockholders; (iv) no minimum or maximum number of shares participation restrictions; and (v) availability of full or partial dividend reinvestment. During the years ended December 31, 1998 and 1997, 4,617 shares and 2,325 shares, respectively, were issued under the DRP.


17. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):


                                                    1998                                  1997
                                    ------------------------------------  ------------------------------------
QUARTER ENDED                       MARCH 31  JUNE 30  SEPT. 30  DEC. 31  MARCH 31  JUNE 30  SEPT. 30  DEC. 31
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable............................ $5,094   $5,110    $5,183   $5,200    $4,795   $4,946    $5,005   $5,170
  Tax-exempt.........................     98      101       100       98       109      132       123      109
Interest and dividends on investment
 securities available-for-sale:
  Taxable............................    838      782       880      993       807      783       820      864
  Tax-exempt.........................    517      514       506      502       525      513       507      511
  Dividends..........................     29       45        39       39        31       33        32       36
Interest on federal funds sold.......     82      202       184       88        35      113       101       42
                                      ------   ------    ------   ------    ------   ------    ------   ------
    Total interest income............  6,658    6,754     6,892    6,920     6,302    6,520     6,588    6,732
                                      ------   ------    ------   ------    ------   ------    ------   ------

INTEREST EXPENSE:
Interest on deposits.................  3,422    3,461     3,540    3,523     3,433    3,518     3,536    3,569
Interest on short-term borrowings....      7                           4         1                           7
Interest on long-term debt...........      1        1         1                  1        1                  2
                                      ------   ------    ------   ------    ------   ------    ------   ------
    Total interest expense...........  3,430    3,462     3,541    3,527     3,435    3,519     3,536    3,578
                                      ------   ------    ------   ------    ------   ------    ------   ------
    Net interest income..............  3,228    3,292     3,351    3,393     2,867    3,001     3,052    3,154
Provision for loan losses............    105      105       105      540        75       75       105      105
                                      ------   ------    ------   ------    ------   ------    ------   ------
    Net interest income after
     provision for loan losses.......  3,123    3,187     3,246    2,853     2,792    2,926     2,947    3,049
                                      ------   ------    ------   ------    ------   ------    ------   ------

Noninterest income:
Service charges, fees and
 commissions.........................    353      376       380      393       413      349       358      406
Litigation recovery..................                                                   250
Net gains on sale of loans...........                         4       39
Net gains on sale of investments.....                       235      893
                                      ------   ------    ------   ------    ------   ------    ------   ------
    Total noninterest income ........    353      376       619    1,325       413      599       358      406
                                      ------   ------    ------   ------    ------   ------    ------   ------

Noninterest expense:
Salaries and employee benefits
 expense.............................  1,094    1,109     1,105    1,137       987    1,035       998    1,078
Net occupancy and equipment expense..    352      305       303      333       300      300       288      311
Other expenses.......................    684      792       989    1,161       596      716       660      687
                                      ------   ------    ------   ------    ------   ------    ------   ------
    Total noninterest expense........  2,130    2,206     2,397    2,631     1,883    2,051     1,946    2,076
                                      ------   ------    ------   ------    ------   ------    ------   ------
Income before income taxes...........  1,346    1,357     1,468    1,547     1,322    1,474     1,359    1,379
Provision for income tax expense.....    276      277       318      347       264      312       279      279
                                      ------   ------    ------   ------    ------   ------    ------   ------
    Net income ......................  1,070    1,080     1,150    1,200     1,058    1,162     1,080    1,100
                                      ------   ------    ------   ------    ------   ------    ------   ------

Other comprehensive income:
Unrealized gains(losses) on
 investment securities available-
 for-sale............................    314      314       742     (554)     (718)     941       564      783
Reclassification adjustment for gains
 included in net income..............                      (235)    (893)
Income tax expense (benefit) related
 to other comprehensive income.......    106      107       173     (492)     (244)     320       192      266
                                      ------   ------    ------   ------    ------   ------    ------   ------
    Other comprehensive income (loss),
     net of income tax...............    208      207       334     (955)     (474)     621       372      517
                                      ------   ------    ------   ------    ------   ------    ------   ------
    Comprehensive income............. $1,278   $1,287    $1,484   $  245    $  584   $1,783    $1,452   $1,617
                                      ======   ======    ======   ======    ======   ======    ======   ======

Per share data:
Net income........................... $ 0.49   $ 0.49    $ 0.52   $ 0.54    $ 0.48   $ 0.53    $ 0.49   $ 0.50
Cash dividends declared.............. $ 0.07   $ 0.07    $ 0.10   $ 0.13    $ 0.06   $ 0.06    $ 0.06   $ 0.12


OPERATING ENVIRONMENT:

The United States economy turned in an exceptional performance for 1997. The gross domestic product, the value of goods and services produced in the United States, grew 3.9 percent for the year, the largest annual gain since 1994. The national unemployment level, 4.7 percent at year-end, was the lowest it has been in 25 years. The unemployment rate at the end of the previous year was 5.3 percent. This marks the sixth consecutive annual decline in unemployment rates. Tighter labor conditions came with a price to businesses, as compensation rose 3.3 percent, the largest change in four years. The average hourly wage earned by workers equaled $12.43 by year-end 1997, a 43 cent increase over 1996. Despite the tightening in labor markets and higher wages paid to employees, the nation's Consumer Price Index was 1.7 percent in 1997, which contradicts the increase normally expected under these conditions. The nation's Producer Price Index ("PPI") was also held in check despite the empowered economy. Wholesale prices actually contracted for the year as the PPI fell by 1.2 percent. Strengthened productivity growth, flat prices influenced by Asian economic turmoil and reduced commodity market pressures helped to keep inflation and prices subdued in 1997.

The balance of strong economic conditions and uncertainties surrounding the Asian crisis led the Federal Reserve Open Market Committee ("FOMC") to take limited monetary policy action throughout 1997. In March of 1997, the FOMC made a controversial decision to raise its target rate for federal funds to 5.50 percent, the first increase in two years. The FOMC's decision was based on its inflationary concerns over the significant economic growth experienced during the final quarter of 1996 and the first quarter of 1997. The economy grew 4.3 percent during the fourth quarter of 1996 followed by a 4.9 percent increase during the
first quarter of 1997.   As fears over potential inflation subsided, the
FOMC made no further moves in interest rates for the remainder of the year.

Long- and intermediate-term interest rates tumbled nationally in 1997 while short-term rates remained relatively unchanged. The average rate on a 30-year mortgage at the end of 1997 was 7.03 percent, down from 7.64 percent one year earlier. Average rates on 15-year, fixed-rate mortgages fell to 6.61 percent by year-end 1997 compared to 7.16 percent for the same period of 1996. With interest rates falling, disposable incomes rising and consumer confidence soaring, home and business spending heightened in 1997. For the year, mortgage loans in the United States increased 8.5 percent over 1996, while commercial loans experienced a 9.5 percent rise over the previous year. Not all lending areas had a positive change in 1997. Consumer loans lagged behind, declining 2.3 percent as compared to 1996.

Northeastern Pennsylvania's economic performance for 1997 lagged behind that of the nation based on lower wage gains and higher unemployment.
The average hourly earnings of a United States manufacturing worker increased 43 cents, or 3.6 percent, during 1997. For the Company's four-county market area, the increase for a manufacturing worker was 24 cents, or 2.0 percent. Unemployment figures in the Company's market area were also less favorable than those experienced for the nation and the Commonwealth of Pennsylvania.

As aforementioned, the United States unemployment rate declined from 5.3 percent at December 31, 1996, to 4.7 percent at December 31, 1997. The Commonwealth's rate fell to a lesser extent from 4.9 percent at year-end 1996 to 4.8 percent at year-end 1997. Unemployment rates for Lackawanna, Susquehanna, Wayne and Wyoming counties were 5.4 percent, 6.6 percent,
8.4 percent and 7.9 percent, respectively at December 31, 1996. At year-end 1997, comparable rates were 5.4 percent, 6.3 percent, 8.1 percent and
8.2 percent, respectively.

Additionally, the civilian labor force, defined as the total number of individuals employed and those actively seeking employment, increased by
1.6 percent for the nation and 1.2 percent for the Commonwealth during 1997. Such gains are a significant factor in increasing economic output due to the limitations in resources based on the low unemployment statistics. In contrast to the labor force gains for the nation and the Commonwealth, Northeastern Pennsylvania reported its second consecutive year of labor force decline, a 3.5 percent drop in civilian workers as compared to 1996.

Legislative action was taken by Pennsylvania Governor Tom Ridge in his efforts to make Pennsylvania "business friendly." Tax cuts for businesses, workers' compensation reform and utility deregulations were areas of reform in Pennsylvania during 1997. The most notable tax reforms included: (i) the repeal of the computer services sales and use tax; (ii) an increase in the exemption of the capital stock and franchise tax to $125 from $100; (iii) research and development tax credits capped at $15.0 million per year to aid high technology employers; (iv) allowing more small businesses to qualify as Subchapter S corporations; and (v) several state sales tax codifications and adjustments for certain manufacturers. Due to reform laws signed in 1993 and 1996, workers' compensation costs have fallen an average of 25.0 percent in Pennsylvania. During the Fall of 1997, Pennsylvania instituted deregulation in the electric industry. Under this reform, customers from residential, commercial and industrial classes can choose from competing electricity suppliers.

The banking industry experienced another highly successful year in 1997, as did most industries. A good indicator of this success is the performance of the nation's top 50 commercial banks. For 1997, this group posted earnings of $40.5 billion, an 11.9 percent increase compared to 1996. Growth in noninterest income to $74.7 billion for 1997 was the main reason for the positive earnings change. The increase in noninterest income was primarily attributed to investment securities gains and revenue items taken by money-center banks to partially offset weak trading results. Net interest income for these commercial banks was $107.1 billion in 1996 and $106.8 billion in 1997. The decline was attributable to compression in net interest margins. For 1997, the composite net interest margin for these banks compressed 24 basis points.

Regional and community banks also exhibited a strong year in 1997. For the year, median earnings per share ("EPS") for regional and community banks grew 13.5 percent. While not as impressive as the 15.0 percent growth for 1996, the gain is still solid in light of the downward trend in net interest margins. This downward trend is primarily attributed to competition for loan and deposit products coupled with a flattening yield curve. During 1997, banks generated strong loan growth, increased fee income and improved operating efficiencies to offset the negative effects of the narrowing margins.

National, regional and community banks also experienced an improvement in asset quality during 1997. The nation's top 50 banks had nonperforming assets of $16.2 billion at year-end 1997, marking a 9.7 percent decline compared to 1996. For regional and community banks, the improvement was best evidenced by the decline in the median nonperforming assets to total assets ratio from 0.72 percent in 1996 to 0.49 percent in 1997.

Mergers, acquisitions and branch dispositions may have provided the most significant influence on the financial services sector in 1997. Mergers and acquisitions of financial institutions occurred at a record pace.
The number of mergers and acquisitions announced in 1997 exceeded those of 1996 while deal prices remained high. For the year, aggregate announced deal values for banks amounted to $259.8 billion, the largest dollar volume in history. The number of deals for Northeast commercial banks mirrored 1996 but the volume of these deals increased significantly. The aggregate number of mergers and acquisitions for Mid-Atlantic commercial banks was 25 for 1997 and 1996, however the aggregate dollar volume of these transactions amounted to $64.4 billion in 1997 compared to $12.8 billion in 1996. Deal prices across the nation remained high based on the elevated market valuation of acquirors and the scarcity of certain-sized targets. The national average price to book value for bank mergers was 2.2 times or 20.8 times annual earnings for 1997. These ratios exceeded the 1.9 times book value and the 18.9 times annual earnings for the 1996 deals. For the year, the Mid-Atlantic region had the highest deal price earnings multiple at 23.0 times with the New England region having the lowest at 13.6 times. While large commercial bank mergers were occurring at record levels, community bank mergers reached a six-year low in 1997. There were 256 mergers of banks with assets under $500.0 million, a reduction from the 325 recorded in 1996. Despite the slowdown, the average deal price earnings multiple increased to 18.8 times annual earnings compared to 16.5 times annual earnings for 1996.

There were a number of significant regulatory and legislative changes affecting banks in 1997. Revisions to the Riegle-Neal Interstate Banking and Efficiency Act of 1994 went into effect on July 1, 1997. Under this revised act, interstate bank mergers became a more feasible alternative for franchise expansion.

On February 28, 1997, the Board of Governors of the Federal Reserve System ("Federal Reserve Board") made nonbanking activities accessible through its comprehensive amendments to Regulation Y, "Bank Holding
Companies and Change in Bank Control."   These amendments improved the
competitiveness of bank holding companies by eliminating unnecessary regulatory burden and operating restrictions, and by streamlining the application/notice process. The final rule lifted restrictions in several areas, allowing bank holding companies certain freedoms to promote competition with securities firms, technological companies, consulting firms, data processing units and foreign banking operations.

Effective January 1, 1997, the Federal Financial Institutions Examinations Council ("FFIEC") Uniform Financial Institutions Rating System ("UFIRS") was revised to address changes in the financial services industry and supervisory policies and procedures since the system's inception in 1979. The UFIRS, commonly referred to as the CAMEL rating system, is an internal rating system used by federal and state supervisory agencies to evaluate the soundness of financial institutions on a uniform basis. Under the previous CAMEL rating system, there were five components considered when assessing an institution's soundness: (i) capital adequacy; (ii) asset quality; (iii) management and administration; (iv) earnings; and (v) liquidity. The revised system, now known as CAMELS, added an "S" component to address market-risk sensitivity. The new component stresses better management in foreign exchange exposure, trading risk and interest rate risk ("IRR").

REVIEW OF FINANCIAL POSITION:

In 1997, the Company focused its efforts on better serving its existing customers and on expanding its customer base. On July 25, 1997, the Company's wholly-owned subsidiary, Community Bank and Trust Company ("Community Bank") entered a definitive agreement to acquire two branches of First Union National Bank ("First Union"). The branches, located in Eynon, Lackawanna County, Pennsylvania, and Factoryville, Wyoming County, Pennsylvania, became fully-functional Community Bank offices on November 14, 1997. The Company also continued its strategy to build the role of loans in its earning-assets mix while promoting safety and soundness in its investment portfolio. As a result of its efforts, the Company experienced moderate growth in 1997.

The Company's total assets grew $27.0 million or 7.6 percent, from $354.8 million at December 31, 1996, to $381.8 million at December 31, 1997. Total asset growth of the peer group of 35 banks located in Northeastern Pennsylvania averaged 9.4 percent in 1997. For the year, the Company's total assets averaged $359.4 million as compared to $347.3 million in 1996, a $12.1 million increase. The primary source of this increase was the growth in the Company's loan portfolio. The composition of the balance sheet changed during the year as evidenced by a shift in the ratios of average investments and federal funds sold to average earning assets and average loans to average earning assets. For 1997, the ratio of average investments and federal funds sold to average earning assets declined to 30.1 percent from 34.6 percent in 1996. A counteractive effect took place in the average loans to average earning assets ratio, which was 69.9 percent in 1997, an increase over the 65.4 percent recorded for 1996.

Although not to the extent of the loan portfolio, investments rose from $102.0 million at December 31, 1996, to $105.7 million at December 31, 1997. The Company increased its portfolio in 1997 by purchasing short-term U.S. Treasury securities, U.S. Government agencies and intermediate-term obligations of states and municipalities. The short-term investments were acquired to fund future loan demand and the tax-exempt municipal securities were acquired to reduce the Company's tax burden. The tax-equivalent yield on the investment portfolio increased to 6.6 percent for 1997 compared to 6.4 percent for 1996.

Loans, net of unearned income, increased $14.4 million or 6.1 percent during 1997. The Company had aggregate loans of $7.0 million to certain large Pennsylvania-based commercial banks at December 31, 1997. In addition, the Company sold $3.4 million in student loans to a servicing agent during the second quarter of the year. Adjusting for the commercial bank credit extension and student loan sales, the loan portfolio growth was $10.8 million or 4.6 percent. Customers took advantage of the favorable mortgage rate environment as one-to-four family residential mortgages and nonfarm, nonresidential real estate loans comprised the main portion of the increase. Loan growth of the peer group averaged 10.8 percent for 1997. For the year, the tax-equivalent yield on the Company's loan portfolio declined slightly to 8.5 percent compared to 8.6 percent for 1996.

The placement of one large commercial loan on nonaccrual status, coupled with a lagging effect in the local economy, led to some deterioration in the Company's asset quality in 1997 as compared to 1996. The Company's nonperforming loans as a percentage of loans, net of unearned income, ratio was 2.25 percent at December 31, 1997, compared to 1.44 percent at December 31, 1996. Additionally, the ratio of nonperforming assets to loans, net of unearned income, equaled 2.41 percent at December 31, 1997, compared to 1.62 percent one year earlier. The Company's allowance for loan losses as a percentage of loans, net of unearned income, declined from 1.67 percent at December 31, 1996, to 1.52 percent at December 31, 1997. The Company's net charge-off position, coupled with the greater loan demand, were the primary reasons for the decline.

Total deposits increased $11.9 million, or 3.7 percent, from $320.5 million at December 31, 1996, to $332.4 million at December 31, 1997. Deposit growth for the peer group averaged 8.5 percent for 1997. The major cause of the deposit inflow was attributable to the addition of the Eynon and Factoryville branches. The Company's cost of funds rose slightly to 4.8 percent for 1997 compared to 4.7 percent for 1996. In contrast, the peer group experienced a slight decline in its cost of funds from 4.7 percent in 1996 to 4.6 percent in 1997.

The Company experienced improved interest sensitivity and liquidity positions from year-end 1996 to year-end 1997. Interest sensitivity, as measured by the ratio of cumulative one-year, rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL"), rose from 0.73 at December 31, 1996, to 0.86 at December 31, 1997. Both ratios were within the acceptable guidelines of 0.7 and 1.3 set forth in the Company's Asset/Liability Management Policy. The positive change in the Company's liquidity position is best illustrated by its net noncore funding dependence and net short-term noncore funding dependence ratios. At December 31, 1997, the net noncore funding dependence ratio equaled negative 7.5 percent. The same ratio equaled 2.6 percent at December 31, 1996. The Company's net short-term noncore funding dependence ratio totaled negative 10.2 percent at December 31, 1997, while the same ratio totaled 0.4 percent one year earlier. These ratios well outperformed those of the peer group for 1997, which recorded a net noncore funding dependence ratio of 10.8 percent and a net short-term noncore funding dependence ratio of 23.0 percent.

Stockholders' equity improved from $31.3 million at December 31, 1996, to $36.1 million at December 31, 1997, a $4.8 million increase. This increase primarily came from strong earnings of $4.4 million and a $1.0 million positive change in the net unrealized holding gain partially offset by dividends declared for the year of $659.

The Leverage ratio, a key regulatory ratio, defined as Tier I capital as a percentage of total average assets less intangible assets, increased to
8.7 percent at year-end 1997 from 8.4 percent at year-end 1996. At December 31, 1997, the Company exceeded all relevant regulatory capital measurements and was considered well capitalized.

In addition to improving the Company's financial position and performance, management completed several significant undertakings in 1997. These events included: (i) the establishment of a fixed-rate annuity product sales program; (ii) the initiation of a Dividend Reinvestment Program ("DRP"); (iii) the introduction of incentive programs for managers and customer service employees; (iv) the planning of a new community office facility and administrative center; and (v) the purchase of the previously-mentioned branch offices.

INVESTMENT PORTFOLIO:

Low inflation, moderate economic growth and the Asian economic crisis all influenced the bond market in 1997. Bond prices rose in 1997 due to declining investors' expectations of future inflation and increased demand for fixed-income securities. The greater demand resulted from uncertainty in world markets and strength of the United States dollar. Such demand intensified by reductions in the supply of bonds. The United States budget deficit evaporation and the earning surplus have reduced the need for new government bond sales.

Long-term investment yields declined 72 basis points while short-term investment yields declined, to a lesser extent, by 22 basis points during 1997. The 30-year U.S. Treasury bond opened the year with a 6.65 percent yield and ended 1997 yielding 5.93 percent. Meanwhile, yields on the two-year U.S. Treasury note also declined, beginning 1997 with a 5.88 percent yield and ending the year yielding 5.66 percent. The changes in long- and short-term interest rates in 1997 had a flattening effect on the yield curve. At the beginning of 1997, the yield curve spread of the 30-year U.S. Treasury bond over the two-year U.S. Treasury note was 77 basis points. By the end of 1997, this advantage had been trimmed to 27 basis points.

The Company's investment portfolio had an effective duration of 1.8 years and primarily consisted of government securities, obligations of states and municipalities and mortgage-backed securities. U.S. Treasury securities and U.S. Government agencies, including mortgage-backed securities, accounted for 59.4 percent of aggregate investments at December 31, 1997. The majority of the remaining portion of the portfolio primarily consisted of insured general obligations of states and municipalities that received a rating of "Baa" or higher from Moody's or "BBB" or higher from Standard and Poor's rating services. Comparatively, the investment portfolio's effective duration was 2.0 years in 1996. The Company experienced an improvement in its bond portfolio's total return in 1997. For the year, the Company's total return amounted to 7.9 percent. In comparison, the Lehman Brothers' aggregate-bond index, a benchmark used by most investment managers, scored a 9.4 percent total return for 1997. For 1996, the Company's total return at 4.9 percent exceeded the Lehman Brothers' Index at 3.6 percent.

Market conditions for 1997 aided the value of the Company's investment portfolio. A strong economy and falling interest rates bolstered the net unrealized holding gain on investment securities to $1,600, net of deferred income taxes of $825, at December 31, 1997, from $564, net of deferred income taxes of $291, at December 31, 1996. The unrealized holding gain equaled 2.35 percent of amortized cost at December 31, 1997, an improvement from the 0.85 percent reported at December 31, 1996.

For the years ended December 31, 1997 and 1996, the Company classified all investment securities as available-for-sale. The peer group also continued its trend toward the available-for-sale classification as it classified 90.7 percent of their investments as available-for-sale at December 31, 1997, compared to 90.3 percent at December 31, 1996.

The Company continued its de-emphasis on the investment portfolio in 1997. Average investments declined as a percentage of average assets from 31.7 percent in 1996, to 27.5 percent in 1997. In comparison, the peer group held 31.9 percent in 1997 and 33.6 percent in 1996 of its average assets in investment securities.

The Company did not sell securities in 1997. Proceeds from securities sales in 1996 amounted to $1.5 million. The Company recognized net losses of $58 in 1996 related to such sales. Repayments from investment securities totaled $31.2 million in 1997 and $24.9 million in 1996. During 1997, the Company purchased: (i) $9.0 million in short-term U.S. Treasury securities; (ii) $4.3 million in intermediate-term state and municipal obligations; (iii) $19.8 million in short-term collateralized mortgage obligations ("CMOs") and pooled mortgage-backed securities; and
(iv) $298 in equity securities, primarily common stock of the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"). Investment purchases amounted to $20.2 million in 1996.

Contrary to the significant decline in the yields on U.S. Treasuries during 1997, the tax-equivalent yield on the Company's investment portfolio rose from 6.4 percent in 1996 to 6.7 percent in 1997. U.S. Treasury securities and obligations of states and municipalities comprised 64.8 percent of the investment portfolio at December 31, 1997, versus 72.5 percent at December 31, 1996. Except for U.S. Treasury securities and U.S. Government agencies, there were no securities of any individual issuer that exceeded 10.0 percent of the Company's stockholders' equity at December 31, 1997 and 1996. All of the investment securities in the Company's portfolio are considered "investment grade," receiving a rating of "Baa" or higher from Moody's or "BBB" or higher from Standard and Poor's rating services at December 31, 1997, except for $1,862 of tax-exempt obligations of local municipalities. At December 31, 1997, investment securities with an amortized cost of $25,971 were pledged to secure deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. At December 31, 1996, the amortized cost of pledged securities equaled $35,099. The fair value of such securities equaled $25,979 at December 31, 1997, and $34,968 at December 31, 1996.

At December 31, 1997 and 1996, the Company's investment portfolio contained no high-risk CMOs as defined in the Federal Reserve Board's Supervisory Policy Statement on Securities Activities. At December 31, 1997, the carrying value of the Company's holdings of structured notes was $2.0 million. Specifically, such securities included a dual-index floater and a delevered floater, each having a carrying value of approximately $1.0 million. Both securities matured in 1998. The Company had no dealings in derivative financial instruments or derivative commodity instruments for the three years ended December 31, 1997.

LOAN PORTFOLIO:

A strong national economy, tumbling interest rates and unseasonably mild temperatures led to record-breaking statistics for residential lending in
1997.   New home sales reached 805 thousand for the year, a 5.5 percent increase over 1996. Sales for the Northeast region experienced a 6.8 percent rise, second only to the 7.4 percent growth in the Southern region. Sales of previously-owned homes enjoyed their second consecutive record-breaking year reaching 4.2 million, marking a 3.1 percent increase over the 1996 record. The Northeast region also experienced the second-highest increase in this category with a 3.4 percent increase over 1996. Housing starts for 1997 approximated 1996 levels with 1.5 million new homes and apartment units begun. Of these new starts, 1.1 million were for new single-family dwellings, a 5.2 percent decline from the 1996 figure. For the Northeast, housing starts increased 3.5 percent compared to 1996. The national median selling price on new homes rose to $145.5, a slight increase compared to 1996. For existing homes, the median selling price for 1997 reached $124.1, a 5.2 percent increase from the $118.0 recorded for 1996. In the Northeast, the median selling price for an existing home rose to $145.1, a 3.0 percent increase compared to 1996.

Interest rates on 30-year mortgages began 1997 at 7.6 percent and peaked in April at 8.2 percent. During the remainder of 1997, the 30-year mortgage interest rate tumbled to a year-end low of just under 7.0 percent. This level was the nation's lowest since it hit 6.9 percent in October of 1993. These lower rates also led to a record number of loan refinancings in 1997. As the year closed, refinancings accounted for nearly 60.0 percent of all mortgage applications, which was approximately three times the usual percentage.

Housing was not the only sector that benefitted from the nation's strong economic position. United States business lending also experienced an upswing in 1997. With the declining rate environment, companies began to borrow at a furious pace to "lock-in" some of the lowest corporate interest rates ever offered. At December 31, 1997, the nation's banks recorded $853.9 billion in commercial and industrial loans. This marked a $74.8 billion or 9.5 percent increase over the December 31, 1996, amount.

While mortgage and commercial lending flourished in 1997, consumer lending performed sluggishly. Overall, consumer lending for the nation's banks ended the year at $506.5 billion. At December 31, 1996, this figure equaled $525.8 billion. The 3.8 percent decline was partially attributable to the lag in changes on consumer loan interest rates as compared to general market rates.

Loans, net of unearned income, amounted to $250.2 million at December 31, 1997, a $14.4 million or 6.1 percent increase over the $235.8 million at December 31, 1996. The Company had aggregate commercial loans of $7.0 million to certain large Pennsylvania-based commercial banks at December 31, 1997. The Company had no such loans at year-end 1996. Adjusting for short-term credit extensions to other financial institutions and the sale of $3.4 million in student loans during the second quarter of 1997, the increase would have approximated $10.8 million in 1997. After considering all adjustments, the increase in aggregate loan demand can be primarily attributed to two areas. For 1997, loans issued for one-to-four family residential properties increased $8.9 million or 6.1 percent compared to 1996. Additionally, loans issued for nonfarm, nonresidential properties rose $5.3 million or 17.8 percent over 1996. Partially offsetting these increases was a decline in commercial loans, adjusted for the extensions to large Pennsylvania-based commercial banks, of $4.4 million compared to 1996. Loans, net of unearned income, amounted to
68.7 percent of total earning assets at December 31, 1997. The same ratio equaled 69.1 percent at December 31, 1996. During 1997, the peer group's average loans accounted for 64.0 percent of average assets as compared to the Company's ratio of 67.3 percent.

The tax-equivalent yield on the loan portfolio declined slightly from 8.6 percent in 1996 to 8.5 percent in 1997. This level also lagged the 9.0 percent yield of the Company's peer group. The lower yield resulted from the Company's 1997 pricing strategies in light of the falling interest rate environment and intensified competition for loan customers. In contrast to the national trends, the Company's volume of refinanced residential mortgages dropped considerably from $23.1 million in 1996 to $10.9 million in 1997. The large level of 1996 refinancings primarily came in the second and third quarters as customers took advantage of the Company's "Loan Sale" marketing efforts.

Falling mortgage rates and credit extensions to financial institutions led to a slight change in the composition of the loan portfolio during 1997. The favorable mortgage lending conditions led to real estate loans accounting for approximately 72.8 percent of total loans outstanding at December 31, 1997, compared to 71.9 percent for the same period of 1996. Real estate loans amounted to $182.2 million at December 31, 1997, an increase of $12.7 million as compared to year-end 1996. Commercial loan volumes increased by $2.6 million at December 31, 1997, as compared to
December 31, 1996.   This increase is due to $7.0 million in outstanding
credit extensions to other Pennsylvania-based commercial banks at December 31, 1997. Had such extensions not been granted, the Company would have experienced a $4.4 million decline in its commercial loan portfolio. Consumer loan volumes declined in 1997, falling from $29.9 million at December 31, 1996, to $29.0 million at December 31, 1997. Adjusting for the Company's $3.4 million sale of student loans, consumer loans would have experienced an increase of $2.5 million.

At December 31, 1997, the Company had no loan concentrations exceeding
10.0 percent of total loans, excluding locational concentrations, to individual or multiple borrowers engaged in activities that would cause them to be similarly affected by changes in economic or other conditions. The Company limits its exposure to concentrations of credit risk by the nature of its lending activities as approximately 62.4 percent of total loans outstanding are secured by residential properties. The average mortgage outstanding on a residential property was $37 at December 31, 1997. The Company maintains a policy restricting the loan-to-value ratio at 80.0 percent. During 1997 and 1996, the loan portfolio did not consist of any form of credit involving highly-leveraged transactions, defined as financing transactions that involve the buyout, acquisition or recapitalization of an existing business and include credits extended to highly-leveraged industries.

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments include commitments to extend credit, unused portions of home equity and credit card lines and commercial letters of credit. The Company's exposure to such commitments was $17.8 million at December 31, 1997, and $10.9 million at December 31, 1996. No provision for loan losses for these commitments was deemed necessary at December 31, 1997 or 1996.

The Company's fixed-rate loans increased $15.8 million at December 31, 1997, while adjustable-rate loans declined $1.4 million. Fixed-rate loans comprised 81.7 percent of the loan portfolio at December 31, 1997, with adjustable-rate loans making up the remaining 18.3 percent. At December 31, 1996, fixed-rate loans accounted for 79.9 percent of the loan portfolio with adjustable-rate loans making up the remaining 20.1 percent.

ASSET QUALITY:

Personal bankruptcies in the United States continued to rise in 1997 and bank charge-off levels remained near the recessionary levels of 1990 and 1991. Despite these occurrences, national asset quality experienced little deterioration. In 1997, 1.4 million Americans filed for personal bankruptcy, a 19.0 percent rise over 1996. With respect to residential mortgage lending, the Mortgage Bankers Association of America reported that national residential mortgage delinquencies rose to a seasonally-adjusted rate of 4.4 percent during the fourth quarter of 1997. Moreover, national commercial credit delinquencies did not deteriorate despite the economic difficulties experienced world-wide.

Bankruptcies in Northeastern Pennsylvania rose 42.2 percent for 1997, over twice the increase experienced nationally. Mounting credit card debts, job losses, uninsured medical expenses and family breakups were all cited as causes for the rise. Bankruptcy filing increases were seen not only among the younger generation but also among the elderly as many older adults got into financial difficulty from supporting their adult children.

Unemployment rates in the Company's market area remain above the levels reported for the United States and Pennsylvania. These inflated unemployment figures deteriorated asset quality levels. Such deterioration is evidenced by a rise in the peer group's ratio of nonaccrual loans as a percentage of gross loans. At December 31, 1997, the peer group's ratio equaled 0.71 percent, a 17 basis point rise over the 0.54 percent recorded at December 31, 1996.

Nonperforming assets, consisting of nonperforming loans and foreclosed assets, totaled $6.0 million at December 31, 1997, compared to $3.8 million at December 31, 1996. The Company's foreclosed assets had a net decrease of $15 during 1997. Eight loans totaling $336 were transferred to foreclosed assets and were offset by the sale of five properties totaling $400, including net gains on such dispositions of $49. In 1996, a property originally purchased by the Company to be utilized as a site for a new branch office was included in other real estate. During 1995, management reevaluated its intent for such property and transferred it to other real estate at $220, which equaled 80.0 percent of its appraised value, with the difference being recorded in other losses. In the first quarter of 1997, such property was sold with a gain of $50 being recognized. The carrying values of all properties included in other real estate were no more than 80.0 percent of their collateral values at December 31, 1997.

Nonperforming loans, consisting of accruing loans past due 90 days or more and impaired loans, increased $2.2 million during 1997 from $3.4 million to $5.6 million. The rise in nonperforming loans was primarily due to a $1,272 increase in accruing loans past due 90 days or more and a $967 increase in impaired loans. The $967 change in impaired loans included gross loans placed into this category of $1,544 and gross loans removed as a result of charge-offs of $113, transfers to other real estate of $233, and principal repayments of $231. Approximately 60.0 percent of the $1,544 of gross loans placed into impaired status during 1997 was attributable to one commercial customer. Accruing loans past due 90 days or more increased from $1,897 at December 31, 1996, to $3,169 at December 31, 1997. The major portion of the increase came from a $1,289 increase in real estate loans past due 90 or more days. The Company experienced some deterioration in its asset quality ratios in 1997. The impaired loans as a percentage of loans, net of unearned income, ratio was 0.98 percent at December 31, 1997, compared to 0.63 percent at December 31, 1996. For the Company's peer group, this ratio was 0.71 percent. Additionally, the nonperforming assets to loans, net of unearned income, ratio equaled 2.41 percent at December 31, 1997, compared to 1.62 percent one year earlier. This ratio was also less favorable as compared to the peer group's 1.73 percent recorded at December 31, 1997.

At December 31, 1997 and 1996, the Company had a recorded investment in impaired loans of $2,461 and $1,494, respectively. The recorded investment in impaired loans averaged $2,368 in 1997 and $1,528 in 1996. At December 31, 1997, the amount of recorded investment in impaired loans for which there was a related allowance for loan losses and the amount of the allowance was $2,272 and $541, respectively, and $1,269 and $650, respectively, for the year-ended December 31, 1996. The amount of recorded investment for which there was no related allowance for loan losses was $189 and $225 at December 31, 1997 and 1996, respectively. During 1997, activity in the allowance for loan losses account related to impaired loans included a provision charged to operations of $4 and losses charged to the allowance of $113. There were no recoveries of impaired loans previously charged-off in 1997. The activity in 1996 in the allowance for loan losses account related to impaired loans included a provision charged to operations of $3, losses charged to the allowance of $92 and recoveries of impaired loans previously charged-off of $125. Interest income related to impaired loans would have been $90 in 1997 and $113 in 1996 had such loans been current and the terms of the loans not been modified. Interest recognized on impaired loans amounted to $84 in 1997 and $30 in 1996. Included in these amounts was interest recognized on a cash basis of $84 and $30, respectively. Cash received on impaired loans applied as a reduction of principal totaled $587 and $398 in 1996. There were no commitments to extend additional funds to customers with impaired loans at December 31, 1997 and 1996.

The allowance for loan losses, against which loans are charged-off, equaled $3.8 million at December 31, 1997, and represented 1.52 percent of loans, net of unearned income. At December 31, 1996, the allowance was $3.9 million and represented 1.67 percent of loans, net of unearned income. The Company's strong loan demand led to the reduced ratio. However, such ratio continued to exceed both the peer group and regulatory guidelines. At December 31, 1997, the peer group reported a
1.30 percent ratio, down slightly from the 1.38 percent ratio recorded one year earlier.

As a percentage of nonperforming loans, the allowance account covered
67.5 percent at December 31, 1997. This coverage ratio at December 31, 1996, calculated to 116.3 percent. Relative to all nonperforming assets, the allowance covered 62.9 percent at December 31, 1997. At December 31, 1996, the ratio equaled 103.5 percent.

Net charge-offs were $506 or 0.21 percent of average loans outstanding in 1997 compared to $259 or 0.12 percent in 1996. The nation's top 50 banks reported a net charge-offs to average loans ratio of 0.54 percent for 1997 and 0.63 percent for 1996, while the peer group reported net charge-offs as a percentage of average loans outstanding of 0.29 percent for 1997 and 0.28 percent for 1996.

DEPOSITS:

The solid economic conditions prevalent throughout the United States during 1997 led to greater consumer confidence levels and higher disposable income rates, but did not foster growth in personal saving patterns. Consumer confidence ended 1997 at 136.3, the highest level experienced since 1967. Real disposable income increased 2.9 percent from 1996 levels, the best performance in the last three years. Despite this increase, personal savings rates, a measure of savings as a percentage of disposable after-tax income, dropped to 2.1 percent, the lowest level witnessed since 1939. National unemployment continued its downward spiral, falling from 5.3 percent at year-end 1996 to 4.7 percent
by the end of 1997.   With the job market narrowing, hourly wages
continued to move upward, rising 3.7 percent for 1997. This enhanced personal wealth led to a 5.4 percent annual spending growth rate in 1997, the greatest increase since 1994. Any funds left from the 1997 consumer "spending spree" did not, however, find their way into bank deposit accounts. Consumers took advantage of the higher-yielding mutual fund and stock markets as opposed to lower-yielding bank deposits. On average, diversified United States stock funds returned 24.4 percent in 1997, making the cumulative return on such instruments 95.3 percent over the past three years. Also, despite a 554 point drop on October 27, 1997, the Dow Jones rebounded and ended the year over the 7,900 mark. Consumers young and old put more money away for their retirement. Overall, retirement savings rose 2.0 percent in 1997.

Mutual fund and stock markets were not the only obstacles the Company faced in deposit gathering for 1997. Local bank and thrift institutions also competed aggressively for customer deposits. For example, the average rate paid on a 30-month certificate of deposit for the Company's peer group exceeded 5.4 percent for 1997. Comparatively, the average rate on 30-month certificates paid by commercial banks in the United States was 5.3 percent for the year.

Deposit volumes rose 3.7 percent from $320.5 million at December 31, 1996, to $332.4 million at December 31, 1997. Such increase was primarily due to the Company's acquisition of the Eynon and Factoryville branches from First Union. Without considering deposits from these branches, the Company's total deposits would have been $310.7 million at December 31, 1997. For Northeastern Pennsylvania banks, deposits increased 8.5 percent from year-end 1996 to year-end 1997. Total deposits averaged $322.4 million for 1997 compared to $313.3 million for 1996, an increase of 2.9 percent. For the first quarter of 1997, the Company's total deposits declined $2.7 million primarily due to a reduction in time deposits $100 or more held by school districts. During the second quarter, the Company's deposits grew $5.8 million. The primary cause of the second quarter increase was an $8.2 million increase in time deposits less than $100 fueled by the Company's offering of a special time deposit during the quarter. Also contributing, to a lesser degree, was a $2.1 million rise in commercial checking accounts. These increases were partially offset by a $7.2 million decline in time deposits $100 or more due to the cyclical nature of local school district deposits. The third quarter of 1997 closed with the Company's deposits $3.2 million below the $323.6 million recorded at June 30, 1997. The Company, in anticipation of the pending influx of deposits from the Eynon and Factoryville branch acquisition, was less aggressive in deposit pricing. Deposits, net of the acquired branch funds, declined $9.7 million during the final quarter of 1997, as management chose to lower the Company's cost of funds by not actively competing for higher-costing, short-term time deposits of commercial enterprises.

The Company's deposit composition continued to change, as evidenced by a decline in the average volume of transaction accounts as a percentage of average total deposits. For the year-ended December 31, 1997, this ratio equaled 39.7 percent as compared to 40.9 percent for the same period of 1996. Customers repositioned available funds from lower-yielding transaction accounts into higher-yielding time deposits in order to enhance their yields. The Company's weighted-average cost of time deposits for 1997 totaled 5.8 percent. For 1997, average time deposits accounted for 54.1 percent of the Company's average assets. The Company's average core deposits to average total deposits had little change in 1997, falling slightly from 91.1 percent in 1996, to 91.0 percent. For 1997, the Company's cost of funds rose slightly to 4.8 percent from 4.7 percent in 1996. The Company's increase was primarily due to rises in rates offered on money market accounts and time deposits $100 or more in the latter part of the year. In contrast, the peer group's cost fell slightly from 4.7 percent in 1996 to 4.6 percent in 1997.

In 1997, the Company's noninterest-bearing deposits grew $4.3 million from $26.4 million at December 31, 1996, to $30.7 million at December 31, 1997. Average volumes of noninterest-bearing deposits also increased
from $26.3 million in 1996 to $27.4 million in 1997.   For 1997 and 1996,
average noninterest-bearing deposits comprised 7.6 percent of total average assets. In comparison, the peer group's average noninterest-bearing deposits comprised 8.9 percent of total average assets for 1997 and 7.6 percent of total average assets for 1996.


Volatile deposits, time deposits in denominations $100 or more, declined from $35.9 million at December 31, 1996, to $20.8 million at December 31, 1997. As aforementioned, this decline came as the Company chose not to actively compete for time deposits $100 or more in an attempt to bring its cost of funds to a more acceptable level. The Company was also less reliant on this funding as compared to the peer group in 1997. Average volatile deposits, as a percentage of average assets, was 8.1 percent in 1997 as compared to 10.8 percent for the peer group. The Company's average cost of such funds rose 24 basis points during 1997.

Short-term borrowings available to the Company consist of a line of credit and fixed-rate advances with the FHLB-Pgh secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investment and mortgage-backed securities and mortgage loans. The line is limited to the Company's maximum borrowing capacity ("MBC") with the FHLB-Pgh, which is based on a percentage of qualifying collateral assets. At December 31, 1997, the Company's MBC was $137.4 million. There were $9.6 million in short-term borrowings outstanding at December 31, 1997. At December 31, 1996, the Company had no short-term borrowings outstanding. The average daily balance and weighted-average rate on aggregate short-term borrowings was $138 at 5.8 percent in 1997 and $51 at 5.9 percent in 1996. The maximum amount of all short-term borrowings outstanding at any month end was $9.6 million during 1997 and $2.8 million during 1996. Short-term borrowings during 1997 and 1996 consisted entirely of the FHLB-Pgh line of credit.

Long-term debt at December 31, 1997 and 1996, consisted entirely of a 7.5 percent fixed-rate, amortizing advance from the FHLB-Pgh Community Investment Program. This advance matures on September 2, 2009. The scheduled principal payments on the note total $3 for each of the five years 1998 through 2002. The average daily balance on long-term debt for 1997 was $45 with a weighted-average rate of 8.9 percent. For 1996, the average daily balance on long-term debt was $2.1 million with a weighted-average rate of 4.4 percent. Included in the average daily balance and weighted-average rate for 1996 was a $3.0 million, 4.3 percent fixed-rate advance that matured September 9, 1996. The note was repaid in accordance with its contractual terms.

MARKET RISK SENSITIVITY:

The Company utilizes various computerized modeling techniques for market risk management. For 1997, management implemented an additional technique to assess the Company's market risk exposure based on newly-introduced Securities and Exchange Commission ("SEC") guidance.
On January 28, 1997, the SEC issued, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." This final rule requires quantitative and qualitative disclosures related to market risk inherent in derivative financial instruments, certain derivative commodity instruments and other financial instruments outside the
financial statements.   Derivative financial instruments include:  (i)
futures; (ii) forwards; (iii) swaps; (iv) options; and (v) other financial instruments with similar characteristics. The Company utilizes the tabular presentation alternative in complying with quantitative and qualitative disclosure rules.

At December 31, 1997, the Company had investments of $37.1 million with a weighted-average, tax-equivalent yield of 5.49 percent scheduled to mature within one year. Correspondingly, net loans of $54.5 million with a weighted-average, tax-equivalent yield of 8.04 percent were scheduled to mature in the same timeframe. Overall, interest-earning assets scheduled to mature within one year equaled $99.8 million with a weighted-average, tax-equivalent yield of 6.88 percent. With respect to interest-bearing liabilities, the Company had interest-bearing transaction accounts, defined as money market, NOW and savings accounts, of $21.9 million with a weighted-average yield of 2.73 percent scheduled to mature within one year. The Company had time deposits of $93.7 million with a weighted-average yield of 5.12 percent scheduled to mature in the same timeframe. Total interest-bearing liabilities scheduled to mature within one year equaled $125.2 million with a weighted-average rate of 4.75 percent.

Additionally, the Company supplements the market risk disclosure model through simulation analysis utilizing interest rate "shocks." The model analyzes the effects instantaneous parallel shifts of plus or minus 100 basis points will have on the economic values of other financial instruments. The results of the model at December 31, 1997, indicated declines of 3.9 percent and 1.3 percent in the fair values of other financial assets and other financial liabilities, respectively, given a parallel and instantaneous rise in interest rates of 100 basis points. Conversely, a similar decline in interest rates would cause increases of
4.3 percent and 1.4 percent, respectively.

The Company also uses models that consider repricing frequencies of RSA and RSL in addition to maturity distributions. One such technique utilizes a static gap report, which attempts to measure the Company's interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals.

At December 31, 1997, the Company had a cumulative one-year, RSA/RSL ratio of 0.86. This ratio has improved from the 0.73 at December 31, 1996. The improvement over 1996 levels was partially attributable to the
Company's strategy of investing in shorter-term investments.   At
December 31, 1997, 35.1 percent of the Company's investment portfolio was scheduled to mature or reprice within one year. The same ratio equaled
30.2 percent at December 31, 1996. The improvement was also aided by an increase in loans maturing or repricing within one year. At December 31, 1997, loans maturing or repricing within one year totaled $83.8 million, a $2.3 million increase from one year earlier. Favorable borrowing conditions led the Company to shift the excess funds not used for investment purchases into shorter-term loans in order to satisfy demand. Time deposits $100 or more also contributed to improvement in the cumulative one-year gap as they declined $17.5 million to $12.3 million at December 31, 1997, from $29.8 million at December 31, 1996.

While the Company's cumulative one-year ratio improved, its three-month ratio fell. The three-month ratio equaled 1.87 at December 31, 1997, compared to 2.44 at December 31, 1996. This change occurred primarily due to an increase in time deposits less than $100 maturing within three months. At December 31, 1997, time deposits less than $100 maturing or repricing in this timeframe totaled $32.1 million compared to $22.0 million at December 31, 1996. This change occurred as customers chose liquidity over return when investing in time deposits less than $100. According to the results of the static gap report, the Company was liability rate- sensitive for the cumulative one-year period.

As a final tool to assist in managing its market risk sensitivity, the Company enhances its asset/liability management by using a simulation model. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at December 31, 1997, produced results contrary to those indicated by the one-year static gap position. Should a parallel and instantaneous rise in interest rates of 100 basis points occur, an increase in net interest income of 0.5 percent is expected. Conversely, a 100 basis point decline in market rates would cause a 0.4 percent decrease in net interest income.

LIQUIDITY:

Compared to 1996, the Company's liquidity position improved in 1997. The best illustrations of this change were the Company's net noncore funding dependence and net short-term noncore funding dependence ratios. At December 31, 1997, the net noncore funding dependence ratio equaled negative 7.5 percent. The same ratio equaled 2.6 percent at December 31, 1996. The Company's net short-term noncore funding dependence ratio totaled negative 10.2 percent at December 31, 1997, while the same ratio totaled 0.4 percent one year earlier. These ratios also well outperformed those of the peer group for 1997. The peer group recorded a net noncore funding dependence ratio of 7.4 percent and a net short-term noncore funding dependence ratio of 2.6 percent at December 31, 1997.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities.
Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and FHLB-Pgh, and federal funds sold, increased $6.2 million in 1997. Net cash provided by operating activities was the primary reason for the net cash inflow for 1997. This amount totaled $5.5 million and primarily resulted from the Company's $4.4 million in net income.

The Company's net cash used in investing activities totaled $1.1 million for 1997. The primary components of the outflow from investing activities were loan disbursements and investment purchases, partially offset by inflows from investment and net branch acquisition proceeds. The Company's net loan disbursements amounted to $17.9 million for 1997. The Company also purchased $33.4 million in securities during 1997. Such purchases were funded with the $31.2 million in securities repayments as well as net proceeds of $16.3 million from the branch acquisition occurring in the fourth quarter of 1997.

Net cash provided by financing activities equaled $1.9 million in 1997. The rise was primarily attributable to an increase of $9.6 million in overnight borrowings partially offset by a $7.1 million reduction in time deposits.

CAPITAL ADEQUACY:

Stockholders' equity improved $4.8 million during 1997, or 15.5 percent compared to 1996. The primary component of this increase was the Company's generation of $4.4 million in net income, partially offset by $659 in dividends declared for the year. The Company's capital position also benefitted from a $1.0 million positive change in the net unrealized holding adjustment. The Company reported a net unrealized holding gain of $1.6 million at December 31, 1997, as compared to $564 at December 31, 1996.

For the year-ended December 31, 1997, the Company declared dividends of $659 or $0.30 per share as compared to $623 or $0.28 per share for the same period of 1996. As a percentage of net income, cash dividends declared in 1997 equaled 15.0 percent.

On April 2, 1997, the Company filed a registration statement with the SEC to register 300 thousand shares of common stock to be used for the DRP. The plan went into effect beginning with the second quarter dividend and offers stockholders the opportunity to automatically reinvest their dividends in shares of the Company's common stock. Stockholder participation in the plan approximated 25.4 percent of average outstanding shares for 1997.

The Company exceeded all relevant regulatory capital measurements at December 31, 1997 and 1996, and was considered well capitalized. The Company improved its capital level in 1997 as evidenced by its improved Leverage ratio. This ratio was 8.7 percent at December 31, 1997, compared to 8.3 percent at December 31, 1996. At December 31, 1997, the Company had a Tier I risk-based ratio of 15.9 percent and a total risk-based ratio of 17.2 percent. The Tier I risk-based ratio was 15.4 percent and the total risk-based ratio was 16.7 percent at December 31, 1996.

REVIEW OF FINANCIAL PERFORMANCE:

As was the case in 1996, financial institutions throughout the nation recorded an increase in profits. As previously mentioned, this is best illustrated by the performance of the nation's top 50 banks. For 1997, this composite group earned net income of $40.5 billion, an 11.9 percent increase compared to 1996. Similarly, Mid-Atlantic banks recorded an increase in net income of 18.2 percent compared to 1996.

For its second consecutive year, the Company surpassed its highest net income in its existence earning $4,400 or $2.00 per share in 1997. This marks a $200 increase over the $4,200 or $1.91 per share earnings of 1996. The increase was a result of improvements in net interest income and noninterest income offset partially by a higher recorded level of noninterest expense.

The Company's return on average total assets ratio was 1.22 percent for 1997, a slight increase over the 1.21 percent recorded one year earlier. For the Company's peer group, the return on average total assets ratio equaled 1.33 percent for 1997. The Company's return on average stockholders' equity equaled 13.40 percent for 1997 as compared to 14.57 percent for 1996. This ratio, despite its decline from 1996, outperformed the 13.01 percent recorded for the peer group in 1997. Tax-equivalent net interest income increased $687 from $12,691 in 1996 to $13,378 in 1997. Higher loan volumes, partially offset by lower investment volumes and higher time deposit volumes, provided the main influences in improving net interest income.

For the year-ended December 31, 1997, the Company's provision for loan losses increased $60 to $360. The Company chose to increase its monthly provision from $25 to $35 effective July 1, 1997. This decision came in response to the Company's increased amount of credit extensions and adverse change in nonperforming asset levels.

Noninterest income increased from $1,387 in 1996 to $1,776 in 1997, an increase of $389 or 28.0 percent. The majority of such increase resulted from a $250 litigation settlement paid by a securities broker to the Company's wholly-owned subsidiary, Community Bank. The settlement was awarded with respect to Community Bank's business relationship with this broker prior to 1995. This nonrecurring addition had a $148.5 positive impact on earnings after applicable income taxes and legal fees. Noninterest income also was favorably influenced by a 5.6 percent increase in service charges, fees and commissions.

Noninterest expense for the Company increased $573 to $7,956 for 1997 compared to $7,383 for 1996. The increase was primarily caused by higher amounts of salaries and employee benefits expense and other expenses. Salaries and employee benefits expense increased as a result of annual merit raises, employee additions from the Eynon and Factoryville branch acquisition and costs associated with implementing the customer service training program. Higher levels of stationery and supplies costs resulting from the centralization of the purchasing department and newly-acquired branches were the major causes of the increase in other expenses.

NET INTEREST INCOME:

Tax-equivalent net interest income rose to $13,378 in 1997, an increase of $687 or 5.4 percent, compared to 1996. This increase was due entirely to the growth in the average volume of earning assets over the volume of average interest-bearing liabilities comparing 1997 to 1996. Specifically, the favorable volume variance resulted from an increase in the volumes of loans partially offset by reductions in investment volumes and greater time deposit volumes. For 1997, the Company's average loan volumes equaled $241.9 million, a $23.1 million or 10.5 percent increase over 1996. This $23.1 million increase accounted for a $1,792 positive influence on interest income. For the year-ended December 31, 1997, the Company's average investment volumes declined $11.4 million or 10.3 percent to $98.8 million. In executing this strategic decision, the Company experienced a negative investment volume variance of $746, partially offsetting the favorable loan volume variance. Also mitigating the positive influence of larger loan volumes was an increase in interest expense related to the growth of time deposits. For 1997, time deposits less than $100 averaged $165.5 million while time deposits $100 or more averaged $29.1 million. In contrast, time deposits less than $100 averaged $157.3 million and time deposits $100 or more averaged $27.8 million in 1996. These volume changes accounted for a $533 increase in interest expense for 1997 related to time deposit volumes.

Net interest income was not impacted by rate variances as the tax-equivalent yield on earning assets rose correspondingly to the cost of funds rate on interest-bearing liabilities. The tax-equivalent yield on earning assets increased from 7.85 percent in 1996 to 7.93 percent in 1997. On a tax-equivalent basis, interest income on earning assets
increased $172 due to yield appreciation.   The main reason for the
increase was a change in rates on taxable investments. The 17 basis point increase in the yield on taxable investments resulted in a positive rate variance of $288. The improvement in the yield on taxable investments was a result of the reinvestment of cash flows from maturing adjustable-rate U.S. Government agencies to higher-yielding investments. Partially offsetting this increase was a $73 negative rate variance on loans. In 1997, the Company's taxable portion of the loan portfolio yielded 8.55 percent. For the same period of 1996, the taxable loan yield equaled 8.66 percent. Loan yields on the tax-exempt portion of the portfolio also declined in 1997. For the year-ended December 31, 1997, the Company's yield on the tax-exempt portion of the portfolio equaled
8.08 percent compared to 8.21 percent from a year earlier. These declines resulted from general reductions in market rates and increased competition during 1997. The increase in interest expense of $172, resulting from interest rate changes on interest-bearing liabilities, was the same as the rate variance on earning assets. Approximately two-thirds of the rate variance on RSL was caused by increased fund costs on
time deposits.   For 1997, the average rate paid on time deposits less
than $100 equaled 5.70 percent compared to 5.67 percent paid for 1996. The average rate paid on time deposits $100 or more was also higher than 1996. For the year-ended December 31, 1997, the average rate paid on time deposits $100 or more equaled 6.17 percent, a 24 basis point increase over the 5.93 percent recorded for 1996. For 1997, the Company's net interest margin improved to 3.87 percent compared to 3.79 percent for 1996.

PROVISION FOR LOAN LOSSES:

The provision for loan losses for the nation's top 50 banks increased 6.7 percent in 1997 to $11.2 billion. This increase came in response to a rise in net charge-offs for the year of 10.8 percent to $12.3 billion. However, as a percentage of average loans outstanding, net charge-offs
fell to 0.54 percent in 1997 compared to 0.63 percent in 1996.   The more
cautious approach allowed the provisions to outdistance charge-offs by $300.0 million for the year. In line with the stance taken by the banking industry, the Company increased its provision for loan losses by $60 to $360 in 1997 from the $300 taken in 1996.

NONINTEREST INCOME:

The Company recorded noninterest income of $1,776, a $389 or 28.0 percent increase over the $1,387 reported for 1996. As previously mentioned, the primary cause of the increase was the settlement of a lawsuit against an investment securities broker.

Service charges, fees and commissions increased $81 or 5.6 percent from $1,445 for the year-ended December 31, 1996, to $1,526 for the same period of 1997. The major contributing factor to this increase was an increase in fees collected on insufficiently-funded customer accounts. The net investment securities losses of $58 recorded for 1996 resulted from the disposition of four adjustable-rate CMOs with a carrying value of $1,487. The disposition resulted from an Investment Committee decision based on a reassessment of the appropriateness of the securities related to their structure, composition and characteristics in line with future investment goals.

NONINTEREST EXPENSE:

For the year-ended December 31, 1997, noninterest expense totaled $7,956, a $573, or 7.8 percent increase, compared to 1996. The Company had a net overhead expense to average assets ratio of 1.8 percent, slightly higher than the 1.7 percent recorded in 1996. However, with respect to the peer group ratio of 2.7 percent, the Company continues to demonstrate greater efficiency. The Company's operating efficiency ratio was less favorable compared to 1996 as it equaled 58.3 percent in 1997, compared to 56.4 percent in 1996. The acquisition of the Eynon and Factoryville branches increased the Company's noninterest expense levels thus causing a corresponding adverse effect to the Company's efficiency ratio.

The majority of the Company's noninterest expense comes from salaries and benefits. For the year-ended December 31, 1997, these expenses totaled $4,098 and composed 51.5 percent of noninterest expense. This marked a $290 or 7.6 percent increase compared to 1996. The cost associated with personnel performance appraisals in the form of merit increases approximated 50.0 percent of the $290 change. The remainder of this increase is attributable to employee additions from the branch acquisition and customer service employee training expenses.

Net occupancy and equipment expense aggregated $1,199 for the year-ended December 31, 1997, slightly lower than the amount recorded for the same period last year. Lower maintenance and lease costs related to bank facilities and equipment used in normal banking operations were the major causes of the decline.

Other expenses totaled $2,659 in 1997, an increase of $297 or 12.6 percent compared to the $2,362 recorded in 1996. This unfavorable variance stemmed from a nonrecurring increase in stationery and supplies expense during the second quarter. This nonrecurring charge was associated with the Company's decision to centralize its purchasing department. Also contributing to the higher stationery and supplies expense level were expenses related to the Company's new imaging system and those related to the Eynon and Factoryville branches. The overall increase in 1997 compared to 1996 related to stationery and supplies
amounted to $149.   To a lesser degree, increased postage costs resulted
in a higher level of noninterest expenses for 1997. These costs were a result of numerous mailings to existing and potential customers of the Eynon and Factoryville branches and an enhancement in the distribution of Company information to stockholders.

INCOME TAXES:

The Company reported tax expense of $1,134 in 1997 compared to $1,013 in 1996. The effective tax rate for 1997 was 20.5 percent, up from the 19.4 percent reported for 1996. The Company's higher effective tax rate for 1997 was due to the overall improvement in income levels for the year. Despite the rise, this rate was significantly better than the 25.5 percent effective tax rate reported by the peer group for 1997.

The Company determined that it was not required to establish a valuation reserve for the deferred tax assets since it is more likely than not that the net deferred tax assets could be principally realized through carryback to taxable income in prior years and by future reversals of existing taxable temporary differences or, to a lesser extent, through future taxable income.






COMM BANCORP, INC.
DIRECTORS AND OFFICERS
                      -----------------------------------------------

BOARD OF DIRECTORS
COMM BANCORP, INC.
-------------------
DAVID L. BAKER
PRESIDENT AND
CHIEF EXECUTIVE OFFICER

WILLIAM F. FARBER, SR.
CHAIRMAN OF THE BOARD
Retired

JUDD B. FITZE
Attorney, Farr, Davis & Fitze

JOHN P. KAMEEN
SECRETARY
Publisher, Forest City News

ERWIN T. KOST
President, Kost Tire & Muffler

WILLIAM B. LOPATOFSKY
Retired

J. ROBERT McDONNELL
VICE PRESIDENT
Owner, McDonnell's Restaurant

JOSEPH P. MOORE, JR.
President, Elk Mountain Ski Resort, Inc.

THEODORE W. POROSKY
Owner, Porosky Lumber Company

ERIC STEPHENS
Auto Dealer, H.L. Stephens and Son

CORPORATE OFFICERS
COMM BANCORP, INC.
------------------
DAVID L. BAKER
President and
Chief Executive Officer

WILLIAM F. FARBER, SR.
Chairman of the Board

JOHN P. KAMEEN
Secretary

J. ROBERT McDONNELL
Vice President


SCOTT A. SEASOCK
Senior Vice President
Chief Financial Officer

THOMAS E. SHERIDAN
Senior Vice President
Chief Operations Officer

BOARD OF DIRECTORS
COMMUNITY BANK AND TRUST COMPANY
--------------------------------
DAVID L. BAKER
PRESIDENT AND
CHIEF EXECUTIVE OFFICER

WILLIAM F. FARBER, SR.
CHAIRMAN OF THE BOARD
Retired

JUDD B. FITZE
Attorney, Farr, Davis & Fitze

MICHAEL T. GOSKOWSKI
SECRETARY
Owner, Kartri Sales Mfg.

ALLAN A. HORNBECK
President, Allan Hornbeck Chevrolet

JOHN P. KAMEEN
Publisher, Forest City News

WILLIAM A. KERL
Owner, Carbondale Concrete, Kerl Oil
and Kerl Trucking

ERWIN T. KOST
President, Kost Tire & Muffler

WILLIAM B. LOPATOFSKY
Retired

J. ROBERT McDONNELL
VICE PRESIDENT
Owner, McDonnell's Restaurant

JOSEPH P. MOORE, JR.
President, Elk Mountain Ski Resort, Inc.

THEODORE W. POROSKY
Owner, Porosky Lumber Company

ERIC STEPHENS
Auto Dealer, H.L. Stephens and Son



COMM BANCORP, INC.
DIRECTORS AND OFFICERS (CONTINUED)
                                  -------------------------------------

ADVISORY BOARDS
COMMUNITY BANK AND TRUST COMPANY
--------------------------------

CARBONDALE BRANCH
-----------------
JOSEPH J. BRENNAN
Brennan and Brennan Funeral Home

JOHN J. CERRA
Attorney, Walsh and Cerra

ROBERT W. FARBER
R.W.F. Computer Consulting Co.

HENRY E. DEECKE
Henry E. Deecke Real Estate

CLIFFORD BRANCH
---------------
WILLIAM F. FARBER, JR.
Manager, Farber's Restaurants

THOMAS J. LOPATOFSKY, JR.
Lenox Propane

JOSEPH T. McGRAW
Attorney, McGraw and McGraw

ERIC STEPHENS
Auto Dealer, H.L. Stephens and Son

EATON TOWNSHIP,
LAKE WINOLA AND
TUNKHANNOCK BRANCHES
--------------------
ROD AZAR
Azar Insurance Agency

JUDD B. FITZE
Attorney, Farr, Davis & Fitze

DOUG GAY
Gay's True Value

THOMAS KUKUCHKA
Sheldon-Kukuchka Funeral Home

GLEN LAYAOU
Eaton Hills Development Corp.
Layaou Construction Co.

HOWARD TRAUGER
Trauger's, Inc.


FOREST CITY BRANCH
------------------
THOMAS BAILEYS
President, Fire Risk Management
and NMEB, Inc.

RICHARD CURTIS
Owner, Rich's Auto Service and
CUBE Auto Supply

JOSEPH LUCCHESI, D.D.S.
Dentist

SCOTT MISKOVSKY
Pharmacist, Red Cross Pharmacy

LINDA RICHARDS
Sparkware Associates, Inc.

STEVEN TOURJE
NEP Telephone Company

MONTROSE BRANCH
---------------
EDGAR B. BAKER
Consultant

DUANE JERAULD
Montrose Beverage

TOM KERR
Tom Kerr Chevrolet

ROBERT LEE
Lee's Furniture Store

DONNA WILLIAMS
Livestock Dealer/Farmer

NICHOLSON BRANCH
----------------
RICHARD LOCHEN
Lochen's Market

MARK NOVITCH
Sales-Leasing Manager
Pinnacle Truck Sales

DAVID SCHMIDT, JR.
Schmidt's Valley Farm Market

SIMPSON BRANCH
--------------
FRANCIS LAPERA
Lapera Oil Company

SUSAN MANCUSO,
Mancuso and Mancuso

GERALD SALKO, D.D.S.
Dentist








COMM BANCORP, INC.
DIRECTORS AND OFFICERS (CONTINUED)
                                  ---------------------------------------

OFFICERS
COMMUNITY BANK AND TRUST COMPANY
--------------------------------
CAROL AMES
Lake Winola Branch Manager

DAVID L. BAKER
President and
Chief Executive Officer

WILLIAM R. BOYLE
Vice President
Branch Administrator

MARK E. CATERSON
Vice President
Senior Trust Officer

THOMAS M. CHESNICK
Vice President, Cashier
Forest City Branch Manager

STEPHANIE A. GANZ, CPA
Vice President of Finance

FRAN HEDRICK
Factoryville Branch Manager

DAVID A. JONES
Vice President
Secondary Marketing Manager

RANDOLPH LaCROIX
Clifford Branch Manager

PAMELA S. MAGNOTTI
Compliance Officer

MARY ANN MUSHO
Assistant Cashier
Human Resource Officer

IRENE Y. O'MALLEY
Senior Loan Administrator

ROBERT O'MALLEY
Eynon Branch Manager

JANICE NESKY
Nicholson Branch Manager

M. EVELYN PANTZAR
Vice President
Internal Auditor

JOHN PASH
Comptroller

CHERYL RUPP
Simpson Branch Manager

WALTER SARAFINKO
Clarks Summit Branch Manager

SCOTT A. SEASOCK
Senior Vice President
Chief Financial Officer

THOMAS W. SHEPPARD
Vice President
Senior Loan Officer

THOMAS E. SHERIDAN
Senior Vice President
Chief Operations Officer

RONALD K. SMITH
Vice President
Montrose Branch Manager

TAMI L. SNYDER
Vice President
Information Services

HAROLD STOUT
Tunkhannock Branch Manager

DEBRA TEDESCO
Lakewood Branch Manager

STEVEN URSICH
Carbondale Branch Manager

MICHELLE ZIONKOWSKI
Eaton Township Branch Manager










COMMUNITY BANK AND TRUST COMPANY
LOCATIONS
         ----------------------------------------------------------------

CARBONDALE BRANCH*
37 Dundaff Street
Carbondale, PA 18407
570-282-7500

CLARKS SUMMIT BRANCH*
125 North State Street
Clarks Summit, PA 18411
570-586-0377

CLIFFORD BRANCH*
Route 106
Clifford, PA 18413
570-222-3168

EATON TOWNSHIP BRANCH*
Cross County Complex
Route 29
Eaton Township, PA 18657
570-836-1008

EYNON BRANCH*
Eynon Plaza
Route 6
Eynon, PA 18403
570-876-4881

FACTORYVILLE BRANCH*
97 College Avenue
Factoryville, PA 18419
570-945-5137

FOREST CITY BRANCH*
521 Main Street
Forest City, PA 18421
570-785-3181

LAKE WINOLA BRANCH*
Winola Plaza
Lake Winola, PA 18625
570-378-3195

LAKEWOOD BRANCH
Lake Como Road
Lakewood, PA 18439
570-798-2900

MONTROSE BRANCH*
61 Church Street
Montrose, PA 18801
570-278-3824

NICHOLSON BRANCH*
57 Main Street
Nicholson, PA 18446
570-942-6135

SIMPSON BRANCH*
347 Main Street
Simpson, PA 18407
570-282-4821

TUNKHANNOCK BRANCH*
Route 6 West
Tunkhannock, PA 18657
570-836-5555

TRUST SERVICES
125 North State Street
Clarks Summit, PA 18411
800-217-3501



*MAC LOCATIONS









COMM BANCORP, INC.
GLOSSARY OF TERMS
                 ----------------------------------------------------------

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

CORE DEPOSIT INTANGIBLE - The value given to long-term deposit relationships resulting from the assumption of liabilities in a branch and/or bank acquisition.

EARNING ASSETS - Assets that generate interest income and/or yield-related fee income, such as loans, securities and short-term investments.

EARNINGS PER SHARE - Net income divided by the average number of common shares outstanding.

INTEREST-BEARING LIABILITIES - Liabilities on which interest is paid for the use of funds, including interest checking, savings, time deposit accounts and borrowed funds.

INTEREST SENSITIVITY - A measurement of the effect on net interest income due to changes in interest rates.

LIQUIDITY - A corporation's ability to meet cash requirements. Deposits, borrowings, capital and/or asset conversions are all items used for the raising of cash.

MORTGAGE-BACKED SECURITIES - Securities collateralized by pools of residential mortgages having cash flows serviced by repayment activity on the underlying mortgages.

NET CHARGE-OFFS - The amount of loans charged against the allowance for loan loss account less any recoveries on loans previously charged-off.

NET INTEREST INCOME - Income earned on earning assets less interest expense paid on interest-bearing liabilities.

NET INTEREST MARGIN - Net interest income on a fully tax-equivalent basis divided by total average earning assets.

NET INTEREST SPREAD - Difference between the average tax-equivalent rate received on earning assets and the average rate paid on interest-bearing liabilities.


COMM BANCORP, INC.
GLOSSARY OF TERMS (CONTINUED)
                             --------------------------------------------

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

OVERHEAD RATIO - Used as a measurement of the relationship between operating expenses and revenues. It is total noninterest expenses divided by the total of tax-equivalent net interest income and noninterest income.

PAST DUE LOANS - Loans that are still accruing interest but are past due 90 days or more with respect to the collection of principal or interest.

PROVISION FOR LOAN LOSSES - A charge against income made to estimate the expense related to management's estimated losses with respect to the loan portfolio.

RATE-SENSITIVE ASSETS/LIABILITIES - Interest-bearing assets and liabilities adjustable within a specified period due to maturity or contractual agreements. These agreements typically relate stated interest rates to the prime rate.

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

SENSITIVITY GAP - The difference between rate-sensitive assets and rate-sensitive liabilities for a designated period. Assets exceeding liabilities reflect a positive or net asset position. Liabilities exceeding assets reflect a negative or a net liability position.



COMM BANCORP, INC.
GLOSSARY OF TERMS (CONTINUED)
                             ----------------------------------------------

STOCKHOLDERS' EQUITY - Total investment by holders of common stock plus retained earnings and net unrealized gains or losses on available-for-sale securities.

STOCKHOLDERS' EQUITY PER COMMON SHARE - The value of a common share of stock calculated by dividing total common stockholders' equity by the total number of outstanding common shares at the end of the period.

TAX-EQUIVALENT BASIS - An adjustment made for tax-exempt instruments equal to the amount of taxes that would have been paid had these instruments been taxable at the statutory rate of 34.0 percent.

TIER I CAPITAL - Stockholders' equity less goodwill and any other intangible items.

TOTAL RISK-BASED CAPITAL - The sum of Tier I capital and the allowance for loan losses (restricted by certain regulatory limitations).











COMM BANCORP, INC.
STOCKHOLDER INFORMATION
                       ---------------------------------------------------

CORPORATE HEADQUARTERS:
521 Main Street
Forest City, PA  18421

LEGAL COUNSEL:
Saul, Ewing, Remick & Saul LLP
Penn National Insurance Tower
North Second Street, 7th Floor
Harrisburg, PA  17101

INDEPENDENT AUDITORS:
Kronick Kalada Berdy & Co., P.C.
190 Lathrop Street
Kingston, PA  18704

TRANSFER AGENT:
American Stock Transfer & Trust Company
40 Wall Street
New York, NY  10005

MARKET MAKERS:
Robert W. Baird & Co., Inc.
777 E. Wisconsin Avenue
Milwaukee, WI  53202-5391
414-765-3500

Hopper Soliday & Co., Inc.
1703 Oregon Pike
Lancaster, PA  17604-4548
717-560-3015

Howe Barnes Investments, Inc.
135 S. LaSalle Street
Chicago, IL  60603-4358
312-655-2958

M.H. Meyerson & Co., Inc.
525 Washington Blvd.
Jersey City, NJ  07303-0260
201-495-9500

Ryan, Beck & Co.
80 Main Street
West Orange, NJ  07052
201-325-3000

Sandler O'Neill & Partners, L.P.
Two World Trade Center
104th Floor
New York, NY 10048
212-466-7740

SEC REPORTS AND ADDITIONAL INFORMATION: Copies of
Comm Bancorp Inc.'s Annual Report on Form 10-K and
Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission or additional financial information concerning Comm Bancorp, Inc.
may be obtained without charge by writing to Scott A.
Seasock, Chief Financial Officer, at corporate headquarters.

COMMUNITY REINVESTMENT:
Copies of Community Bank and Trust Company's community reinvestment statement may be obtained without charge by writing to Pamela Magnotti, Compliance Officer, at corporate headquarters.

COMMON STOCK MARKET INFORMATION:
Shares of Comm Bancorp, Inc. common stock began listing on The NASDAQ Stock Market ("NASDAQ") as CommBcp under the symbol "CCBP" on June 17, 1996. Prior to June 17, 1996, the Company's common stock was quoted on the Over-the-
Counter Electronic Bulletin Board Interdealer System. As of March 1, 1999, six firms were listed on the NASDAQ system as market makers for the Company's common stock.

The high and low closing sale prices and dividends per share of the Company's common stock for the four quarters of 1998 and 1997 are summarized as follows. Retroactive effect is given in sale price and dividend information for a three-for-one stock split effectuated April 1, 1996.


                                      CASH DIVIDENDS
1998:              HIGH       LOW        DECLARED
                 -------   -------    --------------
First Quarter... $38 3/4   $35                  $.07
Second Quarter..  36 1/2    32 1/4               .07
Third Quarter...  35 3/8    27 1/2               .10
Fourth Quarter.. $28 3/4   $25                  $.13

1997:
First Quarter... $28       $25                  $.06
Second Quarter..  31 1/4    26 1/2               .06
Third Quarter...  31 3/4    28 1/4               .06
Fourth Quarter.. $37       $29 1/2              $.12

DIVIDEND REINVESTMENT:
Comm Bancorp, Inc. offers a Dividend Reinvestment Plan whereby stockholders can increase their investment in additional shares of common stock without incurring fees or commissions. A prospectus and enrollment form may be obtained by contacting American Stock Transfer & Trust
Company, Dividend Reinvestment Department, 40 Wall Street,
46th Floor, New York, NY 10005, 1-800-278-4353.

DIVIDEND DIRECT DEPOSIT:
Comm Bancorp, Inc. stockholders not participating in the Dividend Reinvestment Plan may opt to have their dividends deposited directly into their bank account by contacting
American Stock Transfer and Trust Company at 1-800-936-
5449.

WORLD WIDE WEB INFORMATION:
The Company's Annual Report on Form 10-K and Quarterly
Reports on Form 10-Q are filed electronically through the Electronic Data Gathering, Analysis and Retrieval System
("EDGAR"), which performs automated collection, validation, indexing, acceptance and forwarding of submissions to the Securities and Exchange Commission and is accessible by the public on the Internet at http//www.sec.gov/edgarhp.htm.

Additional financial and nonfinancial information can be accessed electronically using the Company's web site at http://www.combk.com.


