Form 10-Q
period 1999-03-31
COMM BANCORP INC
filed 1999-05-14
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------   -------------------------------

Commission file number          0-17455
                              ------------

                                  COMM BANCORP, INC.
----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                   23-2242292
-------------------------------------------   ------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                Number)


      521 MAIN STREET, FOREST CITY, PA                      18421
-------------------------------------------   -------------------------------
(Address of principal executive offices)                 (Zip Code)


                                    (717) 785-3181
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,210,403 at May 12, 1999.

                              Page 1 of 65
                        Exhibit Index on Page 45

                           COMM BANCORP, INC.
                                FORM 10-Q

                             MARCH 31, 1999

                                  INDEX


CONTENTS                                                         PAGE NO.
--------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION:

 Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months Ended March 31, 1999 and 1998.........      3
     Consolidated Balance Sheets - March 31, 1999, and December
      31, 1998...................................................      4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Three Months Ended March 31, 1999..................      5
     Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 1999 and 1998..............................      6
     Notes to Consolidated Financial Statements..................      7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      9

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................      *

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................     43

  Item 2: Changes in Securities and Use of Proceeds..............     43

  Item 3: Defaults Upon Senior Securities........................     43

  Item 4: Submission of Matters to a Vote of Security Holders....     43

  Item 5: Other Information......................................     43

  Item 6: Exhibits and Reports on Form 8-K.......................     43

  SIGNATURES.....................................................     44

  Exhibit Index..................................................     45

* Not Applicable



COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          ----------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                        1999         1998
------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable............................................................................    $5,000       $5,094
  Tax-exempt.........................................................................        93           98
Interest and dividends on investment securities available-for-sale:
  Taxable............................................................................     1,009          838
  Tax-exempt.........................................................................       504          517
  Dividends..........................................................................        30           29
Interest on federal funds sold.......................................................        48           82
                                                                                         ------       ------
    Total interest income............................................................     6,684        6,658
                                                                                         ------       ------

INTEREST EXPENSE:
Interest on deposits.................................................................     3,377        3,422
Interest on short-term borrowings....................................................         1            7
Interest on long-term debt...........................................................         1            1
                                                                                         ------       ------
    Total interest expense...........................................................     3,379        3,430
                                                                                         ------       ------
    Net interest income..............................................................     3,305        3,228
Provision for loan losses............................................................        30          105
                                                                                         ------       ------
    Net interest income after provision for loan losses..............................     3,275        3,123
                                                                                         ------       ------

NONINTEREST INCOME:
Service charges, fees and commissions................................................       380          353
Net gains on sale of loans...........................................................        32
                                                                                         ------       ------
    Total noninterest income.........................................................       412          353
                                                                                         ------       ------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...............................................     1,164        1,094
Net occupancy and equipment expense..................................................       348          352
Other expenses.......................................................................       716          684
                                                                                         ------       ------
    Total noninterest expense........................................................     2,228        2,130
                                                                                         ------       ------
Income before income taxes...........................................................     1,459        1,346
Provision for income tax expense.....................................................       319          276
                                                                                         ------       ------
    Net income.......................................................................     1,140        1,070
                                                                                         ------       ------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale................      (427)         315
Income tax expense (benefit) related to other comprehensive income...................      (146)         107
                                                                                         ------       ------
    Other comprehensive income (loss), net of income taxes...........................      (281)         208
                                                                                         ------       ------
    Comprehensive income.............................................................    $  859       $1,278
                                                                                         ======       ======

PER SHARE DATA:
Net income...........................................................................    $ 0.52       $ 0.49
Cash dividends declared..............................................................    $ 0.13       $ 0.07
Average common shares................................................................ 2,208,634    2,204,169


See notes to consolidated financial statements.



COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                           -------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      MARCH 31,  DECEMBER 31,
                                                                                        1999         1998
                                                                                      ---------  ------------
ASSETS:
Cash and due from banks............................................................... $  7,242      $ 11,464
Federal funds sold....................................................................    2,050         7,700
Investment securities available-for-sale..............................................  115,293       109,626
Loans held for sale, net..............................................................      422           503
Loans, net of unearned income.........................................................  248,674       248,140
  Less: allowance for loan losses.....................................................    4,071         4,050
                                                                                       --------      --------
Net loans.............................................................................  244,603       244,090
Premises and equipment, net...........................................................    8,245         7,016
Accrued interest receivable...........................................................    2,266         2,297
Other assets..........................................................................    6,009         5,555
                                                                                       --------      --------
    Total assets...................................................................... $386,130      $388,251
                                                                                       ========      ========

LIABILITIES:
Deposits:
  Noninterest-bearing................................................................. $ 33,868      $ 36,024
  Interest-bearing....................................................................  307,358       308,229
                                                                                       --------      --------
    Total deposits....................................................................  341,226       344,253
                                                                                       --------      --------
Long-term debt........................................................................       41            41
Accrued interest payable..............................................................    1,799         1,740
Other liabilities.....................................................................    2,714         2,483
                                                                                       --------      --------
    Total liabilities..,..............................................................  345,780       348,517
                                                                                       --------      --------


STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 March 31, 1999, 2,208,634 shares; December 31, 1998, 2,207,022 shares................      729           729
Capital surplus.......................................................................    6,582         6,537
Retained earnings.....................................................................   31,926        31,074
Accumulated other comprehensive income................................................    1,113         1,394
                                                                                       --------      --------
    Total stockholders' equity........................................................   40,350        39,734
                                                                                       --------      --------
    Total liabilities and stockholders' equity........................................ $386,130      $388,251
                                                                                       ========      ========
























See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          ------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  ACCUMULATED
                                                                                        OTHER          TOTAL
                                                 COMMON   CAPITAL   RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS    ON SECURITIES         EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998.......................  $729    $6,537    $31,074           $1,394        $39,734
Net income........................................                     1,140                           1,140
Dividends declared: $0.13 per share...............                      (288)                           (288)
Dividend reinvestment plan: 1,612 shares issued...             45                                         45
Net change in unrealized gain on securities.......                                       (281)          (281)
                                                   ----    ------    -------           ------        -------
BALANCE, MARCH 31, 1999........................... $729    $6,582    $31,926           $1,113        $40,350
                                                   ====    ======    =======           ======        =======












































See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ---------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                           1999      1998
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................ $ 1,140   $ 1,070
Adjustments:
  Provision for loan losses...............................................................      30       105
  Depreciation, amortization and accretion................................................     431       295
  Amortization of loan fees...............................................................     (36)      (54)
  Deferred income tax (benefit)...........................................................     (55)      (30)
  Gains on sale of other real estate......................................................      (2)
  Changes in:
    Loans held for sale, net..............................................................      81
    Accrued interest receivable...........................................................      31       337
    Other assets..........................................................................    (415)     (195)
    Accrued interest payable..............................................................      59        91
    Other liabilities.....................................................................     231       294
                                                                                           -------   -------
      Net cash provided by operating activities...........................................   1,495     1,913
                                                                                           -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of available-for-sale securities.................................  10,744    13,358
Purchases of available-for-sale securities................................................ (16,984)   (2,676)
Proceeds from sale of other real estate...................................................      90
Net decreases (increases) in lending activities...........................................    (555)    8,334
Purchases of premises and equipment.......................................................  (1,392)   (1,267)
                                                                                           -------   -------
      Net cash provided by (used in) investing activities.................................  (8,097)   17,749
                                                                                           -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts.............................  (1,422)   (4,954)
  Time deposits...........................................................................  (1,605)    1,622
  Short-term borrowings...................................................................            (9,575)
Payments on long-term debt................................................................                (1)
Proceeds from the issuance of common shares...............................................      45        61
Cash dividends paid.......................................................................    (288)     (264)
                                                                                           -------   -------
      Net cash used in financing activities...............................................  (3,270)  (13,111)
                                                                                           -------   -------
      Net increase (decrease) in cash and cash equivalents................................  (9,872)    6,551
      Cash and cash equivalents at beginning of year......................................  19,164    17,265
                                                                                           -------   -------
      Cash and cash equivalents at end of period.......................................... $ 9,292   $23,816
                                                                                           =======   =======
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for interest.................................................. $ 3,320   $ 3,339
Income taxes..............................................................................     129
Noncash items:
  Transfers of loans to other real estate.................................................      48        63
  Change in net unrealized losses (gains) on available-for-sale securities................ $   281   $  (208)













See notes to consolidated financial statements.


COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          --------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiary, Community Bank & Trust Company (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in the consolidation. Prior-period amounts are reclassified when necessary to conform with the current year's presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

2. SEGMENT DISCLOSURE:

The Company adopted Statement of Financial Accounting Standards ("SFAS")No. 131, "Disclosures About Segments of an Enterprise and Related Information" on January 1, 1998. This Statement established standards for the way public companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders after the initial year of application.

According to this Statement, a public business must report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial and nonfinancial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

SFAS No. 131 states that two or more operating segments may be aggregated into a single segment if the segments have similar: (i) economic characteristics; (ii) products and services; (iii) operating processes;
(iv) customer bases; (v) delivery systems; and (vi) regulatory environment. The Company' thirteen branch banking offices, all similar with respect to these characteristics, have exhibited similar long-term financial performance. Therefore, they were aggregated into a single operating segment. The Company had no other reportable operating segment during the quarters ended March 31, 1999 and 1998.




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

OVERVIEW:

The national economy remained strong during the first quarter of 1999. The nation's gross domestic product, the value of all goods and services produced in the United States, grew at a surprising annual rate of 4.5
percent.   While the economy soared, inflation remained low. For the first quarter of 1999, the core consumer price index showed an annualized increase of only 0.9 percent and a rate of 2.1 percent over the past twelve months. Both consumer and business spending surged during the first quarter. Consumer spending, which accounts for two-thirds of the nation's economic output, rose at a 6.7 percent rate in the first quarter, the largest rise experienced in eleven years. In addition, new equipment and computer purchases fueled an annualized first quarter business spending rate of 10.5 percent, as companies continued to address their year 2000 ("Y2K") issues.

The Company's first quarter 1999 earnings increased 6.5 percent over the same period last year. Net income for the first quarter of 1999 totaled $1,140 or $0.52 per share compared to $1,070 or $0.49 per share for the first quarter of 1998. The Company's return on average assets for the first three months of 1999 equaled 1.21 percent compared to 1.18 percent for the same period of 1998. Additionally, the Company's return on average equity for the three months ended March 31, 1999, was 11.47 percent as compared to 11.83 percent experienced one year earlier. A reduction in the provision for loan losses and increases in net interest income and noninterest income were the primary factors influencing the improved earnings. This improvement was partially offset by an increase in noninterest expense. The Company's other comprehensive income for the first quarter of 1999 equaled $859 compared to $1,278 for the same period of 1998.

In addition to these financial accomplishments, the Company's corporate center and thirteenth branch office located in Clarks Summit, Lackawanna County, Pennsylvania, opened for business during the first quarter of 1999. The 24,000 square foot facility centralizes eight administrative divisions while offering full-service banking to the public. Also during the first quarter, the Company broke ground on what will be its fourteenth branch office located in Dickson City, Pennsylvania. This branch office, also located in Lackawanna County, is scheduled to open for business in August of 1999.

REVIEW OF FINANCIAL POSITION:

The Company's total assets amounted to $386.1 million at March 31, 1999, a $2.1 million decline compared to the $388.2 million recorded at December 31, 1998. Cyclical changes in deposit volumes offset by declines in cash and due from banks were primarily responsible for the reduction in total assets. In addition, the asset composition changed during the first quarter of 1999 as federal funds sold were redirected into the investment portfolio. Cash and cash equivalents totaled $9.3 million at March 31, 1999, a $9.9 million decline compared to $19.2 million at December 31, 1998. Investment securities grew $5.7 million to $115.3 million at March 31, 1999, from $109.6 million at December 31, 1998. The Company's deposits amounted to $341.2 million at March 31, 1999, a decrease of $3.0 million from the $344.2 reported at December 31, 1998. The Company's capital position strengthened during the first quarter. This was evidenced by an increase in the Leverage ratio to 9.6 percent at March 31, 1999, as compared to 9.5 percent at year-end 1998. Stockholders' equity grew $0.6 million from $39.7 million at December 31, 1998, to $40.3 million at the end of the first quarter of 1999. Contributing to the growth was net income of $1,140 offset by a net unrealized loss on investment securities of $281 and cash dividends distributed to stockholders of $243.

INVESTMENT PORTFOLIO:

As a percentage of earning assets,  the investment portfolio increased to
31.4 percent at March 31, 1999, from 29.1 percent at December 31, 1998. In addition, the composition of the Company's investment portfolio continued to change as funds from maturing U.S. Treasury securities were reinvested into short-term U.S. Government agency mortgage-backed securities. At March 31, 1999, U.S. Government agency mortgage-backed securities represented the largest portion of the Company's investment portfolio. These securities amounted to $65.1 million or 56.5 percent of the portfolio. State and municipal obligations represent another significant portion of the investment portfolio, totaling $39.4 million or 34.2 percent at the end of the first quarter of 1999. The Company utilizes cash flows from repayments on mortgage-backed securities to fund future loan demand. The tax-exempt state and municipal obligations provide the Company with a lower effective tax rate.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at March 31, 1999, and December 31, 1998, are summarized as follows:


DISTRIBUTION OF INVESTMENT SECURITIES

                                                         MARCH 31,          DECEMBER 31,
                                                           1999                 1998
                                                       AMOUNT    %         AMOUNT    %
-----------------------------------------------------------------------------------------
U.S. Treasury securities............................ $  8,028   6.96%    $ 11,060  10.09%
U.S. Government agencies............................      639   0.55          637   0.58
State and municipals................................   39,439  34.21       40,007  36.49
Mortgage-backed securities..........................   65,112  56.48       55,834  50.93
Equity securities...................................    2,075   1.80        2,088   1.91
                                                     -------- ------     -------- ------
  Total............................................. $115,293 100.00%    $109,626 100.00%
                                                     ======== ======     ======== ======


The Company reported a net unrealized gain on available-for-sale securities of $1,113, net of income taxes of $573, at March 31, 1999. Recent improvements in foreign markets allowed investors to take on some additional risk by shifting their preferences from safe U.S. Treasury securities to other higher yielding instruments. This caused a rebound in short-term and long-term interest rates and resulted in a drop in bond prices during the first quarter of 1999. The two-year U.S. Treasury yield increased 54 basis points from 4.51 percent at December 31, 1998, to 5.05 percent at March 31, 1999. Similarly, the thirty-year U.S. Treasury security increased 52 basis points from 5.06 percent to 5.58 percent, respectively, for the same time periods. The rise in interest rates coupled with an increase in the portfolio's effective duration led to a $281 change in the net unrealized gain during the first three months of 1999.

The Company utilizes a total return approach, as defined by a national investment performance ranking company, to analyze the investment portfolio's performance with respect to risk and reward. Risk it assessed by quantifying the average life of the investment portfolio as compared to U.S. Treasury securities. Average life is derived from the standard deviation or volatility of the Company's total return to that of U.S. Treasury securities over a one-year time horizon. This risk measure for the Company weakened slightly from 0.67 years at the end of the fourth quarter of 1998 to 1.0 years at March 31, 1999. Another risk measurement is effective duration, which measures the investment portfolio's exposure to market volatility as a result of interest rate fluctuations. The Company's effective duration at March 31, 1999, was 2.1 years as compared to 1.4 years at December 31, 1998. Total return is defined as the cumulative dollar return from an investment in a given period. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceed from repayments and capital gains and losses, whether realized or unrealized. Total return for the Company's investment portfolio for the twelve months ended March 31, 1999, was 6.4 percent compared to 7.2 percent for the twelve months ended December 31, 1998.

As aforementioned, the economy grew at a strong pace of 4.5 percent for the first quarter. Economic growth is expected to level off in the near future, however, if it continues at this strong pace interest rates could continue to rise throughout the year. The Company's Investment Committee continually monitors interest rate changes and their effects on the value of the investment portfolio.

For the quarter ended March 31, 1999, the Company's tax-equivalent yield on its investment portfolio declined to 6.7 percent compared to 6.8 percent for the same period one year ago. For the first quarter of 1999, the Company received $10.7 million in securities repayments. The Company used these repayments along with excess federal funds sold to purchase $1.0 million and $15.7 million in short-term, U.S. Treasury securities and mortgage-backed securities, respectively, and $0.2 million in intermediate-term state and municipal obligations. For the near term, management will continue to invest the majority of excess funds not utilized in lending in short-term U.S. Government agency mortgage-backed products.

The maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available-for-sale portfolio at March 31, 1999, is summarized in the table that follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, collateralized mortgage obligations ("CMOs") and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                              -------------------------------------------------------------------------------
MARCH 31, 1999                 AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
-------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities..... $ 7,008   5.70% $ 1,013   4.51%                                 $  8,021  5.55%
U.S. Government agencies.....     649   2.82                                                       649  2.82
State and municipals.........   1,800   6.08    5,583   6.88  $ 9,668   8.54% $20,796   8.18%   37,847  7.98
Mortgage-backed securities...  20,909   6.02   41,502   5.93    2,873   5.99                    65,284  5.96
Equity securities............                                                   1,806   6.59     1,806  6.59
                              -------         -------         -------         -------         --------
  Total...................... $30,366   5.88% $48,098   6.01% $12,541   7.96% $22,602   8.05% $113,607  6.60%
                              =======         =======         =======         =======         ========

Fair value:
U.S. Treasury securities..... $ 7,024         $ 1,004                                         $  8,028
U.S. Government agencies.....     639                                                              639
State and municipals.........   1,804           5,683         $10,164         $21,788           39,439
Mortgage-backed securities...  20,897          41,373           2,842                           65,112
Equity securities............                                                   2,075            2,075
                              -------         -------         -------         -------         --------
  Total...................... $30,364         $48,060         $13,006         $23,863         $115,293
                              =======         =======         =======         =======         ========


LOAN PORTFOLIO:

Similar to the overall economy, the housing sector continued to exceed expectations during the first quarter of 1999. Low interest rates and mild inflation along with high consumer wealth fueled by a raging stock market all continue to drive the housing market. The major housing indicators all posted gains during the first quarter of 1999 as compared to the same period last year. Annual sales of existing homes increased 11.9 percent to 4.87 million from 4.35 million posted last year. Similarly, new home sales equaled 901 thousand, up 10.4 percent compared to 816 thousand last year. In addition, the seasonally adjusted annual rate of housing starts for March of 1999, was 1.77 million an increase of 11.6 percent over last year's rate of
1.58 million.

The composition of the Company's loan portfolio at March 31, 1999, and December 31, 1998, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                   MARCH 31,             DECEMBER 31,
                                                     1999                    1998
                                               AMOUNT       %         AMOUNT       %
---------------------------------------------------------------------------------------
Commercial, financial and others............ $ 31,818     12.79%    $ 31,044     12.51%
Real estate:
  Construction..............................    1,455      0.59        2,108      0.85
  Mortgage..................................  186,659     75.06      186,004     74.96
Consumer, net...............................   28,742     11.56       28,984     11.68
                                             --------    ------     --------    ------
  Loans, net of unearned income.............  248,674    100.00%     248,140    100.00%
                                                         ======                 ======
Less: allowance for loan losses.............    4,071                  4,050
                                             --------               --------
    Net loans............................... $244,603               $244,090
                                             ========               ========


During the first quarter of 1999, the Company experienced a slight increase
in loans of $0.6 million.   Growth in commercial loans of $0.8 million
partially offset by a decrease in consumer loans of $0.2 million caused the increase. The composition of the Company's loan portfolio remained relatively constant from December 31, 1998 to the end of the first quarter. For the first quarter of 1999, the Company's loan volumes averaged $248.4 million as compared to $245.7 million for the same period of 1998. However, the tax equivalent yield on the loan portfolio declined to 8.4 percent for the first three months of 1999 from 8.7 percent for the same period of 1998. The decrease was a direct reflection of increased competition for loans. Management expects no significant fluctuations in loan yields for the remainder of 1999 if market rates do not decline and if competition does not intensify. The Company facilitates loan demand with increases in core deposits and repayments on loans and investment securities.

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 31.3 percent of the lending portfolio is expected to reprice within the next twelve months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in attempting to reduce IRR in the loan portfolio.

The maturity and repricing information of the loan portfolio by major classification at March 31, 1999, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
MARCH 31, 1999                       ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $16,505        $ 8,823       $  6,490    $ 31,818
Real estate:
  Construction.......................   1,455                                     1,455
  Mortgage...........................  24,217         53,395        109,047     186,659
Consumer, net........................   9,641         14,751          4,350      28,742
                                      -------        -------       --------    --------
    Total............................ $51,818        $76,969       $119,887    $248,674
                                      =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $30,038        $67,689       $103,183    $200,910
Floating or adjustable interest rates  47,764                                    47,764
                                      -------        -------       --------    --------
    Total............................ $77,802        $67,689       $103,183    $248,674
                                      =======        =======       ========    ========


ASSET QUALITY:

Nonperforming assets were $5,867 or 2.36 percent of loans, net of unearned income, at March 31, 1999, compared to $4,275 or 1.72 percent at December 31, 1998. Increased levels of accruing loans past due 90 days or more, and to a lessor extent, nonaccrual loans were the major factors causing the downturn.

Accruing loans past due 90 days or more increased $1,343 to $2,896 at March 31, 1999, from $1,553 at December 31, 1998. Commercial and mortgage loans accounted equally for the increased level. The Company also experienced an increase in its nonaccrual loans from $2,308 at December 31, 1998, to $2,601 at March 31, 1999. Management expects nonperforming loans to improve during 1999, as a result of the continued improvement in local economic conditions. Should the economic conditions weaken in the Company's market area, borrowers' ability to make timely loan payments could be limited. The possibility exists that these levels may further deteriorate should this occur.

Information concerning nonperforming assets at March 31, 1999, and December 31, 1998, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.


DISTRIBUTION OF NONPERFORMING ASSETS

                                                             MARCH 31,    DECEMBER 31,
                                                               1999           1998
--------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others............................... $  151         $    78
Real estate:
  Construction.................................................
  Mortgage.....................................................  2,375           2,223
Consumer, net..................................................     75               7
                                                                ------         -------
    Total nonaccrual loans.....................................  2,601           2,308
                                                                ------         -------
Restructured loans.............................................    170             174
                                                                ------         -------
    Total impaired loans.......................................  2,771           2,482
                                                                ------         -------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others...............................    736             131
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,692           1,035
Consumer, net..................................................    468             387
                                                                ------         -------
    Total accruing loans past due 90 days or more..............  2,896           1,553
                                                                ------         -------
    Total nonperforming loans..................................  5,667           4,035
                                                                ------         -------
Foreclosed assets..............................................    200             240
                                                                ------         -------
    Total nonperforming assets................................. $5,867          $4,275
                                                                ======         =======

Ratios:
Impaired loans as a percentage of loans, net...................   1.11%           1.00%
Nonperforming loans as a percentage of loans, net..............   2.28            1.63
Nonperforming assets as a percentage of loans, net.............   2.36%           1.72%


Information relating to the Company's recorded investment in impaired loans at March 31, 1999 and December 31, 1998, is summarized as follows:


                                                             MARCH 31,     DECEMBER 31,
                                                               1999            1998
---------------------------------------------------------------------------------------
Impaired loans:
With a related allowance....................................... $2,601           $2,308
With no related allowance......................................    170              174
                                                                ------           ------
  Total........................................................ $2,771           $2,482
                                                                ======           ======

Impaired loans include a $170 restructured loan to one commercial customer. This loan continued to perform in accordance with its modified terms during the first quarter of 1999.

The analysis of changes affecting the allowance for loan losses related to impaired loans at March 31, 1999 is summarized as follows:

                                                                              MARCH 31,
                                                                                1999
---------------------------------------------------------------------------------------
Balance at January 1.............................................................. $642
Provision for loan losses.........................................................   13
Loans charged-off.................................................................   11
Loans recovered...................................................................    7
                                                                                   ----
Balance at period-end............................................................. $651
                                                                                   ====

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 1999 and 1998, are summarized as follows:


THREE MONTHS ENDED MARCH 31                                       1999             1998
---------------------------------------------------------------------------------------
Gross interest due under terms................................. $   58           $   34
Interest income recognized.....................................      8               20
                                                                ------           ------
Interest income not recognized................................. $   50           $   14
                                                                ======           ======

Interest income recognized (cash-basis)........................ $    8           $   20

Average recorded investment in impaired loans.................. $2,549           $2,348


Cash received on impaired loans applied as a reduction of principal totaled $81 for the quarter ended March 31, 1999, and $43 for the same period of 1998. There were no commitments to extend additional funds to such parties at March 31, 1999.

The allowance for loan losses account is established through charges to earnings as a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account with any subsequent recoveries being credited to the account. Nonaccrual, restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted. Consumer loans are considered losses when they are 120 days past due, except those expected to be recovered through insurance or collateral disposition proceeds. Under GAAP, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. Management uses historical loss experience as a starting point for evaluating the adequacy of the Company's allowance account. However, it also considers a number of relevant factors that would likely cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience. These factors include, among others, changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, loan review system, volumes of past due and classified loans, concentrations, borrowers' financial status and collateral value.

In addition to management's assessment, various regulatory agencies, as an integral part of their routine annual examination process, review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance, beyond normal monthly provisions, based on their judgments concerning information available to them at the time of their examination. No such charge was deemed necessary upon conclusion of the latest examination, conducted during the third quarter of 1998, as regulators considered the Company's allowance for loan losses account adequate based on risk characteristics and size of the loan portfolio. Upon reviewing the 1998 report, management was unaware of any significant recommendation with respect to the loan portfolio that would materially affect future liquidity or capital resources.

Management utilizes the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan and Lease Losses in assessing the adequacy of its allowance for loan losses account. The policy statement provides guidance on the nature and purpose of the allowance, related responsibilities of management and examiners, loan review systems and international transfer risk matters. The analytical tool for assessing the reasonableness of the allowance for loan losses account included in this policy statement has been used on a consistent basis by the Company. The tool involves a comparison of the reported loss allowance against the sum of specified percentages, based on industry averages, applied to certain loan classifications. Management considered the Company adequately reserved at March 31, 1999, based on the results of this regulatory calculation. Management, however, will continue to perform a thorough analysis of the Company's loan portfolio since the calculation does not take into account differences between institutions, their portfolios, and their underwriting, collection and credit-rating policies.

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


DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES
                                                       MARCH 31,          DECEMBER 31,
                                                         1999                 1998
                                                    ---------------     --------------
                                                           CATEGORY           CATEGORY
                                                               AS A               AS A
                                                               % OF               % OF
                                                    AMOUNT    LOANS     AMOUNT   LOANS
--------------------------------------------------------------------------------------
Commercial, financial and others................... $1,479    12.79%    $1,465   12.51%
Real estate:
  Construction.....................................            0.59               0.85
Mortgage...........................................  1,294    75.06      1,308   74.96
Consumer, net......................................  1,298    11.56      1,277   11.68
                                                    ------   ------     ------  ------
    Total.......................................... $4,071   100.00%    $4,050  100.00%
                                                    ======   ======     ======  ======


A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 1999, is summarized as follows:


RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES
                                                                              MARCH 31,
                                                                                 1999
---------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period............................... $4,050
Loans charged-off:
Commercial, financial and others...............................................      9
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     18
Consumer, net..................................................................     30
                                                                                ------
    Total......................................................................     57
                                                                                ------

Loans recovered:
Commercial, financial and others...............................................      3
Real estate:
Construction...................................................................
  Mortgage.....................................................................     24
Consumer, net..................................................................     21
                                                                                ------
    Total......................................................................     48
                                                                                ------
Net loans charged-off..........................................................      9
                                                                                ------
Provision charged to operating expense.........................................     30
                                                                                ------
Allowance for loan losses at end of period..................................... $4,071
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............   0.01%
Allowance for loan losses as a percentage of period end loans..................   1.64%


The allowance for loan losses was $4,071 and equaled 1.64 percent of loans, net of unearned income, at March 31, 1999, as compared to $4,050 and 1.63 percent of loans, net of unearned income, at December 31, 1998. The slight increase resulted from the first quarter provision for loan losses exceeding the Company's net charge-offs. As a percentage of nonperforming loans, the allowance account covered 71.8 percent at March 31, 1999, and 100.4 percent at December 31, 1998. Relative to all nonperforming assets, the allowance covered 69.4 percent at March 31, 1999, and 94.7 percent at December 31, 1998.

The Company evaluates past due loans that have not been satisfied through repossession, foreclosure or related actions, individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $9 or 0.01 percent of average loans outstanding for the quarter ended March 31, 1999, compared to $18 or
0.01 percent for the quarter ended March 31, 1998.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 1999 and 1998, are summarized as follows:


DEPOSIT DISTRIBUTION

                                                   MARCH 31,              MARCH 31,
                                                     1999                   1998
                                             ------------------     ------------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
--------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....................... $ 16,696      2.94%    $ 16,833      2.99%
NOW accounts................................   23,359      2.47       20,534      2.21
Savings accounts............................   63,041      2.36       64,012      2.69
Time deposits less than $100................  179,366      5.48      174,431      5.64
Time deposits $100 or more..................   22,520      5.85       23,233      5.90
                                             --------               --------
  Total interest-bearing....................  304,982      4.49%     299,043      4.64%
Noninterest-bearing.........................   34,372                 29,763
                                             --------               --------
  Total deposits............................ $339,354               $328,806
                                             ========               ========

Total deposit volumes decreased $3.0 million from $344.2 million at December 31, 1998, to $341.2 million at March 31, 1999. The decline was attributable to cyclical reductions in time deposits $100 or more held by local school districts. For the first quarter of 1999, the Company's deposits averaged $339.4 million, a $10.6 million increase compared to the $328.8 million recorded for the same period of 1998. The average cost of deposits declined 15 basis points from 4.64 percent in the first quarter of 1998 to 4.49 percent in the first quarter of 1999. The Company lowered its interest rates paid on deposits in response to the Federal Open Market Committee lowering short-term interest rates 75 basis points in the final half of 1999. The Company also concentrated on building its noninterest-bearing deposit base to reduce its cost of funds. As a result, the Company experienced significant growth in its noninterest-bearing deposits. Average volumes of noninterest-bearing deposits rose $4.6 million or 15.5 percent from $29.8 million for the first quarter of 1998 to $34.4 million for the first quarter of 1999.
Average noninterest-bearing deposits as a percentage as a percentage of average total deposits equaled 10.1 percent for the first quarter of 1999, compared to 9.1 percent for the same period last year. The Company's cost of funds for the first quarter of 1999 declined 9 basis points as compared to the cost of funds for the fourth quarter of 1998. The low interest rate and inflationary environment is expected to continue through 1999, however, should conditions change and interest rates rise, the Company may experience an increase in its cost of funds.

Volatile deposits, time deposits in denominations of $100 or more, decreased $6.5 million from $27.1 million at December 31, 1998, to $20.6 million at March 31, 1999. As aforementioned, this decrease resulted from reductions in deposits of local school districts. The average cost of these deposit increased 4 basis points from 5.81 percent for the fourth quarter of 1998 to
5.85 for the first quarter of 1999.

Maturities of time deposits of $100 or more at March 31, 1999, and December 31, 1998, are summarized as follows:


MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                                 MARCH 31,    DECEMBER 31,
                                                                    1999           1998
------------------------------------------------------------------------------------------
Within three months............................................    $ 5,054         $ 7,956
After three months but within six months.......................      1,953           4,939
After six months but within twelve months......................      8,367           8,802
After twelve months............................................      5,201           5,391
                                                                   -------         -------
  Total........................................................    $20,575         $27,088
                                                                   =======         =======


MARKET RISK SENSITIVITY:

Market risk is the risk to a company's financial position resulting from changes in market rates or prices, such as, interest rates, foreign exchange rates or commodity prices. The Company has no exposures to foreign currency exchange risk nor does it have any specific exposure to the commodity price risk. The major area of market risk exposure to the Company is IRR. The Company's exposure to IRR can be explained as the potential for change in its reported earnings and/or the market value of its net worth. Variations in interest rates affect the Company's earnings by changing its net interest income and its level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying value of the Company's assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in the Company's underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries, however a bank with a high exposure to IRR may experience lower earnings, impaired liquidity and capital positions and, most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate interest rate risk to promote safety and soundness in their activities.

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


INTEREST RATE SENSITIVITY
                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
MARCH 31, 1999                  THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $ 8,021           $ 22,344         $ 48,059         $ 36,869    $115,293
Loans held for sale, net............     422                                                              422
Loans, net of unearned income.......  57,954             19,848           67,689          103,183     248,674
Federal funds sold..................   2,050                                                            2,050
                                     -------           --------         --------         --------    --------
  Total............................. $68,447           $ 42,192         $115,748         $140,052    $366,439
                                     =======           ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 15,881                                      $ 15,881
NOW accounts........................                     23,350                                        23,350
Savings accounts....................                                    $ 64,602                       64,602
Time deposits less than $100........ $42,292             73,676           66,239         $    743     182,950
Time deposits $100 or more..........   5,054             10,320            5,201                       20,575
Long-term debt......................       1                  2               12               26          41
                                     -------           --------         --------         --------    --------
  Total............................. $47,347           $123,229         $136,054         $    769    $307,399
                                     =======           ========         ========         ========    ========

Rate sensitivity gap:
  Period............................ $21,100           $(81,037)        $(20,306)        $139,283
  Cumulative........................ $21,100           $(59,937)        $(80,243)        $ 59,040    $ 59,040

RSA/RSL ratio:
  Period............................    1.45               0.34             0.85           182.12
  Cumulative........................    1.45               0.65             0.74             1.19        1.19


The Company's one year RSA/RSL ratio weakened from 0.82 at March 31, 1998, to 0.65 at March 31, 1999. The predominant cause for the reduction in this ratio was an increase in the amount of time deposits less than $100 maturing or repricing within one year. The volume of time deposits less than $100 maturing or repricing within one year rose $34.3 million compared to March 31, 1998. This is primarily due to the significant amount of longer-term certificates of deposit relating to previously offered special promotions that are now scheduled to renew within the next twelve months. In addition, customers are opting to invest in shorter-term certificates due to the low interest rate environment. This ratio falls below the Company's asset/liability policy guidelines of 0.70 and 1.30. Management plans to initiate strategies to bring the Company's RSA/RSL ratio back to within the established guidelines. Such strategies could include, among others, deposit pricing strategies to extend the maturities of time deposits and retaining a greater volume of federal funds sold.

The Company also experienced a reduction in its three-month ratio at March 31, 1999, as compared to one year earlier. At March 31, 1999, the three-month ratio equaled 1.45 as compared to 1.81 at March 31, 1998. This decline is primarily due to the same reasons given for the cumulative one-year increase. However, a reduction in federal funds sold also contributed to the weakened ratio. Federal funds sold decreased $14.8 million compared to March 31, 1998.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 1999, produced results similar to those indicated by the one-year static gap position. Given a parallel and instantaneous rise in interest rates of 100 basis points, net interest income should decrease 0.8 percent. Conversely, a similar decline in interest rates would result in a 0.8 percent increase in net interest income.

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

The Company's liquidity position weakened slightly in comparison to March 31, 1998. The net noncore funding dependence ratio and net short-term noncore funding dependence ratio best illustrate the change in the Company's liquidity position. The net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets, was negative 3.5 percent at March 31, 1999, compared to negative 5.2 percent one year earlier. The net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, equaled negative 5.2 percent and negative 8.3 percent at March 31, 1999 and 1998, respectively. Management believes that by maintaining adequate volumes of short-term investments and remaining competitive in pricing its deposits, it can ensure that the Company has sufficient liquidity to support future growth.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, decreased $9.9 million in the first quarter of 1999. Net cash provided by operating activities totaled $1.5 million, primarily due to the Company's net income of $1,140 earned in the first three months of 1999.

Net cash used in investing activities equaled $8.1 million and was the primary reason for the first quarter net cash outflow. Purchases of available-for-sale securities of $17.0 million partially offset by repayments from such securities of $10.7 million was the predominant cause for the cash outflow.

Also contributing to the first quarter decrease in cash and cash equivalents was a $3.3 million net cash outflow from financing activities due almost entirely to a net decrease in deposits.

CAPITAL ADEQUACY:

Stockholders' equity improved $616 for the first quarter of 1999. Net income of $1,140, partially offset by cash dividends distributed to stockholders of $243 and a $281 change in the unrealized gain on available-for-sale securities were the primary factors for such improvement.

Dividends declared as a percentage of net income equaled 25.3 percent for the first quarter of 1999 compared to 14.4 percent for the same period last year. It is the intention of the Company's Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions related to the Company and other relevant factors.

The Company's dividend reinvestment plan allows stockholders to automatically reinvest their dividends in shares of the Company's common stock. During the first quarter of 1999, 1,612 shares were issued under this plan.

Management attempts to assure capital adequacy by monitoring the current and projected positions of the Company to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent.
Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. The Company's minimum Leverage ratio was 4.0 percent at March 31, 1999 and 1998. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

The Board of Governors of the Federal Reserve Board, ("Federal Reserve Board")in conjunction with the other federal banking agencies recently amended their respective risk-based capital standards for banks, bank holding companies and thrifts with regard to the regulatory treatment of unrealized holding gains on certain available-for-sale equity securities. Currently under GAAP, unrealized gains are reported as a component of equity capital, however, unrealized gains have been excluded from regulatory capital under the capital standards of the federal banking agencies. Under the amended rule, institutions that legally hold equity securities are permitted, but not required, to include up to 45.0 percent of the pretax net unrealized holding gains on certain available-for-sale equity securities in Tier II capital. The Company has elected not to include such unrealized gains in its Tier II capital.

The Company's capital ratios at March 31, 1999 and 1998, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") are summarized as follows:


RISK-ADJUSTED CAPITAL

                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                              --------------------------------------------------------------
MARCH 31                                      1999      1998       1999         1998         1999       1998
------------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-adjusted assets... $ 36,461  $ 32,219    $ 8,507      $ 7,578      $12,760    $11,366
Total capital to risk-adjusted assets....   39,137    34,606     17,013       15,155       21,267     18,944
Tier I capital to total average assets
 less goodwill...........................   36,461    32,219    $15,226      $14,617      $19,033    $18,271

Risk-adjusted assets.....................  202,921   182,388
Risk-adjusted off-balance sheet items....    9,745     7,050
Average assets for Leverage ratio........ $380,659  $365,424

Ratios:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items...................................    17.1%     17.0%       4.0%         4.0%         6.0%       6.0%

Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items.................    18.4      18.3        8.0          8.0         10.0       10.0

Tier I capital as a percentage of total
 average assets less goodwill............     9.6%      8.8%       4.0%         4.0%         5.0%       5.0%


The Company exceeded all relevant regulatory capital measurements at March 31, 1999, and was considered well capitalized. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent. The Company has shown continued improvement in its capital level as evidenced by the positive change in its Leverage ratio. At March 31, 1999, this ratio was 9.6 percent as compared to 9.5 percent at December 31, 1998, and 8.8 percent at March 31, 1998.

REVIEW OF FINANCIAL PERFORMANCE:

The Company's net income totaled $1,140 or $0.52 per share for the first quarter of 1999 compared to $1,070 or $0.49 per share for the same quarter of 1998. Improvements in net interest income after provision for loan losses and noninterest income partially offset by increases in other expenses.

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

Hardware:
  System 4300 processor    Certification from   None               Complete    Yes
                           responsible vendor

Operating:
  Unix operating system    Non-compliant        Upgrade to         Complete    Yes
                                                Version 3.0.2

Account processing:
  Software, Release 3.0    Certification from   None               Complete    Yes
                           responsible vendor

Item processing:
  Software Version 3.22    Certification from   None               Incomplete  No         6/30/99       (1)
                           responsible vendor

Image statement rendering:
  Software Version 1.2     Certification from   None               Incomplete  No         6/30/99       (1)
                           responsible vendor

Teller transaction:
  Software                 No certification     Perform internal   Complete    Yes
                           available            testing

Trust accounting:
  Software Version 5.0     Certification from   None               Complete    Yes
                           responsible vendor

Loan document preparation:
  Software                 Certification from   None               Complete    Yes
                           responsible vendor

------------------------------------------------------------------------------------------------------------
NONMISSION-CRITICAL IT
SYSTEMS:

Communications
Software/Data              Certification        None                Complete   Yes                      (2)
                           requested and will
                           be reviewed for
                           compliance

Hardware                   No certification     Perform internal    Complete   Yes                      (3)
                           available            testing on all
                                                hardware

------------------------------------------------------------------------------------------------------------
NONMISSION-CRITICAL
NON-IT SYSTEMS:

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

                                                Items will be
                                                replaced as
                                                needed

------------------------------------------------------------------------------------------------------------

(a)  Responsible vendor is developing testing plan.
(b)  Options are determined on an individual product basis.  A cost/benefit analysis is performed to determine if an upgrade to a new version or a conversion to a new product would be appropriate.
(c)  Hardware that is not able to handle the Y2K will be replaced.
(d)  Contingency options as to alternate products and suppliers are being compiled.


The Company believes that through completion of its Y2K project plan it will successfully mitigate any Y2K problems associated with its mission-critical IT systems. All mission-critical IT systems are currently either Y2K compliant or will be by the end of the second quarter of 1999. Significant testing has been performed on all software and hardware that is currently Y2K compliant to ensure compliance. Future testing will be performed during the first six months of 1999, as other applications become compliant. The Company expects to be fully compliant relative to its IT systems and non-IT systems at June 30, 1999. Based on estimates from third party vendors and an assessment of the Data Processing Steering Committee, the Company expects to spend approximately $200 to become fully compliant. Costs have already been expended in the previous year relative to disposition of non-compliant hardware and software were $78 and $9, respectively. There were no Y2K remediation costs expended during the first three months of 1999. Any future costs relative to the Company's Y2K efforts will be expensed as incurred. Management does not expect these costs to have a material effect on the operating results or financial position of the Company.

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

NET INTEREST INCOME:

The major source of operating income for the Company is derived from net interest income. Net interest income is defined as the excess amount of income, interest and fees, from earning assets over the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while deposits, short-term borrowings and long-term debt comprise interest-bearing liabilities. Net interest margin is the percentage of net interest income on a tax-equivalent basis to average earning assets. Variations in volumes and rates of earning assets and liabilities, in response to changes in general market rates, are the primary factors affecting net interest income. The composition of earning assets and interest-bearing liabilities and the volume of nonperforming assets also influence the levels of interest income.

Management analyzes interest income and interest expense by segregating rate and volume components of earning assets and interest-bearing liabilities. The impact changes in the interest rates earned and paid on assets and liabilities, along with changes in the volume of earning assets and interest-bearing liabilities have on net interest income are summarized in the following table. The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                                       MARCH 31,
                                                                     1999 VS. 1998
                                                                 --------------------
                                                                  INCREASE (DECREASE)
                                                                    ATTRIBUTABLE TO
                                                                 --------------------
                                                                 TOTAL
                                                                 CHANGE   RATE  VOLUME
                                                                 ------   ----  ------
INTEREST INCOME:
Loans:
  Taxable......................................................... $(94) $(153)   $ 59
  Tax-exempt......................................................   (7)    (6)     (1)
Investments:
  Taxable.........................................................  172     (3)    175
  Tax-exempt......................................................  (20)    (4)    (16)
Federal funds sold................................................  (34)   (14)    (20)
                                                                   ----  -----    ----
    Total interest income.........................................   17   (180)    197
                                                                   ----  -----    ----

INTEREST EXPENSE:
Money market accounts.............................................   (3)    (2)     (1)
NOW accounts......................................................   30     14      16
Savings accounts..................................................  (57)   (51)     (6)
Time deposits less than $100......................................   (1)  (279)    278
Time deposits $100 or more........................................  (14)    (4)    (10)
Short-term borrowings.............................................   (6)    (1)     (5)
                                                                   ----  -----    ----
Long-term debt....................................................    0      1      (1)
    Total interest expense........................................  (51)  (322)    271
                                                                   ----  -----    ----
    Net interest income........................................... $ 68  $ 142    $(74)
                                                                   ====  =====    ====


For the first quarter of 1999, the Company showed a slight improvement of $68 in its tax-equivalent net interest income as compared to the same period last year. For the three months ended March 31, 1999, net interest income on a tax-equivalent basis totaled $3,613 compared to $3,545 for the
same three months of last year.   This improvement was primarily due to a
reduction in the average rate paid on interest-bearing liabilities partially offset by an increase in the average volume of these liabilities. The Company's average rate paid on interest-bearing liabilities declined 15 basis points from 4.64 percent for the first quarter of 1998 to 4.49 percent for the same period of 1999. The Company lowered its rates paid on deposits in response to the 75 basis point reduction in short-term interest rates in the latter part of 1998. Average rate reductions on savings accounts and time deposits less than $100 were the significant influences for the improved cost of funds and accounted for a $330 positive effect on net interest income. Average volumes of time deposits less than $100 grew $4.9 million or 2.8 percent and accounted for a $278 reduction in net interest income due to the changes in volumes. Average taxable investment volumes increased $11.9 million or 20.1 percent as management shifted excess funds into short-term U.S. Government agency mortgage-backed securities. This volume change accounted for a $175 favorable impact on net interest income. The low interest rate environment, which helped to lower deposit rates, heightened competition for loans. The Company's tax-equivalent yield on its loan portfolio declined 26 basis points from 8.65 percent for the first quarter of 1998, to 8.39 percent for the first quarter of 1999, caused a $153 reduction in net interest income.

Maintenance of an adequate net interest margin is a primary concern for management. The Company's net interest margin weakened to 4.05 percent for the first quarter of 1999 from 4.11 percent for the same period of 1998. A low interest rate environment is expected to continue for the remainder of 1999, which could cause interest margins to tighten even further. Management believes following prudent pricing practices coupled with careful investing, will keep the Company's net interest margin in check. However, no assurance can be given that general market conditions will continue. Changes in general market rates or further intensified competition could adversely affect net interest income.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended March 31, 1999 and 1998, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                       MARCH 31, 1999                  MARCH 31, 1998
                                               ----------------------------    ----------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                -------  --------  --------     -------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $241,389    $5,000      8.40%   $238,624    $5,094      8.66%
  Tax-exempt..................................    7,049       141      8.11       7,114       148      8.44
Investments:
  Taxable.....................................   71,142     1,039      5.92      59,227       867      5.94
  Tax-exempt..................................   38,098       764      8.13      38,914       784      8.17
Federal funds sold............................    4,258        48      4.57       5,855        82      5.68
                                               --------    ------              --------    ------
    Total earning assets......................  361,936     6,992      7.83%    349,734     6,975      8.09%
Less: allowance for loan losses...............    4,069                           3,908
Other assets..................................   25,568                          22,858
                                               --------                        --------
    Total assets.............................. $383,435                        $368,684
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 16,696       121      2.94%   $ 16,833       124      2.99%
NOW accounts..................................   23,359       142      2.47      20,534       112      2.21
Savings accounts..............................   63,041       367      2.36      64,012       424      2.69
Time deposits less than $100..................  179,366     2,423      5.48     174,431     2,424      5.64
Time deposits $100 or more....................   22,520       324      5.83      23,233       338      5.90
Short-term borrowings.........................      101         1      4.02         425         7      6.68
Long-term debt................................       41         1      9.89          43         1      9.43
                                               --------    ------              --------    ------
    Total interest-bearing liabilities........  305,124     3,379      4.49%    299,511     3,430      4.64%
Noninterest-bearing deposits..................   34,372                          29,763
Other liabilities.............................    3,644                           2,743
Stockholders' equity..........................   40,295                          36,667
                                               --------                        --------
    Total liabilities and stockholders' equity $383,435                        $368,684
                                               ========    ------              ========    ------
    Net interest/income spread................             $3,613      3.34%               $3,545      3.45%
                                                           ======                          ======
    Net interest margin.......................                         4.05%                           4.11%
Tax equivalent adjustments:
Loans.........................................             $   48                          $   50
Investments...................................                260                             267
                                                           ------                          ------
    Total adjustments.........................             $  308                          $  317
                                                           ======                          ======


Note:   Average balances were calculated using average daily balances.  Average balances for loans include nonaccrual loans.  Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $2,040 for the first quarter of
        1999 and $2,633 for the first quarter of 1998 included in other assets.  Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.


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

The Company decreased its provision for loan losses from $105 for the three months ended March 31, 1998, to $30 for the same period of 1999. Despite the decline in the provision, the allowance for loan losses as a percentage of loans, net of unearned income, increased to 1.64 percent at March 31, 1999, compared to 1.61 percent at the same time last year. Management believes that maintaining a standard monthly charge to operations in the form of a provision is warranted. If loan demand intensifies or nonperforming asset levels continue to deteriorate, management will consider adjusting the monthly provision amount for the remainder of 1999.

NONINTEREST INCOME:

Noninterest income rose $59 or 16.7 percent for the first quarter of 1999 to $412 compared to $353 for the first quarter of 1998. Service charges, fees and commissions increased $27 which can be primarily attributed to an increase in fees related to automated teller machine transactions. In addition, the Company recorded $32 in net gains on the sale of one-to-four-family residential mortgages on the secondary market. The Company began operation of its secondary mortgage banking operations in the second quarter of 1998. As this department completes its first full year of operation, management expects gains on the sale of such loans and the subsequent servicing fees to become a more prominent portion of noninterest income in the future.

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

Noninterest expense amounted to $2,228 for the first three months of 1999, a $98 or 4.6 percent increase over the $2,130 recorded for the same period last year. The Company experienced a slightly improved overhead to average assets ratio for the first quarter of 1999. This ratio equaled 1.9 percent for the first three months of 1999 compared to 2.0 percent for the same period of 1998. A company can also measure its efficiency with the operating efficiency ratio. This ratio is defined as a company's noninterest expense, excluding other real estate expense, as a percentage of net interest income and noninterest income less nonrecurring gains and losses. The Company's operating efficiency ratio, unlike the overhead ratio, was less favorable for the first quarter of 1999 as compared to one year earlier. For the first three months of 1999, this ratio rose to 59.8 percent as compared to 59.1 percent for the same period of 1998.

Salaries and employee benefit expenses comprise the majority of the Company's noninterest expense. These expenses totaled $1,164 or 52.2 percent of noninterest expense for the quarter ended March 31, 1999. In comparison, these expenses were $1,094 or 51.4 percent of noninterest expense for the first quarter of 1998. Additional staffing needs relative to the opening of the Clarks Summit branch office along with merit increases related to personnel performance appraisals effective in the first quarter of 1999 were the primary reasons for the increase.

Net occupancy and equipment expenses remained relatively constant. For the first three months of 1999 these expenses totaled $348 as compared to $352 for the same period last year. During the first quarter of 1999, the Company broke ground on its fourteenth branch office. This office which will be located in Dickson City, Pennsylvania, is scheduled to open in the third quarter of this year. Such project will be funded from normal operations. Management expects increases in occupancy costs for the remainder of 1999 relative to the operation of the Clarks Summit facility and the opening of the Dickson City branch office.

Other expenses amounted to $716 for the first quarter of 1999, an increase of $32 over the $684 reported for the same period of 1998. The primary causes for this increase are a greater amount of Pennsylvania shares tax and increased stationary and supplies cost related to the operation of the Clarks Summit facility.

On October 20, 1998, the Federal Deposit Insurance Corporation ("FDIC") decided to retain the existing Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") assessment schedules of 0 to 27 basis points per year for the first semiannual assessment period of 1999. According to FDIC statistics: (i) 95.1 percent of all BIF-member institutions are estimated to be listed in the lowest risk category, thus paying no premiums; (ii) only 0.1 percent of both BIF- and SAIF-member institutions are estimated to be in the highest risk category, paying a premium of 27 cents per 100 dollars in deposits; (iii) the average annual assessment rate is projected to be 0.08 cents per 100 dollars and 0.25 cents per 100 dollars for BIF-member and SAIF-member institutions, respectively; (iv) the FDIC-approved rate schedules are expected to maintain the reserve ratios through June 30, 1999; (v) at June 30, 1998, the BIF reserve ratio was 1.40 percent and the SAIF reserve ratio was 1.38 percent; and (vi) there will continue to be a separate levy assessed on all FDIC-insured institutions to bear the cost of bonds sold by the Finance Corporation ("FICO") between 1987 and 1989 in support of the former Federal Savings and Loan Insurance Corporation. The 1996 law required the FICO rate on BIF-assessable deposits to be one-fifth the rate for SAIF assessable deposits until January 1, 2000.

Major components of noninterest expense for the quarters ended March 31, 1999, and March 31, 1998, are summarized as follows:


NONINTEREST EXPENSES
                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     1999          1998
---------------------------------------------------------------------------------------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes........................................ $  996        $  935
Employee benefits.................................................    168           159
                                                                   ------        ------
  Salaries and employee benefits expense..........................  1,164         1,094
                                                                   ------        ------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense.............................................    166           138
Equipment expense.................................................    182           214
                                                                   ------        ------
  Net occupancy and equipment expense.............................    348           352
                                                                   ------        ------

OTHER EXPENSES:
Marketing expense.................................................     39            51
Other taxes.......................................................     80            63
Stationery and supplies...........................................    107            87
Contractual services..............................................    218           223
Insurance including FDIC assessment...............................     31            19
Other.............................................................    241           241
                                                                   ------        ------
  Other expenses..................................................    716           684
                                                                   ------        ------
    Total noninterest expense..................................... $2,228        $2,130
                                                                   ======        ======


INCOME TAXES:

For the first quarter of 1999, the Company reported tax expense of $319 compared to $276 for the same period of 1998. The effective tax rate rose to 21.9 percent for the three months ended March 31, 1999, from 20.5 percent for the same period of 1998. Higher earnings along with a lower amount of tax-exempt income contributed to the increased effective tax rate. Tax-exempt interest income as a percentage of total interest income declined from 9.2 percent for the first quarter of 1998, to 8.9 percent for the same quarter this year. Management expects the Company's effective tax rate to remain relatively stable for the remainder of 1998 through emphasizing income on tax-exempt investments and loans as well as utilizing investment tax credits available through its investment in a residential housing program for elderly and low- to moderate-income families.

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








COMM BANCORP, INC.
OTHER INFORMATION
                 ---------------------------------------------------------

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          NONE

ITEM 2.   CHANGES IN SECURITIES
          NONE

ITEM 3.   DEFAULTS OF SENIOR SECURITIES
          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE

ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits:
              10.01-Change in Control Agreement between David L. Baker and Comm Bancorp, Inc. dated September 16, 1998.

              10.02-Change in Control Agreement between Scott A. Seasock and Comm Bancorp, Inc. dated September 16, 1998.

              10.03-Change in Control Agreement between Thomas E. Sheridan and Comm Bancorp, Inc. dated September 16, 1998.

              27-Financial Data schedule

          (b) Reports on Form 8-K

              5-On April 22, 1999, the Company filed a report on Form 8-K, disclosing the Board of Directors authorization of the purchase of up to 220,000 shares of the Company's issued and outstanding common stock, from time to time, in open market purchases, through a licensed broker-dealer in accordance with the terms, conditions and restrictions contained in Rule 10b-18.

              7(c)-Form of Press Release detailing the Company's plans to purchase up to 220,000 shares of its issued and outstanding common stock.



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


                                  Registrant, Comm Bancorp, Inc.


Date: May 12, 1999                     /s/ David L. Baker
                                       -----------------------------
                                       David L. Baker
                                       Chief Executive Officer


Date: May 12, 1999                     /s/ Scott A. Seasock
                                       -----------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: May 12, 1999                     /s/ Stephanie A. Ganz
                                       -----------------------------
                                       Stephanie A. Ganz
                                       Vice President of Finance
                                       (Principal Accounting Officer)


                              EXHIBIT INDEX

ITEM NUMBER         DESCRIPTION                             PAGE
-----------         -----------                             ----
   10.01            Changes in Control Agreement             46
                    between David L. Baker and
                    Comm Bancorp, Inc. dated
                    September 16, 1998

   10.02            Changes in Control Agreement              52
                    between Scott A. Seasock and
                    Comm Bancorp, Inc. dated
                    September 16, 1998


   10.03            Changes in Control Agreement              58
                    between Thomas E. Sheridan and
                    Comm Bancorp, Inc. dated
                    September 16, 1998

    27              Financial Data Schedule                   64