Form 10-Q
period 1999-06-30
COMM BANCORP INC
filed 1999-08-16
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999
                               -------------

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  --------------------------------

Commission file number          0-17455
                              -------------

                                  COMM BANCORP, INC.
-----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                   23-2242292
--------------------------------------------  -------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                Number)

     521 MAIN STREET, FOREST CITY, PA                          18421
--------------------------------------------  -------------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (717) 785-3181
                                                  ---------------------------


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,078,260 AT JULY 31, 1999.





                             Page 1 of 51


                           COMM BANCORP, INC.
                                FORM 10-Q

                              JUNE 30, 1999

                                  INDEX

CONTENTS                                                         PAGE NO.
-------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION:

 Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Six Months Ended June 30, 1999 and 1998............      3
     Consolidated Balance Sheets - June 30, 1999, and December
      31, 1998...................................................      4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Six Months Ended June 30, 1999.....................      5
     Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 1999 and 1998...............................      6
     Notes to Consolidated Financial Statements..................      7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................      *

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................     47

  Item 2: Changes in Securities and Use of Proceeds..............     47

  Item 3: Defaults Upon Senior Securities........................     47

  Item 4: Submission of Matters to a Vote of Security Holders....     47

  Item 5: Other Information......................................     48

  Item 6: Exhibits and Reports on Form 8-K.......................     48

  SIGNATURES.....................................................     49


* Not Applicable


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                              JUNE 30,            JUNE 30,
                                                                           1999      1998      1999      1998
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable............................................................   $ 5,082    $5,110   $10,082   $10,204
  Tax-exempt.........................................................        97       101       190       199
Interest and dividends on investment securities available-for-sale:
  Taxable............................................................     1,133       782     2,142     1,620
  Tax-exempt.........................................................       489       514       993     1,031
  Dividends..........................................................        30        45        60        74
Interest on federal funds sold.......................................        50       202        98       284
                                                                        -------    ------   -------   -------
    Total interest income............................................     6,881     6,754    13,565    13,412
                                                                        -------    ------   -------   -------

INTEREST EXPENSE:
Interest on deposits.................................................     3,423     3,461     6,800     6,883
Interest on short-term borrowings....................................        15                  16         7
Interest on long-term debt...........................................         1         1         2         2
                                                                        -------    ------   -------   -------
    Total interest expense...........................................     3,439     3,462     6,818     6,892
                                                                        -------    ------   -------   -------
    Net interest income..............................................     3,442     3,292     6,747     6,520
Provision for loan losses............................................        30       105        60       210
                                                                        -------    ------   -------   -------
    Net interest income after provision for loan losses..............     3,412     3,187     6,687     6,310
                                                                        -------    ------   -------   -------

NONINTEREST INCOME:
Service charges, fees and commissions................................       370       376       750       729
Net gains on sale of loans...........................................         4                  36
                                                                        -------    ------   -------   -------
    Total noninterest income.........................................       374       376       786       729
                                                                        -------    ------   -------   -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...............................     1,194     1,109     2,358     2,203
Net occupancy and equipment expense..................................       302       305       650       657
Other expenses.......................................................       870       792     1,586     1,476
                                                                        -------    ------   -------   -------
    Total noninterest expense........................................     2,366     2,206     4,594     4,336
                                                                        -------    ------   -------   -------
Income before income taxes...........................................     1,420     1,357     2,879     2,703
Provision for income tax expense.....................................       310       277       629       553
                                                                        -------    ------   -------   -------
    Net income.......................................................     1,110     1,080     2,250     2,150
                                                                        -------    ------   -------   -------

OTHER COMPREHENSIVE INCOME:
Unrealized gains (losses) on investment securities available-for-sale    (1,476)      314    (1,903)      629
Income tax expense (benefit) related to other comprehensive income...      (501)      107      (647)      214
                                                                        -------    ------   -------   -------
    Other comprehensive income (loss), net of income taxes...........      (975)      207    (1,256)      415
                                                                        -------    ------   -------   -------
    Comprehensive income.............................................   $   135    $1,287   $   994   $ 2,565
                                                                        =======    ======   =======   =======

PER SHARE DATA:
Net income...........................................................   $  0.51    $ 0.49   $  1.03   $  0.98
Cash dividends declared..............................................   $  0.13    $ 0.07   $  0.26   $  0.14
Average common shares outstanding.................................... 2,161,775 2,205,112 2,185,075 2,204,643




See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                           ----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     JUNE 30,    DECEMBER 31,
                                                                                       1999          1998
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks............................................................. $  7,885       $ 11,464
Federal funds sold..................................................................                   7,700
Investment securities available-for-sale............................................  121,390        109,626
Loans held for sale, net............................................................      497            503
Loans, net of unearned income.......................................................  254,724        248,140
  Less: allowance for loan losses...................................................    4,069          4,050
                                                                                     --------       --------
Net loans...........................................................................  250,655        244,090
Premises and equipment, net.........................................................    8,968          7,016
Accrued interest receivable.........................................................    2,298          2,297
Other assets........................................................................    5,675          5,555
                                                                                     --------       --------
    Total assets.................................................................... $397,368       $388,251
                                                                                     ========       ========

LIABILITIES:
Deposits:
  Noninterest-bearing............................................................... $ 35,619       $ 36,024
  Interest-bearing..................................................................  318,462        308,229
                                                                                     --------       --------
    Total deposits..................................................................  354,081        344,253
Short-term borrowings...............................................................    3,355
Long-term debt......................................................................       40             41
Accrued interest payable............................................................    1,759          1,740
Other liabilities...................................................................    1,612          2,483
                                                                                     --------       --------
    Total liabilities...............................................................  360,847        348,517
                                                                                     --------       --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 June 30, 1999, 2,084,260 shares; December 31, 1998, 2,207,022 shares...............      688            729
Capital surplus.....................................................................    6,250          6,537
Retained earnings...................................................................   29,445         31,074
Net unrealized gain on available-for-sale securities................................      138          1,394
                                                                                     --------       --------
    Total stockholders' equity......................................................   36,521         39,734
                                                                                     --------       --------
    Total liabilities and stockholders' equity...................................... $397,368       $388,251
                                                                                     ========       ========
















See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               NET UNREALIZED          TOTAL
                                                 COMMON   CAPITAL   RETAINED          GAIN ON   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS       SECURITIES         EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998........................ $729    $6,537    $31,074          $ 1,394        $39,734
Net income........................................                     2,250                           2,250
Dividends declared: $0.26 per share...............                      (559)                           (559)
Dividend reinvestment plan: 3,381 shares issued...    1        92                                         93
Repurchase and retirement: 126,143 shares.........  (42)     (379)    (3,320)                         (3,741)
Net change in unrealized gain on securities.......                                     (1,256)        (1,256)
                                                   ----    ------    -------          -------        -------
BALANCE, JUNE 30, 1999............................ $688    $6,250    $29,445          $   138        $36,521
                                                   ====    ======    =======          =======        =======










See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


SIX MONTHS ENDED JUNE 30                                                                      1999      1998
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................................... $  2,250  $  2,150
Adjustments:
  Provision for loan losses..............................................................       60       210
  Depreciation, amortization and accretion...............................................      844       594
  Amortization of loan fees..............................................................      (73)     (100)
  Deferred income tax (benefit)..........................................................      (83)      (26)
  Losses (gains) on sales of other real estate...........................................       (9)        9
  Changes in:
    Loans held for sale, net.............................................................        6
    Interest receivable..................................................................       (1)      265
    Other assets.........................................................................      362      (175)
    Interest payable.....................................................................       19        67
    Other liabilities....................................................................     (856)      197
                                                                                          --------  --------
      Net cash provided by operating activities..........................................    2,519     3,191
                                                                                          --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of available-for-sale securities................................   21,875    23,156
Purchases of available-for-sale investment securities....................................  (35,843)  (18,461)
Proceeds from sale of other real estate..................................................      128        99
Net decreases (increases) in lending activities..........................................   (6,667)    3,209
Purchases of premises and equipment......................................................   (2,251)   (1,398)
                                                                                          --------  --------
      Net cash provided by (used in) investing activities................................  (22,758)    6,605
                                                                                          --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts............................    5,951     1,316
  Time deposits..........................................................................    3,877     4,681
  Short-term borrowings..................................................................    3,355    (9,575)
Payments on long-term debt...............................................................       (1)       (2)
Proceeds from issuance of common shares..................................................       93        96
Repurchase and retirement of common shares...............................................   (3,741)
Cash dividends paid......................................................................     (574)     (419)
                                                                                          --------  --------
      Net cash provided by (used in) financing activities................................    8,960    (3,903)
                                                                                          --------  --------
      Net increase in cash and cash equivalents..........................................  (11,279)    5,893
      Cash and cash equivalents at beginning of year.....................................   19,164    17,265
                                                                                          --------  --------
      Cash and cash equivalents at end of period......................................... $  7,885  $ 23,158
                                                                                          ========  ========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest............................................................................... $  6,799  $  6,825
  Income taxes...........................................................................      919       521
Noncash items:
  Transfer of loans to other real estate.................................................      115       204
  Change in net unrealized losses (gains) on available-for-sale securities...............    1,256      (415)
  Cash dividends declared................................................................ $    559  $    309









See notes to consolidated financial statements.

COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          ------------------------------------

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

2. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

On June 30, 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." On June 16, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, collectively referred to as derivatives and for hedging activities. SFAS No. 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. SFAS No. 137 amended SFAS No. 133 making the Statement effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The anticipated adoption of SFAS No. 133 on January 1, 2001, is not expected to have a material effect on operating results or financial position as the Company has no instruments that qualify as derivative or hedges nor does it expect to be effected by the provisions for potential reclassification of investment securities.


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

OPERATING ENVIRONMENT

At the close of the second quarter of 1999, the Federal Open Market Committee ("FOMC") raised the federal funds rate 25 basis points from 4.75 percent to 5.00 percent. This marked the first time the FOMC raised interest rates in two years and pushed borrowing costs higher for consumers and businesses as banks responded by an immediate 25 basis point increase in their prime lending rate. The continued high economic growth, income and spending rates, along with a tight labor market, prompted the FOMC to raise interest rates to slow growth and keep inflation pressures in check.

The economy continued to grow in the second quarter of 1999. However, in anticipation of the rise in interest rates, the economy experienced a slight slowdown in growth for the second quarter as compared to the previous quarter. The nation's gross domestic product, the value of all goods and services produced in the United States, rose at a slower-than-expected annual rate of 2.3 percent in the second quarter compared to the
4.3 percent annual rate posted for the first quarter. Consumer purchases, which account for two-thirds of the nation's economic activity, was chiefly responsible for the slowdown. This is evidenced by consumer spending which grew at 4.0 percent for the second quarter, down from 6.7 percent for the first three months of 1999. This marked the slowest spending increase since the fourth quarter of 1997. Even though economic growth appeared to moderate, the FOMC is leaning towards raising rates again in the third and possibly the fourth quarters of 1999 in order to curb inflationary pressures. This tendency arises from the continued low unemployment rate of 4.3 percent for the second quarter coupled with a 1.1 percent jump in employment costs, the fastest pace in eight years.

The banking industry overall posted solid results for the second quarter of 1999. Net interest margin stability appeared to be the leading factor causing the positive results. The flat yield curve, characteristic of 1998, caused intense pressure on net interest margins. During the first half of 1999 the yield curve began to steepen. The spread between the one-year Treasury and the 30-year Treasury was 54 basis points at the close of 1998, compared to 80 basis points at March 31, 1999, and 94 basis points at June 30, 1999. The steepening of the yield curve led to a slowing in mortgage refinancing activity and higher reinvestment rates. Furthermore, the recent 25 basis point interest rate increase was able to be converted into higher loan yields without causing a parallel shift in fund costs. Banks also experienced strong loan growth during the second quarter. This strong growth coupled with stable net interest margins led to improved efficiency ratios.

With respect to the Company's performance in the second quarter, net income for the three months ended June 30, 1999, was $1,110 or $0.51 per share as compared to $1,080 or $0.49 per share for the same period last year. The Company's return on average assets equaled 1.13 percent for the three months ended June 30, 1999, and 1.16 percent for the same period last year. Return on average equity for the three months ended June 30, 1999 and 1998, equaled 11.18 percent and 11.47 percent, respectively. Higher levels of net interest income partially offset by greater noninterest expenses caused the improved earnings. The Company's other comprehensive income, entirely related to net unrealized gains and losses on investment securities, was $135 for the three months ended June 30, 1999, compared to $1,287 for the same period of 1998.

REVIEW OF FINANCIAL POSITION:

Total assets at June 30, 1999, amounted to $397.4 million, a $9.1 million increase over the $388.3 million recorded at December 31, 1998. Higher investment volumes and greater loan demand were the primary factors
contributing to the increase in total assets.   Investments grew $11.8
million to $121.4 at June 30, 1999, from $109.6 million at December 31, 1998. Loans, net of unearned income were $254.7 million at June 30, 1999, a $6.6 million increase over the $248.1 million at December 31, 1998. In an effort to expand its commercial loan portfolio, the Company added staffing to its commercial loan department in the fourth quarter of 1998. The Company was successful in its efforts as commercial loans and commercial mortgages grew $3.1 million and $3.7 million, respectively, from December 31, 1998 to June 30, 1999. Deposits totaled $354.1 million at June 30, 1999, a $9.8 million increase over the $344.3 million reported at December 31, 1998. The Company had $3.4 million in short-term borrowings outstanding at June 30, 1999. At December 31, 1998, the Company had investments of $7.7 million in overnight funds. Stockholders' equity declined $3,213 from December 31, 1998, to June 30, 1999. The Company's repurchase and retirement of 126,143 shares of its commons stock for $3,741 relative to a stock repurchase program, authorized during the second quarter, was the primary factor contributing to the decline. On April 21, 1999, the Board of Directors approved a stock repurchase program, which authorizes management to repurchase up to 220,000 shares of the Company's common stock. Net income of $2,250 offset in part by a net unrealized loss on investment securities of $1,256 and cash dividends distributed to stockholders of $466 also affected stockholders' equity. Consequently, the Company experienced a decline in its leverage ratio from 9.5 percent at year-end 1998 to 8.7 percent at June 30, 1999.

During the second quarter of 1999, the Company experienced significant growth in its balance sheet. Total assets grew $11.2 million, an annualized rate of 11.7 percent. Investments and loans both grew $6.1 million each while deposits increased $12.9 million from March 31, 1999, to June 30, 1999. Stockholders' equity declined $3.8 million during the second quarter of 1999, due primarily to the repurchase and retirement of common stock.

With respect to nonfinancial accomplishments in the second quarter of 1999, management was successful in formulating a leasing subsidiary. On May 19, 1999, the Board of Directors approved a resolution for the formation of Community Leasing Corporation, a wholly owned subsidiary of Community Bank & Trust Company. Community Leasing Corporation offers direct lease financing of commercial equipment to area businesses. For the six months ended June 30, 1999, the Company did not have any activity relative to Community Leasing Corporation.

INVESTMENT PORTFOLIO:

The most significant influence effecting investment portfolios during the second quarter of 1999 was the change in interest rates. Interest rates increased during the second quarter of 1999, as the market anticipated the tightening action of the FOMC. Concerned about the potential for a buildup of inflationary imbalances that could undermine the favorable economic performance, the FOMC increased the federal funds rate by 25 basis points from 4.75 percent to 5.00 percent on June 30, 1999. Higher compensation which was not offset by greater productivity was the primary reason for this action. Productivity increased 1.3 percent during the second quarter of 1999 as compared to a 3.8 percent rise in unit labor costs. In addition, the FOMC changed its policy stance from a neutral position, where they are equally ready to raise or lower the federal funds rate, to a bias towards tightening monetary policy. Such an inclination had an effect on the market causing additional upward pressure on interest rates. This pressure is particularly important to investment portfolios of financial institutions as the market values of the portfolios, consisting primarily of bonds, react inversely to interest rate changes. The Company's investment portfolio consists primarily of short-term U.S. government agency mortgage-backed securities and intermediate-term obligations of state and municipalities. During the second quarter of 1999, the portions of the yield curve most closely related to the average lives of these investments changed significantly. Specifically, the two-year U. S. Treasury which is closely related to the Company's holdings of mortgage-backed securities increased 54 basis points from 4.98 percent at March 31, 1999, to 5.52 percent at June 30, 1999. Similarly, the ten-year U. S. Treasury representative of the average life of the portfolio's municipal holdings increased 56 basis points from 5.23 percent at the end of the first quarter to 5.79 percent at the end of the second quarter. As a result of these changes, the Company experienced a 1.1 percent decline in the market value of the investment portfolio during the second quarter of 1999. Despite this adverse change, the Company's portfolio fared better as compared to other types of investments given the second quarter market rate changes. Market values on two-year U. S. Treasuries declined 0.9 percent as compared to 0.6 percent in the Company's mortgage-backed portfolio having the same average life. Moreover, the Company's municipal portfolio declined 2.5 percent in value, approximately one-half of the drop experienced by municipal bonds with the same average life but lower credit quality. The unrealized holding gain of the investment portfolio amounted to $1,686 at March 31, 1999, and $209 at June 30, 1999. Management analyzes the effect interest rate changes will have on the market value of the investment portfolio each quarter utilizing "stress test" modeling. Accordingly, the model results at June 30, 1999, indicate declines in the investment portfolio's value of approximately 2.4 percent, 4.7 percent and 7.1 percent given rising rate shocks of 100, 200 and 300 basis points, respectively.

Despite the unfavorable change in the investment portfolio's market value, the Company outperformed 94.0 percent of all banks throughout the United States with respect to total return over the past one- and three-year periods. Total return is defined as the cumulative dollar return from an investment in a given period. Total return for bank investment portfolios is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains and losses, whether realized or unrealized. For the one- and three-year periods ended June 30, 1999, the Company's total return was 7.3 percent.

In addition to effecting the market value of an investment portfolio, interest rate changes can have a significant impact on cash flows from mortgage-backed securities. Cash receipts from short-term mortgage-backed securities are an important source of funding for the Company's loan demand. As interest rates increase prepayments on underlying mortgages decline and could cause a reduction in cash receipts from such investments. However, the aforementioned interest rate increase has not effected cash flows from the Company's holdings as a result of the composition and structure of these instruments. During the first six months of 1999, the Company has consistently received $2.0 million of principal repayments from its mortgage-backed securities. Management monitors its cash flow timing risk by employing a model which utilizes median dealer prepayment assumptions to project future principal cash flow streams under multiple interest rate scenarios. Based on interest rate projections of plus or minus 100 basis points at June 30, 1999, the Company would expect to receive a minimum of $20.0 million or a maximum of $25.1 in principal payments from its mortgage-backed portfolio throughout the coming year.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 1999, and December 31, 1998, are summarized as follows:

<CAPTION

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE

                                                     JUNE 30,             DECEMBER 31,
                                                       1999                   1998
                                                 ----------------       ----------------
                                                   AMOUNT    %            AMOUNT    %
----------------------------------------------------------------------------------------
U.S. Treasury securities........................ $  6,531   5.38%       $ 11,060  10.09%
U.S. Government agencies........................      644   0.53             637   0.58
State and municipals............................   37,324  30.75          40,007  36.49
Mortgage-backed securities......................   74,788  61.61          55,834  50.93
Equity securities...............................    2,103   1.73           2,088   1.91
                                                 -------- ------        -------- ------
  Total......................................... $121,390 100.00%       $109,626 100.00%
                                                 ======== ======        ======== ======


During the second quarter of 1999, the investment portfolio increased $6.1 million or 5.3 percent from $115.3 million at March 31, 1999, to $121.4 million at June 30, 1999. As a percentage of earning assets, investment securities constituted 31.5 percent at March 31, 1999, and 32.2 percent at June 30, 1999. The Company's tax-equivalent yield on its investment portfolio declined from 6.7 percent for the quarter ended March 31, 1999, to 6.6 percent for the quarter ended June 30, 1999. For the six months ended June 30, 1999 and 1998, the investment portfolio averaged $112.7 million and $95.7 million, respectively. The tax-equivalent yield was 6.6 percent for the six months ended June 30, 1999 and 6.9 percent for the same period last year. For the three and six months ended June 30, 1999, the Company received repayments totaling $11.1 million and $21.9 million, respectively. The proceeds not employed in the loan portfolio were used to purchase short-term, mortgage-backed securities of U.S. Government agencies. Increases in interest rates, improvements in the slope of the yield curve and widening spreads were all factors for investing in such instruments. During the first six months of 1999, the slope in the short end of the yield curve has changed significantly as the spread between the one-year and two-year, nonexistent at the beginning of the year, was 52 basis points at the end of the second quarter of 1999. In addition, on a historic basis, spreads on non-treasury prices were fairly wide during the second quarter of 1999. The spread on mortgage-backed securities classified as Accretion Directed and Planned Amortization Class II having average lives of two-years were between 71 basis points at the beginning of the second quarter of 1999 to 67 basis points at the end. Moreover, these types of instruments offer the Company greater total returns over various interest rate patterns for a two-year time horizon as compared to the comparable U.S. Treasury security. With respect to risk characteristics, the mortgage-backed securities acquired were less risky than the comparable Treasury, with the exception of credit quality. However, all of the Company's mortgage-backed securities are those of U.S. government-sponsored agencies. Although not backed by the full faith and credit quality of the U.S. government, it is general knowledge that the government would ultimately cover any default of a sponsored agency. As aforementioned, loan demand improved during the latter part of the second quarter of 1999, as a result management expects a reduction in the investment portfolio's relationship to the Company's earning asset mix.

The maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available-for-sale portfolio at June 30, 1999, are summarized in the table that follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent.
The distributions are based on contractual maturity with the exception of MBS and equity securities. MBS have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                              ------------------------------------------------------------------------------
JUNE 30, 1999                  AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT YIELD
------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities..... $ 3,503   5.57% $ 3,045   5.06%                                  $ 6,548  5.33%
U.S. Government agencies.....     650   2.83                                                       650  2.83
State and municipals.........   1,790   6.26    4,944   6.95  $10,248   8.50% $19,692   8.16%   36,674  8.00
Mortgage-backed securities...  20,942   5.99   50,300   5.94    4,216   6.05                    75,458  5.96
Equity securities............                                                   1,851   6.47     1,851  6.47
                              -------         -------         -------         -------         --------
  Total...................... $26,885   5.88% $58,289   5.98% $14,464   7.79% $21,543   8.02% $121,181  6.53%
                              =======         =======         =======         =======         ========

Fair value:
U.S. Treasury securities..... $ 3,506         $ 3,025                                          $ 6,531
U.S. Government agencies.....     644                                                              644
State and municipals.........   1,795           4,977         $10,517         $20,035           37,324
Mortgage-backed securities...  20,851          49,799           4,138                           74,788
Equity securities............                                                   2,103            2,103
                              -------         -------         -------         -------         --------
  Total...................... $26,796         $57,801         $14,655         $22,138         $121,390
                              =======         =======         =======         =======         ========


LOAN PORTFOLIO:

Loans to finance one-to-four family residential properties account for well over one half of the Company's total lending activities. Therefore, the housing market and the economic conditions affecting it may significantly impact its lending activities. Continued low unemployment and interest rates, coupled with high consumer confidence and wealth kept the housing market strong for most of the second quarter of 1999. Annual sales of new and existing home sales were up 7.1 percent and 9.3 percent, respectively. However, the recent 25 basis point increase in the fed funds rate and the possible additional increases for the remainder of 1999 pushed mortgages rates up towards the end of the second quarter. The thirty-year mortgage rate was 7.55 percent at June 30, 1999, up 51 basis points from 7.04 at March 31, 1999. This increase and possible further increases could cause a slowdown in the housing market, which could spill over to financial institutions through a lower volume of mortgage originations.

Commercial loan activity increased while consumer loan activity declined for all banks for the second quarter of 1999. For all commercial banks, commercial and industrial loans increased $4.6 billion from $952.5 billion at March 31, 1999, to $957.1 billion at the end of the second quarter. Conversely, consumer loans declined $5.0 billion from $500.3 billion to $495.3 billion for the same periods, respectively. Both commercial and consumer loan activity could be hampered in the second half of 1999 if borrowing costs increase as expected.

The composition of the Company's loan portfolio at June 30, 1999, and December 31, 1998, is summarized as follows:


DISTRIBUTION OF LOAN PORTFOLIO

                                                  JUNE 30,               DECEMBER 31,
                                                    1999                     1998
                                             AMOUNT         %         AMOUNT         %
----------------------------------------------------------------------------------------
Commercial, financial and others.......... $ 34,157       13.41%    $ 31,044      12.51%
Real estate:
  Construction............................    1,691        0.66        2,108       0.85
  Mortgage................................  190,133       74.64      186,004      74.96
Consumer, net.............................   28,743       11.29       28,984      11.68
                                           --------      ------     --------     ------
  Loans, net of unearned income...........  254,724      100.00%     248,140     100.00%
                                                         ======                  ======
Less: allowance for loan losses...........    4,069                    4,050
                                           --------                 --------
    Net loans............................. $250,655                 $244,090
                                           ========                 ========

For the first six months of 1999, loans, net of unearned income grew $6.6 million, an annualized rate of 5.4 percent. Increased demand in the commercial sector was the primary factor contributing to the growth. Commercial loans and commercial mortgage loans grew $3.1 million and $3.7 million, respectively, from year-end 1998 to June 30, 1999. This growth can be directly attributed to the expansion of the Company's commercial loan department in the fourth quarter of 1998. The Residential mortgage, construction and consumer loan portfolios all remained relatively constant from December 31, 1998 to June 30, 1999. As a result, commercial loans, including commercial mortgages, played a more dominant role in the
composition of the Company's loan portfolio.   Together commercial loans
and commercial mortgages comprised 31.6 percent of loans, net of unearned income at June 30, 1999, compared to 29.8 percent at December 31, 1998. Residential mortgages accounted for 57.1 percent and 58.5 percent of loans, net of unearned income at June 30, 1999 and December 31, 1998, respectively. Loan volumes for the Company averaged $249.4 million for the first half of 1999 compared to $245.8 million for the same period of 1998. Intense competition for loans and the relatively low historical interest rate environment resulted in a 23 basis point decline in the tax-equivalent yield on loan portfolio from 8.39 percent for the first six months of 1999, compared to 8.62 percent for the same six months of 1998. Based on the recent 25 basis point increase in the prime rate, management expects the tax-equivalent yield on the loan portfolio to improve during the second half of this year. However, any improvement in the tax-equivalent yield could be hampered if competitive pressures intensify. The Company facilitates future loan demand with increases in core deposits and repayments on loans and investment securities.

Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 32.2 percent of the lending portfolio is expected to reprice within the next twelve months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in attempting to reduce IRR in the loan portfolio.

The maturity and repricing information of the loan portfolio by major category at June 30, 1999, is summarized as follows:


MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
JUNE 30, 1999                        ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $16,984        $10,158       $  7,015    $ 34,157
Real estate:
  Construction.......................   1,691                                     1,691
  Mortgage...........................  23,779         53,831        112,523     190,133
Consumer, net........................   9,630         14,942          4,171      28,743
                                      -------        -------       --------    --------
    Total............................ $52,084        $78,931       $123,709    $254,724
                                      =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $29,355        $68,501       $104,256    $202,112
Floating or adjustable interest rates  52,612                                    52,612
                                      -------        -------       --------    --------
    Total............................ $81,967        $68,501       $104,256    $254,724
                                      =======        =======       ========    ========

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at June 30, 1999 and 1998, are summarized as follows:


JUNE 30,                                                              1999        1998
--------------------------------------------------------------------------------------
United States......................................................... 4.3%        4.5%
Pennsylvania.......................................................... 4.3         4.6
Lackawanna county..................................................... 5.2         5.6
Susquehanna county.................................................... 5.0         5.0
Wayne county.......................................................... 4.9         5.2
Wyoming county........................................................ 5.1%        6.3%


The trend of high job growth and low unemployment continued throughout the first half of 1999. The nation posted a strong average annual job growth of 202 thousand for the twelve months ended June 30, 1999. In addition, at June 30, 1999, the unemployment rate for both the nation and the Commonwealth of Pennsylvania was 4.3 percent, compared to 4.5 percent and
4.6 percent, respectively, one year earlier. Similarly, the unemployment rate for the four counties in the Company's market either improved or remained constant in comparison to last year.

Nonperforming assets were $5,635 at June 30, 1999, compared to $4,275 at December 31, 1998. The ratio of nonperforming assets as a percentage of loans, net of unearned income deteriorated from 1.72 percent at December 31, 1998 to 2.21 percent at June 30, 1999, however, this ratio improved from 2.36 percent at March 31, 1999. Increased levels of accruing loans past due 90 days or more, and to a lesser extent, nonaccrual loans caused the declination.

Accruing loans past due 90 days or more were $2,728, an increase of $1,175 from the $1,553 reported at December 31, 1998. Commercial loans accounted for the majority of the increase. Nonaccrual loans also increased from $2,308 at December 31, 1998, to $2,514 at June 30, 1999. However, both accruing loans past due 90 days or more and nonaccrual loans improved from the $2,896 and $2,601, respectively, reported at March 31, 1999. As a result of the favorable employment conditions in the Company's market area, management expects the level of nonperforming loans to improve during the remainder of 1999. However, should a downturn in the local economy occur, the Company's nonperforming asset levels may weaken as borrowers' ability to make timely loan payments could be hindered.

Information concerning nonperforming assets at June 30, 1999, and December 31, 1998, is summarized in the following table. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.


DISTRIBUTION OF NONPERFORMING ASSETS

                                                              JUNE 30,    DECEMBER 31,
                                                                1999         1998
--------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial, financial and others............................... $  124          $   78
Real estate:
  Construction.................................................
  Mortgage.....................................................  2,319           2,223
Consumer, net..................................................     71               7
                                                                ------          ------
    Total nonaccrual loans.....................................  2,514           2,308
                                                                ------          ------
Restructured loans.............................................    157             174
                                                                ------          ------
    Total impaired loans.......................................  2,671           2,482
                                                                ------          ------

Loans past due 90 days or more:
Commercial, financial and others...............................    890             131
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,350           1,035
Consumer, net..................................................    488             387
                                                                ------          ------
    Total loans past due 90 days or more.......................  2,728           1,553
                                                                ------          ------
    Total nonperforming loans..................................  5,399           4,035
                                                                ------          ------
Foreclosed assets..............................................    236             240
                                                                ------          ------
    Total nonperforming assets................................. $5,635          $4,275
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   1.05%           1.00%
Nonperforming loans as a percentage of loans, net..............   2.12            1.63
Nonperforming assets as a percentage of loans, net.............   2.21%           1.72%


Information relating to the Company's recorded investment in impaired loans at June 30, 1999, and December 31, 1998, is summarized as follows:

                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
---------------------------------------------------------------------------------------
Impaired loans:
With a related allowance....................................... $2,514           $2,308
With no related allowance......................................    157              174
                                                                ------           ------
  Total........................................................ $2,671           $2,482
                                                                ======           ======

Impaired loans include a $157 restructured loan to one commercial customer. This loan continued to perform in accordance with its modified terms during the first half of 1999.

The analysis of changes affecting the allowance for loan losses related to impaired loans at June 30, 1999, is summarized as follows:


                                                                               JUNE 30,
                                                                                 1999
---------------------------------------------------------------------------------------
Balance at January 1.............................................................  $642
Provision for loan losses........................................................    28
Loans charged-off................................................................    26
Loans recovered..................................................................     7
                                                                                   ----
Balance at period-end............................................................  $651
                                                                                   ====


Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 1999 and 1998, are summarized as follows:


                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                  1999        1998       1999      1998
---------------------------------------------------------------------------------------
Gross interest due under terms................. $   64      $   54     $  122    $   88
Interest income recognized.....................      8          44         16        64
                                                ------      ------     ------    ------
Interest income not recognized................. $   56      $   10     $  106    $   24
                                                ======      ======     ======    ======

Interest income recognized (cash-basis)........ $    8      $   44     $   16    $   64
Average recorded investment in  impaired loans. $2,756      $2,382     $2,651    $2,365


The Company received cash on impaired loans applied as a reduction of principal totaling $202 for the six months ended June 30, 1999, and $210 for the same period of 1998. For the quarter ended June 30, 1999, cash receipts on impaired loans amounted to $121 as compared to $167 for the quarter ended June 30, 1998. No commitments to extend additional funds to these parties existed at June 30, 1999. The Company's ratios of impaired loans and nonperforming loans to loans, net of unearned income, equaled
1.05 percent and 2.12 percent, respectively, at June 30, 1999. In comparison, these ratios for the peer group at June 30, 1999, were 0.58 percent for impaired loans and 1.03 percent for nonperforming loans.

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

In addition to management's assessment, various regulatory agencies, as an integral part of their routine annual examination process, review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance, beyond normal monthly provisions, based on their judgments concerning information available to them at the time of their examination. No such charge was deemed necessary upon the conclusion of the latest examination during the third quarter of 1998, as regulators considered the Company's allowance for loan losses account adequate based on risk characteristics and size of the loan portfolio. Upon reviewing the 1998 report, management was unaware of any significant recommendation with respect to the loan portfolio that would materially affect future liquidity or capital resources.

Management utilizes the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan and Lease Losses in assessing the adequacy of its allowance for loan losses account. The policy statement provides guidance on the nature and purpose of the allowance, related responsibilities of management and examiners, loan review systems and international transfer risk matters. The analytical tool for assessing the reasonableness of the allowance for loan losses account included in this policy statement has been used on a consistent basis by the Company. The tool involves a comparison of the reported loss allowance against the sum of specified percentages, based on industry averages, applied to certain loan classifications. Management considered the Company adequately reserved at June 30, 1999, based on the results of this regulatory calculation. Management, however, will continue to perform a thorough analysis of the Company's loan portfolio since the calculation does not take into account differences between institutions, their portfolios, and their underwriting, collection and credit-rating policies.

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


DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                                        JUNE 30,          DECEMBER 31,
                                                         1999                1998
                                                    ---------------     --------------
                                                           CATEGORY           CATEGORY
                                                               AS A               AS A
                                                               % OF               % OF
                                                    AMOUNT    LOANS     AMOUNT   LOANS
--------------------------------------------------------------------------------------
Commercial, financial and others................... $1,473    13.41%    $1,465   12.51%
Real estate:
  Construction.....................................            0.66               0.85
  Mortgage.........................................  1,306    74.64      1,308   74.96
Consumer, net......................................  1,290    11.29      1,277   11.68
                                                    ------   ------     ------  ------
    Total.......................................... $4,069   100.00%    $4,050  100.00%
                                                    ======   ======     ======  ======


A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 1999, is summarized as follows:


RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                              JUNE 30,
                                                                                1999
--------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period............................... $4,050
Loans charged-off:
Commercial, financial and others...............................................     27
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     21
Consumer, net..................................................................     61
                                                                                ------
    Total......................................................................    109
                                                                                ------

Loans recovered:
Commercial, financial and others...............................................     10
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     24
Consumer, net..................................................................     34
                                                                                ------
    Total......................................................................     68
                                                                                ------
Net loans charged-off..........................................................     41
                                                                                ------
Provision charged to operating expense.........................................     60
                                                                                ------
Allowance for loan losses at end of period..................................... $4,069
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding............   0.03%
Allowance for loan losses as a percentage of period end loans.................   1.60%


The allowance for loan losses account equaled $4,069 at June 30, 1999.   In
comparison to March 31, 1999, the allowance account remained relatively unchanged. An increase in net charge-offs of $32 was almost entirely offset by regular monthly provisions to the account totaling $30 for the second quarter of 1999. The allowance for loan losses accounted for 1.60 percent of loans, net of unearned income outstanding at June 30, 1999.
This ratio declined slightly from the 1.64 percent reported at the end of the first quarter of 1999. The decline was a direct result of the significant loan growth experienced by the Company during the second quarter of 1999. For the peer group, the allowance for loan losses was
1.25 percent of loans, net of unearned income at June 30, 1999. The allowance account covered 75.4 percent of nonperforming loans at June 30, 1999, and 71.8 percent at March 31, 1999.

The Company evaluates past due loans that have not been satisfied through repossession, foreclosure or related actions, individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net chargeoffs for the six months ended June 30, 1999, totaled $41 compared to net chargeoffs of $119 for the same period of 1998.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 1999, and June 30, 1998, are summarized as follows:


DEPOSIT DISTRIBUTION

                                                   JUNE 30,               JUNE 30,
                                                    1999                   1998
                                             ------------------     ------------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
--------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....................... $ 16,905      2.86%    $ 16,773      3.03%
NOW accounts................................   23,937      2.44       20,825      2.18
Savings accounts............................   63,498      2.33       64,237      2.61
Time deposits less than $100................  182,130      5.42      174,689      5.64
Time deposits $100 or more..................   22,136      5.86       23,477      5.91
                                             --------               --------
  Total interest-bearing....................  308,606      4.44%     300,001      4.63%
Noninterest-bearing.........................   35,792                 30,754
                                             --------               --------
  Total deposits............................ $344,398               $330,755
                                             ========               ========


Total deposits amounted to $354.1 million at June 30, 1999, a $12.9 million increase over the $341.2 million reported at March 31, 1999. This increase, primarily due to a rise in money market and NOW accounts and time deposits, more than overturned the $3.0 million decline experienced in the first quarter of 1999. The increase in money market and NOW accounts,
resulted from an influx of deposits from local schools districts.    Time
deposits less than $100 and time deposits $100 or more rose $3.5 million and $1.9 million, respectively, as a result of a promotional certificate of deposit offering related to the Corporate Center opening. Total deposits averaged $344.4 million for the first half of 1999, a $13.6 million increase compared to $330.8 million reported for the same period of 1998. The Company's average cost of interest-bearing deposits for the first six months of 1999 was 4.44 percent, a decline of 19 basis points in comparison to the average cost of 4.63 percent paid during the first half of 1998. This improvement was a result of the relatively low interest rate environment and the Company's continuing effort to bring funds costs to a more acceptable level through pricing strategies. In addition, the Company also concentrated on building its noninterest-bearing deposits base to reduce its cost of funds. As a result, the Company sustained significant growth in this area. Average noninterest-bearing deposits rose $5.0 million or 16.2 percent to $35.8 million for the first half of 1999, from $30.8 million for the same period of 1998. Average noninterest-bearing deposits as a percentage of average total deposits equaled 10.4 percent for the first six months of 1999, compared to 9.3 percent for the same six months of 1998. The recent 25 basis point increase had little impact on the Company's fund costs. However, the FOMC is contemplating raising interest rates further, 25 or possibly 50 basis points, by the end of 1999. Should this upswing in interest rates occur, the Company may have to raise the rates it pays for deposits and thereby experience a negative effect on its cost of funds for the second half of 1999.

Volatile deposits, time deposits in denominations of $100 or more, decreased $4.6 million from $27.1 million at December 31, 1998, to $22.5 million at June 30, 1999. This decline is primarily attributed to the reduction in these type of deposits from local school districts. However, the Company's volatile deposits increased $1.9 million from the $20.6 million recorded at March 31, 1999. This increase from the end of the first quarter is due to the aforementioned certificate of deposit promotion offered by the Company during the second quarter of 1999. The average cost of these deposits increased 5 basis points for the second quarter of 1999 to 5.88 percent from 5.83 percent for the first quarter of 1999.

Maturities of time deposits of $100 or more for June 30, 1999, and December 31, 1998, are summarized as follows:


MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                               JUNE 30,    DECEMBER 31,
                                                                 1999          1998
---------------------------------------------------------------------------------------
Within three months.........................................    $ 2,242         $ 7,956
After three months but within six months....................      7,989           4,939
After six months but within twelve months...................      5,944           8,802
After twelve months.........................................      6,349           5,391
                                                                -------         -------
  Total.....................................................    $22,524         $27,088
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

The following table sets forth the Company's interest rate sensitivity gap position at June 30, 1999, illustrating RSA and RSL at their related carrying values. The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Variable-rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows, assuming there is no change in the current interest rate environment.


INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
JUNE 30, 1999                   THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $10,132           $ 16,664         $ 57,801         $ 36,793    $121,390
Loans held for sale, net............     497                                                              497
Loans, net of unearned income.......  60,383             21,584           68,501          104,256     254,724
                                     -------           --------         --------         --------    --------
  Total............................. $71,012           $ 38,248         $126,302         $141,049    $376,611
                                     =======           ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 18,570                                      $ 18,570
NOW accounts........................                     25,945                                        25,945
Savings accounts....................                                    $ 64,940                       64,940
Time deposits less than $100........ $37,460             80,265           67,879         $    879     186,483
Time deposits $100 or more..........   2,242             13,933            6,345                4      22,524
Short-term borrowings...............   3,355                                                            3,355
Long-term debt......................       1                  2               12               25          40
                                     -------           --------         --------         --------    --------
  Total............................. $43,058           $138,715         $139,176         $    908    $321,857
                                     =======           ========         ========         ========    ========

Rate sensitivity gap:
  Period............................ $27,954          $(100,467)        $(12,874)        $140,141
  Cumulative........................ $27,954          $ (72,513)        $(85,387)        $ 54,754    $ 54,754

RSA/RSL ratio:
  Period............................    1.65               0.28             0.91           155.34
  Cumulative........................    1.65               0.60             0.73             1.17        1.17


At June 30, 1999, the Company's ratio of cumulative one-year rate sensitive assets to rate sensitive liabilities weakened from 0.65 at March 31, 1999, to 0.60 at June 30, 1999. According to the results of the static gap model, the Company is liability rate-sensitive as $72.5 million of RSL reprice faster than RSA over a one year period. This indicates that should general market rates increase, the likelihood exists that net interest income would be adversely affected. Conversely, a decline in market rates would likely have a favorable effect on net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis. The .05 change in the RSA/RSL ratio is primarily attributable to an increase in the level of money market, NOW and retail time deposit accounts repricing within one year as compared to March 31, 1999. In addition, the Company held $3.4 million of short-term funding from the Federal Home Loan Bank of Pittsburgh at the end of the second quarter of 1999. The cumulative one-year RSA/RSL ratio at June 30, 1999, falls outside the Company's asset/liability policy guidelines of 0.70 and
1.30. During the second quarter of 1999, management began offering higher yields on the Company's longer-term time deposit accounts. As a result, management expects such ratio to be within policy guidelines prior to year-end 1999.

Conversely, the Company experienced an increase in its three-month RSA/RSL ratio from 1.45 at March 31, 1999, to 1.65 at June 30, 1999. The aggregate volume of RSA exceeding RSL within a three-month interval increased from $21.1 million at the end of the first quarter to $28.0 million at the end of the second quarter. An increase in loans, net of unearned income and a reduction in time deposits less than $100 were primarily responsible for the change.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 1999, produced results similar to those indicated by the one-year static gap position. Given a parallel and instantaneous rise in interest rates of 100 basis points, net interest income should decrease 1.3 percent. Conversely, a similar decline in interest rates would result in a 1.3 percent increase in net interest income. Management will attempt to retain the Company's favorable interest rate risk position during the final half of 1999 through continued vigilance in its product pricing.

In addition to the aforementioned techniques, the Company utilizes a tabular presentation in complying with the Quantitative and Qualitative disclosure requirements about market risk in accordance with Regulation S-K of the Securities Exchange Act of 1934. Such information is only required for interim financial statements if there has been a material change in the Company's reported market risks since the end of the most recent fiscal year. Management, after reviewing the results of the report, deemed no such disclosure to be required at June 30, 1999.

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

Management believes the Company's liquidity position is sufficient to meet its present and future financial obligations and commitments, however, this position has become less favorable in comparison to the end of the first quarter of 1999. The net noncore funding dependence ratio and net short-term noncore funding dependence ratio best illustrate the change in the Company's liquidity position. The net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets, was negative 3.5 percent at March 31, 1999, compared to negative 1.2 percent at June 30, 1999. The net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, equaled negative 5.2 percent at March 31, 1999, and negative 3.1 percent at June 30, 1999. Although deteriorating slightly during the second quarter of 1999, the Company's liquidity continued its superior performance relative to the peer group. The net noncore funding dependence and net short-term noncore funding dependence ratios were positive 10.5 percent and positive 3.8 percent, respectively, at June 30, 1999. Management plans to maintain the current liquidity ratio levels through assuring the Company has an adequate amount of short-term investments and by competitively pricing time deposits having longer stated maturities.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, decreased $11.3 million in the first half of 1999. Net cash provided by operating activities totaled $2.5 million, primarily due to the Company's net income of $2,250 earned in the first six months of 1999.

Net cash used in investing activities equaled $22.8 million and was the primary reason for the first quarter net cash outflow. Purchases of available-for-sale securities of $35.8 million partially offset by repayments from such securities of $21.9 million was the predominant cause for the cash outflow. To a lesser extent, net increases in lending activities of $6.7 million and purchases of premises and equipment of $2.3 million also contributed to the net cash outflow.

Net deposit increases of $9.8 million along with short-term borrowings of $3.4 million partially offset by the repurchase of $3.7 million of the Company's common stock were the primary reasons for the net cash inflow from financing activities.

CAPITAL ADEQUACY:

Stockholders' equity totaled $36.5 million at June 30, 1999, a decline of $3.2 million from December 31, 1998. The Company experienced net income of $2,250 for the first six months of 1999, partially offset by cash dividends of $466 and a $1,256 negative change in the unrealized gain on available-for-sale securities. This negative change in the unrealized gain came in response to the aforementioned increase in interest rates. However, the primary factor influencing the change in stockholders' equity was the repurchase and retirement of 126,143 shares of the Company's common stock for $3,741 as part of a stock repurchase program implemented during the second quarter of 1999.

On April 21, 1999, the Company's Board of Directors authorized management to purchase up to 220,000 shares of the Company's common stock. The repurchase of stock affords the Company an opportunity to enhance shareholder value through appreciation in earnings per share and return on equity. Noted disadvantages of repurchasing stock are a decrease in the book value of common stock and an overall decline in capital. Management believes that the initial decrease in book value will be temporary and will reverse in the next three to five years due to the increase in earnings per share. The reduction of capital in not considered to be significant since the Company's capital level after the repurchase is still well over the threshold to be considered well-capitalized by regulatory standards. At June 30, 1999, 57.3 percent of the shares authorized under the repurchase program have be reacquired.

The Company declared a $271 or $0.13 per share dividend for the second quarter of 1999. Total dividends declared during the first half of 1999 were $559 or $0.26 per share, an 80.9 percent increase compared to the first half of 1998. As a percentage of net income, dividends declared for the six months ended June 30, 1999, equaled 24.8 percent. It is the present intention of the Company's Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic conditions, capital and growth objectives, dividend restrictions imposed on the Company and other relevant factors.

The Company's dividend reinvestment plan allows stockholders to automatically reinvest their dividends in shares of the Company's common stock. During the first half of 1999, 3,381 shares were issued under this plan.

Management attempts to assure capital adequacy by monitoring the current and projected positions of the Company to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent.
Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. The Company's minimum Leverage ratio was 4.0 percent at June 30, 1999 and 1998. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

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

The Company's capital ratios at June 30, 1999 and 1998, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") are summarized as follows:


RISK-ADJUSTED CAPITAL
                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                              --------------------------------------------------------------
JUNE 30                                       1999      1998       1999         1998         1999       1998
------------------------------------------------------------------------------------------------------------
BASIS FOR RATIOS:
Tier I capital to risk-adjusted assets... $ 33,729  $ 33,301    $ 8,777      $ 7,749      $13,166    $11,624
Total capital to risk-adjusted assets....   36,488    35,741     17,555       15,499       21,943     19,374
Tier I capital to total average assets
 less goodwill...........................   33,729    33,301    $15,453      $14,706      $19,316    $18,382

Risk-adjusted assets.....................  208,104   186,531
Risk-adjusted off-balance sheet items....   11,328     7,204
Average assets for Leverage ratio........ $386,318  $367,649

RATIOS:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items...................................    15.4%     17.2%       4.0%         4.0%         6.0%       6.0%

Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items.................    16.6      18.4        8.0          8.0         10.0       10.0

Tier I capital as a percentage of total
 average assets less goodwill............     8.7%      9.1%       4.0%         4.0%         5.0%       5.0%



The Company exceeded all relevant regulatory capital measurements at June 30, 1999, and was considered well capitalized. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent.
The Company continues to improve its capital level as illustrated by the positive change in its Leverage ratio. At June 30, 1999, the Company's Leverage ratio equaled 8.7 percent as compared to 9.6 percent at March 31, 1999 and 9.5 percent at December 31, 1998. The decline in the Leverage ratio is a direct result of aforementioned repurchase and retirement of
common stock.   Based on the closing price on June 30, 1999, had the
Company been successful in repurchasing the entire 220,000 shares by the end of the second quarter of 1999, the exposure to the Leverage ratio would have been an additional decline of 0.7 percent to 8.0 percent.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the three months ended June 30, 1999, was $1,110 or $0.51 per share. Net income for the first six months of 1999 totaled $2,250 or $1.03 per share, or 4.65 percent increase over the $2,150 or $0.98 per
share reported for the same period last year.   The primary factors
affecting the increased earnings were improvements in net interest income and noninterest income coupled with a reduction in the provision for loan losses. Partially offsetting these improvements was a higher level of noninterest expense. The Company's return on average assets equaled 1.17 percent for the six months ended June 30, 1998 and 1998. For the first six months of 1999, return on average equity equaled 11.32 percent compared to
11.65 percent for the same period last year. In comparison, the peer groups return on average assets and return on average equity equaled 1.14 percent and 12.04 percent, respectively.

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

Hardware:
  System 4300 processor     Certification        None           Complete   Yes
                            from responsible
                            vendor

Operating:
  Unix operating system     Non-compliant        Upgrade to     Complete   Yes
                                                 Version 3.0.2

Account processing:
  Software, Release 3.0     Certification        None           Complete   Yes
                            from responsible
                            vendor

Item processing:
  Software Version 3.22     Certification        None           Complete   Yes
                            from responsible
                            vendor

Image statement rendering:
  Software Version 1.2      Certification        None           Complete   Yes
                            from responsible
                            vendor

Teller transaction:
  Software                  No certification     Perform        Complete   Yes
                            available            internal
                                                 testing

Trust accounting:
  Software Version 5.0      Certification from   None           Complete   Yes
                            responsible vendor

Loan document preparation:
  Software                  Certification from   None           Complete   Yes
                            responsible vendor
--------------------------------------------------------------------------------------------------------------
NONMISSION-CRITICAL IT
SYSTEMS:

Communications
Software/Data               Certification        None           Complete   Yes
                            requested and will
                            be reviewed for
                            compliance

Hardware                    No certification     Perform        Complete   Yes
                            available            internal
                                                 testing on all
                                                 hardware
--------------------------------------------------------------------------------------------------------------
NONMISSION-CRITICAL
NON-IT SYSTEMS:

Imbedded technology         Certification        Non-compliant  Complete   Yes
                            requested and will   systems will
                            be reviewed for      be upgraded or
                            compliance           converted to
                                                 new products

Other items-date stamps,    Review items for     Internal       Complete   Yes
forms, checks,              date sensitivity     testing will
calculators, etc.                                be performed
                                                 if needed


                                                 Items will be
                                                 replaced as
                                                 needed
--------------------------------------------------------------------------------------------------------------

The Company believes that through completion of its Y2K project plan it will successfully mitigate any Y2K problems associated with its mission-critical IT systems. All mission-critical IT systems are currently Y2K compliant. Significant testing has been performed on all software and hardware that is currently Y2K compliant to ensure compliance. The Company is fully compliant relative to its IT systems and non-IT systems at June 30, 1999. Costs expended in 1998 relative to disposition of non-compliant hardware and software were $78 and $9, respectively. There were no Y2K remediation costs expended during the first six months of 1999. Any further costs relative to the Company's Y2K efforts will be expensed as incurred. Management does not expect these costs to have a material effect on the operating results or financial position of the Company.

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

NET INTEREST INCOME:

During the second quarter of 1999, net interest margins for financial institutions throughout the United States stabilized as compared to the downturn experienced during the previous two years. For the nation's top 50 banks, average tax-equivalent net interest margins remained at the 3.97 percent level reported for the first quarter of the year. Conversely, the local peer group continued to experience a deterioration in its net interest margin declining 11 basis points from the first quarter of 1999. Similar to the net interest margin trend experienced by the top banks, the Company's also had a stabilization in its net interest margin remaining at
4.05 percent during the second quarter of 1999 as compared to the previous quarter. For the six months ended June 30, 1999 and 1998, the Company's tax-equivalent net interest margin was 4.05 percent and 4.10 percent, respectively. The Company's tax-equivalent net interest spread was 3.42 percent for the six months ended June 30, 1998, and 3.35 percent for the comparable period of 1999.

Maintenance of an adequate net interest margin is a primary concern for the Company. Based on the strength of recent economic indicators, management expects the FOMC to continue to raise interest rates in the near term by invoking monetary policy. This action may have an adverse effect on the Company's net interest income as its cost of funds increases with the changes in general market rates while management is unable to increase loan prices to offset these increases as a result of competitive pressures.

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


NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                         1999 VS. 1998              1999 VS. 1998
                                       INCREASE (DECREASE)        INCREASE (DECREASE)
                                         ATTRIBUTABLE TO            ATTRIBUTABLE TO
                                      ---------------------      ---------------------
                                      TOTAL                      TOTAL
                                      CHANGE   RATE  VOLUME      CHANGE   RATE  VOLUME
                                      ------   ----  ------      ------   ----  ------
Interest income:
Loans:
  Taxable............................. $ (28) $(123)  $  95       $(122) $(276)  $ 154
  Tax-exempt..........................    (6)    (3)     (3)        (13)    (9)     (4)
Investments:
  Taxable.............................   336    (22)    358         508    (25)    533
  Tax-exempt..........................   (38)    (3)    (35)        (58)    (7)    (51)
Federal funds sold....................  (152)   (25)   (127)       (186)   (39)   (147)
                                       -----  -----   -----       -----  -----   -----
    Total interest income.............   112   (176)    288         129   (356)    485
                                       -----  -----   -----       -----  -----   -----
Interest expense:
Money market accounts.................    (9)   (11)      2         (12)   (13)      1
NOW accounts..........................    35     15      20          65     29      36
Savings accounts......................   (42)   (39)     (3)        (99)   (90)     (9)
Time deposits less than $100..........     9    194    (185)          8    (85)     93
Time deposits $100 or more............   (31)    (2)    (29)        (45)    (6)    (39)
Short-term borrowings.................    15             15           9     (1)     10
Long-term debt........................                                       1      (1)
                                       -----  -----   -----       -----  -----   -----
    Total interest expense............   (23)   157    (180)        (74)  (165)     91
                                       -----  -----   -----       -----  -----   -----
    Net interest income............... $ 135  $(333)  $ 468       $ 203  $(191)  $ 394
                                       =====  =====   =====       =====  =====   =====

The Company's net interest income on a tax-equivalent basis improved $203 from $7,153 for the first half of 1998 to $7,356 for the same period of 1999. This change was attributed to a rise in interest income of $129 coupled with a decline in interest expense of $74. The favorable volume variance of $394 offset partially by the unfavorable rate variance of $191 caused the net interest income improvement. The volume variance resulted from a $14.5 million rise in average earning assets exceeding the $9.0 million increase in average interest-bearing liabilities. The volume change in earning assets accounted for $485 of interest income which was partially offset by additional interest expense of $91 from the growth in interest-bearing liabilities. Specifically, the growth in average taxable investments of $18.3 million and average taxable loans of $3.7 million resulted in additional interest income of $533 and $154, respectively. These increases were primarily offset by a $6.1 million decrease in average federal funds sold which caused a negative volume variance of $147. The major contributor to the increased interest expense due to volume changes was the $7.4 million increase in time deposits less than $100 from $174.7 million for the first six months of 1998 to $182.1 million for the comparable period of 1999.

The $394 gain in interest income as a result of improvements in volumes was offset by a $191 reduction due to rate changes. The tax-equivalent yield on earning assets declining more than the cost of funds caused the unfavorable variance. The weighted average tax-equivalent yield on earning assets declined from 8.05 percent for the first half of 1998 to 7.80 percent for the comparable period of 1999. This yield reduction accounted for a $356 decline in interest income. The yield on the taxable portion of the loan portfolio was primarily responsible for the total variance due to changes in earning asset yields. For the six months ended June 30, the yield on taxable loans declining from 8.62 percent in 1998 to 8.39 percent in 1999. This 23 basis point reduction resulted in a drop in interest income of $276. Although not able to recover the entire $356 reduction in interest income due to rates changes on earning assets, a 7 basis point improvement in the Company's cost of funds aided the Company in offsetting $165 of the rate variance. Interest rate reductions of 28 basis points in savings accounts and 22 basis points in time deposits less than $100 were the major influences for the improvement. Specifically, the cost of savings accounts declined from 2.61 percent in 1998 to 2.33 percent in 1999 caused a $90 savings in interest expense. In addition, the interest rate change on time deposits less than $100 from 5.64 percent in 1998 to 5.42 percent in 1999 caused a $85 reduction in interest expense.

For the quarter ended June 30, 1999, net interest income on a tax-equivalent basis increased $135 compared to the same period last year. Similar to the year-to-date variance, the Company experienced a favorable volume variance offset partially by an unfavorable rate variance. Circumstances similar to those given for the six month period provide the reasons for the favorable change. The growth of earning assets occurring at a quicker pace than interest-bearing liabilities resulted in a positive volume variance amounting to $468. Offsetting this favorable volume variance was a negative rate variance accounting for a $333 reduction in net interest income as a result of a 3 basis point decline in the net interest spread for the comparable second quarters of 1999 and 1998.

As was evidenced during the first half of 1999, management expects the majority of the net interest income growth to result from the growth in earning assets exceeding that of interest-bearing liabilities as the net interest spread continues to be pressured based on the pending interest rate increases and strength in the competitive environment.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended June 30, 1999 and 1998, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent.


SUMMARY OF NET INTEREST INCOME
                                                        JUNE 30, 1999                   JUNE 30, 1998
                                                ---------------------------     ---------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                -------  --------  --------     -------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $242,201   $10,082      8.39%   $238,503   $10,204      8.63%
  Tax-exempt..................................    7,183       288      8.09       7,291       301      8.33
Investments:
  Taxable.....................................   75,253     2,202      5.90      57,006     1,694      5.99
  Tax-exempt..................................   37,452     1,504      8.10      38,717     1,562      8.14
Federal funds sold............................    4,228        98      4.67      10,313       284      5.55
                                               --------   -------              --------   -------
    Total earning assets......................  366,317    14,174      7.80%    351,830    14,045      8.05%
Less:  allowance for loan losses..............    4,076                           3,904
Other assets..................................   26,537                          22,861
                                               --------                        --------
    Total assets.............................. $388,778                        $370,787
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 16,905       240      2.86%   $ 16,773       252      3.03%
NOW accounts..................................   23,937       290      2.44      20,825       225      2.18
Savings accounts..............................   63,498       733      2.33      64,237       832      2.61
Time deposits less than $100..................  182,130     4,894      5.42     174,689     4,886      5.64
Time deposits $100 or more....................   22,136       643      5.86      23,477       688      5.91
Short-term borrowings.........................      651        16      4.96         212         7      6.66
Long-term debt................................       40         2     10.08          43         2      9.38
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  309,297     6,818      4.45%    300,256     6,892      4.63%
Noninterest-bearing deposits..................   35,792                          30,754
Other liabilities.............................    3,639                           2,561
Stockholders' equity..........................   40,050                          37,216
                                               --------                        --------
    Total liabilities and stockholders' equity $388,778                        $370,787
                                               ========   -------              ========   -------
    Net interest/income spread................            $ 7,356      3.35%              $ 7,153      3.42%
                                                          =======                         =======
    Net interest margin.......................                         4.05%                           4.10%
Tax equivalent adjustments:
Loans.........................................            $    98                         $   102
Investments...................................                511                             531
                                                          -------                         -------
    Total adjustments.........................            $   609                         $   633
                                                          =======                         =======



Note:   Average balances were calculated using average daily balances.  Average balances for loans include nonaccrual loans.  Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $1,657 for the first half of 1999 and
        $2,624 for the first half of 1998 included in other assets.  Tax-equivalent adjustments were calculated using the prevailing statutory rate of 34.0 percent.


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

The Company's loan loss provision totaled $60 for the first six months of 1999, a $150 decrease from the $210 recorded for the same period last year. For the second quarter of 1999, the Company recorded a loan loss provision of $30, this was $75 less than the $105 reported for the second quarter of 1998. The ratio of allowance for loan losses as a percentage of loans, net of unearned income, increased from 1.58 percent at June 30, 1998, to 1.60 at June 30, 1999, despite the decline in the provision. Management believes that maintaining a standard monthly charge to operations in the form of a provision is warranted. Should loan demand continue to intensify or nonperforming asset levels deteriorate, management will consider adjusting this provision during the remainder of 1999.

NONINTEREST INCOME:

For the six months ended June 30, 1999, the Company recorded noninterest income of $786, an increase of $57 or 7.8 percent compared to $729 reported for the same six months of 1998. The primary factor contributing to the increase was a $36 gain on the sale of residential mortgages on the secondary market. The Company began selling these types of loans on the secondary market in the second half of 1998. Accounting for the remainder of the increase were net gains of $9 on the sale of properties held in other real estate, additional service charges on deposit accounts of $5 and increased trust service revenue of $7.

The amount of noninterest income recorded for the quarters ended June 30, 1999 and 1998 remained relatively constant. The Company recorded noninterest income of $374 for the three months ended June 30, 1999, as compared to $376 for the same period last year.

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

Noninterest expense for the six months ended June 30, 1999, totaled $4,594, an increase of $258 or 6.0 percent over the $4,336 recorded for the same period last year. The Company's operating efficiency remained constant as indicated by its overhead ratio, noninterest income less noninterest expense to average assets. This ratio equaled 2.0 percent for the first half of both 1999 and 1998 and continues to outperform that of the peer group which recorded an overhead ratio of 2.5 percent for the first six
months of 1999.   The Company also measures its efficiency with the
operating efficiency ratio. This ratio is defined as noninterest expense, excluding other real estate expense, as a percentage of net interest income and noninterest income less nonrecurring gains and losses. The Company's operating efficiency ratio for the first six months of 1999 was 61.0 percent compared to 59.3 percent for the same period of 1998. The weakening in this ratio resulted from additional expenses incurred relative to the opening of the Clarks Summit branch and corporate center during the first half of 1999.

Salaries and employee benefit expenses comprise the majority of the Company's noninterest expense. These expenses totaled $2,358 or 51.3 percent of noninterest expense for the six months ended June 30, 1999. In comparison, these expenses were $2,203 or 50.8 percent of noninterest expense for the same period of 1998. This increase of $155 was primarily due to additional staffing needs related to opening the Clarks Summit branch office along with merit increases associated with personnel performance appraisals.

Net occupancy and equipment expenses remained relatively constant. For the first six months of 1999 these expenses totaled $650 as compared to $657 for the same period last year. Construction of the Company's fourteenth branch office, started in the first quarter of this year, is near completion. This office which has been funded through normal operations is located in Dickson City, Lackawanna County, Pennsylvania and is scheduled to open for business in the third quarter. In addition, the Company is converting its core bank processing system to CoreDirector, a windows-based operating system. This project is also expected to be completed during the third quarter of 1999.

Other expenses amounted to $1,586 for the first half of 1999, an increase of $110 over the $1,476 reported for the same period of 1998. The primary causes for this increase are a greater amount of state shares tax and increased marketing and supply costs related to the operation of the Clarks Summit facility.

Management anticipates increased salary and benefit expenses, occupancy and equipment expenses and other expenses related to the opening of the Dickson City branch during the second half of 1999. Management also expects further increases in occupancy and equipment expenses during the remainder of 1999 relative to the conversion of the operating system to a windows-based system.

On April 8, 1999, the Federal Deposit Insurance Corporation ("FDIC") announced that existing insurance premiums would be retained for the second half of 1999. Risk-related assessment rates for both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") were kept in the 0 to 27 basis point range on an annual basis. It was noted by the FDIC that: (i) over 95.0 percent of all BIF-member institutions pay no premiums as they are in the lowest risk category. Of these same institutions, only 0.1 percent fall into the 27 cents per 100 dollars insurance premium category. The average annual assessment rate for all BIF-member institutions is projected at 0.10 cents per 100 dollars. The FDIC-approved rate schedule is expected to maintain the BIF's reserve ratio above the Congressional mandated 1.25 percent through December 31, 1999;
(ii) approximately 92.4 percent of all SAIF-member institutions pay no premiums. The average annual assessment rate is estimated to be 0.25 cents per 100 dollars, which is expected to maintain SAIF reserves over the mandated 1.25 percent ratio; (iii) a separate levy will be assessed on all FDIC-insured institutions to bear the cost of the bonds sold by the Finance Corporation ("FICO") between 1987 and 1989 in support of the former Federal Savings and Loan Insurance Corporation. The 1996 law requires the FICO rate on BIF-assessable deposits to equal one-fifth the rate for SAIF-assessable deposits until January 1, 2000, or earlier if the two funds merge.

For the quarter ended June 30, 1999, the Company experienced a $160 or 7.3 percent increase in noninterest expenses of as compared to the same period of 1998. The reasons for the quarterly changes are similar to those presented for the year-to-date changes.

Major components of noninterest expenses for the three months and six months ended June 30, 1999 and 1998 are summarized as follows:


NONINTEREST EXPENSES
                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                  1999       1998        1999      1998
---------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes..................... $1,023     $  942      $2,019    $1,877
Employee benefits..............................    171        167         339       326
                                                ------     ------      ------    ------
  Salaries and employee benefits expense.......  1,194      1,109       2,358     2,203
                                                ------     ------      ------    ------

Net occupancy and equipment expense:
Net occupancy expense..........................    135        132         301       270
Equipment expense..............................    167        173         349       387
                                                ------     ------      ------    ------
  Net occupancy and equipment expense..........    302        305         650       657
                                                ------     ------      ------    ------

Other noninterest expenses:
Marketing expense..............................    118         78         157       129
Other taxes....................................     77         70         157       133
Stationery and supplies........................     96         94         203       181
Contractual services...........................    246        223         464       446
Insurance including FDIC assessment............     30         18          61        37
Other..........................................    303        309         544       550
                                                ------     ------      ------    ------
  Other noninterest expenses...................    870        792       1,586     1,476
                                                ------     ------      ------    ------
    Total noninterest expense.................. $2,366     $2,206      $4,594    $4,336
                                                ======     ======      ======    ======


INCOME TAXES:

For the first half of 1999, the Company reported tax expense of $629, an effective tax rate of 21.8 percent. For the same period of 1998, the Company reported tax expense of $553, an effective tax rate of 20.5 percent. Additionally, the Company reported tax expense of $310, a rate of
21.8 percent, for the second quarter of 1999 compared to $277, a rate of
20.4 percent, for the second quarter of 1998.  Higher earnings along with a lower amount of tax-exempt income contributed to the increased effective tax rate. Tax-exempt interest income as a percentage of total interest income declined from 9.2 percent for the first half of 1998 to 8.7 percent
for the same period this year.   Management expects the Company's effective
tax rate to remain stable for the remainder of 1999 by emphasizing income on tax-exempt investments and loans as well as utilizing investment tax credits available through its investment in a residential housing program for elderly and low- to moderate-income families.

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

COMM BANCORP, INC.
OTHER INFORMATION
                 -------------------------------------------------------------

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          NONE

ITEM 2.   CHANGES IN SECURITIES
          NONE

ITEM 3.   DEFAULTS OF SENIOR SECURITIES
          NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AT THE COMPANY'S ANNUAL MEETING OF STOCKHOLDERS HELD ON JUNE 11, 1999, FOR WHICH PROXIES WERE SOLICITED PURSUANT TO SECTION 14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, THE FOLLOWING MATTERS WERE VOTED UPON BY THE STOCKHOLDERS.

     1. To elect ten directors to serve for a one-year term and until their successors are duly elected and qualified.

          All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

          Nominee                      For               Against
          -------                 -------------         ---------
          David L. Baker          1,715,665.756         3,400.000
          William F. Farber, Sr.  1,711,552.640         7,513.116
          Judd Fitze              1,715,665.756         3,400.000
          John P. Kameen          1,715,185.756         3,880.000
          Erwin T. Kost           1,715,065.756         4,000.000
          William B. Lopatofsky   1,715,665.756         3,400.000
          J. Robert McDonnell     1,703,565.756        15,500.000
          Joseph P. Moore, Jr.    1,714,585.756         4,480.000
          Theodore W. Porosky     1,684,055.756        35,010.000
          Eric Stephens           1,715,665.756         3,400.000

   2. To ratify the selection of Kronick, Kalada Berdy & Co. of Kingston, Pennsylvania, Certified Public Accountants, as the independent auditors for the year ending December 31, 1999. The votes cast on this matter were as follows:

                         For               Against
                    -------------        ----------
                    1,724,407.013        18,040.000


COMM BANCORP, INC.
OTHER INFORMATION (CONTINUED)
                             -------------------------------------------------

ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  NONE
          (b)  Reports on Form 8-K

               5 - On April 22, 1999, the Company filed a report on Form 8-K, disclosing the Board of Directors authorization of the purchase of up to 220,000 shares of the Company's issued and outstanding common stock, from time to time, in open market purchases, through a licensed broker-dealer in accordance with the terms, conditions and restrictions contained in Rule 10b-18.

               7(c) - Form of Press Release detailing the Company's plans to purchase up to 220,000 shares of its issued and outstanding common stock.













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


                                  Registrant, Comm Bancorp, Inc.


Date: August 12, 1999                  /s/ David L. Baker
     ----------------------            ------------------------------
                                       David L. Baker
                                       Chief Executive Officer


Date: August 12, 1999                  /s/ Scott A. Seasock
     ----------------------            ------------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: August 12, 1999                  /s/ Stephanie A. Ganz
     ----------------------            ------------------------------
                                       Stephanie A. Ganz, VP of Finance
                                       (Principal Accounting Officer)