Form 10-Q
period 1999-09-30
COMM BANCORP INC
filed 1999-11-15
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------     --------------------------------

Commission file number          0-17455
                              ------------

                                  COMM BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                   23-2242292
------------------------------------------     --------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                 Number)


     521 MAIN STREET, FOREST CITY, PA                          18421
------------------------------------------     --------------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (717) 785-3181
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,051,808 AT NOVEMBER 09, 1999.




                             Page 1 of 53
                       Exhibit Index on Page 51


                           COMM BANCORP, INC.
                                FORM 10-Q

                           SEPTEMBER 30, 1999

                                  INDEX

CONTENTS                                                           PAGE NO.
---------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION:

 Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months and Nine Months Ended September 30,
      1999 and 1998..............................................      3
     Consolidated Balance Sheets - September 30, 1999, and
      December 31,1998...........................................      4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Nine Months Ended September 30, 1999...............      5
     Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 1999 and 1998..........................      6
     Notes to Consolidated Financial Statements..................      7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................      *

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................     49

  Item 2: Changes in Securities and Use of Proceeds..............     49

  Item 3: Defaults Upon Senior Securities........................     49

  Item 4: Submission of Matters to a Vote of Security Holders....     49

  Item 5: Other Information......................................     49

  Item 6: Exhibits and Reports on Form 8-K.......................     49

  Signatures.....................................................     50

  Exhibit Index..................................................     51

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED NINE MONTHS ENDED
                                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                                           1999      1998      1999      1998
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable............................................................    $5,340    $5,183   $15,422   $15,387
  Tax-exempt.........................................................       112       100       302       299
Interest and dividends on investment securities available-for-sale:
  Taxable............................................................     1,149       880     3,291     2,500
  Tax-exempt.........................................................       477       506     1,470     1,537
  Dividends..........................................................        32        39        92       113
Interest on federal funds sold.......................................         6       184       104       468
                                                                         ------    ------   -------   -------
    Total interest income............................................     7,116     6,892    20,681    20,304
                                                                         ------    ------   -------   -------

INTEREST EXPENSE:
Interest on deposits.................................................     3,504     3,540    10,304    10,423
Interest on short-term borrowings....................................        44                  60         7
Interest on long-term debt...........................................                   1         2         3
                                                                         ------    ------   -------   -------
    Total interest expense...........................................     3,548     3,541    10,366    10,433
                                                                         ------    ------   -------   -------
    Net interest income..............................................     3,568     3,351    10,315     9,871
Provision for loan losses............................................        30       105        90       315
                                                                         ------    ------   -------   -------
    Net interest income after provision for loan losses..............     3,538     3,246    10,225     9,556
                                                                         ------    ------   -------   -------

NONINTEREST INCOME:
Service charges, fees and commissions................................       432       380     1,182     1,109
Net gains on sale of loans...........................................        17         4        53         4
Net gains on sale of investment securities...........................                 235                 235
                                                                         ------    ------   -------   -------
    Total noninterest income.........................................       449       619     1,235     1,348
                                                                         ------    ------   -------   -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...............................     1,253     1,105     3,611     3,308
Net occupancy and equipment expense..................................       363       303     1,013       960
Other expenses.......................................................       816       989     2,402     2,465
                                                                         ------    ------   -------   -------
    Total noninterest expense........................................     2,432     2,397     7,026     6,733
                                                                         ------    ------   -------   -------
Income before income taxes...........................................     1,555     1,468     4,434     4,171
Provision for income tax expense.....................................       355       318       984       871
                                                                         ------    ------   -------   -------
    Net income.......................................................     1,200     1,150     3,450     3,300
                                                                         ------    ------   -------   -------

OTHER COMPREHENSIVE INCOME:
Unrealized gains (losses) on investment securities available-for-sale      (191)      742    (2,094)    1,370
Reclassification adjustment for gains included in net income.........                (235)               (235)
Income tax expense (benefit) related to other comprehensive income...       (65)      173      (712)      386
                                                                         ------    ------   -------   -------
    Other comprehensive income (loss), net of income taxes...........      (126)      334    (1,382)      749
                                                                         ------    ------   -------   -------
    Comprehensive income.............................................    $1,074    $1,484   $ 2,068   $ 4,049
                                                                         ======    ======   =======   =======

PER SHARE DATA:
Net income...........................................................    $ 0.58    $ 0.52   $  1.61   $  1.50
Cash dividends declared..............................................    $ 0.15    $ 0.10   $  0.41   $  0.24
Average common shares outstanding.................................... 2,080,174 2,205,844 2,149,724 2,205,048



See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                           ----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                       1999          1998
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks............................................................. $  7,863       $ 11,464
Federal funds sold..................................................................    1,850          7,700
Investment securities available-for-sale............................................  112,534        109,626
Loans held for sale, net............................................................       60            503
Loans, net of unearned income.......................................................  267,072        248,140
  Less: allowance for loan losses...................................................    3,756          4,050
                                                                                     --------       --------
Net loans...........................................................................  263,316        244,090
Premises and equipment, net.........................................................    9,355          7,016
Accrued interest receivable.........................................................    2,249          2,297
Other assets........................................................................    5,577          5,555
                                                                                     --------       --------
    Total assets.................................................................... $402,804       $388,251
                                                                                     ========       ========

LIABILITIES:
Deposits:
  Noninterest-bearing............................................................... $ 36,681       $ 36,024
  Interest-bearing..................................................................  325,343        308,229
                                                                                     --------       --------
    Total deposits..................................................................  362,024        344,253
Long-term debt......................................................................       39             41
Accrued interest payable............................................................    1,928          1,740
Other liabilities...................................................................    1,796          2,483
                                                                                     --------       --------
    Total liabilities...............................................................  365,787        348,517
                                                                                     --------       --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 September 30, 1999, 2,076,465 shares; December 31, 1998, 2,207,022 shares..........      686            729
Capital surplus.....................................................................    6,270          6,537
Retained earnings...................................................................   30,049         31,074
Net unrealized gain on available-for-sale securities................................       12          1,394
                                                                                     --------       --------
    Total stockholders' equity......................................................   37,017         39,734
                                                                                     --------       --------
    Total liabilities and stockholders' equity...................................... $402,804       $388,251
                                                                                     ========       ========




See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               NET UNREALIZED          TOTAL
                                                 COMMON   CAPITAL   RETAINED          GAIN ON   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS       SECURITIES         EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998........................ $729    $6,537    $31,074          $ 1,394        $39,734
Net income........................................                     3,450                           3,450
Dividends declared: $0.41 per share...............                      (870)                           (870)
Dividend reinvestment plan: 4,986 shares issued...    2       139                                        141
Repurchase and retirement: 135,543 shares.........  (45)     (406)    (3,605)                         (4,056)
Net change in unrealized gain on securities.......                                     (1,382)        (1,382)
                                                   ----    ------    -------          -------        -------
BALANCE, SEPTEMBER 30, 1999....................... $686    $6,270    $30,049          $    12        $37,017
                                                   ====    ======    =======          =======        =======







See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NINE MONTHS ENDED SEPTEMBER 30,                                                               1999      1998
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................................... $  3,450  $  3,300
Adjustments:
  Provision for loan losses..............................................................       90       315
  Depreciation, amortization and accretion...............................................    1,325       911
  Amortization of loan fees..............................................................     (124)     (140)
  Deferred income tax (benefit)..........................................................      (48)      (16)
  Gains on sale of available-for-sale securities.........................................               (235)
  Losses (gains) on sales of other real estate...........................................      (28)      131
  Changes in:
    Loans held for sale, net.............................................................      443      (229)
    Interest receivable..................................................................       48       300
    Other assets.........................................................................      510      (332)
    Interest payable.....................................................................      188        97
    Other liabilities....................................................................     (712)      567
                                                                                          --------  --------
      Net cash provided by operating activities..........................................    5,142     4,669
                                                                                          --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale securities.....................................                307
Proceeds from repayments of available-for-sale securities................................   33,145    32,973
Purchases of available-for-sale investment securities....................................  (38,622)  (32,276)
Proceeds from sale of other real estate..................................................      192       144
Net increases in lending activities......................................................  (19,494)     (457)
Purchases of premises and equipment......................................................   (2,823)   (1,785)
                                                                                          --------  --------
      Net cash used in investing activities..............................................  (27,602)   (1,094)
                                                                                          --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts............................   22,362     2,617
  Time deposits..........................................................................   (4,591)    4,979
  Short-term borrowings..................................................................             (9,575)
Payments on long-term debt...............................................................       (2)       (2)
Proceeds from issuance of common shares..................................................      141       120
Repurchase and retirement of common shares...............................................   (4,056)
Cash dividends paid......................................................................     (845)     (573)
                                                                                          --------  --------
      Net cash provided by (used in) financing activities................................   13,009    (2,434)
                                                                                          --------  --------
      Net increase (decrease) in cash and cash equivalents...............................   (9,451)    1,141
      Cash and cash equivalents at beginning of year.....................................   19,164    17,265
                                                                                          --------  --------
      Cash and cash equivalents at end of period......................................... $  9,713  $ 18,406
                                                                                          ========  ========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest............................................................................... $ 10,178  $ 10,336
  Income taxes...........................................................................    1,259       766
Noncash items:
  Transfer of loans to other real estate.................................................      302       214
  Change in net unrealized losses (gains) on available-for-sale securities...............    1,382      (750)
  Cash dividends declared................................................................ $    870  $    530




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









COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    -------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

OPERATING ENVIRONMENT:

On August 24, 1999, the Federal Open Market Committee ("FOMC") raised the federal funds rate to 5.25 percent from 5.00 percent. This marked the second 25 basis point increase in 1999, the first increase came at the close of the second quarter. In 1998, the FOMC was forced to lower the federal funds rate 75 basis points from 5.50 percent to 4.75 percent in response to foreign recessionary conditions. However, in 1999, foreign conditions have rebounded. This rebound, coupled with sustained growth and potential for inflationary conditions in the domestic economy, led to the FOMC's action in 1999. In response to the second increase, banks again answered with another 25 basis point increase in the prime rate to 8.25 percent, driving up the cost of borrowing for consumers and businesses. The FOMC plans to keep a close watch on inflationary pressures, such as the tight labor market and the growth in demand, for the remainder of 1999. Should these pressures intensify, the FOMC could further tighten monetary policy by raising rates again before year-end.

Despite the rise in interest rates, the U.S. economy surged in the third quarter of 1999, compared to a moderate second quarter. Fueled by strong domestic demand, the nation's gross domestic product, the value of all goods and services produced in the United States, grew at a robust annual rate of 4.8 percent in the third quarter compared to a sluggish 1.9 percent in the second quarter. Over the past four years, the U.S. economy has posted considerable growth at 4.4 percent. Consumer spending, grew at an annual rate of 4.3 percent, while business spending increased significantly at a 22.0 percent annual rate during the third quarter of 1999. Sizeable outlays for high technology items such as computers and software chiefly influenced this spending rate. In addition, the price for these items declined sharply at 3.0 percent for the third quarter, causing a ripple effect of lowering the overall inflation rate. This is evidenced by the rise in the chain weight deflator of only 1.0 percent in the third quarter of 1999, compared to 1.3 percent in the second quarter. The labor market remained tight but stable during the third quarter of 1999. Unemployment dropped 0.1 percent to 4.2 percent at the end of the third quarter compared to 4.3 percent at the end of the second quarter. Moreover, the third quarter of 1999 employment cost index showed only a moderate increase of
0.8 percent compared to the 1.1 percent jump experienced in the second quarter.

Positive earning trends continued for the banking industry during the third quarter of 1999. Although net interest margins declined during the period, the slope was not as severe as has been recently seen. Despite the two recent 25 basis point actions taken by the FOMC, financial institutions were unable to make a parallel shift in their loan pricing due to intense competitive pressure, while having to fund asset growth with higher costing funds. As a result of the slowdown in the deterioration of the net interest margin and increased operating efficiencies, financial institutions continued their favorable earning trends. However, should the FOMC continue its tightening position towards monetary policy, net interest margins may again deteriorate faster in the near term.

Contrary to the industry, the Company experienced improvement in its tax-equivalent net interest margin to 4.05 percent for the third quarter of 1999, from 4.01 percent for the third quarter of 1998. This higher margin factored into the overall improvement in the Company's third quarter earnings. Net income for the three months ended September 30, 1999, was $1,200 or $0.58 per share as compared to $1,150 or $0.52 per share for the same three months of last year. The Company's return on average assets equaled 1.18 percent for the three months ended September 30, 1999, and
1.19 percent for the same period last year. Return on average equity for the three months ended September 30, 1999 and 1998, equaled 12.97 percent and 11.72 percent, respectively. The Company had another comprehensive loss of $126 for the three months ended September 30, 1999, compared to other comprehensive income of $334 for the same period of 1998. A decline in the market value of investment securities caused by the August 24, 1999, rate increase resulted in the other comprehensive loss for the third quarter of 1999.

REVIEW OF FINANCIAL POSITION:

Total assets equaled $402.8 million at September 30, 1999, an increase of $14.5 million over the $388.3 million recorded at December 31, 1998. Greater loan demand primarily contributed to the increase in total assets. In an effort to expand its commercial loan portfolio, the Company added staffing to its commercial loan department in the fourth quarter of 1998. The Company was successful in its efforts as commercial loans and commercial mortgages grew $9.7 million and $5.0 million, respectively, from December 31, 1998, to September 30, 1999. Overall, loans, net of unearned income, increased $19.0 million to $267.1 million at September 30, 1999,
from $248.1 million at December 31, 1998.   Deposits totaled $362.0 million
at September 30, 1999, a $17.7 million increase over the $344.3 million
reported at December 31, 1998.   Stockholders' equity declined $2.7 million
from December 31, 1998, to September 30, 1999. During the second quarter of 1999, the Board of Directors approved a stock repurchase program, which authorizes management to repurchase up to 220,000 shares of the Company's common stock. Since its inception, the Company repurchased and retired 135,543 shares of its common stock for $4.1 million, which was the primary factor contributing to the decline in stockholder's equity. Consequently, the Company experienced a decline in its leverage ratio from 9.5 percent at year-end 1998 to 8.8 percent at September 30, 1999. Net income of $3,450 offset in part by a net unrealized loss on investment securities of $1,382 and net cash dividends distributed to stockholders of $729 also affected stockholders' equity.

For the third quarter of 1999, total assets grew $5.4 or at an annualized rate of 5.4 percent. Total assets averaged $402.2 for the third quarter of 1999, an increase of $7.8 million compared to the $394.4 million averaged for the second quarter. The Company experienced significant loan demand in the third quarter of 1999. Loans, net of unearned income grew $12.3 million or at annualized rate of 19.2 percent from the end of the second quarter. Average loans, net of unearned income were $262.1 million for the quarter ended September 30, 1999, an increase of $11.8 million from the $250.3 averaged for the prior quarter. The Company was successful in funding the majority of its third quarter loan demand through deposit growth. Total deposits grew $7.9 million, an annualized rate of 8.9 percent from June 30, 1999. Deposits averaged $358.2 million for the third quarter of 1999, an increase of $8.8 million compared to the $349.4 million averaged for the second quarter. Repayments on investment securities funded the Company's excess loan demand. Investment securities declined $8.9 million from the end of the second quarter. Average investment securities remained relatively unchanged for the second and third quarters of 1999 at $116.1 million and $116.9 million, respectively. In addition, $3.4 million in short-term borrowings were repaid during the third quarter. At September 30, 1999, the Company had a federal funds sold balance of $1.9 million. Stockholders' equity improved slightly from the end of the second quarter. Net income of $1,200 was almost entirely offset by net cash dividends declared of $263 and additional common stock repurchases of $315. The Company's Leverage ratio also improved to 8.8 percent at September 30, 1999, from 8.7 percent at June 30, 1999.

In addition to these financial accomplishments, the Company opened its fourteenth community banking office located in Dickson City, Lackawanna County, Pennsylvania, in the third quarter of 1999.

Community Leasing Corporation, formed in the second quarter of 1999 as a wholly owned subsidiary of Community Bank & Trust Company, became fully operational in the third quarter. Community Leasing Corporation offers direct lease financing of commercial equipment to area businesses. Lease originations amounted to $313 for the three months ended September 30, 1999.

INVESTMENT PORTFOLIO:

Demand for the Company's loan products intensified during the third quarter of 1999. Accordingly, total investments declined $8.9 million from June 30, 1999, as management redeployed cash flows from investment repayments into the lending function. Investment activities for the third quarter of 1999 included repayments of $11.3 million and purchases of $2.8 million. Management expects a continuation of loan demand during the final quarter of 1999, which will lead to investments becoming less significant in respect to the overall composition of the balance sheet. Proceeds from investment portfolio repayments should equal $5.3 million if interest rates remain stable during the final quarter of 1999. Based on an instantaneous and parallel shift in the yield curve of plus and minus 100 basis points, repayments are not expected to change significantly at $5.1 million and $5.7 million, respectively. Accordingly, management expects near term loan demand to be satisfied by investment cash flows supplemented through normal deposit gathering.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 1999, and December 31, 1998, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE

                                                   SEPTEMBER 30,          DECEMBER 31,
                                                       1999                   1998
                                                   -------------          ------------
                                                   AMOUNT    %            AMOUNT    %
--------------------------------------------------------------------------------------
U.S. Treasury securities........................ $  3,017   2.68%       $ 11,060  10.09%
U.S. Government agencies........................    1,649   1.47             637   0.58
State and municipals............................   36,158  32.13          40,007  36.49
Mortgage-backed securities......................   69,617  61.86          55,834  50.93
Equity securities...............................    2,093   1.86           2,088   1.91
                                                 -------- ------        -------- ------
  Total......................................... $112,534 100.00%       $109,626 100.00%
                                                 ======== ======        ======== ======


As a percentage of earning assets, investment securities constituted 29.5 percent at September 30, 1999, 32.2 percent at June 30, 1999, and 30.0 percent at December 31, 1998. The portfolio is comprised primarily of short-term U.S. government agency mortgage-backed securities ("MBS") and intermediate-term obligations of state and municipalities. At September 30, 1999, nearly two-thirds of all securities in the investment portfolio were mortgage-backed securities. These securities provide liquidity for funding future loan demand. State and municipal securities exempt from federal income tax are the other major component accounting for 32.1 percent of total investments at September 30, 1999. Subsequent to the end of the third quarter of 1999, management decided to extend the average life of its municipal portfolio as a result of the availability of higher yields on these types of instruments in comparison to recent historical offerings. Currently, the tax-equivalent yield on a 15-year municipal obligation is approximately 7.85 percent. This level was last achieved during the early part of the second quarter of 1997. Accordingly, management began selling municipal obligations with shorter maturities and call features replacing them with the same quality municipal securities having longer maturities and call dates. All of the replacement securities were "AAA" rated insured general obligations which are backed by the full faith, credit, and taxing power of the governmental unit issuing the bond. Gains generated as a result of such action will be used to offset a special allocation to the loan loss reserve in the form of a provision when the amount of the loss can be reasonably estimated. Further discussion of this allocation is including in the section entitled "Asset Quality" in this Management's Discussion and Analysis.

The Company's experienced a decline in the tax-equivalent yield in its investment portfolio similar to that of the second quarter of 1999. The tax-equivalent yield was 6.7 percent, 6.6 percent and 6.5 percent in first, second and third quarters of 1999, respectively. Yield analysis does not offer a complete picture of the performance of an investment portfolio because it ignores changes in market value and reinvestment income from repayments. Accordingly, management utilizes a total return approach to measuring its investment portfolio's performance. Total return for bank investment portfolios is the sum of all interest income, reinvestment income on the proceeds from repayments and capital gains and losses, whether realized or unrealized. The Company's investment portfolio ranked in the upper 97th percentile of all banks throughout the United States over the past twelve months according to latest results provided by a national investment performance ranking company. For the twelve months ended September 30, 1999, the Company's total return was 4.2 percent.

During the third quarter of 1999, the parts of the yield curve most closely related to the average lives of the Company's investments did not experience the significant change evidenced during the second quarter. The two- and ten-year portions of the U.S. Treasury yield curve increased 54 basis points and 56 basis points, respectively, from March 31, 1999 to June 30, 1999. Comparatively, the respective parts of the yield curve increased 8 basis points and 9 basis points from the end of the second quarter to the end of the third quarter of 1999. In response the Company did not experience a similar devaluation of the investment portfolio in the third quarter of 1999. The unrealized holding gain of the investment portfolio declined from $1,686 at March 31, 1999, to $209 at June 30, 1999, a $1,477
reduction. The investment portfolio's positive carry to market decreased $192 in the third quarter of 1999 to $17 at September 30, 1999.

The maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available-for-sale portfolio at September 30, 1999, are summarized in the table that follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of MBS and equity securities. MBS have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                               -----------------------------------------------------------------------------
SEPTEMBER 30, 1999             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT YIELD
------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities.....                 $ 3,039   5.07%                                 $  3,039  5.07%
U.S. Government agencies..... $   650   4.00%   1,012   6.20                                     1,662  5.34
State and municipals.........   1,570   6.39    4,519   6.96  $11,292   8.49% $18,185   8.16%   35,566  8.03
Mortgage-backed securities...  20,483   5.99   46,337   5.94    3,579   6.05                    70,399  5.96
Equity securities............                                                   1,851   6.64     1,851  6.64
                              -------         -------         -------         -------         --------
  Total...................... $22,703   5.96% $54,907   5.98% $14,871   7.90% $20,036   8.02% $112,517  6.59%
                              =======         =======         =======         =======         ========

Fair value:
U.S. Treasury securities.....                 $ 3,017                                         $  3,017
U.S. Government agencies..... $   646           1,003                                            1,649
State and municipals.........   1,573           4,542         $11,557         $18,486           36,158
Mortgage-backed securities...  20,364          45,760           3,493                           69,617
Equity securities............                                                   2,093            2,093
                              -------         -------         -------         -------         --------
  Total...................... $22,583         $54,322         $15,050         $20,579         $112,534
                              =======         =======         =======         =======         ========


LOAN PORTFOLIO:

Loans to finance one-to-four family residential properties account for well over one half of the Company's total lending activities. Accordingly, the housing market and the economic conditions affecting it may significantly impact its lending activities. The recent boost in interest rates slowed the robust housing market in the third quarter. However, continued low unemployment, strong job and income growth and high consumer confidence kept the overall trend in the housing market high. The 30-year mortgage rate was up 27 basis points at the end of the third quarter to 7.82 percent from 7.55 percent at June 30, 1999. Even though new and existing home sales for September of 1999 lagged those posted for June, the third quarter of 1999 average new home sales were up 1.7 percent, while existing home sales were down only 0.6 percent. Furthermore, on an annual basis new and existing home sales averaged 9.0 percent and 7.9 percent higher at September 30, 1999, compared to the same period last year. Although the growth trend in the housing market continued, another 25 basis point increase in rates could be enough to cause a downturn.

Despite the increase in the prime rate, commercial loan activity increased for the third quarter of 1999. For all commercial banks, commercial and industrial loans increased $18.1 billion from $962.3 billion at June 30, 1999, to $980.4 billion at September 30, 1999. Conversely, commercial banks experienced a decline in the demand for consumer loans. Consumer loans for all banks totaled $481.2 at the end of the third quarter, down $10.1 million from $491.3 million at the end of the previous quarter. Both commercial and consumer loan demand could be adversely affected if borrowing costs continue to rise.

The composition of the Company's loan portfolio at September 30, 1999, and December 31, 1998, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                SEPTEMBER 30,            DECEMBER 31,
                                                    1999                     1998
                                             AMOUNT         %         AMOUNT         %
----------------------------------------------------------------------------------------
Commercial, financial and others.......... $ 40,706       15.24%    $ 31,044      12.51%
Real estate:
  Construction............................    2,019        0.76        2,108       0.85
  Mortgage................................  194,117       72.68      186,004      74.96
Consumer, net.............................   30,230       11.32       28,984      11.68
                                           --------                 --------
  Loans, net of unearned income...........  267,072      100.00%     248,140     100.00%
                                                         ======                  ======
Less: allowance for loan losses...........    3,756                    4,050
                                           --------                 --------
    Net loans............................. $263,316                 $244,090
                                           ========                 ========



The Company experienced strong demand for all of its loan products during the third quarter of 1999. Specifically, loans grew $12.4 million or 19.2 percent annualized for the quarter ended September 30, 1999. Overall, loans, net of unearned income, totaled $267.1 million at September 30, 1999, an increase of $19.0 million from year-end 1998. Although all major loan categories posted increases, greater demand in the commercial sector was the primary factor contributing to the growth. Commercial loans grew $6.5 million from the end of the second quarter of 1999, for total growth of $9.7 million from December 31, 1998. In addition, commercial mortgage loans totaled $47.7 million at September 30, 1999, an increase of $1.3 million and $5.0 million, respectively, from June 30, 1999 and year-end 1998. The growth in these two areas can be directly attributed to the expansion of the Company's commercial loan department in the fourth quarter of 1998. Residential mortgages and consumer loans also grew, although not to the extent of commercial loans. Residential mortgages totaled $146.4 million at September 30, 1999, an increase of $2.7 million from June 30, 1999, which resulted in a $3.1 million from the end of 1998. Consumer loans grew $1.5 million from the end of the second quarter of 1999, overturning the $0.2 million decline experienced for the first six months of 1999. As a result, of this increased demand in the commercial sector, commercial loans, including commercial mortgages, played a more dominant role in the
composition of the Company's loan portfolio.   Together commercial loans
and commercial mortgages comprised 33.1 percent of loans, net of unearned income at September 30, 1999, compared to 31.6 percent at June 30, 1999, and 29.7 percent at December 31, 1998. Residential mortgages accounted for
55.6 percent, 57.1 percent and 58.6 percent of loans, net of unearned income at September 30, 1999, June 30, 1999 and December 31, 1998, respectively.

Loans, net of unearned income, averaged $253.7 million for the nine months ended September 30, 1999, an increase of $6.3 million from the $247.4 million averaged for the same period of 1998. Intense competition for loans and the relatively low historical interest rate environment resulted in a 19 basis point decline in the tax-equivalent yield on the loan portfolio from 8.37 percent for the nine months ended September 30, 1999, compared to
8.56 percent for the same nine months of 1998. Despite the two recent 25 basis point increases in the prime rate, the average tax-equivalent yield on the loan portfolio declined 4 basis points in the third quarter of 1999 to 8.34 percent, compared to 8.38 percent for the second quarter. If the FOMC decides to further increase rates, management expects the tax-equivalent yield on the loan portfolio to improve during the remainder of this year. However, any improvement in the tax-equivalent yield could be hampered if competitive pressures continue. The Company facilitates future loan demand with increases in core deposits and repayments on loans and investment securities.

The maturity and repricing information of the loan portfolio by major category at September 30, 1999, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                      WITHIN      BUT WITHIN       AFTER
SEPTEMBER 30, 1999                   ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $19,552        $10,692       $ 10,462    $ 40,706
Real estate:
  Construction.......................   2,019                                     2,019
  Mortgage...........................  22,254         55,432        116,431     194,117
Consumer, net........................  10,111         15,689          4,430      30,230
                                      -------        -------       --------    --------
    Total............................ $53,936        $81,813       $131,323    $267,072
                                      =======        =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $30,657        $71,228       $108,245    $210,130
Floating or adjustable interest rates  56,942                                    56,942
                                      -------        -------       --------    --------
    Total............................ $87,599        $71,228       $108,245    $267,072
                                      =======        =======       ========    ========


Management continually examines the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit interest rate risk and liquidity strains. Approximately 32.8 percent of the lending portfolio is expected to reprice within the next twelve months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in attempting to reduce interest rate risk in the loan portfolio.

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at September 30, 1999 and 1998, are summarized as follows:


SEPTEMBER 30,                                                          1999        1998
---------------------------------------------------------------------------------------
United States......................................................... 4.2%        4.4%
Pennsylvania.......................................................... 4.5         4.6
Lackawanna county..................................................... 4.7         5.0
Susquehanna county.................................................... 4.6         4.4
Wayne county.......................................................... 5.0         5.1
Wyoming county........................................................ 4.6%        6.1%



The national, state and local economic conditions were constant during the
third quarter of 1999.   The unemployment rate at September 30, 1999, was
slightly lower for both the nation and the Commonwealth of Pennsylvania compared to one year earlier. Likewise, all but one of the four counties in the Company's market area showed a slight improvement in their unemployment rates in comparison to last year.

Information concerning nonperforming assets at September 30, 1999, and December 31, 1998, is summarized in the following table. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS
                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                1999         1998
---------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial, financial and others............................... $  168          $   78
Real estate:
  Construction.................................................
  Mortgage.....................................................  2,746           2,223
Consumer, net..................................................     34               7
                                                                ------          ------
    Total nonaccrual loans.....................................  2,948           2,308
                                                                ------          ------
Restructured loans.............................................    153             174
                                                                ------          ------
    Total impaired loans.......................................  3,101           2,482
                                                                ------          ------

Loans past due 90 days or more:
Commercial, financial and others...............................    730             131
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,889           1,035
Consumer, net..................................................    326             387
                                                                ------          ------
    Total loans past due 90 days or more.......................  2,945           1,553
                                                                ------          ------
    Total nonperforming loans..................................  6,046           4,035
                                                                ------          ------
Foreclosed assets..............................................    378             240
                                                                ------          ------
    Total nonperforming assets................................. $6,424          $4,275
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   1.16%           1.00%
Nonperforming loans as a percentage of loans, net..............   2.26            1.63
Nonperforming assets as a percentage of loans, net.............   2.41%           1.72%



In spite of the good local economic conditions, the Company experienced a deterioration in its asset quality for the quarter and nine months ended September 30, 1999. Nonperforming assets totaled $6,424 at September 30, 1999, $5,635 at June 30, 1999, and $4,275 at December 31, 1998. The ratio of nonperforming assets as a percentage of loans, net of unearned income deteriorated from 1.72 percent at the end of 1998 to 2.21 percent at June 30, 1999, and 2.41 percent at September 30, 1999. Primarily causing the overall decline in nonperforming assets from year-end 1998, were increased levels of accruing loans past due 90 days. Increased nonaccrual loans predominantly contributed to the third quarter 1999 deterioration.

Accruing loans past due 90 days or more were $2,945 at September 30, 1999, an increase of $1,392 from the $1,553 reported at December 31, 1998. Real estate and commercial loans accounted for the majority of the increase. Nonaccrual loans also increased from $2,308 at December 31, 1998, to $2,948 at September 30, 1999. However, two-thirds of this increase occurred in the third quarter of 1999. Subsequent to the end of the third quarter of 1999, management took action to reverse this deterioration by hiring additional staff for its collection department in an effort to bring nonperforming assets to a more acceptable level. Management expects the continued favorable employment conditions in the Company's market area to aid in the collection process. However, should a downturn in the local economy occur, the Company's nonperforming asset levels may weaken as borrowers' ability to make timely loan payments could be hindered.

Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies," is the primary guidance on the accounting and reporting treatment of loss contingencies, including credit losses. SFAS No. 5 requires a creditor to evaluate the collectibility of both contractual principal and interest when assessing the need for a loss accrual. This Statement requires that an estimated loss from a loss contingency should be accrued by a charge to income if both of the following conditions are met:
(i) information available prior to the issuance of the financial statements that indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements; and
(ii) the amount of the loss can be reasonably estimated.

Included in nonaccrual loans at September 30, 1999, is a $862 loan secured by real estate to one commercial customer. At September 30, 1999, it was probable that impairment to the carrying value of this loan had in fact occurred. However, the loss could not be reasonably estimated prior to the release of the financial statements. Accordingly, no loss for such property was accrued at September 30, 1999. Management is currently in the process of obtaining and evaluating appraisals and other pertinent information to determine the amount of the loss contingency.

Information relating to the Company's recorded investment in impaired loans at September 30, 1999, and December 31, 1998, is summarized as follows:

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                1999           1998
---------------------------------------------------------------------------------------
Impaired loans:
With a related allowance....................................... $2,948           $2,308
With no related allowance......................................    153              174
                                                                ------           ------
  Total........................................................ $3,101           $2,482
                                                                ======           ======

Impaired loans include a $153 restructured loan to one commercial customer. This loan continued to perform in accordance with its modified terms for the nine months ended September 30, 1999.

The analysis of changes affecting the allowance for loan losses related to impaired loans at September 30, 1999, is summarized as follows:

                                                                          September 30,
                                                                                 1999
---------------------------------------------------------------------------------------
Balance at January 1.............................................................  $642
Provision for loan losses........................................................    26
Loans charged-off................................................................   118
Loans recovered..................................................................     7
                                                                                   ----
Balance at period-end............................................................  $557
                                                                                   ====


Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended September 30, 1999 and 1998, are summarized as follows:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                  1999        1998       1999      1998
---------------------------------------------------------------------------------------
Gross interest due under terms................. $   64      $   40     $  186    $  128
Interest income recognized.....................      7          25         23        89
                                                ------      ------     ------    ------
Interest income not recognized................. $   57      $   15     $  163    $   39
                                                ======      ======     ======    ======

Interest income recognized (cash-basis)........ $    7      $   25     $   23    $   89
Average recorded investment in  impaired loans. $2,798      $1,631     $2,700    $1,716



The Company received cash on impaired loans applied as a reduction of principal totaling $219 for the nine months ended September 30, 1999, and $464 for the same period of 1998. For the quarter ended September 30, 1999, cash receipts on impaired loans amounted to $17 as compared to $254 for the quarter ended September 30, 1998. No commitments to extend additional funds to these parties existed at September 30, 1999.

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

Management utilizes the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan and Lease Losses in assessing the adequacy of its allowance for loan losses account. The policy statement provides guidance on the nature and purpose of the allowance, related responsibilities of management and examiners, loan review systems and international transfer risk matters. The analytical tool for assessing the reasonableness of the allowance for loan losses account included in this policy statement has been used on a consistent basis by the Company. The tool involves a comparison of the reported loss allowance against the sum of specified percentages, based on industry averages, applied to certain loan classifications. Management considered the Company adequately reserved at September 30, 1999, based on the results of this regulatory calculation. Management, however, will continue to perform a thorough analysis of the Company's loan portfolio since the calculation does not take into account differences between institutions, their portfolios, and their underwriting, collection and credit-rating policies.

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

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                                      SEPTEMBER 30,       DECEMBER 31,
                                                         1999                1998
                                                    ---------------     --------------
                                                           CATEGORY           CATEGORY
                                                               AS A               AS A
                                                               % OF               % OF
                                                    AMOUNT    LOANS     AMOUNT   LOANS
---------------------------------------------------------------------------------------
Commercial, financial and others................... $1,354    15.24%    $1,465   12.51%
Real estate:
  Construction.....................................            0.76               0.85
  Mortgage.........................................  1,257    72.68      1,308   74.96
Consumer, net......................................  1,145    11.32      1,277   11.68
                                                    ------   ------     ------  ------
    Total.......................................... $3,756   100.00%    $4,050  100.00%
                                                    ======   ======     ======  ======




A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the nine months ended September 30, 1999, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES
                                                                          SEPTEMBER 30,
                                                                                1999
---------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period............................... $4,050
Loans charged-off:
Commercial, financial and others...............................................    157
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     90
Consumer, net..................................................................    220
                                                                                ------
    Total......................................................................    467
                                                                                ------

Loans recovered:
Commercial, financial and others...............................................     11
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     25
Consumer, net..................................................................     47
                                                                                ------
    Total......................................................................     83
                                                                                ------
Net loans charged-off..........................................................    384
                                                                                ------
Provision charged to operating expense.........................................     90
                                                                                ------
Allowance for loan losses at end of period..................................... $3,756
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding............   0.20%
Allowance for loan losses as a percentage of period-end loans.................   1.41%


At September 30, 1999, the allowance for loan losses account equaled
$3,756, a decline of $313 from June 30, 1999.    An increase in net charge-
offs of $343 was responsible for the decline. The monthly provisions to the allowance for loan losses account totaled $30 for the third quarter of 1999. The ratio of the allowance for loan losses as a percentage of period end loans declined from 1.60 percent of loans, net of unearned income
outstanding at June 30, 1999, to 1.41 percent at September 30, 1999.   The
increase in net charge-offs coupled with the significant loan growth experienced by the Company during the third quarter of 1999 caused the decline. In comparison, this ratio was still well above 1.23 percent recorded for peer group at September 30, 1999. The allowance account covered 62.1 percent of nonperforming loans at September 30, 1999, compared to 75.4 percent at June 30, 1999.

The Company evaluates past due loans that have not been satisfied through repossession, foreclosure or related actions, individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net chargeoffs for the nine months ended September 30, 1999, totaled $384 compared to net chargeoffs of $309 for the same period of 1998.

DEPOSITS:

Deposits totaled $362.0 million at September 30, 1999, an increase of $7.9 million from the end of the second quarter of 1999, and an increase of $17.7 million from year-end 1998. Increases in money market and NOW accounts, along with time deposits less than $100 led to the overall rise in deposits. An inflow of monies from local school districts contributed to the increase in money market and NOW accounts. Promotional certificate of deposit offerings related to the recent grand openings of two new branch offices primarily caused the rise in time deposits.

Interest-bearing deposits averaged $312.3 million for the nine months ended September 30, 1999, an increase of $10.0 million compared to the $302.3 million averaged for the same nine months of 1998. However, the average cost of these deposits was 4.41 percent for the nine months ended September 30, 1999, a 20 basis point improvement, compared to 4.61 percent for the same period of 1998. The relatively low interest rate environment coupled with the Company's pricing strategies positively affected its cost of interest-bearing deposits.

The Company also experienced significant growth in noninterest-bearing deposits, as a result of a focused effort to increase these types of deposits. Noninterest-bearing deposits averaged $36.7 million and accounted for 10.5 percent of total average deposits for the nine months ended September 30, 1999, compared to $31.7 million or 9.5 percent of total average deposits for the same period last year.

The average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 1999, and 1998, are summarized as follows:


DEPOSIT DISTRIBUTION
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                    1999                   1998
                                              -----------------      -----------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
--------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....................... $ 17,835      2.93%    $ 17,393      3.05%
NOW accounts................................   24,446      2.44       21,186      2.17
Savings accounts............................   64,784      2.33       64,282      2.59
Time deposits less than $100................  182,884      5.39      175,654      5.62
Time deposits $100 or more..................   22,347      5.74       23,741      5.91
                                             --------               --------
  Total interest-bearing....................  312,296      4.41%     302,256      4.61%
Noninterest-bearing.........................   36,743                 31,739
                                             --------               --------
  Total deposits............................ $349,039               $333,995
                                             ========               ========



Volatile deposits, time deposits $100 or more, equaled $24.6 million at September 30, 1999, a decline of $2.5 million from the $27.1 million reported at December 31, 1998. However, these deposits increased $2.1 million from the $22.5 million reported at June 30, 1999, as a result of the aforementioned certificate of deposit promotions. Time deposits $100 or more averaged $22.3 million for the nine months ended September 30, 1999, compared to $23.7 million for the same period last year.

Maturities of time deposits $100 or more for September 30, 1999, and December 31, 1998, are summarized as follows:


MATURITY DISTRIBUTION OF TIME DEPOSITS $100 OR MORE

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                               1999            1998
---------------------------------------------------------------------------------------
Within three months.........................................    $ 9,383         $ 7,956
After three months but within six months....................      1,754           4,939
After six months but within twelve months...................      6,580           8,802
After twelve months.........................................      6,927           5,391
                                                                -------         -------
  Total.....................................................    $24,644         $27,088
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

The following table sets forth the Company's interest rate sensitivity gap position at September 30, 1999, illustrating RSA and RSL at their related carrying values. The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Variable-rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows, assuming there is no change in the current interest rate environment.


INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
SEPTEMBER 30, 1999              THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $ 5,307           $ 17,276         $ 54,322         $ 35,629    $112,534
Loans held for sale, net............      60                                                               60
Loans, net of unearned income.......  63,817             23,782           71,228          108,245     267,072
Federal funds sold..................   1,850                                                            1,850
                                     -------           --------         --------         --------    --------
  Total............................. $71,034           $ 41,058         $125,550         $143,874    $381,516
                                     =======           ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 22,735                                      $ 22,735
NOW accounts........................                     24,714                                        24,714
Savings accounts....................                                    $ 77,355                       77,355
Time deposits less than $100........ $35,611             65,340           74,651         $    293     175,895
Time deposits $100 or more..........   9,383              8,334            6,927                       24,644
Long-term debt......................       1                  2               12               24          39
                                     -------           --------         --------         --------    --------
  Total............................. $44,995           $121,125         $158,945         $    317    $325,382
                                     =======           ========         ========         ========    ========

Rate sensitivity gap:
  Period............................ $26,039           $(80,067)        $(33,395)        $143,557
  Cumulative........................ $26,039           $(54,028)        $(87,423)        $ 56,134    $ 56,134

RSA/RSL ratio:
  Period............................    1.58               0.34             0.79           453.86
  Cumulative........................    1.58               0.67             0.73             1.17        1.17


The Company's ratio of cumulative one-year rate sensitive assets to rate sensitive liabilities improved to 0.67 at September 30, 1999, from 0.60 at June 30, 1999. According to the results of the static gap model, the Company is liability rate-sensitive as $54.0 million of RSL reprice faster than RSA over a one year period. This indicates that should general market rates increase, the likelihood exists that net interest income would be adversely affected. Conversely, a decline in market rates would likely have a favorable effect on net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis. The 0.07 change in the RSA/RSL ratio is primarily attributable to a decrease in the level of time deposits less than $100 repricing within one
year as compared to June 30, 1999.   The cumulative one-year RSA/RSL ratio
at September 30, 1999, falls outside the Company's asset/liability policy guidelines of 0.70 and 1.30. During the second quarter and continuing through the third quarter of 1999, management is offering higher yields on the Company's longer-term time deposit accounts in an effort to bring this ratio within policy guidelines.

Conversely, the Company experienced a 0.07 decline in its three-month RSA/RSL ratio from 1.65 at June 30, 1999, to 1.58 at September 30, 1999, The aggregate volume of RSA exceeding RSL within a three-month interval decreased from $28.0 million at the end of the second quarter to 26.0 million at the end of the third quarter. An increase in time deposits $100 or more, partially offset by a reduction in time deposits less than $100 and the repayment of short-term borrowings outstanding at June 30, 1999, primarily influenced the change.

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

Since the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, the Company enhances its asset/liability management by using a simulation model. This model creates pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 1999, indicate the Company's net interest income is nearly insensitive to changes in interest rates given a parallel and instantaneous change of plus or minus 100 basis points. Management will attempt to retain the Company's favorable interest rate risk position during the final quarter of 1999 through continued vigilance in its product pricing.

In addition to the aforementioned techniques, the Company utilizes a tabular presentation in complying with the Quantitative and Qualitative disclosure requirements about market risk in accordance with Regulation S-K of the Securities Exchange Act of 1934. Such information is only required for interim financial statements if there has been a material change in the Company's reported market risks since the end of the most recent fiscal year. Management, after reviewing the results of the report, deemed no such disclosure to be required at September 30, 1999.

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

The Company's liquidity position improved slightly during the third quarter of 1999, as cash and cash equivalents increased $1.8 million from $7.9 million at June 30, 1999, to $9.7 million at September 30, 1999. Contrary to the improvement in cash and cash equivalents, the Company's key liquidity ratios declined during the third quarter. The net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets, was negative 1.2 percent at June 30 1999, compared to negative 0.06 percent at September 30, 1999. The net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, equaled negative 3.1 percent at June 30, 1999, and negative 1.9 percent at September 30, 1999. Although weakening, the Company's liquidity ratios remained well above those of the peer group. The net noncore funding dependence and net short-term noncore funding dependence ratios for the peer group were positive
12.8 percent and positive 6.5 percent, respectively, at September 30, 1999. Management believes the Company's liquidity position is sufficient to meet its present financial obligations. In addition, management ensures there will be enough liquidity to support future growth by maintaining adequate cash flows from its investment securities and by competitively pricing its deposit products.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, decreased $9.5 million during the nine months ended September 30, 1999. Net cash provided by operating activities totaled $5.1 million and resulted primarily from net income of $3,450.

Net cash used in investing activities equaled $27.6 million and was the primary reason for the net cash outflow. A net increase in lending activities of $19.5 million primarily caused the cash outflow. Purchases of available-for-sale securities of $38.6 million partially offset by repayments from these securities of $33.1 million and premises and equipment additions also contributed to the net cash outflow.

Net deposit increases of $17.8 million partially offset by the repurchase of $4.1 million of the Company's common stock was the primary reason for the net cash provided from financing activities.

CAPITAL ADEQUACY:

The Company's stockholders' equity improved $496 for the quarter ended September 30, 1999. Net income of $1,200, offset in part by common stock repurchases of $315, net cash dividends declared of $263, and a negative change in the net unrealized gain on securities of $126, contributed to the slight improvement. For the nine months ended September 30, 1999, stockholders' equity declined $2.7 million. This reduction resulted from the implementation of the stock repurchase program in the second quarter of 1999.

On April 21, 1999, the Company's Board of Directors authorized management to purchase up to 220,000 shares of the Company's common stock. The repurchase of stock affords the Company an opportunity to enhance shareholder value through appreciation in earnings per share and return on equity. Noted disadvantages of repurchasing stock are a decrease in the book value of common stock and an overall decline in capital. Management believes that the initial decrease in book value will be temporary and will reverse in the next three to five years due to the increase in earnings per share. The reduction of capital in not considered to be significant since the Company's capital level after the repurchase is still well over the threshold to be considered well capitalized by regulatory standards. At September 30, 1999, 61.6 percent of the shares authorized under the repurchase program have be reacquired.

The Company declared dividends of $311 or $0.15 per share and $870 or $0.41 per share for the three months and nine months ended September 30, 1999, respectively. Dividends per share increased 50.0 percent and 70.8 percent,
respectively, from the same periods last year.   As a percentage of net
income, dividends declared for the nine months ended September 30, 1999, equaled 25.2 percent. It is the present intention of the Company's Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic conditions, capital and growth objectives, dividend restrictions imposed on the Company and other relevant factors.

Management attempts to assure capital adequacy by monitoring the current and projected positions of the Company to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent.
Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. The Company's minimum Leverage ratio was 4.0 percent at September 30, 1999 and 1998. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

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

The Company's capital ratios at September 30, 1999 and 1998, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") are summarized as follows:


RISK-ADJUSTED CAPITAL
                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                          ------------------------------------------------------------------
SEPTEMBER 30,                                 1999      1998       1999         1998         1999       1998
------------------------------------------------------------------------------------------------------------
BASIS FOR RATIOS:
Tier I capital to risk-adjusted assets... $ 34,472  $ 34,376    $ 9,347      $ 8,282      $14,020    $12,423
Total capital to risk-adjusted assets....   37,403    36,979     18,694       16,564       23,367     20,704
Tier I capital to total average assets
 less goodwill...........................   34,472    34,376    $15,631      $14,873      $19,539    $18,591

Risk-adjusted assets.....................  218,684   200,007
Risk-adjusted off-balance sheet items....   14,986     7,037
Average assets for Leverage ratio........ $390,770  $371,818

RATIOS:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items...................................    14.8%     16.6%       4.0%         4.0%         6.0%       6.0%

Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items.................    16.0      17.9        8.0          8.0         10.0       10.0

Tier I capital as a percentage of total
 average assets less goodwill............     8.8%      9.2%       4.0%         4.0%         5.0%       5.0%


The Company exceeded all relevant regulatory capital measurements at September 30, 1999, and was considered well capitalized. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following:
(i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent. As aforementioned, a disadvantage of implementing a stock repurchase program is lower capital levels, which in turn lower the above risked-based capital ratios. The decline in the Company's risked-based capital ratios at September 30, 1999, directly resulted from the
repurchase and retirement of common stock.   The Company's Leverage ratio
equaled 8.8 percent at September 30, 1999, compared to 9.2 percent one year earlier. Based on the closing price on September 30, 1999, had the Company been successful in repurchasing the entire 220,000 shares by the end of the third quarter of 1999, the exposure to the Leverage ratio would have been an additional decline of 0.8 percent to 8.0 percent.

REVIEW OF FINANCIAL PERFORMANCE:

Higher net interest income, coupled with a reduction in the provision for loan losses, partially offset by increased noninterest expense positively influenced the Company's 1999 earnings. Net income for the three months and nine months ended September 30, 1999, totaled $1,200 and $3,450, respectively, compared to $1,150 and $3,300 for the same periods of 1998. On a per share basis, earnings equaled $0.58 for the three months and $1.61 for the nine months ended September 30, 1999. Earnings per share for the respective periods of 1998, were $0.52 and $1.50. Net income for the third quarter of 1998 included a $235 gain on the sale of equity securities.
This gain offset losses recognized on foreclosed property devaluations and interest income adjustments caused by placing certain loans on nonaccrual status. The Company also experienced higher noninterest income. After adjusting for the above gain, noninterest income improved $65 for the quarter and $122 for the nine months ended September 30, 1999, over the previous year. Return on average assets was 1.18 percent for the three months and 1.17 percent for the nine months ended September 30, 1999, compared to 1.19 percent and 1.18 percent for the respective 1998 periods. The Company's return on average equity improved to 12.97 percent for the third quarter and 11.85 percent for the nine months ended September 30, 1999, from 11.72 percent and 11.67 percent, respectively, for the same periods of the previous year. In comparison, the peer group posted a return on average assets of 1.08 percent and a return on average equity of
12.21 percent for the nine months ended September 30, 1999.

An increasingly relevant factor that can have a material effect on the financial performance of all industries is the Y2K. The Y2K issue arose because many existing computer programs use the last two digits rather than four to define the applicable year. These programs may interpret a date ending in "00" as the year 1900 instead of the year 2000. Although the Y2K problem affects all industries, its impact on the banking industry is extensive. Banks depend on computers to perform virtually every function from item processing to operating automated teller machines. If not corrected, the consequences could be far-reaching. For banks in particular, failure could result in system malfunction or miscalculation causing a disruption of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

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

                                                                           Y2K        ESTIMATED
                                                                           COMPLIANT  COMPLETION  CONTINGENCY
DESCRIPTION OF SYSTEM      ASSESSMENT        RENOVATION        TESTING     (YES/NO)   DATE        PLAN
-------------------------------------------------------------------------------------------------------------
MISSION-CRITICAL IT
SYSTEMS:

Hardware:
  System 4300 processor    Certification     None              Complete    Yes
                           from responsible
                           vendor

Operating:                 Non-compliant     Upgrade to        Complete    Yes
  Unix operating system                      Version 3.0.2

Account processing:        Certification     None              Complete    Yes
  Software, Release 3.0    from responsible
                           vendor

Item processing:
  Software Version 3.22    Certification     None              Complete    Yes
                           from responsible
                           vendor

Image statement rendering:
  Software Version 1.2     Certification     None              Complete    Yes
                           from responsible
                           vendor

Teller transaction:
  Software                 No certifiction   Perform           Complete    Yes
                           available         internal
                                             testing

Trust accounting:
  Software Version 5.0     Certification     None              Complete    Yes
                           from responsible
                           vendor

Loan document preparation:
  Software                 Certification     None              Complete    Yes
                           from responsible
                           vendor

--------------------------------------------------------------------------------------------------------------
NONMISSION-CRITICAL IT
SYSTEMS:

Communications             Certification     None              Complete    Yes
Software/Data              requested and
                           will be reviewed
                           for compliance

Hardware                   No certification  Perform           Complete    Yes
                           available         internal
                                             testing on
                                             all hardware

--------------------------------------------------------------------------------------------------------------
NONMISSION-CRITICAL
NON-IT SYSTEMS:

Imbedded technology        Certification     Non-compliant     Complete    Yes
                           requested and     systems will
                           will be reviewed  be upgraded or
                           for compliance    converted to new
                                             products

Other items-date stamps,   Review items for  Internal          Complete    Yes
forms, checks,             date sensitivity  testing will be
calculators, etc.                            performed if
                                             needed

                                             Items will be
                                             replaced as
                                             needed
--------------------------------------------------------------------------------------------------------------


The Company believes that through completion of its Y2K project plan it will successfully mitigate any Y2K problems associated with its mission-critical IT systems. All mission-critical IT systems are currently Y2K compliant. Significant testing has been performed on all software and hardware that is currently Y2K compliant to ensure compliance. The Company is fully compliant relative to its IT systems and non-IT systems at September 30, 1999. Costs expended in 1998 relative to disposition of non-compliant hardware and software were $78 and $9, respectively. There were no Y2K remediation costs expended during the nine months ended September 30, 1999. Any further costs relative to the Company's Y2K efforts will be expensed as incurred. Management does not expect these costs to have a material effect on the operating results or financial position of the Company.

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

NET INTEREST INCOME:

During the third quarter of 1999, net interest margins for financial institutions, throughout the United States, continued their slight downward trend, which began in the first quarter. The median net interest margin of 124 banks declined from 4.31 percent in the first quarter of 1999, to 4.28 percent and 4.24 percent in the second and third quarters, respectively. Financial institutions located in the eastern region also experienced a decline in the third quarter of 1999 to 4.13 percent from 4.22 percent in the second quarter. Competitive pressures continue to be the primary factor to margin compression as many institutions are unable to increase loan pricing despite the recent interest rate increases while being forced to offer higher yields to depositors in order to meet funding requirements. Contrary to these net interest margin reductions, the Company kept its tax-equivalent net interest margin at 4.05 percent which was equal to the level achieved during the first two quarters of 1999. The tax-equivalent net interest margin was 4.07 percent in 1998. For the nine months ended September 30, the Company's tax-equivalent net interest spread was 3.37 percent in 1999 compared to 3.38 percent in 1998. However, management expects the tax equivalent net interest spread to exceed 1998's rate by the end of the year, as it has been improving going from 3.34 percent in the first quarter of 1999 to 3.37 percent and 3.40 percent in the second and third quarters, respectively. Continued vigilance in deposit product pricing along with a higher concentration of loans should assist the Company in achieving its goal of bettering its net interest margin and spread.

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



NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                          1999 VS. 1998              1999 VS. 1998
                                       INCREASE (DECREASE)        INCREASE (DECREASE)
                                         ATTRIBUTABLE TO            ATTRIBUTABLE TO
                                      ---------------------      ---------------------
                                      TOTAL                      TOTAL
                                      CHANGE   RATE  VOLUME      CHANGE   RATE  VOLUME
                                      ------   ----  ------      ------   ----  ------
Interest income:
Loans:
  Taxable............................. $ 157  $  (1)  $ 158       $  35  $(277)  $ 312
  Tax-exempt..........................    18    (38)     56           5    (47)     52
Investments:
  Taxable.............................   262    (30)    292         770    (55)    825
  Tax-exempt..........................   (43)     4     (47)       (101)    (3)    (98)
Federal funds sold....................  (178)   (22)   (156)       (364)   (61)   (303)
                                       -----  -----   -----       -----  -----   -----
    Total interest income.............   216    (87)    303         345   (443)    788
                                       -----  -----   -----       -----  -----   -----
Interest expense:
Money market accounts.................     6     (3)      9          (6)   (16)     10
NOW accounts..........................    38     17      21         103     46      57
Savings accounts......................   (20)   (39)     19        (119)  (129)     10
Time deposits less than $100..........   (15)   (50)     35          (7)  (135)    128
Time deposits $100 or more............   (45)   (24)    (21)        (90)   (30)    (60)
Short-term borrowings.................    44             44          53     (1)     54
Long-term debt........................    (1)    (2)      1          (1)    (1)
                                       -----  -----   -----       -----  -----   -----
    Total interest expense............     7   (101)    108         (67)  (266)    199
                                       -----  -----   -----       -----  -----   -----
    Net interest income............... $ 209  $  14   $ 195       $ 412  $(177)  $ 589
                                       =====  =====   =====       =====  =====   =====

For the nine months ended September 30, the Company's net interest income on a tax-equivalent basis improved $412 from $10,817 in 1998 to $11,229 in 1999. More than one-half of this improvement occurred during the third quarter as net interest income increased $209 from $3,664 in 1998 to $3,873 in 1999. The net change for the comparable first and second quarters of 1998 and 1999 was $68 and $135, respectively. The Company continued its positive trend as net interest income increased $130 during the past two quarters of 1999. Comparatively, net interest income improved $63 comparing the first and second quarters of 1998 and $56 comparing the second and third quarters of 1998. Management expects such trend to continue as additional loan volumes are originated from the two community banking offices opened in 1999.

Specifically, the year-to-date improvement in tax-equivalent net interest income of $412 resulted from an increase in the volume of average earning assets in excess of average interest-bearing liabilities offset partially by a slightly faster decline in the earning asset yield as compared to the reduction in the cost of funds. The $589 favorable volume variance resulted from a $15.2 million rise in average earning assets exceeding the $11.4 million increase in average interest-bearing liabilities. The average earning asset increase accounted for a $788 improvement in interest income. The primary causes for the improvement were increased average volumes of taxable loans and investment. Taxable loans increased $5.7 million from $240.1 million for the nine months ended September 30, 1998, to $245.7 million for the same period this year. This $5.7 million change caused interest income to increase $312. The growth of average taxable investments of $18.9 million resulted in additional interest income of $825. Declines in average federal funds sold of $8.4 million and average tax-exempt investment securities of $1.6 million caused partial interest income reductions of $303 and $98, respectively. Offsetting this interest income improvement of $788 was additional interest expense of $199 from the growth in the average volume of interest-bearing liabilities. Increased average volumes of time deposits less than $100, NOW accounts and short-term borrowings offset partially by a reduction in the average volume of time deposits $100 or more caused the interest expense increase. Growth in average volumes of time deposits less than $100 of $7.2 million, NOW accounts of $3.3 million and short-term borrowings of $1.4 million resulted in additional interest expense of $128, $57 and $54, respectively. These increases were partially offset by a $1.4 million decrease in the average volume of time deposits $100 or more. Such decline caused interest expense to be reduced by $60 for the comparable nine months ended September 30, 1999 and 1998.

The Company's net interest income was also effected by changes in earning asset yields and fund costs. Such change accounted for a reduction in net interest income of $177 comparing the nine months ended September 30, 1998 and 1999. A 20 basis point decrease in the weighted average yield on earning assets caused interest income to decrease $443. This was partially offset by a 19 basis point decrease in the cost of funds which resulted in a $266 decline in interest expense. The primary factors causing the unfavorable rate variance were a reduction in the weighted average yield on taxable loans offset partially by reductions in the costs of savings accounts and time deposits less than $100. The weighted average yield on taxable loans declined 18 basis point from 8.57 percent in 1998 to 8.39 percent in 1999. Such decline resulted in a reduction in interest income of $277. This decline was partially offset by reductions of 26 basis points in savings accounts and 17 basis points in time deposits less than $100.

For the quarter ended September 30, 1999, net interest income on a tax-equivalent basis increased $209 compared to the same period last year. The favorable change was attributed primarily to a $195 volume variance aided to a lessor degree by a positive rate variance. The growth in average taxable investments of $9.6 million and average taxable investments of $20.2 million resulted in additional interest income of $158 and $292, respectively. Offsetting these gains was a reduction in federal funds sold of $12.8 million accounting for a negative volume variance of $156. Interest expense increased $108 as a result of changes in the volumes of interest-bearing liabilities. Increases in the volume of Now accounts, savings accounts, time deposits less than $100 and short-term borrowings less a reduction in the volume of time deposits $100 or more caused the $108 increase. Net interest income was also aided by a $14 positive rate variance. The Company's cost of funds declined at a faster pace of 23 basis points versus only a 13 basis point reduction in the weighted average tax-equivalent earning assets yield. As a result of these rate variances, interest expense declined $101 while interest income dropped $87 for the third quarters of 1998 and 1999. Specifically, major influences to the reduction in interest expense were savings accounts declining 23 basis points and time deposits less than $100 declining 4 basis points. These changes resulted in interest expense reductions of $39 and $50, respectively. The weighted average tax-equivalent yield reductions of 115 basis points on tax-exempt loans and 21 basis points on taxable investment caused corresponding reductions in interest income of $38 and $30, respectively. In addition, a 11 basis point decline in the yield on federal funds sold caused a $22 reduction in interest income.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the nine months ended September 30, 1999 and 1998, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME
                                                       SEPTEMBER 30, 1999           SEPTEMBER 30, 1998
                                                ---------------------------     ---------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                -------  --------  --------     -------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $245,732   $15,422      8.39%   $240,053   $15,387      8.57%
  Tax-exempt..................................    7,941       458      7 71       7,298       453      8.30
Investments:
  Taxable.....................................   77,214     3,383      5.86      58,295     2,613      5.99
  Tax-exempt..................................   36,908     2,228      8.07      38,541     2,329      8.08
Federal funds sold............................    2,952       104      4.71      11,313       468      5.53
                                               --------   -------              --------   -------
    Total earning assets......................  370,747    21,595      7.79%    355,500    21,250      7.99%
Less:  allowance for loan losses..............    4,065                           3,899
Other assets..................................   26,620                          23,233
                                               --------                        --------
    Total assets.............................. $393,302                        $374,834
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 17,835       391      2.93%   $ 17,393       397      3.05%
NOW accounts..................................   24,446       447      2.44      21,186       344      2.17
Savings accounts..............................   64,784     1,127      2.33      64,282     1,246      2.59
Time deposits less than $100..................  182,884     7,379      5.39     175,654     7,386      5.62
Time deposits $100 or more....................   22,347       960      5.74      23,741     1,050      5.91
Short-term borrowings.........................    1,509        60      5.32         141         7      6.64
Long-term debt................................       40         2      6.68          43         3      9.33
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  313,845    10,366      4.42%    302,440    10,433      4.61%
Noninterest-bearing deposits..................   36,743                          31,739
Other liabilities.............................    3,795                           2,862
Stockholders' equity..........................   38,919                          37,793
                                               --------                        --------
    Total liabilities and stockholders' equity $393,302                        $374,834
                                               ========   -------              ========   -------
    Net interest/income spread................            $11,229      3.37%              $10,817      3.38%
                                                          =======                         =======
    Net interest margin.......................                         4.05%                           4.07%
Tax equivalent adjustments:
Loans.........................................            $   156                         $   154
Investments...................................                758                             792
                                                          -------                         -------
    Total adjustments.........................            $   914                         $   946
                                                          =======                         =======


Note:   Average balances were calculated using average daily balances.  Average balances for loans include nonaccrual loans.  Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $1,159 and $2,857 at September 30,
        1999 and 1998, respectively, included in other assets.  Tax-equivalent adjustments were calculated using the prevailing statutory rate of 34.0 percent.


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

For the nine months ended September 30, 1999, the Company's loan loss provision totaled $90 compared to $315 for the same period last year. The loan loss provision for the comparable third quarters of 1999 and 1998 was $30 and $105, respectively. The ratio of the allowance for loan losses as percentage of loans, net of unearned income, decreased from 1.63 percent at September 30, 1998, to 1.41 percent at September 30, 1999. A higher volume of loans at the end of the third quarter of 1999 was primarily responsible for the decrease. Although adequate, management expects to increase the provision for loan losses in the future in order to reverse the recent decline in the allowance for loan loss ratio. In addition, management is anticipation making a special provision for a loss on one commercial real estate loan during the fourth quarter of 1999. Management is currently in the process of evaluating the $862 credit for loss exposure.

NONINTEREST INCOME:

For the nine months ended September 30, 1999, noninterest income totaled $1,235, a $113 decrease as compared to the same period last year. The decrease is a direct result of recognizing a $235 gain on the sale of equity securities in the third quarter of 1998. This gain offset losses recognized on foreclosed property devaluations and interest income adjustments caused by placing certain loans on nonaccrual status. Adjusting for this nonrecurring gain, noninterest income for the nine months ended September 30, 1999, increased from $1,113 to $1,235 for the comparable period of 1999, a $122 or 11.0 percent increase. Higher amounts of service charges on deposits as a result of opening the new branch offices along with an increase in fiduciary fees and gains generated from secondary mortgage banking activities were the primary reasons for the improvement.

For the quarter ended September 30, 1999, noninterest income totaled $449 compared to $619 for the same period last year. Noninterest income excluding the net gain on the sale of equity securities equaled $384 in 1998. The $65 or 16.9 percent improvement is attributable to the same reasons given for the year-to-date increase.

NONINTEREST EXPENSE:

The general components of noninterest expense include the cost of providing salaries and necessary benefits to employees, maintaining facilities and general operating costs such as insurance, supplies, advertising, data processing and other related expenses. Several of these costs and expenses are variable while the remainder are fixed. In its efforts to control the variable portion of these expenses, management employs budgets and other related strategies.

For the three quarters ended September 30, 1999, noninterest expenses totaled $7,026, an increase of $293 or 4.4 percent as compared to the same period of 1998. Such increase was a significant improvement over the noninterest expense growth evidenced during the past few years. Comparing growth for the nine month of 1997 versus 1998 and 1996 versus 1997, noninterest expense grew $853 or 14.5 percent and $345 or 6.2 percent, respectively. As a result the Company's net overhead ratio for the nine months ended September 30, 1999, was 1.97 percent, a slight improvement as compared to 2.01 percent for the same period last year. Such ratio outperformed the comparable ratio of the peer group at 2.61 percent. Moreover the Company's operating efficiency ratio, as defined as noninterest expense adjusted for other real estate expense as a percentage of net interest income and noninterest income less nonrecurring gains and losses, also improved and was superior to the peer group. The Company's operating efficiency ratio for the nine months ended September 30, 1999, was 60.9 percent compared to 61.7 percent for the same period of 1998. The peer group recorded a ratio equal to 64.3 percent for the three quarters ended September 30, 1999. For the quarter ended September 30, 1999, the Company's efficiency ratio continued its downward trend declining to 60.8 percent.

Major components of noninterest expenses for the three months and nine months ended September 30, 1999 and 1998 are summarized as follows:


NONINTEREST EXPENSES
                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                  1999       1998        1999      1998
---------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes..................... $1,073     $  933      $3,092    $2,810
Employee benefits..............................    180        172         519       498
                                                ------     ------      ------    ------
  Salaries and employee benefits expense.......  1,253      1,105       3,611     3,308
                                                ------     ------      ------    ------

Net occupancy and equipment expense:
Net occupancy expense..........................    156        123         457       393
Equipment expense..............................    207        180         556       567
                                                ------     ------      ------    ------
  Net occupancy and equipment expense..........    363        303       1,013       960
                                                ------     ------      ------    ------

Other noninterest expenses:
Marketing expense..............................     69        129         226       258
Other taxes....................................     81         73         238       206
Stationery and supplies........................    112         94         315       275
Contractual services...........................    265        253         729       699
Insurance including FDIC assessment............     30         25          91        62
Other..........................................    259        415         803       965
                                                ------     ------      ------    ------
  Other noninterest expenses...................    816        989       2,402     2,465
                                                ------     ------      ------    ------
    Total noninterest expense.................. $2,432     $2,397      $7,026    $6,733
                                                ======     ======      ======    ======

All of the increase in year-to-date noninterest expense can be explained by costs related to salaries and employee benefits as the slight increase in net occupancy and equipment expenses was checked by a similar decrease in other expenses. For the nine months ended September 30, 1999, salaries and employee benefit expenses amounted to $3,611, a $303 or 9.2 percent increase as compared to the comparable period last year. The unfavorable variance was a result of meeting the personnel requirements in opening the two community banking offices along with merit increases associated with personnel performance appraisals. Despite this increase, the Company continues to experience a lower level of personnel expense in comparison to the peer group. Specifically, as a percentage of average assets personnel expenses represented an annual rate of 1.2 percent in 1999 compared to 1.8 percent for the peer group.

Net occupancy and equipment expenses increase slightly from $960 for the nine months ended September 30, 1998, to $1,013 for the same period of 1999. The increase reflects additional depreciation expenses related to the opening of the Clarks Summit property. Offsetting this increase was a reduction in operating lease expenses related to the relocation of the Company's administrative offices. As a percentage of average assets, the Company's occupancy expenses represented 0.3 percent in 1999 compared to
0.5 percent for the peer group. Management expects net occupancy and equipment expense to increase next year as the Company records its first full year of depreciation expense on the two new buildings and newly installed computer system.

Year-to-date September 30, other expenses amounted to $2,402 in 1999, a decrease from $2,465 in 1998. Reductions in marketing costs, legal and consulting expenses and postage expenses contributed to the lower level. The Company's other expenses as a percent of average assets was 0.8 percent in 1999 as compared to 1.0 percent for the peer group in 1999.

For the quarter ended September 30, noninterest expense increase from $2,397 in 1998 to $2,432 in 1999. Personnel and occupancy expenses increased $148 and $60, respectively, while other expenses declined $173 over the comparable three month periods of 1998 and 1999. The increases in personnel and occupancy expenses can be explained by the same reasons given for the year-to date changes. The reduction in other expenses is primarily a function of recording write-downs incurred on foreclosed property devaluations during 1998. No such expenses were incurred during 1999.

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

INCOME TAXES:

For the nine months ended September 30, 1999, the Company reported a provision for income tax expense of $984, an effective tax rate of 22.2 percent. For the same period of 1998, the Company reported a provision for income tax expense of $871 and an effective tax rate of 20.9 percent. For the third quarters of 1999 and 1998, the Company's provision for income tax expense equaled $355 and $318, respectively. The effective tax rates for the respective quarters were 22.8 percent and 21.7 percent. Higher earnings along with a lower amount of tax-exempt income contributed to the increased effective tax rate. Tax-exempt interest income as a percentage of total interest income declined from 9.0 percent for the nine months ended September 30, 1998, to 8.6 percent for the same period this year. Management expects the Company's effective tax rate to remain stable for the remainder of 1999 by emphasizing income on tax-exempt investments and loans as well as utilizing investment tax credits available through its investment in a residential housing program for elderly and low- to moderate-income families.

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

ITEM 1.   LEGAL PROCEEDINGS
          NONE

ITEM 2.   CHANGES IN SECURITIES
          NONE

ITEM 3.   DEFAULTS OF SENIOR SECURITIES
          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          NONE

ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits:
               27-Financial Data Schedule

          (b)  Reports on Form 8-K
               None










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


                                  Registrant, Comm Bancorp, Inc.


Date: November 12, 1999                /s/ David L. Baker
     ------------------                ---------------------------------
                                       David L. Baker
                                       Chief Executive Officer


Date: November 12, 1999                /s/ Scott A. Seasock
     ------------------                ---------------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: November 12, 1999                /s/ Stephanie A. Ganz
     ------------------                ---------------------------------
                                       Stephanie A. Ganz, VP of Finance
                                       (Principal Accounting Officer)







                              EXHIBIT INDEX

ITEM NUMBER         DESCRIPTION                             PAGE
-----------         -----------                             ----

    27              Financial Data Schedule                  52