Form 10-K405
period 1999-12-31
COMM BANCORP INC
filed 2000-03-15
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended DECEMBER 31, 1999
                          -----------------

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------------------------

Commission file number          0-17455
                              -------------

                                  COMM BANCORP, INC.
----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                  23-2242292
-------------------------------------------  --------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)               Number)


    521 MAIN STREET, FOREST CITY,  PA                      18421
-------------------------------------------  --------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (570) 785-3181
                                                  ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                           Name of each exchange on which
                                              registered
      NONE
--------------------                          -------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.33 PER SHARE
-----------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price: $56,730,575 AT JANUARY 31, 2000.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 2,017,034 AT JANUARY 31, 2000.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1999, are incorporated by reference in Part II of this Annual Report. Portions of the registrant's 2000 Proxy Statement are incorporated by reference in Part III of this Annual Report.


                              Page 1 of 204
                       Exhibit Index on Page 41


                           COMM BANCORP, INC.
                             FORM 10-K INDEX

PART I                                                            Page
------                                                            ----
Item  1. Business.................................................  3

Item  2. Properties............................................... 26

Item  3. Legal Proceedings........................................ 26

Item  4. Submission of Matters to a Vote of Security Holders......  *

PART II
-------
Item  5. Market for the Registrant's Common Equity and Related
         Stockholder Matters...................................... 27

Item  6. Selected Financial Data.................................. 27

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................... 28

Item 7A. Quantitative and Qualitative Disclosures about Market
         Risk..................................................... 28

Item  8. Financial Statements and Supplementary Data.............. 28

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................  *

PART III
--------
Item 10. Directors and Executive Officers of the Registrant....... 29

Item 11. Executive Compensation................................... 31

Item 12. Security Ownership of Certain Beneficial Owners and
         Management............................................... 36

Item 13. Certain Relationships and Related Transactions........... 37

PART IV
-------
Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K................................................. 38

Signatures........................................................ 39

Exhibit Index..................................................... 41



*Not Applicable

                          COMM BANCORP, INC.
                               FORM 10-K

PART I

ITEM 1.   BUSINESS

GENERAL

We are a registered bank holding company incorporated in 1983 as a Pennsylvania business corporation and are headquartered in Clarks Summit, Pennsylvania. We have one wholly-owned subsidiary, Community Bank and Trust Company, or referred to as Community Bank. Our business consists of the management and supervision of Community Bank. Our principal source of income is dividends paid by Community Bank. At December 31, 1999, we had approximately:

             -  $407.1 million in total assets,
             -  $276.9 million in loans,
             -  $362.5 million in deposits, and
             -  $35.5 million in stockholders' equity.

Community Bank is a Pennsylvania commercial bank and a member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). Community Bank is a full-service commercial bank providing a range of products and services, including time and demand deposit accounts, consumer, commercial and mortgage loans, and commercial leases to individuals and small- to medium-sized businesses in its Northeastern Pennsylvania market area. At December 31, 1999, Community Bank had fourteen branch banking offices which are located in the Pennsylvania counties of Lackawanna, Susquehanna, Wayne and Wyoming.

In 1999, Community Bank organized a leasing subsidiary, Community Leasing Corporation, which is a Pennsylvania business corporation, to engage in commercial leasing.

We consider Community Bank's branch banking offices to be a single operating segment because these branches have similar:

             -  Economic characteristics,
             -  Products and services,
             -  Operating processes,
             -  Delivery system,
             -  Customer bases, and
             -  Regulatory oversight.

We have not operated any other reportable operating segments in the three-year period ended December 31, 1999.

As of December 31, 1999, we had 167 full-time equivalent employees. We and Community Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the regulatory framework applicable to us and Community Bank and provides certain specific information. This regulatory framework is primarily intended for the protection of investors in our common stock, depositors of Community Bank and the BIF that insures bank deposits. To the extent that the following information describes statutory and regulatory provisions, it is qualified by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to us or Community Bank may have a material effect on our business.

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by us from Community Bank and also limit various other transactions between us and Community Bank. For example, Section 23A limits to no more than 10.0 percent of its total capital the aggregate outstanding amount of Community Bank's loans and other "covered transactions" with any particular nonbank affiliate, and limits to no more than 20.0 percent of its total capital the aggregate outstanding amount of Community Bank's covered transactions with all of its affiliates. At December 31, 1999, approximately $3.8 million was available for loans to us from Community Bank. Section 23A also generally requires that Community Bank's loans to its nonbank affiliates be secured, and Section 23B generally requires that Community Bank's transactions with its nonbank affiliates be at arm's-length terms. Also, we and Community Bank and its subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

SUPERVISORY AGENCIES

As a Pennsylvania commercial bank and member of the Federal Reserve System, Community Bank is subject to primary supervision, regulation, and examination by the Pennsylvania Department of Banking and the Federal Reserve Board. Community Bank is subject to extensive Pennsylvania and federal statutes and regulations that significantly affect its business and activities. Community Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. Community Bank is also subject to periodic examinations by its primary and secondary regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, leases, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, activities of subsidiaries, and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings and stock valuation. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

We and Community Bank and its subsidiary are also affected by various other governmental requirements and regulations, general economic conditions, and the fiscal and monetary policies of the federal government and the Federal Reserve Board. The monetary policies of the Federal Reserve Board influence to a significant extent the overall growth of loans, leases, investments, deposits, interest rates charged on loans, and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often unpredictable.

We are subject to the jurisdiction of the Securities and Exchange Commission ("SEC") for matters relating to the offering and sale of our securities. We are also subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials. Our common stock is listed for quotation of prices on The NASDAQ Stock Market and, therefore, we are subject to the listing rules and regulations imposed by The NASDAQ Stock Market .

SUPPORT OF COMMUNITY BANK

Under current Federal Reserve Board policy, we are expected to act as a source of financial and managerial strength to Community Bank by standing ready to use available resources to provide adequate capital funds to Community Bank during periods of financial adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting Community Bank. The support expected by the Federal Reserve Board may be required at times when we may not have the resources or inclination to provide it.

If a default occurred with respect to Community Bank, any capital loans to Community Bank from us would be subordinate in right of payment to payment of Community Bank depositors and certain of its other obligations.

LIABILITY OF COMMONLY CONTROLLED BANKS

Community Bank can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:

            - The default of a commonly controlled FDIC-insured depository institution, or

            - Any assistance provided by the FDIC to a commonly controlled
              FDIC-insured depository institution in danger of default.

"Default" is generally defined as the appointment of a conservator or receiver, and "in danger of default" is generally defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

DEPOSITOR PREFERENCE STATUTE

In the "liquidation or other resolution" of Community Bank by any receiver, federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against Community Bank are afforded a priority over the general unsecured claims against Community Bank, including federal funds and letters of credit.

ALLOWANCE FOR LOAN LOSSES

There are certain risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in our Northeastern Pennsylvania economy, risks inherent in dealing with individual borrowers, and, in the case of a loan backed by collateral, the risks resulting from uncertainties about the future value of the collateral. As a result, we maintain an allowance for loan losses at a level believed adequate to absorb potential losses resulting from these risks.

The information explaining our systematic analysis and procedural discipline utilized for determining our allowance for loan losses and its elements is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 1.

CAPITAL REQUIREMENTS

We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Federal Reserve Board on Community Bank. For this purpose, a bank's or bank holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-adjusted assets are adjusted for low-level recourse and market-risk equivalent assets. A bank's or bank holding company's capital, in turn, includes the following tiers:

            - Core Tier I capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets, and certain other assets, and

            - Supplementary Tier II capital, which includes, among other items, perpetual preferred stock not meeting the Tier I definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

We and Community Bank, like other bank holding companies and banks, are required to maintain Tier I and Total Capital, the sum of Tier I and Tier II capital, less certain deductions, equal to at least 4.0 percent and
8.0 percent of their total risk-adjusted assets, including certain off-balance sheet items, such as unused lending commitments and standby letters of credit. At December 31, 1999, we met both requirements, with Tier I and Total Capital equal to 14.6 percent and 15.9 percent of total risk-adjusted assets. Community Bank also met both requirements at December 31, 1999, with Tier I and Total Capital equal to 14.2 percent and 15.4 percent of total risk-adjusted assets.

The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under the new market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

The Federal Reserve Board also requires bank holding companies and banks to maintain a minimum Leverage ratio, Tier I capital to adjusted total assets, of 3.0 percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3.0 percent plus an additional cushion of at least 1.0 to 2.0 percentage points if the bank holding company does not meet these requirements. At December 31, 1999, our Leverage ratio was 8.6 percent and Community Bank's Leverage ratio was 8.3 percent.

The Federal Reserve Board may set capital requirements higher than the minimums noted above for bank holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a Tangible Tier I Leverage ratio, deducting all intangibles, and other indicia of capital strength in evaluating proposals for expansion or new activities or when a bank holding company faces unusual or abnormal risk.

Failure to meet capital requirements could subject us and Community Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, and requires federal bank regulatory agencies to implement systems for prompt corrective action for insured banks that do not meet minimum capital requirements based on these categories. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits, on "pass-through" insurance coverage for certain of its accounts, and on certain other aspects of its operations. FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank is subject to regulatory monitoring and may be required to divest itself of or liquidate subsidiaries. Holding companies of the institutions may be required to divest themselves of the institutions or divest themselves of or liquidate other affiliates. An undercapitalized bank must develop a capital restoration plan, and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5.0 percent of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.

Rules adopted by the Federal Reserve Board under FDICIA provide that a state member bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of 10.0 percent or greater, a Tier I risk-based capital ratio of 6.0 percent or greater, and a Leverage ratio of
5.0 percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 1999, we and Community Bank were well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Federal Reserve Board's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 1999, Community Bank held no brokered deposits.

DIVIDEND RESTRICTIONS

We are a legal entity separate and distinct from Community Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if the payment would render us insolvent. Our revenues primarily consist of dividends paid by Community Bank. Various federal and state statutory provisions limit the amount of dividends Community Bank can pay to us without regulatory approval. Under Pennsylvania law, Community Bank may declare and pay dividends to us only out of accumulated net earnings and as long as the surplus of Community Bank would not be reduced below its stated paid-in capital. At December 31, 1999, approximately $2.0 million was available for payment of dividends to us.

In addition, federal bank regulatory agencies have authority to prohibit Community Bank from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of the bank in question, the payment of dividends could be deemed to constitute an unsafe or unsound practice. The ability of Community Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

DEPOSIT INSURANCE ASSESSMENTS

The deposits of Community Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the BIF administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. An insured bank's insurance assessment rate is then determined by the risk category into which it is classified.

In light of the recent favorable financial situation of the federal deposit insurance funds and the low number of depository institution failures, effective January 1, 1997, the annual insurance premiums on bank deposits insured by the BIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time. Community Bank paid no BIF insurance premium in 1999.

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF, in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits, to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective for the fourth quarter 1999 at approximately $0.012 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 1999, Community Bank paid FICO assessments of $40,048.

INTERSTATE BANKING AND BRANCHING

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), we are subject to certain concentration limits and other requirements:

            - Bank holding companies, like ourselves, are permitted to acquire banks and bank holding companies located in any state,

            - Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans, and receive loan payments as an agent for any other depository institution subsidiary of that bank holding company, and

            - Banks are permitted to acquire branch offices outside their home state by merging with out-of-state banks, purchasing branches in other states, and establishing de-novo branch offices in other states.

The ability of banks to acquire branch offices through purchases or openings of other branches is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal. Pennsylvania has opted in to all of these provisions upon the condition that another host state has similar or reciprocal requirements.

As of the date of this report, we are not contemplating any interstate acquisitions of a bank or a branch office.

CONTROL ACQUISITIONS

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10.0 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, like ourselves, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25.0 percent, 5.0 percent in the case of an acquirer that is a bank holding company, or more of any class of outstanding common stock of a bank holding company, like ourselves, or otherwise obtaining control or a controlling influence over that bank holding company.

PERMITTED NONBANKING ACTIVITIES

The Federal Reserve Board permits us or our subsidiary to engage in nonbanking activities that are so closely related to banking or managing or controlling banks. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

             - Extending credit and servicing loans. Making, acquiring, brokering, or servicing loans or other extensions of credit, including factoring, issuing letters of credit and accepting drafts, for the company's account or for the account of others.

             - Activities related to extending credit. Any activity usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit, as determined by the Federal Reserve Board. The Federal Reserve Board has determined that the following activities are usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit:

                  - Real estate and personal property appraising, performing appraisals of real estate and tangible and intangible personal property, including securities.

                  - Arranging commercial real estate equity financing, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors, if the bank holding company and its affiliates do not have an interest in, or participate in managing or developing, a real estate project for which it arranges equity financing, and do not promote or sponsor the development of the property.

                  - Check-guaranty services, authorizing a subscribing merchant to accept personal checks tendered by the merchant's customers in payment for goods and services, and purchasing from the merchant validly authorized checks that are subsequently dishonored.

                  - Collection agency services, collecting overdue accounts
                    receivable, either retail or commercial.

                  - Credit bureau services, maintaining information related to the credit history of consumers and providing the information to a credit grantor who is considering a borrower's application for credit or who has extended credit to the borrower.

                  - Asset management, servicing, and collection activities,
                    engaging under contract with a third party in asset management, servicing, and collection of assets of a type that an insured depository institution may originate and own, if the company does not engage in real property management or real estate brokerage services as part of these services.

                  - Acquiring debt in default, acquiring debt that is in
                    default at the time of acquisition under certain conditions.

                  - Real estate settlement servicing, providing real estate
                    settlement services.

              - Leasing personal or real property. Leasing personal or real property or acting as agent, broker, or adviser in leasing such property under certain conditions.

              -  Operating nonbank depository institutions:

                  - Industrial banking, owning, controlling, or operating an industrial bank, Morris Plan bank, or industrial loan company, so long as the institution is not a bank, or

                  - Operating savings association, owning, controlling or
                    operating a savings association, if the savings association engages only in deposit-taking activities, lending, and other activities that are permissible for bank holding companies.

              - Trust company functions. Performing functions or activities that may be performed by a trust company, including activities of a fiduciary, agency, or custodial nature, in the manner authorized by federal or state law, so long as the company is not a bank for purposes of the Bank Holding Company Act.

              - Financial and investment advisory activities. Acting as investment or financial advisor to any person, including, without, in any way, limiting the foregoing:

                  - Serving as investment adviser, as defined in section 2(a)
                    (20) of the Investment Company Act of 1940, 15 U.S.C. 80a-2(a)(20), to an investment company registered under that act, including sponsoring, organizing, and managing a closed-end investment company,

                  - Furnishing general economic information and advice, general economic statistical forecasting services, and industry studies,

                  - Providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, leveraged buyouts, recapitalizations, capital structurings, financing transactions and similar transactions, and conducting financial feasibility studies,

                  - Providing information, statistical forecasting, and advice with respect to any transaction in foreign exchange, swaps, and similar transactions, commodities, and any forward contract, option, future, option on a future, and similar instruments,

                  - Providing educational courses, and instructional materials to consumers on individual financial management matters, and

                  - Providing tax-planning and tax-preparation services to any person.

              -   Agency transactional services for customer investments:

                  - Securities brokerage.  Providing securities brokerage
                    services, including securities clearing and/or securities execution services on an exchange, whether alone or in combination with investment advisory services, and incidental activities, including related securities credit activities and custodial services, if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and does not include securities underwriting or dealing.

                  - Riskless principal transactions.  Buying and selling in the secondary market all types of securities on the order of customers as a "riskless principal" to the extent of engaging in a transaction in which the company, after receiving an order to buy or sell a security from a customer, purchases or sells the security for its own account to offset a contemporaneous sale to or purchase from the customer. This does not include: (i) selling bank-ineligible securities at the order of a customer that is the issuer of the securities, or selling bank-ineligible securities in any transaction where the company has a contractual agreement to place the securities as agent of the issuer; or (ii) acting as a riskless principal in any transaction involving a bank-ineligible security for which the company or any of its affiliates acts as underwriter, during the period of the underwriting or for 30 days thereafter, or dealer.

                  - Private placement services.  Acting as agent for the
                    private placement of securities in accordance with the requirements of the Securities Act of 1933 ("1933 Act") and the rules of the SEC, if the company engaged in the activity does not purchase or repurchase for its own account the securities being placed, or held in inventory unsold portions of issues of these securities.

                  - Futures commission merchant.  Acting as a futures
                    commission merchant for unaffiliated persons in the execution, clearance, or execution and clearance of any futures contract and option on a futures contract traded on an exchange in the United States or abroad under certain conditions.

                  - Other transactional services.  Providing to customers as agent transactional services with respect to swaps and similar transactions.

              -   Investment transactions as principal:

                  - Underwriting and dealing in government obligations and
                    money market instruments. Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations that state member banks of the Federal Reserve System may be authorized to underwrite and deal in under 12 U.S.C. 24 and 335, including bankers' acceptances and certificates of deposit, under the same limitations as would be applicable if the activity were performed by the bank holding company's subsidiary member banks or its subsidiary nonmember banks as if they were member banks.

                  - Investing and trading activities.  Engaging as principal in: (i) foreign exchange; (ii) forward contracts, options, futures, options on futures, swaps, and similar contracts, whether traded on exchanges or not, based on any rate, price, financial asset, including gold, silver, platinum, palladium, copper, or any other metal approved by the Federal Reserve Board, nonfinancial asset, or group of assets, other than a bank-ineligible security under certain conditions; and (iii) forward contracts, options, futures, options on futures, swaps, and similar contracts, whether traded on exchanges or not, based on an index of a rate, a price, or the value of any financial asset, nonfinancial asset, or group of assets, if the contract requires such settlement.

                  - Buying and selling bullion, and related activities.
                    Buying, selling and storing bars, rounds, bullion, and coins of gold, silver, platinum, palladium, copper, or any other metal approved by the Federal Reserve Board, for the company's own account or the account of others, and providing incidental services such as arranging for storage, safe custody, assaying, and shipment.

               -  Management consulting and counseling activities:

                  - Management consulting.  Providing management consulting
                    advice under certain conditions.

                  - Employee benefits consulting services.  Providing
                    consulting services to employee benefit, compensation and insurance plans, including designing plans, assisting in the implementation of plans, providing administrative services to plans, and developing employee communication programs for plans.

                  - Career counseling services.  Providing career counseling services to: (i) a financial organization and individuals currently employed by, or recently displaced from, a financial organization; (ii) individuals who are seeking employment at a financial organization; and (iii) individuals who are currently employed in or who seek positions in the finance, accounting, and audit departments of any company.

               -  Support services:

                  - Courier services.  Providing courier services for:
                    (i) checks, commercial papers, documents, and written instruments, excluding currency or bearer-type negotiable instruments, that are exchanged among banks and financial institutions; and (ii) audit and accounting media of a banking or financial nature and other business records and documents used in processing such media.

                  - Printing and selling Magnetic Ink Character Recognition
                    ("MICR")-encoded items. Printing and selling checks and related documents, including corporate image checks, cash tickets, voucher checks, deposit slips, savings withdrawal packages, and other forms that require MICR-encoding.

               -  Insurance agency and underwriting:

                  - Credit insurance.  Acting as principal, agent, or broker for insurance, including home mortgage redemption insurance, that is: (i) directly related to an extension of credit by the bank holding company or any of its subsidiaries; and (ii) limited to ensuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability, or involuntary unemployment of the debtor.

                  - Finance company subsidiary.  Acting as agent or broker for insurance directly related to an extension of credit by a finance company that is a subsidiary of a bank holding company under certain conditions.

                  - Engaging in any general insurance agency activities.

               -  Community development activities:

                  - Financing and investment activities.  Making equity and
                    debt investments in corporations or projects primarily designed to promote community welfare, such as the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents.

                  - Advisory activities.  Providing advisory and related
                    services for programs primarily designed to promote community welfare.

               - Money orders, savings bonds, and travelers' checks. The issuance and sale at retail of money orders and similar consumer-type payment instruments, the sale of U.S. savings bonds, and the issuance and sale of travelers' checks.

               - Data processing. Providing data processing and data transmission services, facilities, including data processing and data transmission hardware, software, documentation, or operating personnel, data bases, advice, and access to such services, facilities, or data bases by any technological means under certain conditions.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act of 1977, as amended ("CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. CRA regulations establish tests for evaluating both small and large depository institutions' investment in their community. A small bank is defined as a bank having total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets. A large retail institution is one which does not meet the small bank definition. A large retail institution can be evaluated under one of two tests: (i) a three-part test evaluating the institution's lending, service and investment performance; or (ii) a strategic plan designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large institution must choose one of these options under which to be examined. In addition, the CRA regulations include separate rules regarding the manner in which wholesale banks and limited purpose banks will be evaluated for compliance.

For the purposes of the CRA regulations, Community Bank is deemed to be a large bank, based upon financial information as of December 31, 1999. Community Bank will be examined under the three-part test relating to lending, service and investment performance. Community Bank received an "outstanding" rating in its last CRA examination which was held on March 22, 1999. "Outstanding" is the highest CRA rating that a depository institution can receive.

CONCENTRATION

We are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers, the loss of any one or more of which would have a materially adverse effect on our financial condition.

FINANCIAL SERVICES MODERNIZATION

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act (the "Modernization Act") which will, in general, take effect on March 11, 2000. The Modernization Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The Modernization Act eliminates the restrictions placed on the activities of banks and bank holding companies and creates two new structures, financial holding companies and financial subsidiaries. We and Community Bank will be allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm. We would qualify to elect to become a financial holding company. This election is made to the Federal Reserve Board. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity.

The Modernization Act lists certain activities as financial in nature:

              -  Lending, investing or safeguarding money or securities,

              - Underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker,

              -  Providing financial or investment advice,

              - Issuing or selling interests in pools of assets that a bank could hold,

              -  Underwriting, dealing in or making markets in securities,

              - Engaging in any activity that the Federal Reserve Board found before the Modernization Act to be related closely to banking, see the section in this report entitled "Permitted Nonbanking Activities",

              - Engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the Federal Reserve Board determined before the Modernization Act that the activity was usual in connection with banking or other financial operations internationally,

              - Merchant banking, acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: (i) the interests are not held by a depository institution; (ii) the interests are held by a securities affiliate or an investment advisory affiliate of an insurance company as part of underwriting, merchant or investment banking activity; (iii) the interests are held long enough to enable their sale in a manner consistent with the financial viability of such an activity; and (iv) we do not control the entity except to the extent necessary to obtain a reasonable return on the investment, or

              - Insurance portfolio investing, acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: (i) the interests are not held by a depository institution; (ii) the interests are held by an insurance or annuity company; (iii) the interests represent investments made in the ordinary course of business in accordance with state law; and (iv) we do not control the entity except to the extent necessary to obtain a reasonable return on the investment.

The Modernization Act instructs the Federal Reserve Board to adopt a regulation or order defining certain additional activities as financial in nature, to the extent they are consistent with the purposes of the Modernization Act. These are:

              - Lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities,

              -  Providing any method of transferring financial assets, and

              - Arranging, effecting or facilitating financial transactions for third parties.

Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental to a financial activity if they meet specified criteria. The Federal Reserve Board is instructed to consider:
(i) the purposes of the Modernization Act and the Bank Holding Company Act; (ii) changes in the market in which financial holding companies compete; (iii) changes in the technology used to deliver financial services; and (iv) whether the proposed activity is necessary or appropriate to allow a financial holding company and its affiliates to compete effectively, deliver services efficiently and offer services through the most advanced technological means available.

The Modernization Act gives national banks authority to use "financial subsidiaries" to engage in financial activities. This authority has some limitations. Community Bank is a Pennsylvania commercial bank. However, the Pennsylvania Department of Banking has, in the past, adopted a policy of parity with the permitted activities for national banks. Therefore, Community Bank would, in all likelihood, be permitted to own a financial subsidiary only if the subsidiary's activities are limited to those that are financial in nature or that Community Bank could engage in directly. However, a financial subsidiary of Community Bank may not, as a principal:

              -  Underwrite insurance or annuities,
              -  Engage in real estate development or investment,
              -  Engage in merchant banking, or
              -  Engage in insurance portfolio investment activities.

A bank's investment in a financial subsidiary will affect the way it calculates its capital. The bank must deduct from its assets and stockholders' equity the total of its investments in financial subsidiaries. Moreover, a bank must present its financial information in two ways: in accordance with generally accepted accounting principles, and, separately, in a manner that reflects the segregation of the bank's investments in financial subsidiaries.

As of the date of this report, we have not decided whether to elect to become a financial holding company, to engage in any financial activities, or to establish any financial subsidiaries in addition to Community Bank.

PRIVACY

The Modernization Act creates a minimum federal standard of privacy. A state can impose a greater or more restrictive standard of privacy than the Modernization Act. There is a mechanism established to protect the confidentiality of a customer's nonpublic personal financial information. The Modernization Act requires Community Bank to disclose to a consumer or customer its policies and practices to protect the confidentiality and security of nonpublic personal information and to alert the consumer or customer that he or she may opt out of any sharing of such information with any affiliated or nonaffiliated third party. This notice must be given initially, and on an annual basis if the consumer becomes a customer.

The term consumer is different from the term customer. A consumer means an individual who obtains or has obtained a financial product or service from Community Bank that is to be primarily used for personal, family or household purposes or that of the individual's representative. A customer is an individual with a continuous relationship with Community Bank. The federal bank regulatory agencies issued proposed regulations which give several examples of a consumer and customer relationship:

             - An individual who applies to Community Bank for credit for personal, family or household purposes is a consumer of a financial service, regardless of whether the credit is extended.

             - An individual who provides nonpublic personal information to Community Bank in order to obtain a determination about whether he or she may qualify for a loan to be primarily used for personal, family, or household purposes is a consumer of a financial service, regardless of whether the loan is extended by Community Bank or another financial institution.

             - An individual who provides nonpublic personal information to Community Bank in connection with obtaining or seeking to obtain financial, investment or economic advisory services is a consumer regardless of whether Community Bank establishes an ongoing advisory relationship.

             - An individual who negotiates a workout with Community Bank for a loan that Community Bank owns is a consumer regardless of whether Community Bank originally extended the loan to the individual.

             - An individual who has a loan from Community Bank is Community Bank's consumer even if Community Bank:

                -  Hires an agent to collect on the loan,
                -  Sells the rights to service the loan, or
                - Bought the loan from the financial institution that originated the loan.

             - An individual is not Community Bank's consumer solely because Community Bank processes information about the individual on behalf of a financial institution that extended the loan to the individual.

On the other hand, the following are several examples of a customer relationship:

             - A consumer has a continuing relationship with Community Bank if the consumer:

                - Has a deposit, credit, trust or investment account with Community Bank,

                -  Purchases an insurance product from Community Bank,

                -  Holds an investment product through Community Bank,

                - Enters into an agreement or understanding with Community Bank whereby Community Bank undertakes to arrange or broker a home mortgage loan for the consumer,

                - Has a loan that Community Bank services where Community Bank owns the servicing rights,

                -  Enters into a lease of personal property with Community
                   Bank, or

                - Obtains financial, investment, or economic advisory services from Community Bank for a fee.

             - A consumer does not, however, have a continuing relationship with Community Bank and therefore is not a customer, if:

                - The consumer only obtains a financial product or service in an isolated transaction, such as withdrawing cash from Community Bank's ATM or purchasing a cashier's check or money order,

                - Community Bank sells the consumer's loan and does not retain the rights to service the loan, or

                - Community Bank sells the consumer airline tickets, travel insurance or travelers' checks in an isolated transaction.

In general, Community Bank cannot disclose to a nonaffiliated third party any nonpublic personal information of its customers unless Community Bank provides its customer with a notice that includes:

             -  The policies and practices of Community Bank with regard to:

                - Disclosing nonpublic information to nonaffiliated third parties,
                - The categories of persons to whom the information is or may be disclosed, and
                -  The policy for disclosure to former customers.

             - Categories of nonpublic information that are collected by Community Bank,

             - The policies that Community Bank maintains to protect the confidentiality and security of nonpublic personal information, and

             -  The disclosure, if required, under the Fair Credit Reporting
                Act.

The Modernization Act sets forth a new requirement that this notice to a consumer or customer must be in clear and conspicuous or "plain English" language and presentation. The proposed regulations give several examples of the rules to follow in drafting these notices:

             - Community Bank makes its notice reasonably understandable if, Community Bank:

                - Presents the information contained in the notice in clear, concise sentences, paragraphs and sections,

                - Uses short explanatory sentences and bullet lists, whenever possible,

                - Uses definite, concrete, everyday words and active voice, whenever possible,

                -  Avoids multiple negatives,

                -  Avoids legal and highly technical business terminology, and

                - Avoids boilerplate explanations that are imprecise and readily subject to different interpretations.

             - Community Bank designs its notice to call attention to the nature and significance of the information contained in the notice if, to the extent applicable, Community Bank:

                - Uses a plain-language heading to call attention to the notice,
                -  Uses a typeface and type size that are easy to read, and
                -  Provides wide margins and ample line spacing.

             - If Community Bank provides a notice on the same form as another notice or other documents, Community Bank designs its notice to call attention to the nature and significance of the information contained in the notice if Community Bank uses:

                -  Larger type size(s), boldface or italics in the text,
                -  Wider margins and line spacing in the notice, or
                - Shading or sidebars to highlight the notice, whenever possible.

The Modernization Act creates certain exceptions to the prohibition on disclosure of nonpublic personal information of customers. Some of these exceptions are:

             -  With the consent of the customer,

             - To effect, administer or enforce a transaction requested or authorized by the customer,

             - The servicing or processing of a financial product or service requested or authorized by the customer,

             - The maintaining or servicing of the customer's account with Community Bank or with another entity as part of a private label credit card program,

             - Disclosure to persons holding a legal or beneficial interest relating to the customer or to persons acting in a fiduciary or representative capacity on behalf of the customer,

             - Providing information to insurance rate advisory organizations, guaranty funds or agencies, rating agencies, persons assessing Community Bank's compliance with industry standards and Community Bank's attorneys, accountants and auditors, and

             - Disclosure permitted under other laws, such as the Right to Financial Privacy Act, to law enforcement agencies or under local and state laws.

Community Bank cannot disclose an account number or similar form of access code for a credit card account, deposit account or transaction account of a customer to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the customer.

COMMUNITY BANK

Community Bank's legal headquarters is located at 521 Main Street, Forest City, Susquehanna County, Pennsylvania 18421. Community Bank is a community bank that seeks to provide personal attention and professional financial assistance to its customers. Community Bank is a locally managed and oriented financial institution established to serve the needs of individuals and small and medium-sized businesses. Community Bank's business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently-applied credit policies.

MARKETING AREA

Community Bank's primary market area comprises Lackawanna, Susquehanna, Wayne and Wyoming counties located in the Northeast corner of the Commonwealth of Pennsylvania. The largest municipality in this market area is the City of Scranton with a population of approximately 82.0 thousand based upon 1990 census data. There are no Community Bank branches located within the City of Scranton. All of the branches are located outside of Scranton in rural or small-town settings. See Item 2 in this report for a description of the location of each branch office.

Community Bank competes with 18 commercial banks, three thrift institutions and 23 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers. Consumer, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

FUTURE LEGISLATION

Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot accurately predict whether any of this potential legislation will ultimately be enacted, and if enacted, the ultimate effect that it, or implementing regulations, would have upon our financial condition or results of operations.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 125 North State Street, Clarks Summit, Lackawanna County, Pennsylvania. We own this facility which has approximately 24,000 square feet. We built this facility to place Community Bank's administrative operations into one facility for better efficiency and communications among our staff. Our legal or registered office remains at 521 Main Street, Forest City, Susquehanna County, Pennsylvania in a facility that we own with approximately 7,100 square feet.

Our remaining banking centers are described as follows:



                                                                 APPROXIMATE
        LOCATION                         TYPE OF OWNERSHIP      SQUARE FOOTAGE
------------------------------------------------------------------------------

61 Church Street, Montrose, PA                  Owned              3,500
------------------------------------------------------------------------------
Route 106, Clifford, PA                         Owned              1,300
------------------------------------------------------------------------------
Route 6 West, Tunkhannock, PA                   Owned              3,500
------------------------------------------------------------------------------
Route 29, Eaton Township, PA                   Leased              2,175
------------------------------------------------------------------------------
Route 307, Lake Winola, PA                     Leased              1,250
------------------------------------------------------------------------------
Route 6, Eynon, PA                             Leased              1,850
------------------------------------------------------------------------------
97 College Avenue, Factoryville, PA             Owned              1,850
------------------------------------------------------------------------------
125 North State Street, Clarks Summit, PA       Owned              3,860
------------------------------------------------------------------------------
57 Main Street, Nicholson, PA                   Owned              6,000
------------------------------------------------------------------------------
1601 Main Street, Dickson City, PA              Owned              5,330
------------------------------------------------------------------------------
347 Main Street, Simpson, PA                    Owned              5,500
------------------------------------------------------------------------------
37 Dundaff Street, Carbondale, PA               Owned              4,300
------------------------------------------------------------------------------
Lake Como Road, Lakewood, PA                   Leased                900
------------------------------------------------------------------------------

We consider our facilities to be suitable and adequate for our current and immediate future purposes.

ITEM 3. LEGAL PROCEEDINGS

We and Community Bank are not parties to any legal proceedings that could have any significant effect upon our financial condition or operating results. In addition, we and Community Bank are not parties to any legal proceedings under federal and state environmental laws.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

We had 1,106 stockholders of record, including individual participants in security position listings, and 2,017,034 shares of common stock, par value of $0.33 per share, the only authorized class of common stock outstanding as of January 31, 2000. Our common stock trades on The NASDAQ Stock Market as CommBcp under the symbol "CCBP." The high and low closing sale prices and dividends per share of our common stock for the four quarters of 1999 and 1998 are summarized in the following table:


                                                        Dividends
1999:                    High             Low           Declared
--------------------------------------------------------------------------
First quarter             $28             $25 1/2         $0.13
--------------------------------------------------------------------------
Second quarter             32              24              0.13
--------------------------------------------------------------------------
Third quarter              42              30              0.15
--------------------------------------------------------------------------
Fourth quarter            $40 1/2         $37 1/4         $0.16
--------------------------------------------------------------------------

                                                     Dividends
1998:                    High             Low        Declared
--------------------------------------------------------------------------
First quarter             $38             $35            $0.07
--------------------------------------------------------------------------
Second quarter             36 1/2          32 1/4         0.07
--------------------------------------------------------------------------
Third quarter              35              27 1/2         0.10
--------------------------------------------------------------------------
Fourth quarter            $28             $25            $0.13
--------------------------------------------------------------------------

We have paid cash dividends since 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. For information on dividend restrictions on us and Community Bank, refer to our consolidated financial statements and notes to these statements filed at Exhibit 13 to this report and incorporated in their entirety by reference under this Item 5.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes to these statements are filed at Exhibit 13 to this report and are incorporated in their entirety by reference under this Item 8.

The supplementary data is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 8.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

At December 31, 1999, we had ten directors. However, as of January 1, 2000, Joseph P. Moore, Jr. retired as a director as a result of a bylaw requiring retirement for a person who attains 72 years of age. Joseph P. Moore, Jr. continues to serve on the Board of Directors of Community Bank.

Our directors are elected at each annual meeting of stockholders for a one-year term and until their successors are elected and qualified.

The following information is presented for each of our current directors and those persons who have been nominated to become a director at our 2000 Annual Stockholders Meeting. All of our current directors are also nominees for director.

                             AGE AS OF                                                         DIRECTOR
       NAME               JANUARY 31, 2000  PRINCIPAL OCCUPATION FOR PAST FIVE YEARS            SINCE
--------------------------------------------------------------------------------------------------------
David L. Baker                 54           President and Chief Executive Officer of             1988
                                            the Company and Community Bank since 1995.
--------------------------------------------------------------------------------------------------------
Thomas M. Chesnick(1)          65           Retired. Vice President of Community Bank            ----
                                            from 1995 to 1999.
--------------------------------------------------------------------------------------------------------
William F. Farber, Sr.         62           Retired. President of Farber's Restaurants           1983
                                            from 1995 to 1998.
--------------------------------------------------------------------------------------------------------
Judd B. Fitze                  47           Partner in Farr, Davis & Fitze, a law firm.          1995
--------------------------------------------------------------------------------------------------------
John P. Kameen                 58           Publisher of The Forest City News.                   1983
                                                         --- ------ ---- ----
--------------------------------------------------------------------------------------------------------
William A. Kerl(1)             63           President of Carbondale Concrete Company,            ----
                                            Inc. and Kerl Coal, Oil & Trucking Company,
                                            Inc.
--------------------------------------------------------------------------------------------------------
Erwin T. Kost                  56           President of Kost Tire Distributors, Inc.            1997
--------------------------------------------------------------------------------------------------------
William B. Lopatofsky          67           Retired.                                             1983
--------------------------------------------------------------------------------------------------------
Robert A. Mazzoni(1)           51           Partner in Mazzoni & Karam, a law firm.              ----
--------------------------------------------------------------------------------------------------------
J. Robert McDonnell            64           Owner of McDonnell's Restaurant.                     1983
--------------------------------------------------------------------------------------------------------
Joseph P. Moore, III(1)(2)     48           President of J.J. Motors, Inc.                       ----
--------------------------------------------------------------------------------------------------------
Theodore W. Porosky            52           Owner of Porosky Lumber Company.                     1997
--------------------------------------------------------------------------------------------------------
Eric G. Stephens               48           Auto Dealer, H.L. Stephens & Son,                    1988
                                            an automobile dealership.
--------------------------------------------------------------------------------------------------------
(1)  A nominee for director, not a current director.
(2)  A son of Joseph P. Moore, Jr., who is a director of Community Bank and owns beneficially more than five percent of our common stock.


PRINCIPAL OFFICERS

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report.

The following information is presented for our principal officers:

                                                                            AGE AS OF
    NAME AND POSITION                   HELD SINCE      EMPLOYEE SINCE    JANUARY 31, 2000
------------------------------------------------------------------------------------------
David L. Baker
President and Chief Executive Officer      1995              1995                54
------------------------------------------------------------------------------------------
William F. Farber, Sr.
Chairman                                   1983               (1)                62
-------------------------------------------------------------------------------------------
John P. Kameen
Secretary                                  1996               (1)                58
-------------------------------------------------------------------------------------------
J. Robert McDonnell
Vice President                             1983               (1)                64
-------------------------------------------------------------------------------------------
Scott A. Seasock
Senior Vice President and
Chief Financial Officer                    1989              1989                42
-------------------------------------------------------------------------------------------
Thomas E. Sheridan
Senior Vice President and
Chief Operations Officer                   1989              1985                42
-------------------------------------------------------------------------------------------
(1)  Not our employee or an employee of Community Bank.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers and directors and "beneficial owners" of more than
10.0 percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Stock Market pursuant to Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 1999.

ITEM 11. EXECUTIVE COMPENSATION

This section of the report contains a chart that show the amount of compensation earned by our executive officers whose salary and bonus exceeded $100,000. It also contains the performance graph comparing our performance relative to a peer group and the report of our executive compensation committee explaining the compensation philosophy for our most highly paid officers.

                       SUMMARY COMPENSATION TABLE

                                                            LONG-TERM COMPENSATION
                                                           -----------------------------------------
                          ANNUAL COMPENSATION              AWARDS           PAYOUTS
                          --------------------------------------------------------------------------
                                          OTHER ANNUAL             RESTRICTED   LTIP    ALL OTHER
NAME AND                  SALARY   BONUS  COMPENSATION   OPTIONS      STOCK    PAYOUTS COMPENSATION
POSITION           YEAR     ($)     ($)      ($)(1)        (#)         (#)       ($)        ($)
----------------------------------------------------------------------------------------------------
David L. Baker     1999   116,619  19,400    2,179         -0-         -0-       -0-        -0-
President and      1998   116,151  19,400    3,245         -0-         -0-       -0-        -0-
Chief Executive    1997   111,401  18,700    3,346         -0-         -0-       -0         -0-
Officer
----------------------------------------------------------------------------------------------------
Scott A. Seasock   1999    94,345  11,400    1,696         -0-         -0-       -0-        -0-
Senior Vice        1998    92,486  11,400    2,453         -0-         -0-       -0-        -0-
President and      1997    88,953  10,700    2,281         -0-         -0-       -0-        -0-
Chief Financial
Officer
----------------------------------------------------------------------------------------------------
(1) Represents the contribution Community Bank made on behalf of Mr. Baker and Mr. Seasock pursuant to the profit sharing plan.  Aggregate perquisites and other personal benefits were less than
    10.0 percent of the salary and bonus reported, and therefore, need not be presented.


Executive officer compensation is determined by the Executive
Compensation Committee of Community Bank's Board of Directors. Salaries and bonuses for the executive officers are reviewed annually. All executive compensation is paid by Community Bank to the applicable executive.

EXECUTIVE COMPENSATION COMMITTEE REPORT

The Board of Directors is responsible for the governance of us and Community Bank. In fulfilling its fiduciary duties, the Board of Directors acts in the best interests of our stockholders, customers and the communities served by us and Community Bank. To accomplish our strategic goals and objectives, the Board of Directors engages competent persons who undertake to accomplish these objectives with integrity and in a cost-effective manner. The compensation of these individuals is part of the Board of Directors' fulfillment of its duties to accomplish our strategic mission. Community Bank provides compensation to our employees and those of Community Bank.

The fundamental philosophy of our and Community Bank's compensation program is to offer competitive compensation opportunities for all employees based on the individual's contribution and personal performance. The objective of the Executive Compensation Committee is to establish a fair compensation policy to govern executive officers' base salaries and incentive plans to attract and motivate competent, dedicated and ambitious managers whose efforts will enhance our products and services, the results of which will be improved profitability, increased dividends to our stockholders and subsequent appreciation in the market value of our stock.

The compensation of our and Community Bank's top executives is reviewed and approved annually by the Board of Directors. The top executives whose compensation is determined by this committee include the Chief Executive Officer and all other executive management. As a guideline for review in determining base salaries, this committee uses information comprised from a Pennsylvania bank peer group. This bank peer group is different from the peer group utilized for the performance chart. Pennsylvania peer group banks have been utilized because of common industry issues and competition for the same executive talent group.

EXECUTIVE COMPENSATION

The Board of Directors has determined that the 1999 compensation for the President and Chief Executive Officer of $136,019 and the Senior Vice President and Chief Financial Officer of $105,745 were appropriate in light of our 1999 performance accomplishments. There is no direct correlation, however, between such compensation and our performance, nor is there any weight given by the Executive Compensation Committee to any specific individual criteria. Such 1999 compensation was based on the Executive Compensation Committee's subjective determination after review of all information that it deemed relevant.

EXECUTIVE OFFICERS

Compensation for our and Community Bank's executive officers is determined by the Executive Compensation Committee based on its subjective analysis of the individual's contribution to our strategic goals and objectives. In determining whether strategic goals have been achieved, the Board of Directors considers our performance as measured by, among numerous other factors, the following: (i) earnings;
(ii) revenues; (iii) return on assets; (iv) return on equity; (v) market share; (vi) total assets; and (vii) nonperforming loans. Although the performance and increases in compensation are measured in light of these factors, there is no direct correlation between any specific criterion and the employees compensation, nor is there any specific weight provided to any such criteria in this committee's analysis. The determination by this committee is subjective after review of all information, including the above, it deems relevant.

Total compensation opportunities available to our employees and the employees of Community Bank are influenced by general labor market conditions, the specific responsibilities of the individual and the individual's contributions to our success. Individuals are reviewed annually on a calendar year basis. We strive to offer compensation that is competitive with that offered by employers of comparable size in the banking industry. Through these compensation policies, we strive to meet our strategic goals and objectives to our constituencies and provide compensation that is fair and meaningful to our employees.

           Submitted by the Executive Compensation Committee
           -------------------------------------------------

                        William F. Farber, Sr.
                             Judd B. Fitze
                            John P. Kameen
                          J. Robert McDonnell
                           Eric G. Stephens

ESTIMATED RETIREMENT BENEFITS

Community Bank has a profit sharing plan, which covers all employees who have completed 1,000 hours of service, attained twenty-one (21) years of age and have been employed by Community Bank for at least one year. Normal retirement age is sixty-five (65). The normal retirement benefit is the accumulated account balance of annual contributions, investment income and forfeitures. The annual contribution is determined by the Board of Directors. Contributions are allocated to each participant based on a pro-rata share of compensation covered under the plan. Investment income is allocated to each participant based on a pro-rata share of the account balances accumulated at the beginning of the year. Forfeitures are allocated to each participant based on a pro-rata share of compensation covered under the plan. If a participant separates from service prior to retirement, the participant will be entitled to a portion of the profit sharing account based on years of service according to the following schedule:

                Years ofService              Vested Interest
                ---------------              ---------------
                  Less than 1                       0%
                       1                           10%
                       2                           20%
                       3                           30%
                       4                           40%
                       5                           60%
                       6                           80%
                   7 or more                      100%


A participant is always one hundred percent (100%) vested in pension plan transferred balances.

During 1999, $45,754 was allocated among the participants' accounts for the plan. The amount contributed by Community Bank in 1999 to the plan for Mr. Baker was $2,179 and Mr. Seasock was $1,696. Both Messrs. Baker and Seasock have thirteen (13) years of credited service under the plan.

CHANGE IN CONTROL AGREEMENTS

We entered into agreements with David L. Baker, President and Chief Executive Officer, Scott A. Seasock, Senior Vice President and Chief Financial Officer, and Thomas E. Sheridan, Senior Vice President and Chief Operations Officer, to provide these key officers with a reasonable degree of financial security after the occurrence of a change in control.

These agreements contain the following principal features:

          - During the 24 months following a change in control, if the officer is terminated "without good cause" or "constructively terminated," as these terms are defined in the agreement, then we, or our successor, shall:

             - Pay, in a lump sum or in 24 equal monthly installments, to the terminated officer an amount equal to two times his highest annual base salary rate during the five-year period ending on the date of termination,

             - Continue to provide the terminated officer and his dependents for a period of 24 months after the date of termination all health programs or their substantial equivalent at a cost to the terminated officer not exceeding the equivalent cost of coverage to senior management employees,

             - Pay any additional monies to the terminated officer to place him in the same after-tax position if there is imposed any excise tax as a result of the amount of these payments, and

             - Continue, for a six-year period, to provide indemnification protection under our Amended Articles of Incorporation and Bylaws and coverage under director's and officer's liability and fiduciary liability insurance policies.

          -  Under these agreements, a change in control means:

             - Acquisition of 25.0 percent or more of the voting power of all outstanding stock by a person or group of persons,

             - Combination of our Company into another entity in which our stockholders do not hold at least 50.0 percent of the voting power of the outstanding stock after the combination,

             - Nomination and election of 50.0 percent or more of the members of the Board without the recommendation of the Board, or

             -  The sale of Community Bank to another financial institution.

FIVE-YEAR PERFORMANCE GRAPH

The following line graph comparing the cumulative total stockholder return on our common stock, based on the market price change and assuming reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Stock Market (US Companies) and the index for Mid-Atlantic Bank Stocks (Delaware, Maryland, New Jersey, New York, Pennsylvania and Washington, D.C. Companies) during the five-year period ended December 31, 1999. The stockholder return shown on the graph and table below is not necessarily indicative of future performance. Our common stock began trading on The NASDAQ Stock Market under the symbol "CCBP" on June 17, 1996. Prior to that date, our common stock was quoted on the Over-the-Counter Electronic Bulletin Board Interdealer System.










                                                           1994     1995     1996     1997     1998     1999
                                                          -----    -----    -----    -----    -----    -----
---------  Comm Bancorp, Inc............................. 100.0    106.6    202.5    280.4    226.7    320.7
-- - - --  Total Returns Index for
           The NASDAQ Stock Market  (US Companies)....... 100.0    141.3    173.9    213.1    300.3    542.4
---------  Total Returns Index for
           Mid-Atlantic Bank Stocks...................... 100.0    160.0    229.7    326.4    361.9    459.8

NOTES:
A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indices are reweighed daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/94.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This section describes how much stock our directors, nominees for director and executive officers own. It also describes the persons or entities that own more than 5.0 percent of our voting stock.

STOCK OWNED BY DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

This table indicates the number of shares of our common stock owned by the directors, nominees for director and executive officers as of January 31, 2000. The aggregate number of shares owned by all directors, nominees for director and executive officers is 17.94 percent. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.


                                               AMOUNT AND NATURE OF
    NAME OF INDIVIDUAL OR IDENTITY OF GROUP   BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS
----------------------------------------------------------------------------------------
David L. Baker                                      13,658.717                 ----
----------------------------------------------------------------------------------------
Thomas M. Chesnick(2)                               26,377.544                 1.31%
----------------------------------------------------------------------------------------
William F. Farber, Sr.                             184,020.000                 9.12%
----------------------------------------------------------------------------------------
Judd B. Fitze                                       12,640.779                 ----
----------------------------------------------------------------------------------------
John P. Kameen                                      20,391.552                 1.01%
----------------------------------------------------------------------------------------
William A. Kerl(2)                                  12,500.368                 ----
----------------------------------------------------------------------------------------
Erwin T. Kost                                       10,080.114                 ----
----------------------------------------------------------------------------------------
William B. Lopatofsky                               26,730.000                 1.33%
----------------------------------------------------------------------------------------
Robert A. Mazzoni(2)                                   100.000                 ----
----------------------------------------------------------------------------------------
J. Robert McDonnell                                 33,581.183                 1.66%
----------------------------------------------------------------------------------------
Joseph P. Moore, III(2)                                100.000                 ----
----------------------------------------------------------------------------------------
Theodore W. Porosky                                  3,692.374                 ----
----------------------------------------------------------------------------------------
Scott A. Seasock(3)                                  4,185.480                 ----
----------------------------------------------------------------------------------------
Thomas E. Sheridan(3)                                6,323.850                 ----
----------------------------------------------------------------------------------------
Eric G. Stephens                                     7,409.653                 ----
----------------------------------------------------------------------------------------
All Directors, Nominees and Officers               361,791.614                 17.94%
as a group (9 Directors, 13 Nominees,
6 Officers, 15 persons in total)
----------------------------------------------------------------------------------------
(1)  Includes shares held (i) directly; (ii) jointly with spouse; (iii) by spouse;
     (iv) jointly with various relatives; (v) by the transfer agent in our dividend reinvestment account; and (vi) in various trusts.
(2)  A nominee for director, not a current director.
(3)  Executive Officer, not a director or nominee.

VOTING STOCK OWNED BY "BENEFICIAL OWNER"

The following are the persons or entities known by us to own beneficially more than 5.0 percent of our common stock as of January 31, 2000.


   NAME AND ADDRESS             NUMBER OF SHARES(1)          PERCENT OF CLASS
-----------------------------------------------------------------------------
Joseph P. Moore, Jr.(2)             195,935.000                   9.17%
400 Williamson Road
Gladwyne, PA 19035
-----------------------------------------------------------------------------
William F. Farber, Sr.              184,020.000                   9.12%
Crystal Lake Road
R.R.1, Box 1281
Carbondale, PA 18407
-----------------------------------------------------------------------------
(1)  Includes shares held (i) directly and (ii) in various trusts.
(2)  Mr. Moore retired from our Board of Directors effective January 1, 2000, due to the mandatory age requirement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We encourage our directors and executive officers to have banking and financial transactions with Community Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by Community Bank at December 31, 1999, to its directors and officers as a group, members of their immediate families and companies in which they have a 10.0 percent or more ownership interest was $4.1 million or 11.7 percent of our total consolidated capital accounts. The largest amount for all of these loans in 1999 was $4.2 million or 11.7 percent of our total consolidated capital accounts. During 1999, advances and repayments on these loans were $3.5 million and $3.1 million. These loans did not involve more than the normal risk of collectibility nor did they present any other unfavorable features.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The consolidated financial statements and notes to these statements as well as the applicable reports of the independent certified public accountants are filed at Exhibit 13 to this report and are incorporated in their entirety by reference under this Item 14(a)1.

    2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes to these statements.

    3. The exhibits required by Item 601 of Regulation S-K are included under Item 14(c) to this report.

(b) Reports on Form 8-K:

We filed no current reports on Form 8-K during the quarter ended December 31, 1999.

(c) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation SK                  Description of Exhibit
--------------------------                 ----------------------
           2                                        None.
           3                                        None.
           4                                        None.
           9                                        None.
          10                                        None.
          11                                        None.
          12                                        None.
          13                               Portions of the Annual Report
                                           to Stockholders for Fiscal
                                           Year Ended December 31, 1999.
          16                                        None.
          18                                        None.
          21                                List of Subsidiaries.
          22                                        None.
          23                                        None.
          24                                        None.
          27                                Financial Data Schedule.
          99                                        None.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.
(REGISTRANT)

BY:/s/ David L. Baker                                March 15, 2000
   --------------------------------                       ---
   David L. Baker, President and
   Chief Executive Officer/Director
   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                    Date

/s/ David L. Baker                                   March 15, 2000
-------------------------------------                     ---
David L. Baker, President and
Chief Executive Officer/Director
(Principal Executive Officer)

/s/ William F. Farber, Sr.                           March 15, 2000
-------------------------------------                     ---
William F. Farber, Sr.,
Chairman of the Board/Director

/s/ Judd B. Fitze                                    March 15, 2000
-------------------------------------                     ---
Judd B. Fitze, Director

/s/ Stephanie A. Ganz                                March 15, 2000
-------------------------------------                     ---
Stephanie A. Ganz, VP of Finance
(Principal Accounting Officer)

/s/ John P. Kameen                                   March 15, 2000
-------------------------------------                     ---
John P. Kameen, Secretary/Director

/s/ Erwin T. Kost                                    March 15, 2000
-------------------------------------                     ---
Erwin T. Kost, Director

/s/ William B. Lopatofsky                            March 15, 2000
-------------------------------------                     ---
William B. Lopatofsky, Director

/s/ J. Robert McDonnell                              March 15, 2000
-------------------------------------                     ---
J. Robert McDonnell,
Vice President/Director

/s/ Theodore W. Porosky                              March 15, 2000
-------------------------------------                     ---
Theodore W. Porosky, Director

/s/ Scott A. Seasock                                 March 15, 2000
-------------------------------------                     ---
Scott A. Seasock, Chief Financial
Officer (Principal Financial Officer)

/s/ Eric G. Stephens                                 March 15, 2000
-------------------------------------                     ---
Eric G. Stephens, Director





                              EXHIBIT INDEX

ITEM NUMBER         DESCRIPTION                                 PAGE
-----------         -----------                                 ----
    13              Portions of the Annual Report to
                    Stockholders for Fiscal Year Ended
                    December 31, 1999                             42

    21              List of Subsidiaries of the Company          202

    27              Financial Data Schedule                      203













Comm Bancorp, Inc.
CONTENTS
        -------------------------------------------------------------------
INTRODUCTION

 44  President's Message to Stockholders

 46  Consolidated Selected Financial Data


MANAGEMENT'S DISCUSSION AND ANALYSIS

 47  Forward-Looking Discussion

 48  Operating Environment

 57  Review of Financial Position

108  Review of Financial Performance


CONSOLIDATED FINANCIAL STATEMENTS

124  Independent Auditors' Report

125  Consolidated Statements of Income and
     Comprehensive Income

126  Consolidated Balance Sheets

127  Consolidated Statements of Changes in
     Stockholders' Equity

128  Consolidated Statements of Cash Flows


NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

129  Summary of significant accounting policies

144  Cash and due from banks

145  Investment securities

147 Loans, nonperforming assets and allowance for loan losses

150 Commitments, concentrations and contingent liabilities

152  Premises and equipment, net

153  Other assets

154  Deposits

155  Short-term borrowings

156  Long-term debt

157  Fair value of financial instruments

157  Litigation recovery

157  Employee benefit plans

158  Income taxes

160  Parent Company financial statements

161  Regulatory matters

166  Summary of quarterly financial information
     (unaudited)


MANAGEMENT'S DISCUSSION AND ANALYSIS
1998 VERSUS 1997

167  Operating Environment

171  Review of Financial Position

187  Review of Financial Performance


DIRECTORS AND OFFICERS

194  Boards of Directors and Corporate Officers

195  Advisory Boards

196  Officers

OTHER INFORMATION

197  Locations

198  Glossary of Terms

201  Stockholder Information





COMM BANCORP, INC.
PRESIDENT'S MESSAGE TO STOCKHOLDERS
                                   -------------------------------------------

1999 was the best of times. We boldly wrote the final chapter in a century that experienced the birth of our Company. We achieved growth and expansion milestones that surely had been evolving since 1934. We are recognized in our communities as a sustaining partner in the professional and personal lives of our families, friends and neighbors. And ultimately I am proud to report that 1999 was a very prosperous year for our Company.

Net income for 1999 totaled $4.6 million or $2.17 per share, a $0.13 per share increase over the $4.5 million or $2.04 per share in 1998. Total assets grew significantly, reporting an increase of $18.8 million over the previous year. Heightened commercial loan activity was the primary factor contributing to an unprecedented loan demand. Loans increased 11.6% while deposits increased 5.3% during 1999. Our stockholders also enjoyed the Company's success this year, posting a solid 41% return on their investment.

In April 1999, the Company implemented a stock repurchase program authorizing management to purchase up to 220,000 shares of the Company's common stock. We are pleased to report that this program has successfully strengthened earnings per share and improved the return on average equity. The completion of the announced buyback is expected shortly.

In addition to our earnings success, 1999 was certainly a year of growth for our Company. Amid high hopes and much excitement, we opened our corporate center and thirteenth community banking office in Clarks Summit and our fourteenth office in Dickson City. The corporate center has greatly improved efficiency by consolidating the Company's administrative and operational departments, and together with our two new offices, have been successful in expanding the Company's delivery system. Both have been well received by the people they serve and have the potential to rank among our largest and most profitable branches.

We are pleased with achieving excellent growth in our traditional product lines, along with the successful introduction of many new services to customers during the past year. Community Leasing Corporation was established during the second quarter 1999 to fill a void in our business community. This leasing subsidiary provides direct lease financing for various types of commercial equipment. Area businesses have been very receptive to this borrowing alternative, and consequently our stockholders are realizing additional income.

The success achieved in accomplishing the Company's endeavors during 1999 has given the Board and Management a sense of optimism as we look to 2000. We plan to continue the expansion of our delivery system and to offer our customers a new array of non-banking products including various life, disability, health and long-term care insurance, as well as variable annuity products through our trust and financial services department. We feel that by offering these types of products we can further solidify our customer relationships. Additionally, we will continue to grow the leasing portfolio and have received approval to expand across New York
State lines. And finally, we will always recognize our employees as a most valuable asset who continually make a difference, honor our commitment to excellence, and set us apart as a trusted and valued member of our communities.

In closing, I would like to share a reflective thought with you. Our achievements over the last six decades are truly something of which we can be proud, but they were not accidental. Since 1934, visionaries like you and I had dreams for our Company. While we kept our feet solidly planted in the present, our eyes were ever on the future. We set goals, made plans and followed through to successful completion. This, I believe, has been our formula for success a worthy formula with which we welcome a new millennium and its challenges. I eagerly anticipate entering the future together with you, and I welcome your questions, comments and ideas.

Sincerely,


/s/ David L. Baker
-------------------------------------
David L. Baker
President and Chief Executive Officer










Comm Bancorp, Inc.
CONSOLIDATED SELECTED FINANCIAL DATA
                                    ------------------------------------------------------------------------
(Dollars in thousands, except per share data)

YEAR ENDED DECEMBER 31                                       1999       1998       1997       1996      1995
------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF FINANCIAL PERFORMANCE:
Interest income......................................... $ 27,812   $ 27,224   $ 26,142   $ 25,059  $ 26,467
Interest expense........................................   14,022     13,960     14,068     13,550    14,994
                                                         --------   --------   --------   --------  --------
  Net interest income...................................   13,790     13,264     12,074     11,509    11,473
Provision for loan losses...............................      535        855        360        300       435
                                                         --------   --------   --------   --------  --------
  Net interest income after provision for loan losses...   13,255     12,409     11,714     11,209    11,038
Noninterest income......................................    2,112      2,673      1,776      1,387    (3,196)
Noninterest expense.....................................    9,429      9,364      7,956      7,383     8,194
                                                         --------   --------   --------   --------  --------
  Income before income taxes............................    5,938      5,718      5,534      5,213      (352)
Provision for income tax expense........................    1,338      1,218      1,134      1,013      (552)
                                                         --------   --------   --------   --------  --------
  Net income............................................ $  4,600   $  4,500   $  4,400   $  4,200  $    200
                                                         ========   ========   ========   ========  ========

CONDENSED STATEMENTS OF FINANCIAL POSITION:
Investment securities................................... $105,630   $109,626   $105,666   $101,994  $108,706
Net loans...............................................  273,051    244,090    246,429    231,859   209,932
Other assets............................................   28,431     34,535     29,716     20,959    32,310
                                                         --------   --------   --------   --------  --------
  Total assets.......................................... $407,112   $388,251   $381,811   $354,812  $350,948
                                                         ========   ========   ========   ========  ========

Deposits................................................ $362,483   $344,253   $332,381   $320,456  $317,099
Short-term borrowings...................................    5,500                 9,575
Long-term debt..........................................       39         41         44         46     3,048
Other liabilities.......................................    3,615      4,223      3,709      3,054     2,906
Stockholders' equity....................................   35,475     39,734     36,102     31,256    27,895
                                                         --------   --------   --------   --------  --------
  Total liabilities and stockholders' equity............ $407,112   $388,251   $381,811   $354,812  $350,948
                                                         ========   ========   ========   ========  ========

PER SHARE DATA:
Net income.............................................. $   2.17   $   2.04   $   2.00   $   1.91  $   0.09
Cash dividends declared.................................     0.57       0.37       0.30       0.28      0.21
Stockholders' equity.................................... $  17.43   $  18.00   $  16.39   $  14.21  $  12.68
Cash dividends declared as a percentage of net income...    26.00%     18.14%     14.98%     14.83%   231.00%
Average common shares outstanding....................... 2,125,164  2,205,545  2,200,960  2,200,080 2,200,080

SELECTED RATIOS (BASED ON AVERAGE BALANCES):
Net income as a percentage of total assets..............     1.16%      1.19%      1.22%      1.21%     0.06%
Net income as a percentage of stockholders' equity......    12.02      11.71      13.40      14.57      0.77
Stockholders' equity as a percentage of total assets....     9.66      10.18       9.14       8.30      7.25
Tier I capital as a percentage of adjusted total assets.     8.60       9.46       8.74       8.46      7.12
Net interest income as a percentage of earning assets...     4.01       4.06       3.87       3.79      3.48
Loans, net, as a percentage of deposits.................    73.20%     73.88%     75.02%     69.83%    62.81%

SELECTED RATIOS AND DATA (BASED ON PERIOD END BALANCES):
Tier I capital as a percentage of risk-adjusted assets..    14.60%     17.69%     15.95%     15.72%    14.58%
Total capital as a percentage of risk-adjusted assets...    15.86      18.94      17.20      16.98     15.84
Allowance for loan losses as a percentage of loans, net.     1.37%      1.63%      1.52%      1.67%     1.83%
Full-time equivalent employees..........................      167        161        161        149       147
Locations...............................................       14         12         12         10        10



Note: Per share information reflects the retroactive effects of a three-for-one stock split effective April of 1996. Average balances were calculated using average daily balances.  Average balances for loans include nonaccrual loans.  Tax-equivalent adjustments were calculated using the prevailing statutory rate of 34.0 percent.


Management's Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements beginning on page 124 and Management's Discussion and Analysis 1998 versus 1997 beginning on page 167.

FORWARD-LOOKING DISCUSSION:

Certain statements in this Form 10-K are forward-looking statements that involve numerous risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:

Local, domestic and international economic and political conditions and government monetary and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond our control and that of our subsidiary, Community Bank and Trust Company, referred to as Community Bank, may also adversely affect our future results of operations. Our management team, consisting of the Board of Directors and executive officers, expects that no particular factor will affect the results of operations. Downward trends in areas such as real estate, construction and consumer spending may adversely impact our ability to maintain or increase profitability. Therefore, we cannot assure the continuation of our current rates of income and growth.

Our earnings depend largely upon net interest income. The relationship between our cost of funds, deposits and borrowings, and the yield on our interest-earning assets, loans and investments, all influence net interest income levels. This relationship, defined as the net interest spread, fluctuates and is affected by regulatory, economic and competitive factors that influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. As part of our interest rate risk ("IRR") strategy, we monitor the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities to control our exposure to interest rate changes.

In originating loans, some credit losses are likely to occur. This risk of loss varies with, among other things:

      -  General economic conditions,
      -  Loan type,
      - Creditworthiness and debt servicing capacity of the borrower over the term of the loan, and
      -  The value and marketability of the collateral securing the loan.

We maintain an allowance for loan losses based on, among other things:

      -  Historical loan loss experience,
      -  Known inherent risks in the loan portfolio,
      -  Adverse situations that may affect a borrower's ability to repay,
      -  The estimated value of any underlying collateral, and
      -  An evaluation of current economic conditions.

We currently believe that the allowance for loan losses is adequate, but we cannot assure that nonperforming loans will not increase in the future.

To a certain extent, our success depends upon the general economic conditions in the geographic market that we serve. Although we expect economic conditions in our market area to remain favorable, assurance cannot be given that the conditions will continue. Adverse changes to economic conditions in our geographic market area would likely impair loan collections and may have a materially adverse effect on the consolidated results of operations and financial position.

The banking industry is highly competitive, with rapid changes in product delivery systems and consolidation of service providers. We compete with many larger institutions in terms of asset size. These competitors also have substantially greater technical, marketing and financial resources. The larger size of these companies affords them the opportunity to offer products and services not offered by us. We are constantly striving to meet the convenience and needs of our customers and to enlarge our customer base, however, we cannot assure that these efforts will be successful.

OPERATING ENVIRONMENT:

Favorable economic growth is pivotal for financial institutions as their primary function, lending, is dependent on the success of the economy. Also key to their success is controlling the growth of inflation, as the cost of funding loans is directly related to the change in prices. As was the case in the previous year, 1999 marked another year of torrid expansion, as well as, subdued inflation for the United States economy. Strong productivity growth was the key factor spurring both the continued expansion, set to become the longest peacetime expansion on record, and the low inflationary conditions. The economy has been growing nonstop since March 1991. In attempts to slow the economy and mitigate potential inflationary conditions, the Federal Open Market Committee ("FOMC") raised the federal funds rate by 25 basis point increments on three separate occasions, June 30, 1999, August 24, 1999, and November 16, 1999. The federal funds rate closed the year at 5.50 percent. The FOMC actions were based on historical evidence of the relationship between continued strong economic growth and the onset of inflation. However, the current expansion appears to be different from past expansions, as increased productivity brought on by enhanced technology has counteracted pricing pressure.

Despite the FOMC's efforts to bring economic growth into check, the gross domestic product ("GDP"), the total output of goods and services produced within the United States, grew at a robust rate of 4.1 percent in 1999. This was the third consecutive year GDP grew by more than 4.0 percent. GDP grew 4.3 percent in 1998 and 4.5 percent in 1997. Moreover, the domestic economy closed the decade and millennium higher than most analysts predicted by posting an annual growth rate of 6.9 percent for the final quarter of 1999. The continued growth, however, has not led to higher inflation. The consumer price index ("CPI") increased 2.7 percent, while the producer price index ("PPI") increased 3.0 percent in 1999.
For 1998, the CPI registered an increase of 1.6 percent while the PPI went unchanged. The 1999 increases, though slightly higher than last year, were primarily due to sharp increases in energy costs. The core indices, which do not include energy costs, posted very different results. The core CPI rose only 1.9 percent in 1999 as compared to 2.4 percent in 1998. The core PPI rose 0.9 percent and 2.5 percent in 1999 and 1998.

The interest rate increases did not dampen consumer and business confidence, which remained high in 1999. This was evidenced by increases in both the University of Michigan's Sentiment Index and the Conference Board Confidence Level. The University of Michigan's Sentiment Index rose from 104.6 in 1998 to 105.8 in 1999, while the Conference Board Confidence Level rose from 131.7 in 1998 to 135.3 in 1999. Improved productivity, low inflation, ideal employment conditions, higher personal income levels, and a wealth effect driven by stock market gains all contributed to the greater confidence. Both consumer and business spending flourished as a result of the improved confidence. Consumer spending rose 7.0 percent in 1999, up from 6.0 percent in 1998. In addition, corporate outlays for new technology, which account for 40.0 percent of all business investment, increased 22.0 percent in 1999.

Solid productivity growth is the passport to a low inflationary environment, as was experienced for the majority of the past decade. Productivity measures how efficiently the economy is turning workers' labor into goods and services. Workforce productivity, the amount of output produced per hour of work surged at a 2.9 percent annual rate. This marked the third time in the past four years that productivity has increased by close to 3.0 percent. Productivity increased 2.8 percent in 1998 and 2.7 percent in 1996. Furthermore, productivity rose by a larger than expected 5.0 percent annual rate in the fourth quarter of 1999.
This was the largest growth experienced since the fourth quarter of 1992. Companies, while keeping up with increased demand, can afford to pay employees more without being forced to raise prices or cut profit margins. This is significant given the extremely tight labor market and increased consumer and business demand.

Favorable employment conditions continued throughout 1999. Substantial job growth in service producing industries accounted for the majority of the approximate 2.7 million new jobs created in 1999. Despite the 1.3 percent increase in the civilian work force, the unemployment rate fell to a 30-year low of 4.1 percent at year-end 1999, from 4.3 percent at year-end 1998. The labor market, although tight, has yet to show a negative effect on employment costs. The annual increase in wages and salaries slowed to 3.5 percent in 1999, compared to 3.7 percent in 1998. In addition, average weekly earnings recorded an annualized increase of
3.2 percent to $463.68 at December 31, 1999, compared to an annualized increase of 4.1 percent in 1998. Furthermore, the average workweek fell to 34.5 hours in 1999, compared to 34.6 hours in 1998. Employees deemed the current and foreseeable future of labor conditions favorable as evidenced by the most recent survey of the Consumer Conference Board. According to the survey, the share of households stating that jobs are plentiful soared to a record high of 51.5 percent. This marked the first ever reading above 50.0 percent. Moreover, the percentage of respondents stating that jobs are hard to obtain remained virtually unchanged from last year at 11.8 percent.

The Board of Governors of the Federal Reserve System's ("Federal Reserve Board") worries of increased inflation due to unbridled growth and a tight labor market, along with the resultant three 25 basis point increases could not suppress the United States stock market prices during 1999. Technology stocks led the unprecedented gains in the U.S. Stock Market. Specifically, The NASDAQ Stock Market Composite increased an incredible 85.6 percent. In addition, the Standard and Poor's 500 and the Dow Jones Industrial Averages rose 19.5 percent and
25.2 percent. This marked the fifth consecutive year these key indices posted double-digit growth. The wealth effect caused by the booming stock market had a direct effect on consumer spending levels. Moreover, annual personal income grew 5.9 percent in 1999. This growth, coupled with stock market gains, left consumers confident, wealthy and eager to spend. Personal spending rose 7.0 percent in 1999 compared to 6.0 percent in 1998. Furthermore, Americans are relying on future stock market gains to help them meet long-term financial goals. As a result, the annual savings rate declined sharply to 2.4 percent in 1999 from 3.7 percent in 1998.

National economic expectations for 2000 remain optimistic. Economic growth is expected to continue, however, at a slightly slower pace. Real GDP is expected to grow at a tempered pace of 3.0 percent during 2000. There are five factors driving these positive expectations:

    -  Low inflation,
    -  Recurring federal budget surpluses,
    -  Rising stock prices,
    -  High consumer confidence, and
    -  Improving global economic conditions.

Forecasters anticipate lower inflation and stable unemployment during 2000. The CPI and the PPI are expected to rise just 2.5 percent and 2.0 percent. Unemployment is expected to remain steady at 4.2 percent. However, should energy prices escalate, job markets further tighten, productivity falter, or technology stocks tumble, the results could be very different. The Federal Reserve Board remains vigilant in its efforts to keep the United States economy in balance. The FOMC tightened rates 25 basis points a fourth time on February 2, 2000. One, possibly two more, 25 basis point increases are expected by mid-year.

Economic activity in our four-county market area has kept pace with that of the Nation and Commonwealth as indicated by unemployment reductions and wage gains. The unemployment rate for Lackawanna county declined beyond the levels of the United States and Pennsylvania to 3.6 percent in 1999. Wayne and Wyoming counties recorded significant unemployment rate reductions in 1999 of 1.0 percent and 1.5 percent from year-end 1998, while the unemployment rate for Susquehanna county remained in line with that of the Nation and Commonwealth. Service producing industries, especially retail trade and personal and business services, posted the largest job gains during 1999, and offset decreases in manufacturing and construction.

National, Pennsylvania and market area unemployment rates at December 31, 1999 and 1998, are summarized as follows:

December 31                                                    1999     1998
----------------------------------------------------------------------------
National....................................................... 4.1%     4.3%
Pennsylvania................................................... 4.1      4.4
Lackawanna County.............................................. 3.6      4.4
Susquehanna County............................................. 4.3      4.6
Wayne County................................................... 5.6      6.6
Wyoming County................................................. 4.5%     6.0%

Employees within our market area recorded wage gains similar to those of the Commonwealth. During 1999, the average hourly earnings of a local manufacturing employee rose 24 cents or 1.9 percent, only slightly lower compared to the 28 cents or 2.0 percent increase for all Pennsylvania workers. Both the market area and Commonwealth were behind the Nation. The average hourly earnings of a United States manufacturing worker increased 46 cents or 3.5 percent in 1999. Despite the gain, employees in the four-county market area still lag National and Pennsylvania employees with respect to their hourly rate. The average hourly rates paid to a manufacturing employee at December 31, 1999, throughout the Nation, Commonwealth and market area were $13.44, $14.48 and $13.14. Contrary to the Nation, the market area and Commonwealth experienced increases in their average workweeks. Average hours worked for the market area and Commonwealth increased 0.4 hours and 0.1 hours in 1999. As aforementioned, the average weekly hours worked for the Nation declined from 34.6 at year-end 1998 to 34.5 at year-end 1999. The civilian labor force, the total number of individuals employed and those actively seeking employment, increased for the Nation by 1.3 percent. Similarly, the pool of available workers increased for the Commonwealth by 0.6 percent. However, the market area showed a decline in its labor force of
0.8 percent. Although the tight labor market appears benign, the Federal Reserve Board is concerned that it could force employers to raise wages to attract workers. Should productivity falter and not be able to compensate for increased wages, companies could try to pass the higher employment costs onto consumers.

The outlook for our market area, Northeastern Pennsylvania, remains bright for 2000. The Lackawanna Valley Industrial Highway Project, one of the area's top projects aimed at improving the infrastructure, was completed in 1999. The opening of the highway is expected to significantly impact the region's growth. There is already evidence of expansion along the highway. A Scranton-based manufacturer is constructing a new 200,000 square foot, state-of-the-art plant in an industrial park located off one of the highway exits. The plant is expected to add 180 new jobs to the region. Elsewhere in the area, three national companies recently unveiled plans to establish or expand operations in Northeastern Pennsylvania. If the plans are implemented, the region would see an increase of 2,150 jobs. Completion of a civic arena and convention center in Luzerne county in 1999 has also given the area a sense of well-being. The completion of this project will greatly further entertainment, tourism and culture in our area.

The Nation's financial institutions continued to perform well during 1999. Improvements in noninterest income and noninterest expense, coupled with lower loan loss provisions, helped to mitigate the effects of compressed net interest margins. The FOMC easing of monetary policy and overall declines in interest rates during 1998 caused interest margins to trend lower. The three 25 basis point interest rate hikes beginning at the end of the second quarter of 1999 put further pressure on margins. The inherent timing lag between asset and liability repricing in a rising rate environment, coupled with an intensely competitive loan and deposit market, forced banks to raise rates paid to depositors before passing on the higher rates to borrowers. In addition, banks' core deposit growth slowed, making it difficult to supply increased loan demand with low-cost funds. In order to alleviate the effects of margin compression on earnings, banks placed more significance on fee revenue. Noninterest income continued to account for a greater percentage of total revenues as compared to the past. With respect to noninterest expense, the industry did not experience the significant one-time charges for merger and acquisition related restructuring charges and Y2K remediation expenses in 1999, as it did in 1998. Furthermore, banks lowered their provisions for loan losses in response to flat or lower relevant credit ratios. Provisions in 1998 were higher than those in 1999 because they included replenishments to the reserves for write-offs of loans to emerging countries and hedge funds. As aforementioned, the FOMC again raised rates by 25 basis points on February 2, 2000, and is anticipating one, possibly two more, rate increases. Until rates stabilize, net interest margins are expected to tighten further. Banks will have to continue to place greater emphasis on, or diversify into, fee-based businesses such as trust, asset management and brokerage services, to offset the anticipated pressure on net interest income growth.

Most segments of the banking industry faired well in 1999. Both large financial institutions, represented by the Nation's top 30 banks, and banks located in the Northeast Region of the United States experienced improved net income levels. Although both categories of banks felt the effects of net interest margin compression, growth in noninterest income, improved efficiency and lower provisions for loan losses, helped to mitigate the net interest margin declines. Net income for the top 30 banks increased $6.8 billion or 22.1 percent to $37.6 billion in 1999, from $30.8 billion in 1998. Net interest income on a tax-equivalent basis rose from $90.5 billion in 1998 to $93.4 billion in 1999. This increase was primarily a result of higher volumes of average earning assets, as the average tax-equivalent net interest margin for the group declined 8 basis points to 4.05 percent in 1999 from 4.13 percent in 1998. Noninterest income grew $9.0 billion or 14.4 percent as financial institutions are relying more heavily on income from fee-based divisions. The group lowered their provision for loan losses 13.8 percent in 1999. Provisions in 1998 included replenishment charges for write-offs of loans to emerging countries and hedge funds. Also causing reductions in the provision was an improvement in the ratio of net loans charged-off as a percentage of average loans declining from 0.50 percent in 1998 to 0.43 percent in 1999. The top 10 banks experienced an even more significant decline in the charge-off ratio from 0.77 percent in 1998 to 0.64 percent in 1999. Noninterest expenses rose only 3.0 percent to $91.6 billion in 1999 from $88.9 billion in 1998, as banks concentrated on improving efficiencies. As a result, the operating efficiency ratio improved from
57.9 percent in 1998 to 56.7 percent in 1999.

Banks in the Northeast Region of the United States exhibited similar performance to that of the top 30 banks. However, these banks did not experience additional net interest margin compression, as did their larger counterparts. Net income for these banks increased $144.3 million or 10.5 percent in 1999. Improvements in net interest income and noninterest income along with lower provisions for loan losses more than offset increases in operating expenses. For the year, tax-equivalent net interest income increased $450.9 million, or 10.9 percent over the comparable period last year. Net interest margins improved slightly to
4.29 percent in 1999, compared to 4.26 percent in 1998. The loan loss provision declined slightly from $250.7 million in 1998 to $235.3 million in 1999. Lower volumes of nonperforming assets and net loans charged-off were primarily responsible for the reduced provision. The ratio of nonperforming assets to loans improved from 0.68 percent in 1998 to 0.52 percent in 1999. Similarly, the net charge-off ratio for these banks improved from 0.36 percent in 1998 to 0.35 percent in 1999. Northeast banks also placed greater emphasis on their fee-based businesses. As a result, noninterest revenues increased $173.3 million or 13.5 percent. These banks experienced only a slight increase in noninterest expense of
2.9 percent in 1999.  Furthermore, their efficiency ratios improved to
49.8 percent in 1999 from 54.5 percent in 1998. There is a great deal of risk for future earnings growth of all financial institutions. Net interest margin compression is likely to continue with further rate increases. Financial institutions will have to continue to rely less on the traditional business mix and place greater emphasis on fee-based revenue. In addition, banks will again try to reduce operating expenses in order to preserve earnings growth.

Bank merger and acquisition activity was limited in 1999. The devaluation of bank stocks, earnings problems and century date change issues all played a role in the reduced number of deals in 1999. Specifically, the Standard and Poor's Regional Bank Stock Index was down
16.3 percent in 1999, compared to a 19.5 percent rise in the Standard and Poor's Industrial Stock Index. Rising interest rates and the prospects for future rate increases, net interest margin pressure, higher nonperforming assets and reduced earnings all factored into the poor showing of bank stocks in 1999. Furthermore, five of the Nation's top 10 banks posted lower than expected earnings in 1999. The number of bank deals throughout the Nation, the majority of which were completed during the first half of the year, totaled 327 in 1999, compared to 506 in 1998. The aggregate deal value decreased significantly to $75.7 billion in 1999, from $281.7 billion in 1998. The average price to book value for financial institution mergers in 1999 was 2.2 times, while the median price to earnings was 22.2 times. For the prior year, the comparable multiples of book and earnings were 2.5 times and 23.2 times. The largest deal during 1999 involved Fleet Financial Group, Inc. and BankBoston Corporation with a value of $16.3 billion and a price to book value and a price to earnings of 3.5 times and 21.0 times. Aggregate deal values in the Northeast Region decreased from $100.2 billion in 1998 to $31.4 billion in 1999. Included in the $31.4 billion is the $16.3 billion for the Fleet Financial-BankBoston merger. The average price to book for this region declined from 2.4 times in 1998 to 2.1 times in 1999. The median price to earnings multiple also declined from 28.3 times in 1998 to 24.6 times in 1999.

Merger activity in 2000 is expected to increase as a result of the elimination of pooling-of-interests accounting and the elimination of Glass-Steagall restrictions through the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. On September 7, 1999, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed Statement of Financial Accounting Standards ("SFAS"), "Business Combinations and Intangible Assets," which would eliminate the pooling-of-interests method of accounting for business combinations by amending Accounting Principals Board ("APB") Opinion No. 16. Under the pooling method, assets and liabilities previously recorded are carried forward to the surviving company. No other assets or liabilities are recognized in the combination, and any excess of the purchase price over the net assets of the acquired company is not recorded. Under the purchase method, the acquiring company is required to record the assets acquired and liabilities assumed at their fair value, which may result in recording goodwill, the excess of the price paid over the net assets received. APB Opinion No. 16 was intended to limit the number of business combinations accounted for under the pooling-of-interests method by specifying twelve criteria that must be met in order to qualify for this accounting treatment. However, the number of poolings have increased in recent years because companies have structured transactions to qualify for the pooling method. In light of the increase in merger and acquisition activity, the Securities and Exchange Commission ("SEC") is concerned about the deficiencies of the pooling method and the need for convergence of the accounting of business combinations with international standards, which are accounted for under the purchase method. These factors have led the SEC to encourage the FASB to reconsider APB Opinion No. 16 and make the purchase method the only acceptable accounting treatment for business combinations. The proposed Statement would be effective sometime in early 2001. This could lead to an increase in the number of deals announced for 2000, as companies may try to take advantage of the pooling method before it is eliminated.

On November 12, 1999, President Clinton signed into law historic legislation that affects every facet of the financial services industry. One of the main provisions of The Gramm-Leach-Bliley Financial Services Modernization Act of 1999, the ("Modernization Act") is the repeal of the Glass-Steagall Act. The Glass-Steagall Act, enacted in 1933, restricts the affiliation of banks, insurance companies and securities firms. The Modernization Act breaks down the Federal and State barriers prohibiting these affiliations, and establishes a statutory framework pursuant to which full affiliations can occur between the different types of entities. Under the statutory framework, financial services organizations will have the flexibility in structuring these new affiliations through a financial holding company structure or a financial subsidiary. Finally, the Modernization Act provides for the regulation of the various financial services to the appropriate Federal regulatory authorities. The need for new legislation arose out of the widespread view that events in the marketplace made the current structure of United States financial institutions obsolete. In recent years, technological advancements and market innovations have combined to replace traditional banking services with those offered by noninsured financial institutions. Federal bank regulators have gradually allowed banks to buy into certain areas of insurance and securities. However, under the Glass-Steagall Act, insurance companies and securities firms were not allowed the reciprocal. One major example was the 1998 merger of Citicorp and Travelers Group, Inc. into what we know today as Citigroup, Inc. The new legislation removes restrictions and puts all three financial service providers on the same playing field. The Modernization Act could propel a variety of mergers and acquisitions among the three groups and give consumers the opportunity to shop for almost any financial service from checking accounts to life insurance to on-line securities trading all in one place. The Modernization Act will, in general, take effect March 11, 2000.

REVIEW OF FINANCIAL POSITION:

We, through our subsidiary, Community Bank, operate fourteen full-service branch banking offices. These offices are all similar with respect to the following:

     -  Economic characteristics,
     -  Products and services,
     -  Operating processes,
     -  Delivery system,
     -  Customer bases, and
     -  Regulatory oversight.

Based on these similarities, we consider our branch banking offices to be a single operating segment. We did not have any other reportable operating segments during the three years ended December 31, 1999.

Total assets increased $18.8 million to $407.1 million at December 31, 1999, from $388.3 million at December 31, 1998. The single most important factor effecting asset growth in 1999 was the expansion of our delivery system through additional branch banking offices. Total assets averaged $396.2 million in 1999, an increase of $18.8 million or 5.0 percent as compared to the $377.4 million in 1998. Our growth rate was lower in comparison to the 9.4 percent growth experienced for the local peer group of 20 community banks located in Northeastern Pennsylvania. The composition of our earning assets remained relatively constant in 1999 as compared to 1998. Average investments and federal funds sold to average earning assets equaled 31.0 percent and 30.7 percent in 1999 and 1998. Average loans as a percentage of average earning assets was 69.0 percent in 1999 and 69.3 percent in 1998. In total, average earning assets as a percentage of average total assets equaled 94.4 percent in 1999 and 94.7 percent in 1998. The slight decline is attributable to lower volumes of federal funds sold, as these excess funds were used to fund increased loan demand, investment purchases and delivery system expansion projects. Our ratio was similar to that of our peer group. The ratio of average earning assets to total average assets for the peer group equaled 94.6 percent in 1999 and 94.5 percent in 1998.

Total investments decreased $4.0 million to $105.6 million at December 31, 1999, from $109.6 million at December 31, 1998. In 1999, investments averaged $13.1 million or 13.2 percent higher at $112.5 million, compared to $99.4 million averaged in 1998. The composition of our investment portfolio continued to shift in 1999, as cash flows from maturing U.S. Treasury securities were reinvested into short-term U.S. Government agency mortgage-backed securities to serve future liquidity requirements. The majority of investment purchases in 1999 occurred during the first six months. During the second half of 1999, cash flows from U.S. Government agency mortgage-backed securities were used to fund increased loan demand. The tax-equivalent yield on the investment portfolio declined 26 basis points to 6.51 percent in 1999 from 6.77 percent in 1998. Declining yields on both taxable and tax-exempt investments contributed to the overall reduction in yield.

Loans, net of unearned income, totaled $276.9 million at December 31, 1999, an increase of $28.8 million from $248.1 million at December 31, 1998. Average loans outstanding grew $10.3 million or 4.2 percent to $258.2 million in 1999 from $247.9 million in 1998. Increases in commercial loans and real estate loans, both commercial and residential, significantly influenced the overall expansion of our loan portfolio.
The relatively low interest rate environment and intense loan competition in our market area had a negative effect on our loan yields. The tax-equivalent yield on our loan portfolio decreased 22 basis points to 8.33 percent in 1999, from 8.55 percent in 1998.

We experienced a deterioration in our asset quality during 1999. Ninety percent of this downturn was caused by an increase in accruing loans past due 90 days or more. Nonperforming assets increased $2.6 million to $6.9 million at December 31, 1999, from $4.3 million at year-end 1998. The ratios of nonperforming loans and nonperforming assets as a percentage of loans, net of unearned income, equaled 2.38 percent and 2.51 percent at the end of 1999, compared to 1.63 percent and 1.72 percent at the end of 1998. As a percentage of loans, net of unearned income, the allowance for loan losses decreased to 1.37 percent at December 31, 1999, from 1.63 percent at December 31, 1998. A lower provision for loan losses, coupled with increased net charge-offs, contributed to the lower ratio. Although we experienced a decline, our ratio continued to be above that of our peer group. For the peer group, this ratio also declined to 1.17 percent in 1999 from 1.26 percent in 1998.

Total deposits increased $18.2 million to $362.5 million at December 31, 1999, from $344.3 million at December 31, 1998. Total deposits averaged $352.7 million in 1999, an increase of $17.1 million or 5.1 percent, compared to $335.6 million averaged in 1998. Similar to the previous year, we experienced significant growth in average noninterest-bearing deposits of 12.9 percent. Interest-bearing deposits averaged 4.3 percent higher than last year. Deposit growth is primarily related to the establishment of higher concentrations of commercial customer relationships as a result of the delivery system expansion. Our cost of funds declined 18 basis points to 4.42 percent in 1999, from 4.60 percent in 1998 as a result of improvements in the deposit mix to lower costing transaction accounts and a general decline in rates paid.

Our interest sensitivity position improved while our liquidity position weakened from year-end 1998 to year-end 1999. Interest sensitivity, as measured by the ratio of cumulative one-year, rate sensitive assets ("RSA") to rate sensitive liabilities ("RSL"), improved from 0.70 at December 31, 1998, to 0.75 at December 31, 1999. Both ratios were within the acceptable guidelines set forth in our Asset/Liability Management Policy. The net noncore funding dependence and net short-term noncore funding dependence ratios best illustrate our liquidity position. The net noncore funding dependence ratio equaled 0.5 percent at December 31, 1999, as compared to negative 4.0 percent at December 31, 1998. Our short-term noncore funding dependence ratio at December 31, 1999 and 1998, was negative 0.5 percent and negative 5.7 percent.

Stockholders' equity totaled $35.5 million at December 31, 1999, compared to $39.7 million one year ago. The primary factor contributing to the $4.2 million reduction in capital was $5.7 million in common stock repurchases. Also affecting stockholders' equity was net income of $4.6 million, net cash dividends of $1.0 million and a net unrealized loss on securities of $2.1 million. Pursuant to the buyback of common stock, our Leverage ratio, Tier I capital as a percentage of total average assets less intangibles, decreased to 8.6 percent at December 31, 1999, from 9.5 percent at December 31, 1998. We exceeded all relevant regulatory capital measurements and were considered well capitalized at December 31, 1999.

Our main goals in 1999 included improving and expanding our delivery system, providing new products and services and enhancing stockholder value. With regard to delivery system improvement and expansion, foremost in 1999, was the completion of the two construction projects which began in 1998. We opened our Corporate Center and thirteenth branch office during the first quarter of 1999. The 24,000 square foot facility located in Clarks Summit, Lackawanna County, Pennsylvania, accommodates a full-service banking facility and eight administrative divisions. The centralization of many of our divisions improved the efficiency and effectiveness of our overall operations. In addition, during the third quarter of 1999, we opened our fourteenth full-service banking office located in Dickson City, Lackawanna County, Pennsylvania.

During 1999, we also set out to improve our delivery system through technological advancements. In the third quarter, we converted our applications processing system to CoreDirector, a windows-based system. Converting to a windows-based system for our core banking functions offered:

     -  Conformity with industry trends and standards,
     - Compatibility with our general PC operating and other windows-based software, and
     -  Company-wide uniformity of software applications.

Pursuant to the goal of providing new products and services, during the second quarter of 1999, we established Community Leasing Corporation as a wholly-owned subsidiary of Community Bank. Community Leasing Corporation, by providing direct financing leases for various types of business equipment, offers another borrowing alternative for commercial customers.

In an effort to promote stockholder value, on April 21, 1999, our Board of Directors approved a stock repurchase program. The program authorized the purchase of up to 220,000 shares of our outstanding common stock. The repurchase of stock affords us the opportunity to enhance value to our stockholders through appreciation in earnings per share and return on equity.

We intend to further these goals in the current year. We plan to expand our service base by offering a new array of nonbanking products and by introducing new technological advancements. Through our Trust and Financial Services Division, we expect to introduce various insurance products such as life, disability, health and long-term care insurance. For the convenience of our customers, we plan to offer the benefits of new technology such as internet and telephone banking. Customers will have access to banking services, via the internet or telephone, without leaving their homes or places of business.

INVESTMENT PORTFOLIO:

The total return on our investment portfolio was 4.0 percent in 1999, compared to 7.2 percent in 1998. Total return is a comprehensive industrywide approach measuring investment portfolio performance by considering the sum of all interest income, reinvestment income on all proceeds from repayments, and capital gains and losses whether realized or unrealized. Despite the decline, our 1999 performance ranked in the upper 92nd percentile among all Federal Deposit Insurance Corporation ("FDIC")-insured financial institutions and outperformed the industry standard index. The Lehman Brothers' aggregate-bond index, a benchmark used by most investment managers, scored a negative 0.6 percent total return in 1999. Our total return also exceeded the local peer group's total return of 2.4 percent in 1999. The value of exceeding the peer group's total return by 160 basis points, based on the average volume of our investment portfolio in 1999, approximated $1.8 million. Moreover, our investment portfolio was ranked in the upper 94th percentile, based on a national investment performance ranking company, over three- and five-year time horizons.

Rising interest rates, concerns over inflation and worries about the year 2000 ("Y2K") computer disruption depressed bond prices, causing total returns on most bond categories to plummet. The global economic crisis of 1998 dissipated in 1999, causing fixed-income investors to no longer seek the safety of U.S. Treasury securities. With the removal of this threat, investors began to focus their concerns on the continued strength of the U.S. economy and the potential for inflation. Investors began selling their bond portfolios, causing prices to drop and yields to escalate. The FOMC's influences of tightening monetary policy through three interest rate hikes added emphasis to investor inflationary fears. During the final quarter of 1999, companies began selling their portfolios to increase liquidity in the wake of the century date change. This action further reduced bond values. Long-term investment yields, represented by the benchmark 30-year U.S. Treasury bond, increased 139 basis points to
6.48 percent at year-end 1999 from 5.09 percent at the end of 1998. The long part of the U.S. Treasury yield curve increased less than the short- and intermediate-term segments. Normally, yields on longer-term bonds experience a greater increase so as to compensate investors for the greater risk of lending their money for longer periods. In August 1999, the Treasury proposed a rule under which it could repurchase its own securities in the market. This caused stronger demand in the longer part of the curve increasing the price of the 30-year bond and restricting the rise in its yield. Short-term yields, indicated by the two-year U.S. Treasury note, increased 170 basis points from 4.54 percent at year-end 1998 to 6.24 percent at year-end 1999. As a result, the spread between short- and long-term Treasuries tightened during 1999 from a high of 64 basis points at the end of the first quarter to a low of 24 basis points at year-end.

Accordingly, all of our investment securities acquired during 1999 were confined to either short-term collateralized mortgage obligations ("CMOs") of U.S. Government-sponsored agencies or intermediate-term state and municipal obligations. We were successful in timing our acquisitions to the periods in 1999 when spreads were the widest for a particular sector. Our CMO purchases occurred during the early part of 1999 when short-term spreads between a two-year U.S. Treasury and a U.S. Government agency CMO with a weighted-average life of two-years, were between 70 and 80 basis points. In comparison, spreads tightened to between 50 and 60 basis points in the latter part of 1999. Our acquisitions of tax-exempt obligations of states and municipalities occurred during the early part of the fourth quarter. Spreads between 15-year, bank-qualified, tax-exempt municipal securities and a 15-year U.S. Treasury bond were in excess of 180 basis points when these securities were being acquired. Comparable spreads during the end of the first quarter and beginning of the second quarter were between 117 and 132 basis points.

Similar to the approach taken in assessing our performance with respect to return, we evaluate our risk in comparison to all other financial institutions. Risk is assessed by quantifying the average life of the investment portfolio as compared to U.S. Treasury securities. Average life is derived from the standard deviation or volatility of our total return to that of U.S. Treasury securities over a one-year time horizon. This risk measure deteriorated slightly from 0.67 years in 1998 to 1.19 years in 1999. Despite this slight change, our portfolio continued to rank in the upper one-third of all banks located in the United States for having low risk. Moreover, the risk associated with our portfolio was less than that of the local peer group having an average life of 1.63 years. Another assessment of risk is effective duration, which measures the investment portfolio's exposure to market value volatility as a result of interest rate fluctuations. At December 31, 1999, our investment portfolio, primarily consisting of government securities, obligations of states and municipalities and mortgage-backed securities had an effective duration of 2.9 years. The increase in the investment portfolio's effective duration from 1.4 years in 1998 slightly increased our portfolio's exposure to future market value depreciation from rising interest rates.

Understanding inherent risks and their potential effects are essential to managing an investment portfolio. Specifically, federal regulations mandate that investment portfolio managers and bank directors must be able to prove that they understand and can manage various risk elements in the bank's investment portfolio. Investment portfolio managers must demonstrate by performing pre- and post-purchase tests for the impact of interest rate changes on price volatility, cash flows and average life. Moreover, regulations require, at a minimum, that investment oversight has:

     - Developed adequate investment policies, procedures and risk limits,

     -  Implemented effective internal control programs,

     -  Identified, measured, monitored and controlled associated risks,

     - Assured effective oversight of the investment function from directors and management, and

     - Proved compliance with related laws, regulations, policies and accounting standards.

Our Investment Policy specifies approved investments and sets limits to risk exposure on both individual securities and the overall portfolio.
We evaluate and limit our risk exposure by using quantitative techniques, subjective analysis, regulatory guidance and the investment policy.

Specifically, banks must have procedures in place to manage various risk elements inherent in the investment portfolio, particularly:

     -  Market or IRR,
     -  Timing risk,
     -  Credit risk,
     -  Liquidity risk,
     -  Operational risk, and
     -  Legal risk.

Market or IRR relates to the inverse relationship between bond prices and market yields. This risk is defined as the risk that increases in general market rates will result in market value losses. Market risk represents the greatest risk to our bond portfolio. We quantify and limit such exposure through "stress test" modeling and by limiting the duration of individual securities and the portfolio as a whole. Stress test modeling measures the change in value of an investment given an immediate and parallel shift in the yield curve or "shock." Our policy requires us to analyze an investment's price sensitivity utilizing stress testing prior to purchase. Moreover, we perform quarterly post-acquisition assessments of the market value volatility for all investments. Stress tests conducted on our portfolio at December 31, 1999, indicated expected market value declines of 3.2 percent for an increase in general market rates of 100 basis points, 6.2 percent for an increase of 200 basis points and 8.0 percent for an increase of 300 basis points. The investment portfolio had a lower market risk exposure at year-end 1998, as indicated by anticipated reductions of 0.8 percent, 1.7 percent and 2.6 percent given the same rate shocks. Despite the slightly higher level of risk exposure, we deem the present level of market risk appropriate given our capital position and the overall composition of the balance sheet.

Although not to the extent of the losses experienced by the peer group, our investment portfolio lost value during 1999 as a result of inflationary threats and increased interest rates. Approximately two-thirds of our portfolio consists of CMOs with a weighted-average life of two years. The remaining portion of the portfolio is in 15-year tax-exempt municipal obligations. At December 31, 1999, the weighted-average life of the entire portfolio was 4.6 years compared to 3.7 years at the end of 1998. The short- and intermediate-term portions of the yield curve which these securities are most closely related to, and priced off of, increased 170 basis points and 162 basis points. As a result, our portfolio experienced a marked devaluation. Adjusting for the realization of net gains of $408 on the sale of certain municipal securities, the net unrealized holding adjustment would have decreased $2,891 or 2.6 percent in 1999. Comparatively, the peer group experienced a 4.9 percent decrease in 1999. At December 31, 1999, the fair value of our investment portfolio represented 99 cents per dollar of amortized cost compared to only 96 cents per dollar of amortized cost for the peer group. We reported a net unrealized holding loss of $783, net of income tax benefits of $403, at December 31, 1999, and a net unrealized holding gain of $1,394, net of income taxes of $719, at December 31, 1998.

In addition to affecting the market value of an investment portfolio, interest rate changes can have a significant impact on the amount and timing of cash flow receipts. Cash receipts from CMOs are an important source of funding for our loan demand. As interest rates increase, prepayments on underlying mortgages generally decline, which could cause a marked reduction in cash flows from these instruments. Despite the 170 basis point rise in short-term interest rates, we did not experience a significant change in the pattern or timing of our cash flows from CMOs. CMO principal payments did not fluctuate by more than $400 during any one month in 1999 and ranged from a low of 2.7 percent to a high of 3.8 percent as a percentage of principal outstanding. We attribute the stability of our cash flows to the fact that we purchase and hold only CMO classes designated as Accretion Directed or Planned Amortization Class ("PAC") II. These classes possess the highest quality with respect to their structure and composition, which effectively reduces their exposure to changes in mortgage payment rates. We monitor our cash flow timing risk by employing a model which utilizes median dealer prepayment assumptions to project future cash flow streams under multiple interest rate scenarios. Based on interest rate projections of plus or minus 100 basis points at December 31, 1999, we expect to receive a minimum of $18.5 million or a maximum of $20.0 million in principal repayments from our CMOs in 2000.

We mitigate credit risk, the probability that an issuer cannot meet principal and interest payments on a timely basis, through concentration limitations. U.S. Treasury securities and U.S. Government-sponsored agencies, including CMOs, accounted for 65.1 percent of aggregate investments at December 31, 1999. Except for U.S. Treasury securities and U.S. Government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0 percent of our stockholders' equity at December 31, 1999 and 1998. Although not backed by the full faith and credit of the U.S. Government, credit risk is limited on U.S. Government-sponsored agencies as it is general knowledge that the government would ultimately cover any default. Except for $313 of tax-exempt obligations of local municipalities, all of the investment securities in our portfolio are considered "investment grade," receiving a rating of "Baa" or higher from Moody's or "BBB" or higher from Standard and Poor's rating services at December 31, 1999. We maintain periodic financial statements on nonrated securities of local municipalities. It is our policy to assess the creditworthiness of the issuer or counterparty prior to purchasing an investment. We consider repayment sources, municipal bond insurance, credit quality and changes in credit ratings when dealing in the municipal bond sector. We also consider settlement and pre-settlement credit risk with respect to investment brokers. Brokers must be approved each year by the Board of Directors prior to conducting business with us. As part of its approval process, the Board of Directors requires financial statements, resumes, National Association of Securities Dealers inquiries and general information pertaining to the ability of a broker to honor commitments.

Liquidity risk refers to the ease in converting a security to cash at or near its true value. On a quarterly basis, we review the spread between the bid price and the ask price quoted by a dealer in order to ensure liquidity in the investment portfolio. We consider our liquidity risk exposure limited because of the high concentration of short-term, high-quality U.S. Government-sponsored agency CMOs, which normally offer the greatest liquidity relative to other similar investments. The average bid-ask spread on our CMO portfolio was 6/32's representing $126 or 0.2 percent of its value at December 31, 1999. During 1999 and 1998, we did not own any securities that were not actively traded in a liquid market. Additionally, we did not own any investments that had highly volatile market values relative to small changes in interest rates, which would have caused a material effect on operating results or liquidity.

Operational risk is the risk that deficiencies in information systems or internal controls will result in unexpected loss. Sources of operational risk include inadequate procedures, human error, system failure or fraud. We limit our operational risk by separation of duties and supervision of persons executing transactions from those responsible for operational functions. The exposure to operational risk is also controlled through procedures to ensure independent portfolio pricing and by providing strong technical oversight and proper documentation. Moreover, the investment function is reviewed at least annually for internal control deficiencies from an independent internal auditing firm as well as an external certified public accounting firm. Based on the latest reports of these firms at December 31, 1999, we are unaware of any operational or internal control deficiencies which would materially affect our operating results or financial position.

Legal risk is the risk that contracts are not legally enforceable or documented correctly. We limit this type of risk by evaluating investment agreements and ensuring the authority of the counterparty. In addition, prior to acquisition, we evaluate whether a given security will be considered unsuitable for regulatory purposes causing an adverse impact on the securities value.

We consider many other types of risk including reinvestment, yield curve, inflation, event, sector, and volatility. Most of these risks are substantially mitigated through the previously-discussed techniques or by limitations on the quality, quantity and maximum maturity of each type of security as specified in our Investment Policy.

The Investment Committee, as part of its oversight of the investment function, considers various strategies from time to time aimed at minimizing risk and maximizing return. During 1999, we considered leveraging techniques to increase earnings through the employment of excess capital. Leveraging is simply a technique whereby a bank borrows funds at a specified interest rate and makes a spread over this rate by purchasing higher yielding investment securities. After a comprehensive analysis, the Committee decided to forgo the use of these techniques as the increase to current earnings was far outweighed by the potential for future reductions in earnings. These reductions would result from an increased exposure to many of the previously mentioned risk factors inherent in the assets and liabilities used to implement these techniques. It was concluded that it was not possible to achieve what the Committee considered an adequate increase in current earnings without escalating the amount of leverage beyond a point where capital adequacy levels would be in jeopardy, or subjecting us to an inordinate amount of interest rate and other forms of risk. Accordingly, we were not involved in any form of leveraging at December 31, 1999 or 1998.

Investment securities took less prominence in our earning assets mix during 1999, declining from 28.2 percent of total assets at year-end 1998 to 25.9 percent at the end of 1999. This reduction was a direct reflection of our desire to satisfy increased loan demand as loans typically yield between 200 to 300 basis points more than investments with the same maturities. As previously mentioned, the mix of the investment portfolio is comprised of two-thirds in short-term CMOs to provide liquidity and the remainder in intermediate-term obligations of states and municipalities to lower our tax burden. Moreover, this combination of short- and intermediate-term investments assist us in maximizing our total return over various interest rate scenarios. Short-term CMOs will outperform in periods of rising rates while intermediate-term municipals will maximize total return in a falling rate environment.

We classified all securities as available-for-sale over the past five years. By classifying the portfolio in this manner, we have the flexibility to use these securities to implement asset/liability strategies in response to changes in interest rates, prepayment risk, liquidity requirements or other identified circumstances.

The carrying values of the major classifications of available-for-sale securities as they relate to the total investment portfolio are summarized as follows:


DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE

                                   1999               1998              1997              1996              1995
                              ---------------   ---------------   ---------------   ---------------   ---------------
DECEMBER 31                     AMOUNT    %       AMOUNT    %       AMOUNT    %       AMOUNT    %       AMOUNT    %
---------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities..... $  3,595   3.40%  $ 11,060  10.09%  $ 28,583  27.05%  $ 35,619  34.92%  $ 43,751  40.25%
U.S. Government agencies.....    1,635   1.55        637   0.58     10,388   9.83     18,606  18.24     26,213  24.11
State and municipals.........   34,781  32.93     40,007  36.49     39,887  37.75     38,295  37.55     30,512  28.07
Mortgage-backed securities...   63,523  60.14     55,834  50.93     23,746  22.47      7,058   6.92      6,154   5.66
Equity securities............    2,096   1.98      2,088   1.91      3,062   2.90      2,416   2.37      2,076   1.91
                              -------- ------   -------- ------   -------- ------   -------- ------   -------- ------
  Total ..................... $105,630 100.00%  $109,626 100.00%  $105,666 100.00%  $101,994 100.00%  $108,706 100.00%
                              ======== ======   ======== ======   ======== ======   ======== ======   ======== ======

Proceeds from the sale of available-for-sale securities amounted to $11.1 million in 1999 and $1.7 million in 1998. During the fourth quarter of 1999, we decided to extend the average maturity and enhance the call protection of our municipal portfolio as a result of the favorable market conditions. These conditions included wider spreads and higher yields on municipals not seen since 1997. Moreover, this action will provide stronger preparedness in the event rates decrease as municipal securities outperform in a declining rate environment. Accordingly, we began selling municipal obligations with shorter maturities and call features, replacing them with the same quality municipal securities having longer maturities and call dates. The weighted-average maturity of the municipal obligations sold was 9.2 years compared to 13.0 years for those purchased as replacements. The weighted-average call date increased from
3.8 years to 9.7 years as a result of the restructuring. All of the replacement securities were bank-qualified, "AAA" rated, insured general obligations which are backed by the full faith, credit and taxing power of the governmental unit issuing the obligation. Net gains generated as a result of the 1999 sales totaled $408. The 1998 investment sales consisted of certain equity securities of local financial institutions. The Investment Committee made the decision to sell these securities in the third and fourth quarters of 1998 as a result of general declines in the values of bank stocks and the high price multiples of these specific holdings as compared to peers. In 1998, we recognized net gains of $1.1 million.

Repayments from investment securities totaled $39.1 million in 1999 and $45.2 million in 1998. Based on the investment portfolio at December 31, 1999, we expect to receive $21.0 million of repayments in 2000, assuming no change in the current interest rate environment.

Investment purchases amounted to $49.7 million in 1999. Specifically, we purchased:

     -  $3.7 million in short-term U.S. Treasury securities,
     -  $1.0 million in U.S. Government agencies,
     -  $34.3 million in short-term CMOs, and
     - $10.7 million in intermediate-term state and municipal obligations.

During 1999, we purchased CMOs as an alternative to U.S. Treasuries, in order to suffice future funding requirements, because these securities offer superior returns for a similar amount of risk. The total return on our CMO portfolio was 4.3 percent in 1999. In comparison, the total return for a portfolio consisting of two-year U.S. Treasuries was 3.0 percent in 1999. Based on the average volume of CMOs held in our portfolio of $67.2 million during 1999, we increased our wealth $874 by investing in the portfolio of CMOs having a weighted-average life of two years instead of an alternative portfolio of two-year U.S. Treasuries. Municipals, the other major portion of our portfolio, recorded a total return of 3.0 percent in 1999. Although loan demand continues to be brisk, we plan to redirect any excess funds to investments in short-term U.S. Government CMOs in order to ensure funding for loan demand and to meet pledging requirements of local municipalities.

We experienced a decline in the tax-equivalent yield on the investment portfolio from 6.77 percent in 1998 to 6.51 percent in 1999. Proceeds from repayments and sales of available-for-sale securities approximated the amount of investment purchases, however, the weighted-average tax-equivalent yield on the acquired securities was 34 basis points lower at
6.26 percent than those retired at 6.60 percent. The yield on taxable investments declined 13 basis points to 5.83 percent in 1999, while the tax-equivalent yield on tax-exempt investments declined 11 basis points to 7.96 percent. The peer group experienced a similar yield decline from
6.43 percent in 1998 to 6.24 percent in 1999.

At December 31, 1999, investment securities with an amortized cost of $35,157 were pledged to secure deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. At December 31, 1998, the amortized cost of pledged securities equaled $28,895. The fair value of such securities equaled $34,406 at December 31, 1999, and $28,836 at December 31, 1998.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at December 31, 1999, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                AFTER ONE       AFTER FIVE
                                  WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                 ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                              ------------------------------------------------------------------------------
DECEMBER 31, 1999             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities.... $   599   4.05% $ 3,032   5.06%                                 $  3,631   4.89%
U.S. Government agencies....     650   5.74    1,011   6.20                                     1,661   6.02
State and municipals........   1,320   7.28    3,975   6.67   $8,195   7.91% $21,438   7.96%   34,928   7.78
Mortgage-backed securities..  19,226   5.97   44,555   5.95      967   6.02                    64,748   5.96
Equity securities...........                                                   1,848   6.32     1,848   6.32
                             -------         -------          ------         -------         --------
  Total..................... $21,795   5.99% $52,573   5.96%  $9,162   7.71% $23,286   7.83% $106,816   6.52%
                             =======         =======          ======         =======         ========

Fair value:
U.S. Treasury securities.... $   599         $ 2,996                                         $  3,595
U.S. Government agencies....     650             985                                            1,635
State and municipals........   1,320           3,957          $8,161         $21,343           34,781
Mortgage-backed securities..  19,012          43,585             926                           63,523
Equity securities...........                                                   2,096            2,096
                             -------         -------          ------         -------         --------
  Total..................... $21,581         $51,523          $9,087         $23,439         $105,630
                             =======         =======          ======         =======         ========


On July 7, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This Statement delayed the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for one year. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as:

     - A hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,

     - A hedge of the exposure to variable cash flows of a forecasted transaction, or

     -  A hedge of foreign currency exposures.

SFAS No. 133 was originally scheduled to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 amended SFAS No. 133 making the Statement effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The anticipated adoption of SFAS No. 133 on January 1, 2001, is not expected to have a material effect on operating results or financial position as we have no instruments that qualify as derivatives or hedges nor do we expect to be affected by the provisions for potential reclassification of investment securities.

We adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," on January 1, 1999. This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that after securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests as held-to-maturity, available-for-sale or trading, based on its ability and intent to sell or hold those investments, in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement also requires a mortgage banking enterprise to classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. The adoption of SFAS No. 134 did not have an effect on our operating results or financial position as we have no retained mortgage-backed securities or other interests from the securitization of mortgage loans held for sale.

LOAN PORTFOLIO:

Loans are the most significant assets of financial institutions and generate the largest portion of revenues. There are many factors that affect the overall lending environment. Specifically, the housing market and the economic conditions affecting it may significantly impact lending activities, since loans to finance one-to-four family residential properties account for a predominant share of lending activities in most financial institutions. Residential mortgage lending activities account for over half of our total lending activities.

The housing market, although slightly slowing toward year-end, reached record levels in 1999. Rising interest rates during the second half of the year caused the downturn. However, low unemployment, high consumer confidence and strong personal income growth more than offset these interest rate influences and caused record results in 1999. New home sales in 1999 rose to a record annual rate of 907 homes compared to 890 homes in 1998. Existing home sales reached 5.2 million sold in 1999, an increase of 4.0 percent over the 5.0 million sales recorded in 1998. In addition, low inflation also impacted the housing market as the median selling prices of new and existing homes rose only 4.4 percent and 3.5 percent from 1998. Although slower than last year, 1999 marked another good year for the construction sector. Nationally, homebuilders started
1.68 million single-family homes and apartment units in 1999, an increase of 3.7 percent over the 1.62 million started in 1998. Similarly, for the Northeast, housing starts in 1999 were up 3.0 percent over 1998 levels.

Overall, the housing market gains reflected favorably on real estate lending for banks in 1999. Mortgage loan rates trended higher as a result of the three rate hikes by the FOMC and the threat for additional increases in the near term. The higher trend, as evidenced by a 49 basis point increase in the average rate on 30-year mortgages to 7.43 percent in 1999 from 6.94 percent in 1998, had little affect on the demand for real estate loans during most of the year. The aggregate dollar amount of real estate loans outstanding for all commercial banks grew to $1.5 trillion at December 31, 1999, from $1.3 trillion at December 31, 1998.

The FOMC's actions also caused the prime rate to increase 75 basis points from 7.75 percent at year-end 1998, to 8.50 percent at year-end 1999. The strength of the economy extinguished any negative impact the increased rates may have had on business spending. Companies continued to spend on technological improvements, which account for 40.0 percent of all business spending. Such outlays increased 22.0 percent in 1999. As a result, total outstanding commercial and industrial loans to U.S. commercial banks at December 31, 1999, grew $55.7 billion or 5.8 percent to $1,008.2 billion, from $952.5 billion at December 31, 1998.

As a result of the strong commercial loan demand in 1999, regulators were alerted to an increased level of credit risk at the Nation's financial institutions. On September 28, 1999, the Federal Reserve Board issued Supervisory Release ("SR") 99-23, "Recent Trends in Bank Lending Standards for Commercial Loans," to announce, based on its ongoing supervisory monitoring of bank lending practices, that some banks have relaxed their credit discipline in certain key areas. The Federal Reserve Board noted that the volume of weak or potentially weak loans rose over the past several quarters. The increases were significant given the continuing favorable economic environment. The Federal Reserve Board noted that relaxed credit discipline is evident in three pivotal and related areas:

     - Undue reliance on optimistic outlooks for borrowers and continued favorable economic and financial market conditions,
     -  Insufficient consideration of stress testing, and
     -  Weakening of key internal controls in the lending process.

Unlike many institutions, we continue to apply loan policies and procedures on a consistent basis to foster sound lending practices. These policies and procedures include standards that assist lenders in making judgements regarding the character, capacity, capital structure and collateral of the borrower. More importantly, loan approval is primarily determined on a borrower's ability to repay the debt over a range of business conditions.

Results of the Federal Reserve Board's January of 2000 "Senior Loan Officer Opinion Survey on Bank Lending Practices," indicated that most banks heeded the warnings put forth in SR 99-23 as lenders reported they became more cautious in recent months without reducing credit availability to borrowers. The survey results point to a continued firming of business lending practices. The survey cited 11.0 percent of domestic banks were tightening standards on commercial and industrial loans to large- and middle-market firms and 10.0 percent were tightening standards for small firms, as compared to only 9.0 percent and 2.0 percent in the November of 1999 survey. In addition, 35.0 percent of domestic banks reported charging higher premiums and higher spreads of loan rates over their cost of funds on riskier loans to large- and middle-market firms, while 22.0 percent increased terms for small firms. Domestic banks cited the tightening was a result of reduced tolerance for risk and a more uncertain economic outlook. With respect to commercial real estate loans, 11.0 percent of domestic banks reported somewhat tighter standards. On the consumer side, banks reported a somewhat stronger willingness to make consumer loans and only a small fraction had indicated tightening credit standards. Regarding loan demand, 9.0 percent and 11.0 percent of domestic banks reported stronger demand for commercial and industrial loans and commercial real estate loans. However, 64.0 percent reported weaker demand for home mortgage loans compared to 41.0 percent in the November survey. Furthermore, only 10.0 percent of respondents reported decreased demand for consumer loans.

With regard to our commercial loan practices, we were ranked 13th out of 209 Pennsylvania banks in 1999 by the U.S. Small Business
Administration's Office of Advocacy for our "small business friendly" lending activities.
Four variables are used to rank small business lending activities:

     - The ratio of small business loans, loans less than $250, to total assets,
     -  The ratio of small business loans to total business loans,
     -  The dollar value of small business loans, and
     -  The number of small business loans.

Consumer lending did not experience the same success in 1999 as was evidenced for real estate and commercial lending. Personal income growth fueled by higher employment, rising wages and increased wealth from a thriving stock market allowed individuals to spend without having to rely on borrowing to support their purchases. Similar to last year, banks again did not reap any benefits from this increased spending.
Outstanding consumer loans declined $2.2 billion from $497.9 billion at December 31, 1998, to $495.7 billion at December 31, 1999.

A trend that is becoming more popular with financial institutions is subprime lending. Subprime lending involves lending to people with tarnished credit histories, low income relative to debt levels and lending money that far exceeds any underlying collateral. The majority of this type of lending involves mortgage and home equity loans. Popularity for these loans arose from fierce competition in the lending industry, as banks vie for new customers and additional sources of revenue. These types of loans appear attractive with higher fees and interest rates, resulting in higher profit margins. However, these high profit margins come with a price in the form of higher volatility and greater default rates.

In response to this trend, on March 1, 1999, regulatory agencies jointly issued the Interagency Guidance on Subprime Lending, that discusses the risks inherent in subprime lending and establishes the expectations for proper business planning, risk management and controls. Subprime lending, as defined by the agencies, involves extending credit to borrowers who exhibit characteristics indicating a significantly higher risk of default than traditional bank lending characteristics. As a result of the higher amount of credit risk, regulators require institutions to determine if the risks are acceptable and controllable given the institution's staff, financial condition, size and capital position. In addition, this guidance requires the establishment of subprime lending specific, board-approved policies and procedures, as well as internal controls that identify, measure, monitor, and control the additional risks associated with this lending. Institutions engaging in subprime lending are required to have systems in place commensurate with the risk level. If risks associated with this activity are not properly controlled, the agencies will consider subprime lending a high-risk activity that is unsafe and unsound resulting in an increased amount of regulatory intervention on the financial institution. Moreover, such a condition would require the institution to maintain higher minimum capital adequacy ratios and pay greater FDIC insurance premiums. The guidance concluded that the following items are essential components of a well-structured risk management program for subprime lenders:

     -  Planning and strategy,
     -  Staff expertise,
     -  Lending policy,
     -  Purchase evaluation,
     -  Loan administration procedures,
     -  Loan review and monitoring,
     -  Consumer protection,
     -  Securitization and sale, and
     -  Reevaluation.

We did not engage in subprime lending during the years ended December 31, 1999 and 1998. Moreover, we do not anticipate entering into these activities in the future.

The composition of our loan portfolio at year-end for the past five years is summarized as follows:


DISTRIBUTION OF LOAN PORTFOLIO

                                           1999             1998             1997             1996             1995
                                     ---------------  ---------------  ---------------  ---------------  ---------------
DECEMBER 31                            AMOUNT    %      AMOUNT    %      AMOUNT    %      AMOUNT    %      AMOUNT    %
------------------------------------------------------------------------------------------------------------------------
Commercial, financial and others.... $ 43,907  15.86% $ 31,044  12.51% $ 38,996  15.58% $ 36,416  15.44% $ 45,554  21.30%
Real estate:
  Construction......................    3,164   1.14     2,108   0.85     2,096   0.84     3,657   1.55       992   0.46
  Mortgage..........................  198,423  71.67   186,004  74.96   180,123  71.98   165,868  70.34   144,649  67.65
Consumer, net.......................   30,830  11.14    28,984  11.68    29,012  11.60    29,862  12.67    22,640  10.59
Lease financing, net................      526   0.19
                                     -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
  Loans, net of unearned income.....  276,850 100.00%  248,140 100.00%  250,227 100.00%  235,803 100.00%  213,835 100.00%
                                              ======           ======           ======           ======           ======
Less: allowance for loan losses.....    3,799            4,050            3,798            3,944            3,903
                                     --------         --------         --------         --------         --------
    Net loans....................... $273,051         $244,090         $246,429         $231,859         $209,932
                                     ========         ========         ========         ========         ========

Loans, net of unearned income, increased $28.8 million or 11.6 percent to $276.9 million at December 31, 1999, from $248.1 million at December 31, 1998. Although we experienced an increase in all major lending activities, the growth in our loan portfolio is primarily attributable to an increase in commercial lending. Commercial loan activity heightened due to our entrance into the Clarks Summit and Dickson City market areas. Commercial loans grew $12.9 million or 41.4 percent to $43.9 million at December 31, 1999, from $31.0 million at the end of last year. In addition, commercial mortgages grew $6.6 million or 15.5 percent from year-end 1998. With regard to retail lending, one-to-four family residential mortgage loans rose $5.8 million or 4.0 percent, and consumer loans rose $1.9 million or 6.4 percent in 1999. Total average loan volumes increased $10.3 million or 4.1 percent in 1999. The ratio of average loans, net of unearned income, to total average assets declined slightly to 65.2 percent in 1999 from 65.7 percent in 1998. Increases in average investments and other assets, partially offset by decreases in average federal funds sold contributed to the small decline. In comparison, during 1999, the peer group's average loans accounted for
61.4 percent of total average assets. We expect loan demand to remain strong in 2000. However, additional rate increases could cause further slowing in the real estate market. Moreover, increases in the prime rate could result in a decrease in commercial activity. Should these conditions occur, we may experience a decline in loan demand.

The composition of the loan portfolio changed during 1999 as commercial lending served a more prominent role in our overall lending activities. Heightened commercial loan activity, coupled with a slowing in demand for residential mortgages, contributed to the change. At December 31, 1999, commercial loans totaled $43.9 million and comprised 15.9 percent of total loans outstanding, compared to $31.0 million or 12.5 percent one year ago. Total real estate loans amounted to $201.6 million and comprised approximately 72.8 percent of the loan portfolio at December 31, 1999. In comparison, at December 31, 1998, these loans totaled $188.1 million or 75.8 percent of total loans outstanding. In addition,
26.1 percent of real estate loans outstanding at year-end 1999 were secured by commercial properties, compared to 23.3 percent at year-end 1998.

During the second quarter of 1999, we established Community Leasing Corporation as a subsidiary of Community Bank. Through this subsidiary, we began offering direct finance leases for various types of commercial equipment to area businesses. Direct finance leases provide business customers with an additional borrowing alternative that allows them the right to use the equipment without tying up working capital. We had $526 in direct finance leases, net of unearned income, outstanding at December 31, 1999.

The recent rate increases did little to impact loan yields in 1999, as financial institutions are still feeling the effects of the FOMC's easing of monetary policy and overall declines in interest rates during 1998. Moreover, competitive pricing pressure restricted financial institutions to the extent they were allowed to raise loan rates. As a result, the tax-equivalent yield on the loan portfolio declined 22 basis points from
8.55 percent in 1998 to 8.33 percent in 1999. We experienced progressive declines in loan yields throughout the year. The tax-equivalent yields in the first and second quarters of 1999 remained relatively unchanged at
8.39 percent and 8.38 percent. However, the tax-equivalent rate in the third quarter decreased to 8.34 percent and further decreased to 8.23 percent in the fourth quarter.

Fueled by consistently low mortgage rates in recent years, the volume of refinancing intensified as borrowers consolidated bills, credit card balances and regular consumer loans to reduce monthly debt payments and take advantage of the tax deductibility of interest payments. However, the recent interest rate increases caused a corresponding change on mortgage rates. Higher mortgage rates caused a reduction in refinancings in 1999, since the majority of homeowners have mortgages with rates lower than those currently offered. Our volume of refinanced residential mortgages declined $0.8 million in 1999 to $11.7 million from $12.5 million in 1998. Approximately two-thirds of the total refinancings occurred in the first six months of 1999, before interests rates began to rise.

In 1998, we implemented a secondary mortgage banking program and began originating mortgage loans for sale on the secondary market. This program allows us to competitively price conforming one-to-four family residential mortgage loans while, at the same time, reduce our exposure to IRR, increase liquidity and provide an additional source of noninterest income. We have elected to retain servicing of the loans sold under this program. During 1999 and 1998, we sold $3.4 million and $2.1 million of residential mortgage loans to one investor, the Federal National Mortgage Association ("FNMA"). Net gains on the sale of these loans included in noninterest income were $57 and $43 in 1999 and 1998. At December 31, 1999, we did not have any residential mortgage loans held for sale. There were $503 of residential mortgage loans held for sale at December 31, 1998. In addition, at December 31, 1999, we serviced loans for the FNMA in the amount of $5.5 million.

Mortgage servicing rights are included in other assets. Amortization of the rights is included in noninterest income as a charge against mortgage servicing fees. At December 31, 1999 and 1998, the cost of the mortgage servicing rights approximated their fair value.

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit and IRR in excess of the amount recognized in the financial statements. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our results of operations or financial position.

Our involvement in, and exposure to, credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of home equity and credit card lines and commercial letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit are agreements to lend to a customer as long as the conditions of the contract are not violated. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commercial letters of credit are conditional commitments issued by us to support customers in the purchase of commercial goods. The letters of credit are automatically renewable upon their anniversary date unless canceled at our option prior to that date.

We employ the same credit policies and requirements in making off-balance sheet credit commitments as we do for on-balance sheet instruments. Provision for loan losses, if any, is included in the allowance for loan losses. No provision was deemed necessary at December 31, 1999 and 1998. These commitments are generally issued for one year or less and often expire unused in whole or part by the customer. The amount of collateral obtained is based on the credit evaluation of the customer. The type of collateral varies but may include property, plant and equipment, residential properties, and to a lesser extent, income-producing properties. Our exposure related to off-balance sheet commitments was $26.4 million at December 31, 1999, and $18.1 million at December 31, 1998.

At December 31, 1999, we had no loan concentrations exceeding 10.0 percent of total loans, excluding locational concentrations, to individuals or multiple borrowers engaged in activities that would cause them to be similarly affected by changes in economic or other conditions. We limit our exposure to concentrations of credit risk by the nature of our lending limits, as approximately 53.9 percent of total loans outstanding are secured by residential properties. The average mortgage outstanding on a residential property was $42 at December 31, 1999. In addition, we maintain a policy restricting the loan-to-value ratio at
80.0 percent. Furthermore, the loan portfolio does not consist of any form of credit involving highly-leveraged transactions, defined as financing transactions that involve the buyout, acquisition or re-capitalization of an existing business and include credits extended to highly-leveraged individuals.

Based on our asset/liability simulation model, management feels confident that it can facilitate loan demand through payments and prepayments on investments and loans and increases in core deposits. Management expects to receive approximately $85.3 million from repayments on loans and investment securities during 2000. In the event an unforeseen increase in loan demand arises, we could facilitate the demand by aggressively competing for deposits or by utilizing various credit products available through the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh").

We continually examine the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 35.6 percent of the loan portfolio is expected to reprice within the next twelve months. This percentage increased in comparison to 31.1 percent repricing within the same time period at December 31, 1998. As a result of the increased demand for commercial loans, adjustable-rate loans increased $13.5 million to $62.1 million at December 31, 1999, from $48.6 million at December 31, 1998. Similarly, fixed-rate loans increased $15.3 million to $214.8 million at year-end 1999, from $199.5 million at the end of 1998. Fixed-rate loans and adjustable-rate loans accounted for 77.6 percent and 22.4 percent of the loan portfolio at December 31, 1999, compared to 80.4 percent and
19.6 percent at year-end 1998. We will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase our holdings of adjustable-rate loans in an attempt to reduce IRR in the loan portfolio.

The maturity distribution and repricing information of the loan portfolio by major classification at December 31, 1999, is summarized as follows:


MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                                       AFTER ONE
                                                           WITHIN      BUT WITHIN       AFTER
DECEMBER 31, 1999                                         ONE YEAR     FIVE YEARS     FIVE YEARS        TOTAL
-------------------------------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others.......................... $22,752        $14,148       $  7,007     $ 43,907
Real estate:
  Construction............................................   3,164                                      3,164
  Mortgage................................................  25,719         59,808        112,896      198,423
Consumer, net.............................................  11,983         15,324          3,523       30,830
Lease financing, net......................................     156            370                         526
                                                           -------        -------       --------     --------
    Total................................................. $63,774        $89,650       $123,426     $276,850
                                                           =======        =======       ========     ========

Repricing schedule:
Predetermined interest rates.............................. $36,593        $74,578       $103,607     $214,778
Floating-or adjustable-interest rates.....................  62,072                                     62,072
                                                           -------        -------       --------     --------
    Total................................................. $98,665        $74,578       $103,607     $276,850
                                                           =======        =======       ========     ========


ASSET QUALITY:

The favorable economic conditions, characterized by low unemployment, interest rates and inflation, have helped many households reduce debt burdens. As a result, personal bankruptcy filings have steadily declined. Based on the most recent data released by the Administrative Office of the U.S. Courts, the number of new personal bankruptcy cases filed within the past year decreased 5.3 percent to 1.3 million as compared to the same 12-month period of 1998. In addition, the number of business bankruptcies declined 18.0 percent to 39 cases over the same timeframe.

Generally, as a result of the strong economy and declines in bankruptcies, asset quality for banks remained steady. Nationally, the top 30 banks experienced a slight deterioration in their asset quality during 1999. This deterioration primarily resulted from an increase in nonperforming assets related to loans to companies in the healthcare industry, specifically those companies that are in the long-term care sector. The top 30 bank's average nonperforming asset ratio, nonperforming assets as a percentage of total loans, increased 8.5 percent from 0.47 percent at year-end 1998 to 0.51 percent at year-end 1999. However, charge-offs as a percentage of average loans for these banks averaged only 0.43 percent in 1999, compared to 0.50 percent in 1998.

Banks located within the Northeast Region experienced improvement in their asset quality in 1999. The average nonperforming asset ratio for these banks improved to 0.52 percent at December 31, 1999, compared to
0.68 percent at the end of 1998. The average charge-off ratio for Northeast banks declined slightly to 0.35 percent in 1999 from 0.36 percent in 1998.

We manage credit risk by diversifying the loan portfolio and applying policies and procedures designed to foster sound lending practices.
These policies include certain standards that assist lenders in making judgments regarding the character, capacity, capital structure and collateral of the borrower. In addition, the lender must determine the borrower's ability to repay the credit based on prevailing and expected business conditions. Although supervised by a central loan committee, each branch banking office is responsible for the credit administration of its respective loan portfolio. Specific responsibilities include analyzing credit applications and making lending approvals within specified limits, in order to minimize credit risk. The Board of Directors establishes the lending authority of all credit officers and reviews this authority at least annually. Credits beyond the scope of the branch lending officer are forwarded to a centralized lending committee. This committee, comprised of senior lending management and board members, attempts to assure the quality of the loan portfolio through careful analysis of credit applications, adherence to credit policies and examination of outstanding loans and delinquencies. These procedures assist in the early detection and timely follow-up of problem loans. Credits in excess of $500 are subject to approval by the Board of Directors.

Credit risk is also minimized by an annual internal loan review of our portfolio. In addition, we contract with an external loan review company to perform an annual independent review of the portfolio. The independent loan review aids management in identifying deteriorating financial conditions of borrowers, allowing them to assist customers in remedying these situations. The results of an independent loan review conducted by an external reviewer at June 30, 1999, indicated no material difference from the assets identified through our own loan review program.

In accordance with generally accepted accounting principals ("GAAP"), we consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. When the measure of an impaired loan is less than the recorded investment in the loan, the impairment is recognized by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses.

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include accruing loans past due 90 days or more and impaired loans. Impaired loans consist of nonaccrual and restructured loans. A loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been placed on nonaccrual status are credited to income when received unless the collectibility of principal is in doubt, causing all collections to be applied as principal reductions. A nonaccrual loan is returned to performing status when the loan is current as to principal and interest and has performed with the contractual terms for a minimum of six months. Restructured loans are loans with original terms, interest rates, or both, that have been modified as a result of a deterioration in the borrower's financial condition. Interest income on restructured loans is recognized when earned using the interest method. We had the same one restructured loan during 1999 and 1998.

Foreclosed assets are comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures. These properties are included in other assets. A loan is classified as in-substance foreclosure when we have taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Foreclosed assets are recorded at the lower of the related loan balance or 80.0 percent of its appraised fair value at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. Subsequent declines in the recorded value of the property prior to its disposal and costs to maintain the assets are included in other expenses. In addition, any gain or loss realized upon disposal is included in other income or expense. The historical average holding period for such properties is less than twelve months.

Information concerning nonperforming assets for the past five years is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.


DISTRIBUTION OF NONPERFORMING ASSETS

DECEMBER 31                                                         1999     1998     1997     1996     1995
------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial, financial and others................................. $  166   $   78   $  197   $  251   $  167
Real estate:
  Construction...................................................
  Mortgage.......................................................  2,272    2,223    2,063    1,018    1,164
Consumer, net....................................................     33        7       12
Lease financing, net.............................................
                                                                  ------   ------   ------   ------   ------
    Total nonaccrual loans.......................................  2,471    2,308    2,272    1,269    1,331
                                                                  ------   ------   ------   ------   ------
Restructured loans...............................................    149      174      189      225      262
                                                                  ------   ------   ------   ------   ------
    Total impaired loans.........................................  2,620    2,482    2,461    1,494    1,593
                                                                  ------   ------   ------   ------   ------

Accruing loans past due 90 days or more:
Commercial, financial and others.................................    726      131      321      359      181
Real estate:
  Construction...................................................
  Mortgage.......................................................  2,768    1,035    2,536    1,247    1,633
Consumer, net....................................................    471      387      312      291      336
Lease financing, net.............................................
                                                                  ------   ------   ------   ------   ------
    Total accruing loans past due 90 days or more................  3,965    1,553    3,169    1,897    2,150
                                                                  ------   ------   ------   ------   ------
    Total nonperforming loans....................................  6,585    4,035    5,630    3,391    3,743
                                                                  ------   ------   ------   ------   ------
Foreclosed assets................................................    359      240      405      420      441
                                                                  ------   ------   ------   ------   ------
    Total nonperforming assets................................... $6,944   $4,275   $6,035   $3,811   $4,184
                                                                  ======   ======   ======   ======   ======

Ratios:
Impaired loans as a percentage of loans, net.....................   0.95%    1.00%    0.98%    0.63%    0.74%
Nonperforming loans as a percentage of loans, net................   2.38     1.63     2.25     1.44     1.75
Nonperforming assets as a percentage of loans, net...............   2.51%    1.72%    2.41%    1.62%    1.96%


Nonperforming assets, comprised of nonperforming loans and foreclosed assets, totaled $6.9 million at December 31, 1999, compared to $4.3 million at December 31, 1998. Foreclosed assets increased $119 during 1999. Nine loans totaling $379 were transferred to foreclosed assets. Seven properties with an aggregate carrying value of $260 were sold for $280, resulting in a net realized gain of $20. The carrying values of all properties included in other real estate at December 31, 1999, did not exceed 80.0 percent of their collateral values.

Nonperforming loans, consisting of accruing loans past due 90 days or more and impaired loans, increased $2.6 million from $4.0 million at December 31, 1998, to $6.6 million at December 31, 1999. The increase in nonperforming loans primarily resulted from an increase in accruing loans past due 90 days or more. A $1.7 million increase in real estate loans past due 90 days or more accounted for this increase. Our historical recovery rate on real estate loans is extremely high. However, as a preventative measure, we continually monitor and improve our internal procedures regarding delinquent credits. These procedures focus on early detection and timely follow-up of past due loans in order to identify potential problem loans and attempt to correct them before they deteriorate. We experienced some deterioration in our asset quality ratios in 1999. This is evidenced by an increase in our ratio of nonperforming assets to loans, net of unearned income, to 2.51 percent at December 31, 1999, from 1.72 percent one year ago. This ratio for our peer group improved slightly to 0.94 percent at year-end 1999, from 0.99 percent at year-end 1998. In light of this recent deterioration in our asset quality, we hired additional staff in our special assets and collection departments to enhance recovery efforts and bring our nonperforming assets to a more acceptable level. Despite a slight increase in impaired loans, our ratio of impaired loans to loans, net of unearned income, improved to 0.95 percent at the end of 1999, compared to
1.00 percent one year earlier.

At December 31, 1999 and 1998, we had a recorded investment in impaired loans of $2,620 and $2,482. The recorded investment in impaired loans averaged $2,721 in 1999 and $1,867 in 1998. At December 31, 1999, the
amount of recorded investment in impaired loans for which there was a related allowance for loan losses and the amount of the allowance was $2,471 and $613. Comparatively, the amount of these loans and their related allowance was $2,308 and $642, at December 31, 1998. The amount of recorded investment for which there was no related allowance for loan losses was $149 and $174 at December 31, 1999 and 1998. During 1999, activity in the allowance for loan losses account related to impaired loans included a provision charged to operations of $472, losses charged to the allowance of $546 and recoveries of impaired loans previously charged-off of $45. The activity in 1998 in the allowance for loan losses account related to impaired loans included a provision charged to operations of $342, losses charged to the allowance of $286 and recoveries of impaired loans previously charged-off of $45. Interest income related to impaired loans would have been $253 in 1999 and $175 in 1998, had the loans been current and the terms of the loans not been modified. Interest recognized on impaired loans amounted to $38 in 1999 and $98 in 1998. Included in these amounts was interest recognized on a cash basis of $38 and $98. Cash received on impaired loans applied as a reduction of principal totaled $267 in 1999 and $650 in 1998. There were no commitments to extend additional funds to customers with impaired loans at December 31, 1999 and 1998.

Classified assets are those cited by bank examiners, or by the bank's internal rating system, as having an undesirable degree of risk.
Regulators separate classified assets into three major categories based on degree of risk:

     -  Substandard,
     -  Doubtful, and
     -  Loss.

Accordingly, as part of their routine annual examination process, regulators classified our assets at September 30, 1999. The result of the review indicated that the ratio of classified assets as a percentage of Tier I capital remained relatively unchanged from the 1998 examination.

One of the primary concerns of banking regulators in 1999 was the need for appropriate underwriting standards and internal controls related to the accounting for and financial reporting of the allowance for loan losses. Accordingly, on July 12, 1999, the SEC, Office of the Comptroller of the Currency, Federal Reserve Bank of Philadelphia ("FRB"), FDIC and the Office of Thrift Supervision jointly issued a letter to financial institutions on the allowance for loan losses. The letter provides enhanced guidance on appropriate methodologies, disclosures, and supporting documentation for loan loss allowances. The agencies agreed to assure compliance with authoritative accounting guidance on the allowance for loan losses contained in SFAS No. 5, "Accounting for Contingencies," and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", along with the April 12, 1999, FASB Viewpoints article which addresses the application of these Statements. Specifically, the agencies agreed on the following aspects of the loan loss allowance practices:

     - Arriving at an appropriate allowance involves a high degree of management judgement and results in a range of estimated losses,

     - Prudent, conservative, but not excessive, loan loss allowances that fall within an acceptable range of estimated losses are appropriate,

     - Determining the allowance for loan losses is inevitably imprecise, and an appropriate allowance falls within a range of estimated losses,

     - An unallocated loan loss allowance is appropriate when it reflects an estimate of probable losses, determined in accordance with GAAP, and is properly supported,

     - Allowance estimates should be based on a comprehensive, well-documented, and consistently-applied analysis of the loan portfolio, and

     - The allowance should consider all available information existing as of the financial statement date, including industry, geographical, economic and political factors.

Our allowance for loan losses account is established through charges to earnings as a provision for loan losses. Loans or portions of loans, determined to be uncollectible are charged against the allowance account with any subsequent recoveries being credited to the account.
Nonaccrual, restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted. Consumer loans are considered losses when they are 120 days past due, except those expected to be recovered through insurance or collateral disposition proceeds. Under GAAP, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. We maintain the allowance for loan losses at a level believed adequate to absorb estimated potential credit losses. We employ the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan Losses as the primary analytical tool in assessing the adequacy of the allowance account by assigning qualitative factors to each element of the allowance. The allowance for loan losses consists of two elements: allocated and unallocated.

We utilize the loss mitigation method for estimating the allocated portion of the allowance for loan losses. Loss mitigation involves determining the percentage of each classification of individual loans and loan pools that are expected to ultimately result in loss based on historical experience. This estimating method and assumptions used for the method have been followed in a consistent manner. Commercial loans and commercial real estate loans are classified and have historical percentages applied on an asset by asset basis. Residential mortgages and consumer loans have historical percentages applied on a pool by pool basis. The historical loss percentages are updated quarterly and are based on the actual amount of loans in each classification that resulted in loss over the past eight quarters. The historical loss experience is only a starting point for estimating the allowance for loan losses. We add to these historical loss percentages a qualitative percentage representing a number of other relevant factors that may cause estimated credit losses associated with our current portfolio to differ from historical loss. These risk factors include:

     -  Changes in lending policies and procedures,
     -  Economic conditions,
     -  Nature and volume of the portfolio,
     -  Loan review system,
     -  Volumes of past due and impaired loans,
     -  Concentrations,
     -  Borrowers' financial status,
     -  Collateral value,
     -  Experience, ability and depth of lending management, and
     -  Other factors deemed relevant.

The volume of the allowance for loan losses and the composition of its elements varied throughout 1999 based on changes in many of these risk factors. There are no known trends which would lead us to believe that the current level of the allowance for loan losses is not adequate to cover expected loan losses.

The unallocated portion is used to cover inherent losses that exist as of the evaluation date, but which have not been identified by the loss mitigation method due to limitations in the process. One such limitation is that it does not take into account deviations of current losses from historical experience. This may cause estimated credit losses associated with our current portfolio to differ from historical loss experience resulting in an allowance that is higher or lower than the appropriate level. We establish the unallocated element of the allowance based on judgments made by considering a number of the risk factors similar to the ones used for determining the allocated element.

We monitor the adequacy of the allocated portion of the allowance quarterly and adjust the allowance for any deficiencies through normal operations. This self-correcting mechanism reduces potential differences between estimates and actual observed losses. In addition, the unallocated portion of the allowance is examined to ensure that it remains relatively constant in relation to the total allowance unless there are changes in the related criteria that would indicate a need to either increase or decrease it. This was the case in 1999, as we reallocated a greater percentage of the overall allowance for loan losses from the unallocated element to the allocated element as a result of changes in asset quality. The determination of the allowance for loan loss level inherently involves a high degree of uncertainty due to the fact that knowledge of the portfolio may be incomplete. Accordingly, we cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required resulting in an adverse impact on operating results.

In addition to classifying our assets, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require us to recognize additions to the allowance based on information available to them at the time of their examination. We are unaware of any such requirements based on the results of our latest regulatory examination at September 30, 1999.

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

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                         1999             1998             1997             1996              1995
                                    --------------   --------------   --------------   --------------   --------------
                                          CATEGORY         CATEGORY         CATEGORY         CATEGORY         CATEGORY
                                              AS A             AS A             AS A             AS A             AS A
                                              % OF             % OF             % OF             % OF             % OF
DECEMBER 31                         AMOUNT   LOANS   AMOUNT   LOANS   AMOUNT   LOANS   AMOUNT   LOANS   AMOUNT   LOANS
----------------------------------------------------------------------------------------------------------------------
Commercial, financial and others... $1,292   15.86%  $1,465   12.51%  $1,322   15.58%  $1,396   15.44%  $1,358   21.30%
Real estate:
  Construction.....................           1.14             0.85             0.84             1.55             0.46
  Mortgage.........................  1,289   71.67    1,308   74.96    1,277   71.98    1,326   70.34    1,333   67.65
Consumer, net......................  1,213   11.14    1,277   11.68    1,199   11.60    1,222   12.67    1,212   10.59
Lease financing, net...............      5    0.19
                                    ------  ------   ------  ------   ------  ------   ------  ------   ------  ------
    Total.......................... $3,799  100.00%  $4,050  100.00%  $3,798  100.00%  $3,944  100.00%  $3,903  100.00%
                                    ======  ======   ======  ======   ======  ======   ======  ======   ======  ======



A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:


RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

DECEMBER 31                                                         1999     1998     1997     1996     1995
------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period................. $4,050   $3,798   $3,944   $3,903   $3,576
Loans charged-off:
Commercial, financial and others.................................    587      410      271      523      136
Real estate:
  Construction...................................................
  Mortgage.......................................................    108      119      211       88      171
Consumer, net....................................................    269      260      175      115       86
Lease financing, net.............................................
                                                                  ------   ------   ------   ------   ------
    Total........................................................    964      789      657      726      393
                                                                  ------   ------   ------   ------   ------

Loans recovered:
Commercial, financial and others.................................     57       67       15      284       80
Real estate:
  Construction...................................................
  Mortgage.......................................................     50       46       40      130      144
Consumer, net....................................................     71       73       96       53       61
Lease financing, net.............................................
                                                                  ------   ------   ------   ------   ------
    Total........................................................    178      186      151      467      285
                                                                  ------   ------   ------   ------   ------
Net loans charged-off............................................    786      603      506      259      108
                                                                  ------   ------   ------   ------   ------
Provision for loan losses........................................    535      855      360      300      435
                                                                  ------   ------   ------   ------   ------
Allowance for loan losses at end of period....................... $3,799   $4,050   $3,798   $3,944   $3,903
                                                                  ======   ======   ======   ======   ======

Ratios:
Net loans charged-off as a percentage of average loans
 outstanding.....................................................   0.30%    0.24%    0.21%    0.12%    0.05%
Allowance for loan losses as a percentage of period end loans....   1.37%    1.63%    1.52%    1.67%    1.83%


At December 31, 1999, the allowance for loan losses, against which loans are charged-off, equaled $3.8 million and represented 1.37 percent of loans, net of unearned income. The allowance was $4.1 million and represented 1.63 percent of loans, net of unearned income, at December 31, 1998. In comparison, the peer group reported a 1.17 percent ratio at December 31, 1999, a reduction from the 1.26 percent ratio reported last year. An increase in net loans charged-off in 1999 resulted in a decline in the allowance for loan losses. Based on historical net charge-offs over the past five years, the allowance for loan losses at December 31, 1999, would be adequate to cover 8.4 times the average charge-off level and 4.8 times the highest charge-off level.

As a percentage of nonperforming loans, the allowance account covered
57.7 percent at December 31, 1999. The coverage ratio was 100.4 percent at December 31, 1998. The allowance covered 54.7 percent and 94.7 percent of nonperforming assets at December 31, 1999 and 1998. We expect to continue to make provisions to the allowance in 2000 based on our adequacy evaluations. Should further deterioration of asset quality occur, we would make a corresponding increase to our monthly provision.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $786 or 0.30 percent of average loans outstanding in 1999 compared to $603 or 0.24 percent in 1998. The peer group's net charge-off levels were 0.18 percent and 0.24 percent in 1999 and 1998. Based on the additions to our collection staff and the overall positive outlook for our market area, we are cautiously optimistic that net charge-off levels will decline in 2000. However, we will closely monitor net charge-off levels should local economic conditions deteriorate.

DEPOSITS:

The stock market recorded another impressive showing in 1999, causing more difficulties for financial institutions to obtain needed funding to support asset growth. The Dow Jones Industrial Average increased 25.2 percent in 1999, surpassing the significant pace of 16.1 percent in 1998. As a result, savings deposits at commercial banks throughout the Nation increased during 1999 at a velocity only one-half the rate of the previous year. These growth rates were 8.5 percent in 1999 and 16.1 percent in 1998. The resource growth rate of nonbank competitors has surpassed the annualized rate for commercial banks. Based on the latest FRB data, commercial bank resources grew at an annualized rate of 2.8 percent over a ten-year period compared to credit unions of 7.2 percent, securities firms of 13.0 percent and mutual funds of 18.6 percent. Moreover, saving patterns declined in 1999 as individuals felt less of a need to save as their wealth increased from the improving values of their equity holdings. Savings as a percentage of personal disposable income declined from 3.7 percent in 1998 to 2.4 percent in 1999. In order to fill the void not met through deposit acquisitions, many financial institutions increased their level of borrowings. FHLB-Pgh member advances grew nearly five times the percentage growth rate of deposits at
39.0 percent in 1999. At December 31, 1999, aggregate borrowings as a percentage of total assets for FHLB-Pgh members were 16.1 percent. This ratio is expected to increase to 25.0 percent in the near term.

In 1999, total deposits for all commercial banks in the Commonwealth of Pennsylvania increased 4.5 percent. This increase was entirely due to higher-costing nontransaction accounts as lower-costing transaction deposits declined 4.5 percent in 1999. Borrowings at these financial institutions increased 17.0 percent during 1999. In comparison to all Pennsylvania banks, deposits grew at a faster pace for the local peer group at 6.4 percent during 1999. Similar to the results of the larger peer group, growth for the local banks primarily occurred in nontransaction accounts growing 7.6 percent as opposed to a mere 1.7 percent growth in transaction accounts. Our total deposits grew 5.3 percent from year-end 1998, and 5.1 percent comparing average balances in 1999 and 1998. Our growth was segmented differently from that of both peer groups as nontransaction accounts declined 2.7 percent while transaction accounts increased 17.1 percent comparing year-end 1998 to year-end 1999. Specifically, money market accounts grew 29.7 percent, NOW accounts grew 12.4 percent and savings accounts grew 17.3 percent. The majority of these increases were generated from the commercial sector as the retail side accounted for only 12.0 percent of the change. Our recent delivery system expansions, through building community banking offices in areas having a greater concentration of business activity, were responsible for the favorable change in commercial accounts. Prior to the establishment of these offices, our relationships with many Lackawanna county customers were limited to meeting their lending needs as it was not physically feasible for them to have a deposit relationship with us. Moreover, we were able to establish many new commercial customers as a result of our favorable fee structure and personalized service as compared to larger regional competitors. To a lesser extent, the new locations assisted us in attracting retail customers through new trust relationships. We plan to build on the success achieved in the commercial area and reflect this same success to the retail side through promotion of our favorable fee structure, flexible office hours, quality personalized service and active product and service marketing.

Deposit rates increased throughout 1999 as a change in the FOMC's monetary policy stance towards tightening increased general interest rates. In addition, the increased competitiveness of nonbank deposit gatherers put pressure on banks in retaining core deposits. Although not having a substantial effect on transaction accounts, the rising interest rate environment caused certificates of deposit rates in Northeastern Pennsylvania to increase 28 basis points on short-term maturities and 66 basis points on long-term maturities. The average rate on a six-month certificate increased from 4.33 percent at the end of 1998 to 4.61 percent at year-end 1999. Over the same period, the average yield on a five-year certificate increased from 4.89 percent to 5.55 percent. The Northeast continues to have the highest cost for short-term maturities relative to other parts of the Commonwealth and is second only to the Southeast with respect to long-term maturities. Our market area has a high population of older citizens who shop wisely for the highest certificate rates, which is primarily responsible for this phenomenon. Rather than compete aggressively for all types and maturities, we took an alternate approach to pricing deposits by competing for those maturities not aggressively sought by other financial institutions. For example, we designed a pricing strategy for transaction accounts of large deposit public entities. In addition, we competed for certificates of deposit with maturities of three years or more, as most of the aggressive competition from the local peers was in six-month to one-year maturities. This lengthening should assist us in slowing down the increase in our fund costs, as longer maturity certificates will not reprice as frequently if interest rates continue to rise. As a result, the average maturity of the certificate of deposit portfolio extended from under two years to nearly three years in 1999.

The average amount of, and the rate paid on, the major classifications of deposits for the past five years are summarized as follows:


DEPOSIT DISTRIBUTION

                                  1999              1998              1997              1996              1995
                              ---------------------------------------------------------------------------------------
                              AVERAGE AVERAGE   AVERAGE AVERAGE   AVERAGE AVERAGE   AVERAGE AVERAGE   AVERAGE AVERAGE
YEAR ENDED DECEMBER 31        BALANCE    RATE   BALANCE    RATE   BALANCE    RATE   BALANCE    RATE   BALANCE    RATE
---------------------------------------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....... $ 19,466    3.12% $ 17,643    3.13% $ 16,854    3.16% $ 18,144    2.92% $ 21,869    3.47%
NOW accounts................   24,671    2.45    21,366    2.19    18,464    2.18    16,661    2.02    15,550    1.96
Savings accounts............   67,920    2.38    64,113    2.58    65,081    2.92    67,144    3.00    71,911    3.25
Time deposits less than $100  181,164    5.42   175,954    5.61   165,487    5.70   157,271    5.67   155,183    5.75
Time deposits $100 or more..   22,710    5.69    23,936    5.89    29,092    6.17    27,755    5.93    29,336    6.04
                             --------          --------          --------          --------          --------
  Total interest-bearing....  315,931    4.41%  303,012    4.60%  294,978    4.77%  286,975    4.69%  293,849    4.80%
Noninterest-bearing.........   36,757            32,550            27,448            26,329            24,090
                             --------          --------          --------          --------          --------
  Total deposits............ $352,688          $335,562          $322,426          $313,304          $317,939
                             ========          ========          ========          ========          ========


Deposit volumes increased from $344.3 million at December 31, 1998, to $362.5 million at December 31, 1999. The $18.2 million improvement was attributable to increases of $7.5 million in money market accounts, $3.2 million in NOW accounts and $13.1 million in savings deposits partially offset by declines of $5.6 million in time deposits. As aforementioned, the increase in transaction accounts resulted from additional commercial relationships, whereas the decline in time deposits is a combination of not aggressively bidding for large denomination time deposits and increased competitive conditions for time deposits under $100. Total deposits averaged $335.6 million in 1998 compared to $352.7 million in 1999. Based on average volumes, all major classifications of deposits, with the exception of time deposits $100 or more, increased over the previous year as a result of the delivery system expansion. We were pleased that nearly one-half of the $5.2 million improvement in average time deposits resulted from IRAs, as increases to these accounts indicate strength in long-term relationships. Although not evidencing growth in comparing demand deposit volumes at year-ends 1999 and 1998, the average balance of demand deposits increased $4.2 million or 12.9 percent. We continually attempt to attract low-cost demand deposit accounts through competitively priced service charges and technological improvements related to account processing. Specifically, we plan to install a new teller software and hardware system during the second quarter of 2000. This system will improve customer service by increasing transaction speeds, mitigating errors and benefitting customers by making them aware of the availability of other products and services through cross-selling functions. The majority of our deposit growth occurred during the second and third quarters of 1999. Deposits grew at annualized rates of 14.9 percent in the second quarter and 8.9 percent in the third quarter. It appears strong loan demand will persist in the near term which may lead us to be more aggressive in deposit gathering through pricing and marketing efforts. However, deposits should increase as we solidify newly established commercial deposit relationships and promote the retail side by offering superior customer service akin to that offered in the rural communities we serve.

The cost of deposits for all Pennsylvania banks declined from 4.56 percent in 1998 to 4.11 percent in 1999. The local peer group experienced a similar decline from 4.36 percent to 4.12 percent over the same period. The FOMC's easing of monetary policy and overall declines in interest rates during 1998 more than offset the recent interest rate rises. As a result of increased volumes of lower-costing transaction accounts and the steep decline in interest rates last year, our cost of deposits decreased from 4.60 percent in 1998 to 4.41 percent in 1999. However, the FOMC's actions of raising short-term interest rates by 75 basis points beginning at the end of the second quarter partially counteracted these positive influences by raising our cost of deposits by year end. This cost declined from 4.49 percent in the first quarter to 4.40 percent and 4.35 percent in the second and third quarters of 1999. As it became certain in the marketplace that inflation was present, competitors began raising rates on deposit products. Accordingly, most of the gains of the previous quarters were eliminated as our cost of deposits rose to 4.42 percent in the final quarter of 1999. We expect an increase in our deposit cost in the near term as general market rates continue upward and competitive pressures intensify. We plan to offset some of the increase by attempting to attract a higher concentration of low-costing transaction accounts of larger balance commercial customers. In addition, some of the pricing pressure may be offset through offering customers alternative investment products through our Trust and Financial Services Division, such as mutual funds and fixed-rate annuities.

Volatile deposits, time deposits $100 or more, decreased from $27.1 million at December 31, 1998, to $23.3 million at December 31, 1999. The decline was caused by not being as aggressive in pricing these types of deposits. Large denomination certificates of deposit are typically short-term, higher-costing funds. We continued to be less reliant on this type of funding as compared to the peer group in 1999. Average volatile deposits, as a percentage of average total deposits, was 6.4 percent in 1999 as compared to 11.0 percent for the peer group. Our average cost of these funds declined 20 basis points from 5.9 percent in 1998 to 5.7 percent in 1999. The peer group's cost for volatile deposits declined 40 basis points during 1999.

Maturities of time deposits $100 or more for the past five years are summarized as follows:


MATURITY DISTRIBUTION OF TIME DEPOSITS $100 OR MORE

DECEMBER 31                                                  1999       1998       1997       1996       1995
-------------------------------------------------------------------------------------------------------------
Within three months...................................... $ 3,752    $ 7,956    $ 3,195    $ 8,598    $ 6,466
After three months but within six months.................   5,240      4,939      2,819      9,958      6,646
After six months but within twelve months................   5,411      8,802      6,334     11,262      8,590
After twelve months......................................   8,850      5,391      8,484      6,047      7,982
                                                          -------    -------    -------    -------    -------
  Total.................................................. $23,253    $27,088    $20,832    $35,865    $29,684
                                                          =======    =======    =======    =======    =======

As aforementioned, many financial institutions turned to borrowing as an alternative funding source because of reduced deposit growth rates in 1999. Although our average volume of borrowed funds rose from $228 in 1998 to $1,433 in 1999, this rise was primarily for meeting temporary funding requirements. Unless deposit channels compress significantly, we do not expect this more expensive wholesale means to become a permanent source of our funding. For example at December 31, 1999, the cost of a two-year fixed-rate advance was 6.91 percent compared to the cost of our two-year certificate of deposit at 5.87 percent. There are many other lower-costing forms of borrowing available, however, we chose not to consider these alternatives as they involve an inordinate amount of optionality risk which disallows repayments in periods of falling rates or convert to higher variable cost instruments in times of rising rates when liquidity is lower due to the abundance of attractive assets.

Short-term borrowings available to us consist of a line of credit and advances with the FHLB-Pgh secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investment and mortgage-backed securities and mortgage loans. The line is limited to our maximum borrowing capacity ("MBC") with the FHLB-Pgh, which is based on a percentage of qualifying collateral assets. At December 31, 1999, our MBC was $165.2 million. Interest accrues daily on the line based on the rate of FHLB-Pgh discount notes. This rate resets each day. The line is renewable annually on its anniversary date and carries no associated commitment fees. The FHLB-Pgh has the right to reduce or terminate the line at any time without prior notice and we may repay the line at any time without incurring prepayment penalties. Short-term advances are issued with maturities less than one year based on the FHLB-Pgh's current cost of funds rate. Advances are limited to our MBC and are not prepayable. There are no commitment fees associated with the advances, except for those of forward settlement that are based on FHLB-Pgh hedging costs.

We had short-term borrowings of $5,500 outstanding at December 31, 1999. There were no short-term borrowings outstanding at December 31, 1998, under the line of credit agreement. The average daily balance and weighted-average rate on aggregate short-term borrowings was $1,393 at
5.3 percent in 1999 and $185 at 6.0 percent in 1998. The maximum amount of all short-term borrowings outstanding at any month-end was $7,025 during 1999 and $695 during 1998. Short-term borrowings during 1999 and 1998 consisted entirely of the FHLB-Pgh line of credit.

Long-term debt at December 31, 1999 and 1998, entirely consisted of a 7.5 percent fixed-rate, amortizing advance from the FHLB-Pgh Community Investment Program. This advance matures on September 2, 2009. The scheduled principal payments on the note for the next five years total $3 for each of the four years 2000 through 2003 and $4 for 2004. The prepayment fee applicable to the advance is equal to the present value of the difference between cash flows generated at the advance rate from the date of the prepayment until the original maturity date, and the cash flows that would result from the interest rate posted by the FHLB-Pgh on the date of prepayment for an advance of comparable maturity. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB-Pgh stock. The average daily balance on long-term debt in 1999 was $40 with a weighted-average rate of 7.5 percent.
In 1998, the average daily balance on long-term debt was $43 with a weighted-average rate of 7.0 percent.

MARKET RISK SENSITIVITY:

Market risk is the risk to a company's financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. We have no exposure to foreign currency exchange risk or any specific exposure to commodity price risk. Our major area of market risk exposure is IRR. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with the interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to the interest rate. IRR is inherent in the role of banks as financial intermediaries, however a bank with a high IRR level may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

The responsibility for our market risk sensitivity management has been delegated to the Asset/Liability Committee ("ALCO"). Specifically, ALCO utilizes several computerized modeling techniques to monitor and attempt to control the influence that market changes have on RSA and RSL.

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

We utilize the tabular presentation alternative in complying with quantitative and qualitative disclosure rules. Information with respect to maturities and fair values of other financial instruments at December 31, 1999, is summarized as follows. For expected maturity distributions, other financial assets and liabilities are presented based on their carrying values, except for investment securities, which are based on amortized costs. Investment security distributions and their related weighted-average interest rates are based on contractual maturities, with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities are presented based upon estimated principal cash flows and related weighted-average interest rates, assuming no change in the current interest rate environment. The amount of, and weighted-average interest rate earned on, equity securities are included in the "Thereafter" maturity category. Loans and their related weighted-average interest rates are categorized based on payment due dates, assuming no change in current interest rates. For noninterest-bearing deposits, money market, NOW and savings accounts that have no contractual maturity, principal cash flows and related weighted-average interest rates are presented based on our historical experience, judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The table presents distributions and related weighted-average interest rates for time deposits, short-term borrowings and long-term debt based on contractual maturities assuming no change in current interest rates. The weighted-average yields of tax-exempt securities and loans have been computed on a tax-equivalent basis using the statutory tax rate of 34.0 percent. For additional information on the assumptions used to determine fair values, reference is made to Note 1, "Summary of significant accounting policies," in our Notes to Consolidated Financial Statements.


MARKET RISK DISCLOSURES

                                                              EXPECTED MATURITY DATE
                                   --------------------------------------------------------------------------
                                                                                    THERE-               FAIR
                                       2000     2001     2002     2003     2004     AFTER     TOTAL     VALUE
                                   --------------------------------------------------------------------------
Other financial assets:
Cash and due from banks........... $ 10,991                                                $ 10,991  $ 10,991
Average interest rate.............
Investment securities:
U.S. Treasuries and agencies:
  Fixed-rate......................      599  $ 3,032                    $ 1,011               4,642     4,580
  Average interest rate...........     4.05%    5.06%                      6.20%               5.18%
  Adjustable-rate.................      650                                                     650       650
  Average interest rate...........     5.74%                                                   5.74%
State and municipals..............    1,320    1,460  $ 1,680  $   645      190  $ 29,633    34,928    34,781
Average interest rate.............     7.28%    6.50%    6.61%    7.45%    5.91%     7.95%     7.78%
Mortgage-backed securities........   19,226   15,048   13,527    9,008    6,972       967    64,748    63,523
Average interest rate.............     5.97%    5.95%    5.95%    5.95%    5.95%     6.02%     5.96%
Equity securities.................                                                  1,848     1,848     2,096
Average interest rate.............                                                   6.32%     6.32%
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total...........................   21,795   19,540   15,207    9,653    8,173    32,448   106,816   105,630
  Average interest rate...........     5.99%    5.85%    6.02%    6.05%    5.98%     7.80%     6.52%
Net loans:
Fixed-rate........................   36,091   22,726   20,389   15,691   14,749   102,185   211,831   210,554
Average interest rate.............     8.35%    8.50%    8.36%    8.26%    8.18%     8.00%     8.18%
Adjustable-rate...................   26,808    3,911    5,954    2,354    2,646    19,547    61,220    61,220
Average interest rate.............     8.95%    8.47%    8.61%    8.63%    8.61%     8.68%     8.77%
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total...........................   62,899   26,637   26,343   18,045   17,395   121,732   273,051   271,774
  Average interest rate...........     8.61%    8.50%    8.42%    8.31%    8.25%     8.11%     8.31%
Accrued interest receivable.......    2,166                                                   2,166     2,166
Average interest rate.............
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total........................... $ 97,851  $46,177  $41,550  $27,698  $25,568  $154,180  $393,024  $390,561
                                   ========  =======  =======  =======  =======  ========  ========  ========

Other financial liabilities:
Noninterest-bearing deposits...... $  7,573  $ 6,852  $ 6,130  $ 5,409  $ 4,688  $  5,409  $ 36,061  $ 36,061
Average interest rate.............
Interest-bearing liabilities:
Money market, NOW and savings.....   26,644   24,114   21,576   19,037   16,499    19,038   126,908   126,908
Average interest rate.............     2.78%    2.78%    2.78%    2.78%    2.78%     2.78%     2.78%
Time deposits.....................  103,745   32,047   40,905   15,475    7,195       147   199,514   201,561
Average interest rate.............     5.37%    5.46%    5.86%    5.86%    5.57%     5.86%     5.53%
Short-term borrowings.............    5,500                                                   5,500     5,500
Average interest rate.............     5.25%                                                   5.25%
Long-term debt....................        3        3        3        3        4        23        39        39
Average interest rate.............     7.49%    7.49%    7.49%    7.49%    7.49%     7.49%     7.49%
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total...........................  135,892   56,164   62,484   34,515   23,698    19,208   331,961   334,008
  Average interest rate...........     4.86%    4.30%    4.80%    4.16%    3.63%     2.81%     4.47%
Accrued interest payable..........    1,976                                                   1,976     1,976
Average interest rate.............
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total........................... $145,441  $63,016  $68,614  $39,924  $28,386  $ 24,617  $369,998  $372,045
                                   ========  =======  =======  =======  =======  ========  ========  ========


At December 31, 1999, investments of $21.8 million with a weighted-average, tax-equivalent yield of 6.00 percent were scheduled to mature within one year. In addition, net loans of $62.9 million with a weighted-average, tax-equivalent yield of 8.61 percent were scheduled to mature within the same timeframe. Overall, interest-earning assets scheduled to mature within one year totaled $84.7 million with a weighted-average, tax-equivalent yield of 7.94 percent. With respect to interest-bearing liabilities, based on historical withdrawal patterns, interest-bearing transaction accounts, defined as money market, NOW and savings accounts, of $26.6 million with a weighted-average cost of 2.78 percent were scheduled to mature within one year. In addition, time deposits totaling $103.7 million with a weighted-average cost of 5.37 percent were scheduled to mature in the same timeframe. Finally, there were $5.5 million in short-term borrowings with a weighted-average cost of 5.25 percent scheduled to mature within one year. Total interest-bearing liabilities scheduled to mature within one year equaled $135.9 million with a weighted-average rate of 4.86 percent.

Limitations of the market risk disclosure model include, among others:

     -  Magnitude,
     -  Timing, and
     - Frequency of interest rate changes of other financial assets and liabilities.

Historical withdrawal patterns with respect to interest-bearing and noninterest-bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease. Loan information is presented based on payment due dates, which may materially differ from actual results due to prepayments caused by changes in:

     -  Interest rates,
     -  Sociological conditions,
     -  Demographics, and
     -  Economic climate.

Maturity distributions and fair values are primarily based on contractual maturities or payment due dates and do not consider repricing frequencies for adjustable-rate assets and liabilities. The table does not include maturity distribution and fair value information on certain assets and liabilities, which are not considered financial, and does not anticipate future business activity. Actual results will, more likely than not, differ from results presented in the table.
Additionally, we supplement the market risk disclosure model through simulation analysis utilizing interest rate "shocks." The model analyzes the effects instantaneous parallel shifts of plus or minus 100 basis points will have on the economic values of other financial instruments. The results of the model at December 31, 1999, are summarized as follows:


CHANGES IN FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

                                                                    FAIR VALUE
                                                         ------------------------------
DECEMBER 31, 1999                                        +100 BPS      LEVEL   -100 BPS
---------------------------------------------------------------------------------------
OTHER FINANCIAL ASSETS:
Cash and due from banks................................. $ 10,991   $ 10,991   $ 10,991
Investment securities...................................  102,279    105,630    108,275
Net loans...............................................  261,299    271,774    288,534
Accrued interest receivable.............................    2,166      2,166      2,166
                                                         --------   --------   --------
  Total................................................. $376,735   $390,561   $409,966
                                                         ========   ========   ========

OTHER FINANCIAL LIABILITIES:
Noninterest-bearing deposits............................ $ 36,061   $ 36,061   $ 36,061
Money market, NOW and savings accounts..................  126,908    126,908    126,908
Time deposits...........................................  198,971    201,561    204,224
Short-term borrowings...................................    5,500      5,500      5,500
Long-term debt..........................................       39         39         39
Accrued interest payable................................    1,976      1,976      1,976
                                                         --------   --------   --------
  Total................................................. $369,455   $372,045   $374,708
                                                         ========   ========   ========

Models that consider repricing frequencies of RSA and RSL in addition to maturity distributions are also used to monitor IRR. One such technique utilizes a static gap report, which attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap, indicated by a RSA/RSL ratio greater than 1.0, implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap, a RSA/RSL ratio less than 1.0, tends to indicate that earnings will be affected inversely to interest rate changes.

Our interest rate sensitivity gap position, illustrating RSA and RSL at their related carrying values, is summarized as follows. The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Adjustable-rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows, assuming there is no change in the current interest rate environment.


INTEREST RATE SENSITIVITY

                                                    DUE AFTER        DUE AFTER
                                                 THREE MONTHS         ONE YEAR
                                  DUE WITHIN       BUT WITHIN       BUT WITHIN        DUE AFTER
DECEMBER 31, 1999                THREE MONTHS   TWELVE MONTHS       FIVE YEARS       FIVE YEARS         TOTAL
-------------------------------------------------------------------------------------------------------------
Rate-sensitive assets:
Investment securities................ $ 7,008        $ 14,573         $ 51,523         $ 32,526      $105,630
Loans, net of unearned income........  75,194          23,471           74,578          103,607       276,850
                                      -------        --------         --------         --------      --------
  Total.............................. $82,202        $ 38,044         $126,101         $136,133      $382,480
                                      =======        ========         ========         ========      ========

Rate-sensitive liabilities:
Money market accounts................                $ 25,401                                        $ 25,401
NOW accounts.........................                  25,408                                          25,408
Savings accounts.....................                                 $ 76,099                         76,099
Time deposits less than $100......... $28,404          60,938           86,772         $    147       176,261
Time deposits $100 or more...........   3,752          10,651            8,850                         23,253
Short-term borrowings................   5,500                                                           5,500
Long-term debt.......................       1               2               13               23            39
                                      -------        --------         --------         --------      --------
  Total.............................. $37,657        $122,400         $171,734         $    170      $331,961
                                      =======        ========         ========         ========      ========
Rate-sensitivity gap:
  Period............................. $44,545        $(84,356)        $(45,633)        $135,963
  Cumulative......................... $44,545        $(39,811)        $(85,444)        $ 50,519      $ 50,519

RSA/RSL ratio:
  Period.............................    2.18            0.31             0.73           800.78
  Cumulative.........................    2.18            0.75             0.74             1.15          1.15


At December 31, 1999, our cumulative one-year, RSA/RSL ratio was 0.75, a slight improvement from 0.70 at year-end 1998. This ratio falls within our asset/liability guidelines of 0.70 and 1.30. A reduction in the amount of time deposits repricing within one year was primarily responsible for the improvement. The goal of our deposit pricing strategy in 1999 was to effectively shift the average lives of repricing time deposits into longer-term maturities. At December 31, 1999, time deposits maturing or repricing within one year totaled $103.7 million, a decline of $24.9 million from one year earlier.

In an attempt to decrease our exposure to rising interest rates, we began offering special rates on long-term certificates during 1995 and 1996. Many of these certificates renewed during 1999. Due to the relatively low competition for these longer-term maturities, we were able to retain renewing certificates and attract new funds to these terms, which extended the average lives of time deposits and at the same time lowered our overall cost of funds for these products. As a result of heightened commercial loan demand, loans, net of unearned income, repricing within one year increased by $21.5 million from the same period last year. Partially offsetting the positive effects of the improved loan repricing frequency were declines in investment securities repricing within one year and federal funds sold. A lower amount of U.S. Treasuries and U.S. Government agencies was primarily responsible for the decline in investment securities. In addition, we had $7.7 million in federal funds sold outstanding at December 31, 1998. At December 31, 1999, we had outstanding short-term borrowings of $5.5 million. According to the results of the static gap report, we were liability rate-sensitive for the cumulative one-year period. This indicates that should general market rates increase, the likelihood exists that net interest income would be adversely affected. Conversely, a decline in general market rates would likely have a favorable effect on net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

Similar to the results of the cumulative one-year ratio, our three-month RSA/RSL ratio increased from 2.02 at December 31, 1998, to 2.18 at December 31, 1999. A rise in the volume of RSA repricing within three months was primarily responsible for the increase. In total, the volume of RSA repricing within three months increased $8.1 million. Loans, net of unearned income, increased $19.5 million, while loans held for sale, investments and federal funds sold declined $0.5 million, $3.2 million and $7.7 million. The explanations for the changes in RSA repricing within three months are similar to those discussed for the changes in RSA repricing within one year. RSL repricing within three months remained relatively stable. At December 31, 1999, RSL repricing within three months totaled $37.7 million compared to $36.7 million at year-end 1998. An increase in short-term borrowings of $5.5 million was almost entirely offset by a decrease in time deposits $100 or more of $4.2 million.

Static gap analysis, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings.
First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position, variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of our Asset/Liability Management Policy assigns money market and NOW accounts to the due after three but within twelve months repricing interval. In reality, these items may reprice less frequently and in different magnitudes than changes in general interest rate levels.

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at December 31, 1999, substantiate the results indicated by the one-year static gap position. Specifically, instantaneous and parallel shifts in general market rates of plus 100 basis points will cause net interest income to decrease by $280 or 1.9 percent over the subsequent twelve months. Conversely, a shift of the same magnitude in the opposite direction will cause a $277 or 1.8 percent increase in net interest income for the same time period. Possible further interest rate increases in 2000 could negatively affect net interest income. We will attempt to retain our IRR position during 2000 through continued vigilance in our product pricing strategies.

Financial institutions are affected differently by inflation rather than commercial and industrial companies that have significant investments in fixed assets and inventories. Most of our assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact inflation has on us, however we believe that our exposure to inflation can be mitigated through asset/liability management.

LIQUIDITY:

Liquidity is defined as a company's ability to generate cash at a reasonable cost in order to satisfy commitments to borrowers, as well as to meet the demands of depositors and debtholders. Our principal sources of liquidity are core deposits and loan and investment payments and prepayments. Providing a secondary source of liquidity is our available-for-sale portfolio. As a final source of liquidity, we can exercise existing credit arrangements. We manage liquidity daily, thus enabling us to effectively monitor fluctuations in the liquidity position and to adapt our position according to market fluctuations. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis. There are presently no known trends, demands, commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to our liquidity.

We develop a liquidity plan annually. The plan's mission is to ensure the generation of cash at a reasonable cost in order to satisfy commitments to borrowers as well as to meet the demands of depositors and debtholders. The liquidity plan assesses the current liquidity position and includes determining appropriate standards for the volume, mix, price and maturity of loans, investments and deposits. In addition, we ascertain the appropriate level of short-term assets required to fund normal day-to-day operations and to ensure the ability to meet off-balance sheet commitments and unanticipated deposit withdrawals. The plan includes controls and monitoring procedures for evaluating the daily liquidity position. Finally, the plan introduces strategies to ensure future liquidity. These strategies, which we consider proprietary in nature, include the maintenance of a minimum net federal funds sold cushion, a capital contingency strategy and enhanced strategies on loan and deposit pricing. Based on the 2000 liquidity plan, our ratio of core deposits to total assets is expected to exhibit the same strength at 83.3 percent as was evidenced at year-end 1999. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low-costing source of funds.

Our liquidity position declined in 1999, however our position remained superior to that of our peer group. This was evidenced by recording stronger comparable net noncore funding dependence and net short-term noncore funding dependence ratios. Our net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits under $100 and short-term investments to long-term assets, was 0.5 percent and negative 4.0 percent at December 31, 1999 and 1998. The peer group's comparable ratios were
14.7 percent and 10.0 percent. The net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, weakened slightly to negative 0.5 percent at year-end 1999 from negative 5.7 percent at year-end 1998. The peer group experienced a similar deterioration in its short-term ratio to
8.3 percent from 3.6 percent. We believe that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities.
Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the FRB and FHLB-Pgh and federal funds sold. A greater amount of net cash used in investing activities over net cash provided by financing activities resulted in a decrease in cash and cash equivalents of $8.2 million in 1999. Cash and cash equivalents totaled $11.0 million at December 31, 1999, compared to $19.2 million at the end of 1998. Net cash provided by operating activities totaled $6.9 million and primarily resulted from our net income in 1999 of $4.6 million.

The net cash used in investing activities totaled $32.1 million in 1999. Greater demand for commercial loans and commercial mortgage loans fueled a $29.7 million net increase in lending activities, which primarily accounted for the net cash outflow. Expenditures for premises and equipment, principally related to the new corporate center and two branch banking offices totaling $3.2 million, also affected the net cash outflow. Proceeds from repayments and sales of available-for-sale investment securities of $39.1 million and $11.1 million were almost entirely offset by purchases of $49.7 million.

Net increased volumes of deposits and short-term borrowings, partially offset by cash outflows for repurchases of common stock and dividends, resulted in net cash provided by financing activities of $17.1 million in 1999. Increases in transaction accounts and short-term borrowings provided funds of $23.8 million and $5.5 million, while decreases in time deposits reduced funds $5.6 million. Funds used to purchase and retire outstanding shares, relative to the stock repurchase program, totaled $5.7 million. In addition, cash dividends paid amounted to $1.1 million.

CAPITAL ADEQUACY:

We believe a strong capital position is essential to our continued growth and profitability. A solid capital base provides depositors and stockholders with a margin of safety, while allowing us to take advantage of profitable opportunities, support future growth and provide protection against any unforseen losses.

As a result of increased earnings, our capital ratios have risen substantially over the past five years and well exceed the minimum levels required by federal banking authorities for well capitalized institutions. In addition to monitoring our capital position, we continually strive to promote increased stockholder value. As aforementioned, on April 21, 1999, the Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 220,000 shares of our outstanding common stock. Stock repurchase programs were popular during 1999 as more than 30.0 percent of the Nation's small-capitalized companies reduced their number of shares outstanding by utilizing buybacks. The main goal of this buyback was to effectively deploy excess capital in order to enhance stockholder value through appreciation in earnings per share and return on equity. As of December 31, 1999, 177,647 shares having an average cost of $32.00 per share have been repurchased and retired under this program. The total cost of repurchases in 1999 amounted to $5.7 million. The resulting reduction in total capital and shares outstanding, in combination with increased earnings, has translated into improved earnings per share and return on equity. Earnings per share was $2.17 in 1999 compared to $2.04 in 1998. Return on equity improved to 12.02 percent in 1999 from 11.71 percent in 1998. We anticipate repurchasing and retiring the remaining authorized shares in 2000.

Stockholders' equity totaled $35.5 million at December 31, 1999, compared to $39.7 million at December 31, 1998. The primary factor contributing to the $4.2 million reduction was $5.7 million in common stock repurchases. Net income of $4.6 million, net cash dividends of $1.0 million and a net unrealized loss on securities of $2.1 million also affected the change in stockholders' equity. The recent FOMC actions taken in the second half of 1999 had a negative effect on the market value of our investment portfolio. As a result, we sustained a net unrealized holding loss of $2,891, net of an applicable income tax benefit of $983, which was increased by a $408 reclassification adjustment, net of applicable income taxes of $139, for gains realized on the sale of securities. At December 31, 1999, the net unrealized holding loss totaled $783. The net unrealized holding gain was $1,394 at December 31, 1998.

Total dividends declared for the year ended December 31, 1999, totaled $1,196 compared to $816 for the same period of 1998. On a per share basis, dividends declared increased 54.1 percent to $0.57 per share in 1999 from $0.37 per share in 1998. In 1999, the dividend payout ratio increased to 26.0 percent from 18.1 percent in 1998. In comparison, the dividend payout ratio for our peer group was 39.7 percent in 1999 and
38.9 percent in 1998. It is the intention of our Board of Directors to continue to pay cash dividends in the future. However, these decisions are based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. The primary source of funds for payment of dividends has been the dividends received from our subsidiary, Community Bank. Community Bank's ability to pay dividends is subject to federal and state regulations. Accordingly, Community Bank, without prior regulatory approval, may declare dividends to us totaling $2,014 plus net profits earned for the period from January 1, 2000, through the date of declaration, less any dividends previously paid in 2000.

Our dividend reinvestment plan ("DRP") offers stockholders the opportunity to automatically reinvest their dividends in shares of our common stock. Three hundred thousand shares are registered with the SEC under the DRP. During the years ended December 31, 1999 and 1998, 6,409 shares and 4,617 shares were issued under the plan.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor's accounts. These agencies, in light of past bank failures, adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. These requirements, otherwise known as risk-based capital standards, generally measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet exposure. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at December 31, 1999 and 1998. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan, and restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

The Federal Reserve Board, in conjunction with the other federal banking agencies recently amended their respective risk-based capital standards for banks, bank holding companies and thrifts with regard to the regulatory treatment of unrealized holding gains on certain available-for-sale equity securities. Currently under GAAP, unrealized gains are reported as a component of equity capital, however, unrealized gains have been excluded from regulatory capital under the capital standards of the federal banking agencies. Under the amended rule, institutions that legally hold equity securities are permitted, but not required, to include up to 45.0 percent of the pretax net unrealized holding gains on certain available-for-sale equity securities in Tier II capital. We have elected not to include unrealized gains in Tier II capital.

Our and Community Bank's capital ratios at December 31, 1999 and 1998, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by Federal Deposit Insurance Corporation Improvement Act of 1991, are summarized as follows:


RISK-ADJUSTED CAPITAL
                                                                                         MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL           ADEQUACY PURPOSES      ACTION PROVISIONS
                                          -----------------------------------------------------------------
DECEMBER 31                                   1999      1998       1999         1998        1999       1998
-----------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-adjusted assets:
  Consolidated........................... $ 33,848  $ 35,444    $ 9,271      $ 8,017     $13,907    $12,025
  Community Bank.........................   32,619    34,266      9,216        7,959      13,824     11,938
Total capital to risk-adjusted assets:
  Consolidated...........................   36,757    37,968     18,543       16,033      23,179     20,042
  Community Bank.........................   35,510    36,772     18,432       15,917      23,040     19,897
Tier I capital to total average assets
 less intangibles:
  Consolidated...........................   33,848    35,444     15,752       14,981      19,690     18,726
  Community Bank.........................   32,619    34,266    $15,641      $14,946     $19,551    $18,682

Risk-adjusted assets:
  Consolidated...........................  218,915   191,609
  Community Bank.........................  217,526   190,162
Risk-adjusted off-balance sheet items:
  Consolidated...........................   12,871     8,806
  Community Bank.........................   12,871     8,806
Average assets for Leverage ratio:
  Consolidated...........................  393,794   374,524
  Community Bank......................... $391,016  $373,644

Ratios:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items:
  Consolidated...........................     14.6%     17.7%       4.0%         4.0%        6.0%       6.0%
  Community Bank.........................     14.2      17.2        4.0          4.0         6.0        6.0
Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items:
  Consolidated...........................     15.9      18.9        8.0          8.0        10.0       10.0
  Community Bank.........................     15.4      18.5        8.0          8.0        10.0       10.0
Tier I capital as a percentage of total
 average assets less intangibles:
  Consolidated...........................      8.6       9.5        4.0          4.0         5.0        5.0
  Community Bank.........................      8.3%      9.2%       4.0%         4.0%        5.0%       5.0%



During 1999, our capital ratios declined as a direct result of the common stock repurchases. The Leverage ratio was 8.6 percent at December 31, 1999, as compared to 9.5 percent at December 31, 1998. The Tier I capital and total capital to risk-adjusted assets ratios were 14.6 percent and 15.9 percent at December 31, 1999. In comparison, these ratios at December 31, 1998, were 17.7 percent and 18.9 percent. Despite the decline, each of these ratios still exceeded the minimum levels required for adequately capitalized institutions of 4.0 percent, 4.0 percent and 8.0 percent, and the levels required for well capitalized institutions of 5.0 percent, 6.0 percent and 10.0 percent at December 31, 1999. Community Bank's capital ratios also declined as a function of the stock repurchase program, as repurchased shares were funded through dividends from Community Bank. Based on the most recent notification from the FDIC, we and Community Bank were categorized as well capitalized under the regulatory framework for prompt corrective action at December 31, 1999 and 1998. There are no conditions or events since this notification that management believes have changed our category.

The ALCO continually reviews our capital position. As part of its review, the ALCO considers:

     - The current and expected capital requirements, including the maintenance of capital ratios in excess of minimum regulatory guidelines,

     - The market value of our securities and the resulting effect on capital,

     -  Any planned asset growth,

     - The anticipated level of net earnings and capital position, taking into account the projected asset/liability position and exposure to changes in interest rates, and

     - The source and timing of additional funds to fulfill future capital requirements.

REVIEW OF FINANCIAL PERFORMANCE:

Higher amounts of fee income, better control of operating expenses and lower provisions for loan losses all contributed to the earnings performance improvement for the top 30 commercial banks in 1999. This group posted composite net income of $37.6 billion in 1999, a 22.1 percent increase from the $30.8 billion reported in 1998. The return on average assets and return on average equity ratios were 1.50 percent and
19.18 percent in 1999 and 1.42 percent and 17.82 percent in 1998. Regional and local community banks also experienced improvements during 1999. Net income for Northeast Region banks was $1.52 billion, a 10.5 percent increase from the $1.38 billion in 1998. Return on average assets was 1.10 percent in 1998 and 1.27 percent in 1999. Similarly, return on average equity improved from 12.80 percent in 1998 to 16.20 percent in 1999. Local community banks were successful, to a lesser extent, in achieving higher levels of net income this year compared to the prior year. Although not reporting the impressive 22.2 percent earnings growth of the larger banks, net income after tax increased $2.7 million or 4.3 percent from $62.0 million in 1998 to $64.7 million in 1999. The return on average assets was 1.14 percent in 1999 and 1.22 percent in 1998. The return on average equity was 12.83 percent in 1999 and 12.26 percent in 1998. Unlike their larger competitors, the adverse effects of declining net interest margins overshadowed the positive effects of increases in noninterest income.

We reported net income of $4.6 million or $2.17 per share in 1999, compared to $4.5 million or $2.04 per share in 1998. Higher net interest income primarily contributed to the improved earnings. Our return on average assets and return on average equity in 1999 were 1.16 percent and
12.02 percent. In 1998, these ratios were 1.19 percent and 11.71 percent.

Net interest income on a tax-equivalent basis improved $459 or 3.2 percent to $14,979 in 1999 from $14,520 in 1998. Tax-equivalent interest revenue rose $521, meanwhile interest expense grew only $62. Growth in average earning assets of $16.4 million more than offset a 21 basis point decline in yield. The effects of a $14.2 million increase in average interest-bearing liabilities was almost entirely offset by an 18 basis point reduction in the cost of funds. Contributing to the growth in earning assets was a $10.2 million increase in average loans. We experienced significant commercial loan demand, however intense local competition forced loan yields lower. The tax-equivalent yield on our loan portfolio was 8.33 percent in 1999, compared to 8.55 percent in 1998. We experienced cost of funds reductions for all major deposit categories except for NOW accounts. The overall cost of funds improved to 4.42 percent in 1999, compared to 4.60 percent in 1998.

The provision for loan losses amounted to $535 in 1999, compared to $855 in 1998. The provisions in 1999 and 1998 include replenishments to the reserve of $410 and $435 for loans charged-off in response to a change in the regulatory classification of certain loans.

Noninterest income for the year ended December 31, 1999, totaled $2,112, a decline of $561 compared to $2,673 for the same period of 1998. Included in noninterest income were gains on the sale of investment securities of $408 in 1999 and $1,128 in 1998. Gains on the sale of one-to-four family residential mortgage loans totaled $57 in 1999 and $43 in 1998. Service charges, fees and commissions increased $145 or 9.7 percent to $1,647 for the year ended December 31, 1999, from $1,502 for the same period last year.

We experienced a less than 1.0 percent increase in noninterest expense in 1999 compared to last year. Noninterest expense increased $65 or 0.7 percent to $9,429 in 1999, from $9,364 in 1998. Salaries and employee benefits expense and net occupancy and equipment expense rose $379 and $52, while other expenses declined $366 in 1999. Additional expenses associated with the opening of the corporate center and two new branch offices primarily contributed to the increases in salaries and employee benefits and net occupancy and equipment expense. Cost control improvements in 1999 and nonrecurring charges which occurred in 1998 were the main factors affecting the decline in other expenses.

One of the most significant issues addressed by financial institutions in the latter part of the 1990's was the Y2K. The Y2K issue arose because many existing computer programs used the last two digits rather than four to define the applicable year. These programs could have interpreted a date ending in "00" as the year 1900 instead of the year 2000. Although the Y2K problem affected all industries, the potential impact on the banking industry could have been extensive. The SEC and the federal banking agencies required financial institutions to complete extensive assessment, testing and remediation of their existing information systems to ensure that they would function correctly into the year 2000.

We are very dependent upon information technology systems to perform our daily operations. Early in 1997, we initiated an enterprisewide program to address the Y2K issue and the effects it could have on us. A formal Century Date Change Preparedness Policy was devised and approved by the Board of Directors. This Policy called for a Y2K project plan to coordinate and oversee the various phases, assessment, renovation, testing and implementation of our Y2K preparedness. Our Chief Operating Officer was appointed coordinator of the Y2K project plan and the Data Processing Steering Committee served as oversight for the project. The Y2K project plan included:

     -  An overview of the plan's progress,

     - The status of compliance for mission-critical hardware and software,

     -  The results of hardware and software testing and implementation,

     - The evaluation of significant customers in addressing Y2K issues in their business, and

     - The assessment of the need to implement a contingency plan, for those areas that would not have been compliant, were reported to the Board of Directors on a quarterly basis or more frequently as significant events occurred.

Based on estimates from third party vendors and an assessment by the Data Processing Steering Committee, we expected to spend approximately $200 to become fully compliant. Total costs expended related to the Y2K project plan and included in our Consolidated Statements of Income and Comprehensive Income were $87 in 1998. We incurred no such costs in 1999. We do not expect to incur any further costs associated with the Y2K. The excess budgeted funds over the actual total costs incurred of $87 will be used in the implementation of proposed new technology.

It has always been our pro-active position to remain current in our information systems. This position greatly reduced our exposure to risk and minimized our costs associated with Y2K. By the end of the third quarter of 1999, our information systems were fully Y2K-compliant. The completion of our Y2K project plan successfully mitigated any problems associated with the century date change.

At its November 18, 1999, meeting, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 99-11, "Subsequent Events Caused by Year 2000." The issue is when costs or losses associated with Y2K failures that are detected subsequent to the balance sheet date but prior to the issuance of financial statements should be recognized. The Y2K failures involve products or systems that an entity did not know would fail prior to the actual failures. The AICPA Codification of Statements on Auditing Standards, AU Section 560, "Subsequent Events," describes two types of subsequent events, Type I and Type II, that require consideration by management and evaluation by an independent auditor. Type I subsequent events consist of those events that provide additional evidence with respect to conditions that existed at the date of the balance sheet and affect the estimates inherent in the process of preparing the financial statements. In this case, the financial statements should be adjusted for any changes in estimates resulting from the use of such evidence. Type II subsequent events consist of those events that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. These events should not result in adjustments of the financial statements. However, disclosure could be required to keep the financial statements from being misleading.

Issue No. 99-11 provides thirteen cases to illustrate how various transactions could be impacted by Y2K failures. Each case assumes that based on its documentation and testing, the company believes it would not have any significant Y2K problems, and the loss contingency from the Y2K failure is probable and can be reasonably estimated prior to the issuance of the company's financial statements. One case provided, involving loans receivable, has relevance to financial institutions. This case involves a financial institution that has loans receivable balances that appear collectable at its balance sheet date. In a subsequent month, prior to the issuance of the financial statements, it becomes apparent that the company will be unable to collect all amounts due as a result of some of its customers experiencing unexpected Y2K failures. The EITF concluded that this type of circumstance provided evidence of a condition existing at the balance sheet date and therefore represented a Type I subsequent event. Any cost, loss or impairment should be recognized in the financial statements.

We realize that subsequent problems or issues relative to the Y2K could still develop. Areas where these issues could arise involve Y2K related problems of major customers. We recognize that a commercial customer's profitability and liquidity positions could be adversely affected if their systems fail to operate properly. This could lead to delinquencies on loans, possible defaults and bankruptcy filings, in extreme cases. During 1999, we contacted these customers and informed them of the Y2K and the possible effects it could have on their business and inquired about any efforts they were taking to mitigate those effects. In addition, a questionnaire regarding the Y2K was incorporated into the commercial loan application requiring all potential loan customers to attest to their compliance. As part of our loan review process, we continue to evaluate the continuing operations of our customers. To our knowledge, there were no Y2K related subsequent events including those involving Y2K failures of customers, that represent a condition that existed at December 31, 1999, and should be recognized in our 1999 financial statements.

Regardless of our efforts, there can be no assurance that such subsequent Y2K issues will not arise. As part of our Y2K remediation efforts, we prepared contingency plans, which are still in effect, to address the possibility that significant customers would incur Y2K related issues. However, no assurance can be made, that these plans will alleviate any risks. Y2K issues, if not adequately addressed, could have a material effect on our business, consolidated results of operations and financial position.

NET INTEREST INCOME:

For the Nation's top 30 banks, net interest income rose from $90.5 billion in 1998 to $93.4 billion in 1999. The growth of average earning assets exceeding average interest-bearing liabilities caused the 3.2 percent improvement as the tax-equivalent net interest margin declined from 4.13 percent in 1998 to 4.05 percent in 1999. The margin compression was attributable to the effects of FOMC's actions of easing monetary policy in 1998 which more than offset the impact of their tightening actions in the latter part of 1999. Strong competitive pressure in pricing loans and deposits also caused the margin decline. Commercial banks in the Northeast Region recorded net interest income of $4.1 billion in 1998 and $4.6 billion in 1999. An increase in the net interest margin of 3 basis points, coupled with the favorable growth of average earning assets over the growth of average interest-bearing liabilities, resulted in the $500.0 million improvement. The Northeast Region's net interest margin increased from 4.26 percent in 1998 to 4.29 percent in 1999. Contrary to the net interest margin improvement for the Northeast Region, the local peer group's tax-equivalent margin compressed 29 basis points from 4.05 percent in 1998 to 3.76 percent in 1999.

Our major source of operating income is net interest income. Net interest income is defined as the difference between income, interest and fees on earning assets, and the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while deposits, short-term borrowings and long-term debt comprise interest-bearing liabilities. Net interest margin is the percentage of tax-equivalent net interest income to average earning assets. Variations in volumes and rates of earning assets and interest-bearing liabilities, in response to changes in general market rates, are the main factors affecting net interest income. The composition of earning assets and interest-bearing liabilities and the volume of nonperforming assets also influence the levels of net interest income.

One of our primary concerns is the maintenance of an adequate net interest margin. The possibility of future interest rate hikes in 2000 could cause interest margins to tighten even further. We believe following prudent deposit pricing practices, coupled with careful investing and loan pricing, will keep our net interest margin in check. However, no assurance can be given that general market conditions will continue. Changes in general market rates or intensified competition could adversely affect net interest income.

We analyze interest income and interest expense by segregating rate and volume components of earning assets and interest-bearing liabilities. The impact changes in the interest rates earned and paid on assets and liabilities, along with changes in the volumes of earning assets and interest-bearing liabilities have on net interest income are summarized as follows. The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                          1999 VS. 1998                 1998 VS. 1997
                                                      ------------------------       -----------------------
                                                       INCREASE (DECREASE)           INCREASE (DECREASE)
                                                         ATTRIBUTABLE TO               ATTRIBUTABLE TO
                                                      ------------------------       -----------------------
                                                       TOTAL                          TOTAL
                                                      CHANGE    RATE    VOLUME       CHANGE    RATE   VOLUME
                                                      ------    ----    ------       ------    ----   ------
Interest income:
Loans:
  Taxable............................................  $ 292   $(412)   $  704       $  671            $ 671
  Tax-exempt.........................................     31     (68)       99         (114)  $  21     (135)
Investments:
  Taxable............................................    818     (77)      895          239     230        9
  Tax-exempt.........................................   (226)    (41)     (185)         (27)    (66)      39
Federal funds sold...................................   (394)    (49)     (345)         265      (3)     268
                                                       -----   -----    ------       ------   -----    -----
    Total interest income............................    521    (647)    1,168        1,034     182      852
                                                       -----   -----    ------       ------   -----    -----

Interest expense:
Money market accounts................................     56      (2)       58           19      (5)      24
NOW accounts.........................................    138      60        78           64       2       62
Savings accounts.....................................    (36)   (154)      118         (245)   (217)     (28)
Time deposits less than $100.........................    (42)   (334)      292          439    (146)     585
Time deposits $100 or more...........................   (116)    (46)      (70)        (387)    (79)    (308)
Short-term borrowings................................     62      (1)       63            3       1        2
Long-term debt.......................................              1        (1)          (1)     (1)
                                                       -----   -----    ------       ------   -----    -----
    Total interest expense...........................     62    (476)      538         (108)   (445)     337
                                                       -----   -----    ------       ------   -----    -----
    Net interest income..............................  $ 459   $(171)   $  630       $1,142   $ 627    $ 515
                                                       =====   =====    ======       ======   =====    =====


Tax-equivalent net interest income totaled $14,979 in 1999, an increase of $459 or 3.2 percent from $14,520 in 1998. Growth in average volumes of earning assets over average volumes of interest-bearing liabilities, coupled with an 18 basis point improvement in the cost of funds, caused the increase. A 21 basis point decline in the tax-equivalent yield on earning assets partially offset the above factors. Our average volume of taxable investments grew $15.4 million or 25.2 percent to $76.5 million in 1999 from $61.1 million in 1998. In addition, our average loans grew $10.3 million or 4.1 percent to $258.2 million for the year ended December 31, 1999, from $247.9 million for the same period last year. Specifically, the growth in average taxable investments and average loans favorably affected net interest income by $895 and $803. A reduction in the average volumes of tax-exempt investments and federal funds sold partially offset the effects of the growth in average taxable investments and loans. The average volume of tax-exempt investments and federal funds sold declined $2.3 million and $6.9 million and reduced net interest income by $185 and $345. Overall, the growth in average earning assets caused a positive effect on net interest income of $1,168. Average interest-bearing liabilities increased $14.1 million and partially offset the positive effect of growth in average earning assets with a reduction to net interest income of $538. Growth in average time deposits less than $100 of $5.2 million and average savings accounts of $3.8 million were primarily responsible for the unfavorable volume variance with respect to interest-bearing liabilities. The variances in time deposits and savings accounts increased interest expense $292 and $118 in 1999.

A 21 basis point decline in the average yield on earning assets to 7.76 percent in 1999 from 7.97 percent in 1998 caused a reduction to net interest income of $647. Due to the competitive environment, the average tax-equivalent yield on the loan portfolio declined 22 basis points to
8.33 percent in 1999 from 8.55 percent in 1998. In addition, the tax-equivalent yield on the investment portfolio was 6.51 percent in 1999, a 26 basis point decline compared to 6.77 percent in 1998. These declines in average tax-equivalent yields on the loan and investment portfolios equated to a $480 and $118 reduction in net interest income. Almost entirely offsetting the effect of the lower average yield on earning assets was an 18 basis point reduction in the cost of funds to 4.42 percent in 1999 from 4.60 percent in 1998. The lower cost of funds favorably affected net interest income by $476. We experienced reductions in the average rate paid for all major categories of interest-bearing deposits except for NOW accounts. As a result of our continued prudent pricing strategies, average interest rates for time deposits less that $100 fell 19 basis points, while average interest rates for savings accounts and time deposits $100 or more each fell 20 basis points. These average rate reductions favorably impacted net interest income by $334, $154 and $46.

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


SUMMARY OF NET INTEREST INCOME

                                                           1999                            1998
                                               ----------------------------    ----------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                               --------  --------  --------    --------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $249,789   $20,879      8.36%   $240,658   $20,587      8.55%
  Tax-exempt..................................    8,381       634      7.56       7,267       603      8.30
Investments:
  Taxable.....................................   76,500     4,463      5.83      61,138     3,645      5.96
  Tax-exempt..................................   35,956     2,863      7.96      38,276     3,089      8.07
Federal funds sold............................    3,282       162      4.94      10,164       556      5.47
                                               --------   -------              --------   -------
    Total earning assets......................  373,908    29,001      7.76%    357,503    28,480      7.97%
Less: allowance for loan losses...............    3,997                           3,881
Other assets..................................   26,293                          23,797
                                               --------                        --------
    Total assets.............................. $396,204                        $377,419
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 19,466       608      3.12%   $ 17,643       552      3.13%
NOW accounts..................................   24,671       605      2.45      21,366       467      2.19
Savings accounts..............................   67,920     1,618      2.38      64,113     1,654      2.58
Time deposits less than $100..................  181,164     9,822      5.42     175,954     9,864      5.61
Time deposits $100 or more....................   22,710     1,293      5.69      23,936     1,409      5.89
Short-term borrowings.........................    1,393        73      5.24         185        11      5.95
Long-term debt................................       40         3      7.50          43         3      6.98
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  317,364    14,022      4.42%    303,240    13,960      4.60%
Noninterest-bearing deposits..................   36,757                          32,550
Other liabilities.............................    3,810                           3,213
Stockholders' equity..........................   38,273                          38,416
                                               --------                        --------
    Total liabilities and stockholders' equity $396,204                        $377,419
                                               ========   -------              ========   -------
    Net interest/income spread................            $14,979      3.34%              $14,520      3.37%
                                                          =======                         =======
    Net interest margin.......................                         4.01%                           4.06%
Tax-equivalent adjustments:
Loans.........................................            $   215                         $   206
Investments...................................                974                           1,050
                                                          -------                         -------
    Total adjustments.........................            $ 1,189                         $ 1,256
                                                          =======                         =======



Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans.  Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $689 in 1999, $2,829 in 1998, $1,193 in 1997 and
$337 in 1996, and an average unrealized holding loss of $1,272 in 1995 included in other assets.  Tax-
equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.


SUMMARY OF NET INTEREST INCOME (CONTINUED)


             1997                                   1996                                   1995
 ----------------------------           ----------------------------           ----------------------------
           INTEREST  AVERAGE                      INTEREST  AVERAGE                      INTEREST  AVERAGE
  AVERAGE  INCOME/   INTEREST            AVERAGE  INCOME/   INTEREST            AVERAGE  INCOME/   INTEREST
  BALANCE  EXPENSE     RATE              BALANCE  EXPENSE     RATE              BALANCE  EXPENSE     RATE
 --------  --------  --------           --------  --------  --------           --------  --------  --------



 $233,001   $19,916      8.55%          $213,071   $18,444      8.66%          $195,047   $17,238      8.84%
    8,876       717      8.08              5,724       470      8.21              4,649       364      7.83

   60,975     3,406      5.59             74,233     4,022      5.42            113,675     6,789      5.97
   37,818     3,116      8.24             35,923     3,005      8.37             20,775     1,818      8.75
    5,265       291      5.53              5,508       300      5.45             17,070     1,000      5.86
 --------   -------                     --------   -------                     --------   -------
  345,935    27,446      7.93%           334,459    26,241      7.85%           351,216    27,209      7.75%
    3,919                                  4,014                                  3,816
   17,334                                 16,834                                 11,770
 --------                               --------                               --------
 $359,350                               $347,279                               $359,170
 ========                               ========                               ========




 $ 16,854       533      3.16%          $ 18,144       529      2.92%          $ 21,869       758      3.47%
   18,464       403      2.18             16,661       337      2.02             15,550       305      1.96
   65,081     1,899      2.92             67,144     2,016      3.00             71,911     2,336      3.25
  165,487     9,425      5.70            157,271     8,925      5.67            155,183     8,923      5.75
   29,092     1,796      6.17             27,755     1,647      5.93             29,336     1,771      6.04
      138         8      5.80                 51         3      5.88              9,935       677      6.81
       45         4      8.89              2,122        93      4.38              4,715       224      4.75
 --------   -------                     --------   -------                     --------   -------
  295,161    14,068      4.77%           289,148    13,550      4.69%           308,499    14,994      4.86%
   27,448                                 26,329                                 24,090
    3,913                                  2,968                                    547
   32,828                                 28,834                                 26,034
 --------                               --------                               --------
 $359,350                               $347,279                               $359,170
 ========   -------                     ========   -------                     ========   -------
            $13,378      3.16%                     $12,691      3.16%                     $12,215      2.89%
            =======                                =======                                =======
                         3.87%                                  3.79%                                  3.48%

            $   244                                $   160                                $   124
              1,060                                  1,022                                    618
            -------                                -------                                -------
            $ 1,304                                $ 1,182                                $   742
            =======                                =======                                =======




PROVISION FOR LOAN LOSSES:

The dissipation of the late 1998 global economic crisis and overall strength in the domestic economy caused a reduction in the provision for loan losses for large commercial banks in 1999. Large financial institutions, as represented by the Nation's top 30 banks, reduced their provisions from $10.3 billion in 1998 to $8.9 billion in 1999, a 16.0 percent decline. The nonperforming asset ratio increased from 0.47 percent in 1998 to 0.51 percent in 1999, whereas, the net charge-off ratio declined 7 basis points from 0.50 percent in 1998 to 0.43 percent in 1999. For the Northeast Regional banks, the loan loss provision declined from $250.7 million in 1998 to $235.3 million in 1999, a decline of 6.4 percent. Nonperforming assets as a percentage of loans, net of unearned income, and foreclosed assets decreased 16 basis points to 0.52 percent in 1999. Net loans charged-off as a percentage of average loans outstanding declined 1 basis point to 0.35 percent in 1999. For local community banks, the loan loss provision was relatively unchanged from 1998 to 1999. Reductions in the level of nonperforming assets and net charge-offs were attributable to the stability in the provision. The nonperforming assets ratio declined from 0.65 percent in 1998 to 0.64 percent in 1999. The net charge-off ratio decreased from 0.24 percent in 1998 to 0.18 percent in 1999.

We make provisions for loan losses based on evaluations of the adequacy of the allowance for loan losses account. Factors such as previous loan experience, overall loan portfolio characteristics, prevailing economic conditions and other relevant factors are taken into consideration when determining the provision. Based on our most current valuation, management believes that the allowance is adequate to absorb any known and potential losses in the portfolio.

The provision for loan losses equaled $535 in 1999 and $855 in 1998. The 1999 and 1998 provisions included replenishments to the reserve totaling $410 and $435 for loans charged-off in response to changes in the regulatory classifications of certain loans. Based on the results of our latest regulatory examination, we know of no other charge-offs or changes in classifications of loans that should have occurred in 1999. We believe that maintaining a standard monthly charge to operations in the form of a provision is warranted given the recent levels of nonperforming loans and charge-offs and a greater concentration of commercial loans. Accordingly, we will continue to make monthly provisions to the allowance for loan loss account in 2000.

NONINTEREST INCOME:

For the second consecutive year, noninterest income grew at a double digit pace in 1999. As a result of declining net interest margins and reductions in traditional service revenue, financial institutions, especially large ones, began supporting earnings through the introduction of new bank and nonbank financial products and services. In 1999, noninterest revenue for the top 30 banks improved $9.0 billion or 14.4 percent from $62.3 billion in 1998. As a percentage of average total assets, noninterest revenue accounted for 2.6 percent in 1998 and 2.7 percent in 1999. Regional banks in the Northeast portion of the nation reported a 13.5 percent increase in noninterest income from $1.3 billion in 1998 to $1.5 billion in 1999. For local community banks, noninterest income increased 9.7 percent from $25.9 million in 1998 to $28.5 million in 1999. Revenues from noninterest sources are expected to account for a greater proportion of overall revenues as competitive pressures tighten margins and recent legislative actions allow banks to offer additional fee-based products and services.

We reported noninterest income of $2,112 in 1999 and $2,673 in 1998. Included in noninterest income were gains on the sale of investment securities of $408 in 1999 and $1,128 in 1998. Adjusting for these gains, recurring noninterest income improved $159 or 10.3 percent. Increases in service charges, fees and commissions of $145 and net gains on the sale of loans of $14 factored into the improvement. As a percentage of average total assets, noninterest income equaled 0.53 percent in 1999. In comparison, this ratio for our peer group equaled
1.00 percent. We anticipate increases in fee income for 2000, as a result of continued growth of the recently opened branch offices, new product and service offerings and possible changes to our service charge fee structure. As previously mentioned, noninterest income included net gains on the sale of investment securities of $408 in 1999 and $1.1 million in 1998. The $408 gain in 1999 arose from the replacement of municipal obligations having shorter maturities and call dates with those having longer maturities and call features. During 1998, we chose to sell certain equity securities of local financial institutions as a result of the investments being overvalued relative to comparable stocks and an overall weakness in bank stocks.

NONINTEREST EXPENSE:

In 1999, noninterest expense of the top 30 banks increased $2.7 billion or 3.0 percent as compared to 1998. The average efficiency ratio for this group improved from 57.9 percent in 1998 to 56.7 percent in 1999. Margin compression caused management to more closely monitor expenditures during 1999. Regional banks in the northeast also enjoyed added efficiencies evidenced by an improvement in their ratio from 54.5 percent in 1998 to
49.8 percent in 1999. The improvement in the efficiency ratio was directly attributable to holding operating expenses to a 2.9 percent growth rate in 1999.

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes, and benefits to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance including FDIC assessment, other taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

Noninterest expense totaled $9,429 in 1999, an increase of $65 compared to $9,364 in 1998. Increases in salaries and employee benefits expense and net occupancy and equipment expense, offset almost entirely by a decline in other expenses contributed to the slight overall increase. A key industry ratio used to measure productivity is the operating efficiency ratio, noninterest expenses less other real estate expenses to net interest income and noninterest income less any nonrecurring gains. Another productivity measure is the overhead ratio, noninterest expense as a percentage of average total assets. Our operating efficiency ratio improved to 60.8 percent in 1999 compared to 61.6 percent in 1998. Similarly, the overhead ratio also improved to 2.4 percent in 1999 from
2.5 percent in 1998. With regard to these ratios, we outperformed our peer group. The peer group's operating efficiency ratio equaled 63.9 percent and 63.1 percent in 1999 and 1998, while the overhead ratio equaled 3.3 for both 1999 and 1998.

The major components of noninterest expense for the past five years are summarized as follows:


NONINTEREST EXPENSE

YEAR ENDED DECEMBER 31                                              1999     1998     1997     1996     1995
------------------------------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes....................................... $4,169   $3,767   $3,420   $3,251   $3,429
Employee benefits................................................    655      678      678      557      599
                                                                  ------   ------   ------   ------   ------
  Salaries and employee benefits expense.........................  4,824    4,445    4,098    3,808    4,028
                                                                  ------   ------   ------   ------   ------

Net occupancy and equipment expense:
Net occupancy expense............................................    610      532      579      602      684
Equipment expense................................................    735      761      620      611      538
                                                                  ------   ------   ------   ------   ------
  Net occupancy and equipment expense............................  1,345    1,293    1,199    1,213    1,222
                                                                  ------   ------   ------   ------   ------

Other expenses:
Marketing expense................................................    322      401      269      242      281
Other taxes......................................................    320      273      255      218      200
Stationery and supplies..........................................    431      437      375      226      250
Contractual services.............................................    916    1,006      864      871      879
Insurance, including FDIC assessment.............................    124       93       74       84      480
Other............................................................  1,147    1,416      822      721      854
                                                                  ------   ------   ------   ------   ------
  Other expenses.................................................  3,260    3,626    2,659    2,362    2,944
                                                                  ------   ------   ------   ------   ------
    Total noninterest expense.................................... $9,429   $9,364   $7,956   $7,383   $8,194
                                                                  ======   ======   ======   ======   ======


Salaries and employee benefits expense constitutes the majority of our noninterest expense. For the year ended December 31, 1999, personnel related expenses totaled $4,824 or 51.2 percent of noninterest expense, an increase of $379 or 8.5 percent compared to last year. Additional staffing requirements for our Clarks Summit and Dickson City branch offices, together with annual merit increases based on employee performance evaluations, contributed to the increase. Although we experienced an increase in compensation costs, we have been successful in managing these costs in comparison to our peer group. Total compensation costs per full-time equivalents were $29 in 1999 and $28 in 1998. In comparison, the peer group's total compensation costs per full-time equivalents equaled $34 and $32 in 1999 and 1998. We anticipate salaries and employee benefits expense to increase slightly in 2000 due to annual merit increases relative to performance evaluations and normal rate increases in employee health care.

Net occupancy and equipment expense increased $52 or 4.0 percent to $1,345 in 1999, compared to $1,293 in 1998. An increase of $78 in net occupancy expense, partially offset by a $26 reduction in equipment expense caused the overall increase. The increase in net occupancy expense is directly attributable to additional expenses, such as depreciation, maintenance, real estate taxes and utility costs, associated with the operation of the new corporate center and branch offices. The reduction in equipment expense resulted from a decline in contracted and periodic maintenance costs. As aforementioned, we are planning capital outlays for the replacement of existing teller machines and the implementation of new technology, such as internet and voice response banking and document imaging. As a result, net occupancy and equipment expense should increase slightly in 2000.

Other expenses declined $366 or 10.1 percent for the year ended December 31, 1999, to $3,260 from $3,626 for the same period of 1998. Cost control efforts in 1999 and nonrecurring charges in 1998 contributed to the decline. Other expenses in 1998 included write-downs of properties included in other real estate of $111 and dispositions of equipment determined to be Y2K noncompliant of $87. We incurred no such charges in 1999. We expect other expenses to increase in 2000 as a result of the recent delivery system expansion, proposed new technology implementation and normal business growth.

Recently, the FDIC decided to retain the existing Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") assessment schedules of 0 to 27 basis points per year for the first semiannual assessment period of 2000. According to FDIC statistics:

     - 95.0 percent of all BIF-member institutions and 92.4 percent of SAIF-member institutions are estimated to be listed in the lowest risk category, thus paying no premiums,

     - Only 0.1 percent of BIF-member institutions and 0.2 percent of SAIF-member institutions are estimated to be in the highest risk category, paying a premium of 27 cents per 100 dollars in deposits,

     - The average annual assessment rate is projected to be 12 cents per 100 dollars and 25 cents per 100 dollars for BIF-member and SAIF-member institutions,

     - The FDIC-approved rate schedules are expected to maintain the reserve ratios for both the BIF and SAIF above the Congressional mandated 1.25 percent through June 30, 2000,

     - At June 30, 1999, the BIF reserve ratio was 1.40 percent and the SAIF reserve ratio was 1.29 percent, and

     - There will continue to be a separate levy assessed on all FDIC-insured institutions to bear the cost of bonds sold by the Finance Corporation ("FICO") between 1987 and 1989 in support of the former Federal Savings and Loan Insurance Corporation. The 1996 law required the FICO rate on BIF-assessable deposits to be one-fifth the rate for SAIF-assessable deposits until January 1, 2000.

We were included in the 95.0 percent of all BIF-member institutions classified in the well capitalized supervisory risk subgroup at December 31, 1999. Accordingly, we will be exempt from paying a BIF assessment for the first half of 2000.

However, along with all banks, we continue to be assessed quarterly for assistance in interest payments on FICO bonds used to capitalize the SAIF. Our assessment was $40 for the years-ended December 31, 1999 and 1998.

INCOME TAXES:

We reported income tax expense of $1,338 in 1999 and $1,218 in 1998. A higher level of earnings, coupled with lower amounts of tax-exempt income, resulted in an increase in the effective tax rate from 21.3 percent in 1998 to 22.5 percent in 1999. Tax-exempt interest income as a percentage of total interest income declined slightly from 8.9 percent in 1998 to 8.3 percent in 1999. We continue to maintain an advantageous tax position as compared to our peer group. The peer group's effective tax rate was 26.0 percent in 1998 and 23.0 percent in 1999. We expect income tax expense to remain constant for 2000 as higher levels of pre-tax income are offset through greater amounts of tax-exempt income. In addition to income on tax-exempt loans and investments, we utilize investment tax credits available through our investment in an elderly and low- to moderate-income residential housing program to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $80 in 1999 and 1998. The aggregate amount of tax credits available from this project that will be recognized over ten years ending 2003 is $895.

The difference between the amount of income tax currently payable and the provision for income tax expense reflected in the income statements arise from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which result in deferred tax assets or liabilities. We perform quarterly reviews on the tax criteria related to the recognition of deferred tax assets. We decided not to establish a valuation reserve for the deferred tax assets since it is likely that these assets will be realized through carry-back to taxable income in prior years and by future reversals of existing taxable temporary differences or, to a lesser extent, through future taxable income.








COMM BANCORP, INC.
INDEPENDENT AUDITORS' REPORT
                            ------------------------------------------------

Board of Directors
 and Stockholders
Comm Bancorp, Inc.
Forest City, Pennsylvania


We have audited the accompanying consolidated balance sheets of Comm Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comm Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



January 28, 2000


/s/ Kronick Kalada Berdy & Co.
--------------------------------
KRONICK KALADA BERDY & CO., P.C.
Kingston, Pennsylvania









COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          --------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31                                                            1999       1998       1997
------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable...................................................................   $20,879    $20,587    $19,916
  Tax-exempt................................................................       419        397        473
Interest and dividends on investment securities available-for-sale:
  Taxable...................................................................     4,341      3,493      3,274
  Tax-exempt................................................................     1,889      2,039      2,056
  Dividends.................................................................       122        152        132
Interest on federal funds sold..............................................       162        556        291
                                                                               -------    -------    -------
    Total interest income...................................................    27,812     27,224     26,142
                                                                               -------    -------    -------

INTEREST EXPENSE:
Interest on deposits........................................................    13,946     13,946     14,056
Interest on short-term borrowings...........................................        73         11          8
Interest on long-term debt..................................................         3          3          4
                                                                               -------    -------    -------
    Total interest expense..................................................    14,022     13,960     14,068
                                                                               -------    -------    -------
    Net interest income.....................................................    13,790     13,264     12,074
Provision for loan losses...................................................       535        855        360
                                                                               -------    -------    -------
    Net interest income after provision for loan losses.....................    13,255     12,409     11,714
                                                                               -------    -------    -------

NONINTEREST INCOME:
Service charges, fees and commissions.......................................     1,647      1,502      1,526
Litigation recovery.........................................................                             250
Net gains on sale of loans..................................................        57         43
Net gains on sale of investment securities..................................       408      1,128
                                                                               -------    -------    -------
    Total noninterest income................................................     2,112      2,673      1,776
                                                                               -------    -------    -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense......................................     4,824      4,445      4,098
Net occupancy and equipment expense.........................................     1,345      1,293      1,199
Other expenses..............................................................     3,260      3,626      2,659
                                                                               -------    -------    -------
    Total noninterest expense...............................................     9,429      9,364      7,956
                                                                               -------    -------    -------
Income before income taxes..................................................     5,938      5,718      5,534
Provision for income tax expense............................................     1,338      1,218      1,134
                                                                               -------    -------    -------
    Net income..............................................................     4,600      4,500      4,400
                                                                               -------    -------    -------

OTHER COMPREHENSIVE INCOME:
Unrealized gains (losses) on investment securities available-for-sale.......    (2,891)       816      1,570
Reclassification adjustment for gains included in net income................      (408)    (1,128)
Income tax expense (benefit) related to other comprehensive income..........    (1,122)      (106)       534
                                                                               -------    -------    -------
    Other comprehensive income (loss), net of income taxes..................    (2,177)      (206)     1,036
                                                                               -------    -------    -------
    Comprehensive income....................................................   $ 2,423    $ 4,294    $ 5,436
                                                                               =======    =======    =======

PER SHARE DATA:
Net income..................................................................   $  2.17    $  2.04    $  2.00
Cash dividends declared.....................................................   $  0.57    $  0.37    $  0.30
Average common shares outstanding........................................... 2,125,164  2,205,545  2,200,960




See notes to consolidated financial statements.





COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                           ----------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31                                                                                  1999        1998
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks................................................................. $ 10,991    $ 11,464
Federal funds sold......................................................................                7,700
Investment securities available-for-sale................................................  105,630     109,626
Loans held for sale, net................................................................                  503
Loans, net of unearned income...........................................................  276,850     248,140
  Less: allowance for loan losses.......................................................    3,799       4,050
                                                                                         --------    --------
Net loans...............................................................................  273,051     244,090
Premises and equipment, net.............................................................    9,537       7,016
Accrued interest receivable.............................................................    2,166       2,297
Other assets............................................................................    5,737       5,555
                                                                                         --------    --------
    Total assets........................................................................ $407,112    $388,251
                                                                                         ========    ========

LIABILITIES:
Deposits:
  Noninterest-bearing................................................................... $ 36,061    $ 36,024
  Interest-bearing......................................................................  326,422     308,229
                                                                                         --------    --------
    Total deposits......................................................................  362,483     344,253
Short-term borrowings...................................................................    5,500
Long-term debt..........................................................................       39          41
Accrued interest payable................................................................    1,976       1,740
Other liabilities.......................................................................    1,639       2,483
                                                                                         --------    --------
    Total liabilities...................................................................  371,637     348,517
                                                                                         --------    --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 1999, 2,035,784 shares; 1998, 2,207,022 shares.........................................      672         729
Capital surplus.........................................................................    6,199       6,537
Retained earnings.......................................................................   29,387      31,074
Accumulated other comprehensive income (loss)...........................................     (783)      1,394
                                                                                         --------    --------
    Total stockholders' equity..........................................................   35,475      39,734
                                                                                         --------    --------
    Total liabilities and stockholders' equity.......................................... $407,112    $388,251
                                                                                         ========    ========













See notes to consolidated financial statements.



COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          --------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   ACCUMULATED
                                                                                         OTHER         TOTAL
                                                     COMMON  CAPITAL  RETAINED   COMPREHENSIVE  STOCKHOLDERS'
FOR THE THREE YEARS ENDED DECEMBER 31, 1999           STOCK  SURPLUS  EARNINGS    INCOME(LOSS)        EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996............................ $726   $6,317   $23,649         $   564       $31,256
Net income............................................                   4,400                         4,400
Dividends declared: $0.30 per share...................                    (659)                         (659)
Dividend reinvestment plan: 2,325 shares issued.......    1       68                                      69
Net changes in other comprehensive income (loss)......                                   1,036         1,036
                                                       ----   ------   -------         -------       -------
BALANCE, DECEMBER 31, 1997............................  727    6,385    27,390           1,600        36,102
Net income............................................                   4,500                         4,500
Dividends declared: $0.37 per share...................                    (816)                         (816)
Dividend reinvestment plan: 4,617 shares issued.......    2      152                                     154
Net changes in other comprehensive income (loss)......                                    (206)         (206)
                                                       ----   ------   -------         -------       -------
BALANCE, DECEMBER 31, 1998............................  729    6,537    31,074           1,394        39,734
Net income............................................                   4,600                         4,600
Dividends declared: $0.57 per share...................                  (1,196)                       (1,196)
Dividend reinvestment plan: 6,409 shares issued.......    2      195                                     197
Repurchase and retirement: 177,647 shares.............  (59)    (533)   (5,091)                       (5,683)
Net changes in other comprehensive income (loss)......                                  (2,177)       (2,177)
                                                       ----   ------   -------         -------       -------
BALANCE, DECEMBER 31, 1999............................ $672   $6,199   $29,387         $  (783)      $35,475
                                                       ====   ======   =======         =======       =======

















See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31                                                              1999      1998      1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................... $  4,600  $  4,500  $  4,400
Adjustments:
  Provision for loan losses....................................................      535       855       360
  Depreciation, amortization and accretion.....................................    1,787     1,317       947
  Amortization of loan fees....................................................     (161)     (186)     (195)
  Deferred income tax expense (benefit)........................................       60       (95)       41
  Gains on sale of investment securities available-for-sale....................     (408)   (1,128)
  Losses (gains) on other real estate..........................................      (20)      139       (49)
  Losses on disposition of equipment...........................................                 87
  Changes in:
    Loans held for sale, net...................................................      503      (503)
    Accrued interest receivable................................................      131       278        96
    Other assets...............................................................      511        (9)      (81)
    Accrued interest payable...................................................      236        26      (146)
    Other liabilities..........................................................     (883)      571       170
                                                                                --------  --------  --------
      Net cash provided by operating activities................................    6,891     5,852     5,543
                                                                                --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale investment securities.................   11,128     1,659
Proceeds from repayments of available-for-sale investment securities...........   39,061    45,175    31,150
Purchases of available-for-sale investment securities..........................  (49,707)  (50,198)  (33,392)
Proceeds from sale of loans....................................................                        3,439
Proceeds from sale of other real estate........................................      280       275       400
Net decreases (increases) in lending activities................................  (29,714)    1,421   (17,974)
Purchases of premises and equipment............................................   (3,197)   (3,940)   (1,057)
Proceeds from acquisition of branches, net.....................................                       16,268
                                                                                --------  --------  --------
      Net cash used in investing activities....................................  (32,149)   (5,608)   (1,166)
                                                                                --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts..................   23,846     3,901       (56)
  Time deposits................................................................   (5,616)    7,971    (7,093)
  Short-term borrowings........................................................    5,500    (9,575)    9,575
Payments on long-term debt.....................................................       (2)       (3)       (2)
Proceeds from the issuance of common shares....................................      197       154        69
Repurchase and retirement of common shares.....................................   (5,683)
Cash dividends paid............................................................   (1,157)     (793)     (637)
                                                                                --------  --------  --------
      Net cash provided by financing activities................................   17,085     1,655     1,856
                                                                                --------  --------  --------
      Net increase (decrease) in cash and cash equivalents.....................   (8,173)    1,899     6,233
      Cash and cash equivalents at beginning of year...........................   19,164    17,265    11,032
                                                                                --------  --------  --------
      Cash and cash equivalents at end of year................................. $ 10,991  $ 19,164  $ 17,265
                                                                                ========  ========  ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest..................................................................... $ 13,786  $ 13,934  $ 14,112
  Income taxes.................................................................    1,379     1,066     1,022
Noncash items:
  Transfers of loans to other real estate......................................      379       249       336
  Unrealized losses (gains) on available-for-sale securities................... $  2,177  $    206  $ (1,036)
  Fair value of assets acquired and liabilities assumed:
    Loans, premises and equipment..............................................                     $    730
    Core deposit intangible....................................................                        2,178
    Cash received..............................................................                       16,268
    Accrued interest payable...................................................                         (102)
                                                                                                    --------
    Deposit liabilities assumed................................................                     $ 19,074
                                                                                                    ========

See notes to consolidated financial statements.












1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

Comm Bancorp, Inc., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its one wholly-owned subsidiary, Community Bank and Trust Company ("Community Bank"), and Community Bank's wholly-owned subsidiary, Community Leasing Corporation (collectively, the "Company"). The Company services its individual and commercial customers through fourteen full-service branches located within the Lackawanna, Susquehanna, Wayne and Wyoming counties of Pennsylvania.

Community Bank's primary product is loans to finance one-to-four family residential properties. Other lending products include loans to small- and medium-sized businesses and individuals. Community Bank primarily funds its loans by offering certificates of deposit to commercial enterprises and individuals. Other deposit product offerings include various demand and savings accounts. In addition, Community Bank provides fiduciary services through its Trust and Financial Services Division.

Community Leasing Corporation provides equipment lease financing to customers, who are predominantly small- and middle-market businesses.

The Company faces competition primarily from commercial banks, thrift institutions and credit unions within the Northeastern Pennsylvania market, many of which are substantially larger in terms of assets and liabilities. In addition, mutual fund and security brokers compete for various types of deposits, and consumer, mortgage, leasing and insurance companies compete for various types of loans and leases. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

The Company is subject to regulations of certain federal and state regulatory agencies and undergoes periodic examinations.

SEGMENT DISCLOSURE:

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

stockholders. A public business enterprise must report financial and descriptive information about its reportable operating segments.
Operatingsegments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

SFAS No. 131 states that two or more operating segments may be aggregated into a single segment if the segments have similar: (i) economic characteristics; (ii) products and services; (iii) operating processes;
(iv) customer bases; (v) delivery system; and (vi) regulatory oversight. The Company's fourteen branch banking offices, all similar with respect to these characteristics, have exhibited similar long-term financial performance. Therefore, they were aggregated into a single operating segment. The Company did not have any other reportable operating segments during the three years ended December 31, 1999.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

acquired through foreclosure and intangible assets. Actual results could differ from those estimates.

Management maintains the allowance for loan losses at a level it believes adequate to absorb estimated potential credit losses. The Company employs the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan Losses as the primary analytical tool in assessing the adequacy of the allowance account by assigning qualitative factors to each element of the allowance. The allowance for loan losses consists of two elements: allocated and unallocated.

The Company utilizes the loss mitigation method for estimating the allocated portion of the allowance for loan losses. Loss mitigation involves determining the percentage of each classification of individual loans and loan pools that are expected to result ultimately in loss based on historical experience. Commercial loans and commercial real estate loans are classified and have historical percentages applied on an asset by asset basis. Residential mortgage and consumer loans have historical percentages applied on a pool by pool basis. The historical loss percentages are updated quarterly and are based on the actual amount of loans in each classification that resulted in loss over the past eight quarters. The historical loss experience is only a starting point for estimating the allowance for loan losses. Management adds to these historical loss percentages a qualitative percentage representing a number of other relevant factors that may cause estimated credit losses associated with the Company's current portfolio to differ from historical loss. These risk factors include: (i) changes in lending policies and procedures; (ii) economic conditions; (iii) nature and volume of the portfolio; (iv) loan review system; (v) volumes of past due and impaired loans; (vi) concentrations; (vii) borrowers' financial status; (viii) collateral value; (ix) experience, ability and depth of lending management; and (x) other factors deemed relevant.

The unallocated portion is used to cover inherent losses that exist as of the evaluation date, but which have not been identified by the loss mitigation method due to limitations in the process. One such limitation is that it does not take into account deviations of current losses from historical experience. This may cause estimated credit losses associated with the Company's current portfolio to differ from historical loss experience resulting in an allowance that is higher or lower than the appropriate level. Management establishes the unallocated element of the allowance judgmentally by considering a number of the risk factors similar to the ones used for determining the allocated element.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Management monitors the adequacy of the allocated portion of the allowance quarterly and adjusts the allowance for any deficiencies through normal operations. This self-correcting mechanism reduces potential differences between estimates and actual observed losses. In addition, the unallocated portion of the allowance is examined to ensure that it remains relatively constant in relation to the total allowance unless there are changes in the related criteria that would indicate a need to either increase or decrease it. The determination of the allowance for loan loss level inherently involves a high degree of uncertainty due to the fact that knowledge of the portfolio may be incomplete. Accordingly, management cannot ensure that charge-offs in the future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required resulting in an adverse impact on operating results.

Additionally, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and foreclosed real estate. These agencies may require the Company to recognize additions to the allowance based on information available to them at the time of their examination. Management is unaware of any such requirements based on the results of the Company's latest regulatory examination at September 30, 1999.

As subsequently discussed in this note, in cases where quoted market prices are not available, fair values of financial instruments are based on estimates using present value or other valuation techniques which are subject to change.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

INVESTMENT SECURITIES:

Investment securities are classified and accounted for as either held-to-maturity, available-for-sale or trading based on management's intent at the time of acquisition. Management is required to reassess the appropriateness of the classifications at each reporting date. The Company does not buy or hold securities principally for the purpose of selling them in the near term in order to generate profits from market appreciation. Accordingly, there were no investment securities classified as trading at December 31, 1999 and 1998.

The Company classifies debt securities as held-to-maturity when management has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. The Company did not have any investment securities classified as held-to-maturity at December 31, 1999 and 1998.

Investment securities are designated as available-for-sale when they are to be held for indefinite periods of time for the purpose of implementing management's asset/liability strategies. The Company may also sell these securities in response to changes in interest rates, prepayment risk, liquidity requirements or other circumstances identified by management.

Available-for-sale securities are carried at estimated fair value with unrealized gains and losses and their related income tax effect included in other comprehensive income, which is reported as a separate component of stockholders' equity, net of income tax, except for restricted equity investment securities of the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh") and Federal Reserve Bank of Philadelphia ("FRB") which are carried at cost. Estimated fair values for investment securities are based on quoted market prices from a national electronic pricing service. Except for restricted equity investment securities, all of the Company's investments trade actively in a liquid market.

Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums are amortized and discounts are accreted over the contractual lives of investment securities using the interest method, except for mortgage-backed securities, where amortization and accretion are based on principal repayments.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Management periodically evaluates each investment security to determine if a decline in fair value below its amortized cost is other than temporary. If a decline is judged to be other than temporary, the individual security is written-down to fair value with the amount of the write-down included in earnings.

Transfers of securities between categories are recorded at fair value at the date of the transfer. The accounting for the resulting unrealized gains or losses is determined by the category into which the security is transferred.

On July 7, 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133."
This Statement delayed the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for one year. SFAS
No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) a hedge of foreign currency exposures. SFAS No. 133 was originally scheduled to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 amended SFAS No. 133 making the Statement effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The anticipated adoption of SFAS No. 133 on January 1, 2001, is not expected to have a material effect on operating results or financial position as the Company has no instruments that qualify as derivatives or hedges nor does it expect to be affected by the provisions for potential reclassification of investment securities.

The Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," on January 1, 1999. This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities,"

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

to require that after securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests as held-to-maturity, available-for-sale or trading, based on its ability and intent to sell or hold those investments, in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement also requires a mortgage banking enterprise to classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. The adoption of SFAS No. 134 did not have a material effect on the Company's operating results or financial position as it has no retained mortgage-backed securities or other interests from the securitization of mortgage loans held for sale.

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

LOANS:

Loans, including direct financing leases, are stated at outstanding principal balances, net of unearned interest and net deferred loan fees. Interest income is accrued on the principal amount outstanding, except for certain scheduled payment loans for which interest is accrued based on a predetermined amortization schedule. Unearned interest on leases and installment loans is recognized over the respective loan terms using the effective interest method. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized over the contractual life of the related loan as an adjustment to yield. Other credit related fees, such as commercial letters of credit fees and fees on unused, available lines of credit are recorded as service charges, fees and commissions in noninterest income when earned. For direct financing leases, any gain or loss realized upon disposal of equipment returned at the end of the lease term is included in other income or expense.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

NONPERFORMING ASSETS:

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. When the value of an impaired loan is less than the recorded investment in the loan, the impairment is recognized by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses. The Company utilizes the specific identification method in considering each loan for impairment disclosure.

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include accruing loans past due 90 days or more and impaired loans. Impaired loans consist of nonaccrual and restructured loans. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been placed on nonaccrual status are credited to income when received unless the collectibility of principal is in doubt, causing all collections to be applied as principal reductions.

A nonaccrual loan is returned to performing status when the loan is current as to principal and interest and has performed according to the contractual terms for a minimum of six months. Restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower's financial condition. Interest income on restructured loans is recognized when earned, using the interest method. The Company had the same one restructured loan during 1999 and 1998.

Foreclosed assets are comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures. The Company includes such properties in other assets. A loan is classified as in-substance

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES (CONTINUED):

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

Nonaccrual, restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted or classifications should be changed. Consumer loans are considered losses when they are 120 days past due, except those expected to be recovered through insurance or collateral disposition proceeds.
The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

depreciation are eliminated and any resulting gain or loss is reflected in noninterest income or noninterest expense. Depreciation is computed principally using the straight-line method based on the following useful lives:

Premises...................................................... 15-45 years
Equipment.....................................................  5-10 years
Leasehold improvements........................................    15 years

MORTGAGE SERVICING RIGHTS:

The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," on January 1, 1997. This Statement superseded SFAS No. 122, "Accounting for Mortgage Servicing Rights," which was effective January 1, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 125 also provides implementation guidance for: (i) assessing isolation of transferred assets and for accounting for transfers of partial interests; (ii) servicing of financial assets; (iii) securitizations; (iv) transfers of sales-type and direct financing lease receivables; (v) securities lending transactions;
(vi) repurchase agreements; (vii) dollar-roll transactions; (viii) wash sales; (ix) loan syndications and participations; (x) risk participations in bankers' acceptances; (xi) factoring arrangements; (xii) transfers of receivables with recourse; and (xiii) extinguishment of liabilities. The accounting and reporting standards in SFAS No. 125 are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an enterprise recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, except as amended in SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." Specifically, the provisions identified as being deferred under SFAS No. 127 include secured borrowings, collateralizations and transfers of financial assets that are part of repurchase agreements, dollar-rolls, securities lending and similar transactions. The Company adopted SFAS No. 127 on January 1, 1998. During 1999 and 1998, the Company had no transfers of financial assets nor

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

extinguishment of liabilities that fell under the scope of SFAS No. 127, therefore, the adoption of the Statement had no material effect on operating results or financial position.

A mortgage servicing right is determined by allocating the total costs incurred between the loan sold and the servicing right, based on their relative fair values at the date of the sale. The servicing right is amortized in proportion to, and over the period of, estimated net servicing income. In addition, a servicing right is assessed for impairment at each reporting date based on the fair value of the right.

To determine the fair value of the servicing right, the Company estimates the present value of future cash flows incorporating assumptions such as cost of servicing, discount rates, prepayment speeds and default rates.
For purposes of measuring impairment, the rights are stratified by loan type, term and interest rate. The amount of impairment recognized, through a valuation allowance, is the amount by which the mortgage servicing rights for a stratum exceed their fair value. Mortgage servicing rights are included in other assets. Amortization of the rights is included in noninterest income as a charge against mortgage servicing fees. At
December 31, 1999 and 1998, the cost of the mortgage servicing rights approximated their fair value.

LONG-LIVED AND INTANGIBLE ASSETS:

Goodwill, the excess cost over the net assets acquired in a business combination accounted for as a purchase, is included in other assets and amortized on a straight-line basis over 15 years. The core deposit intangible that resulted from branch acquisitions is included in other assets and amortized on a straight-line basis over eight years. Management, on a periodic basis, reviews goodwill and the core deposit intangible and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of these assets. Impairment, if any, is measured on a discounted cash flow basis. As of December 31, 1999 and 1998, there were no events or changes in circumstances that would lead management to believe that the carrying amounts of these assets may not be recoverable.

EMPLOYEE BENEFIT PLANS:

On January 1, 1998, the Company adopted SFAS No. 132, "Employers'
Disclosures about Pensions and Other Postretirement Benefits."  The

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

1. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONTINUED):

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

Approximately 96.2 percent and 96.8 percent of the Company's assets and
99.6 percent and 99.3 percent of its liabilities were considered financial instruments at December 31, 1999 and 1998, respectively. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. In many cases, these values cannot be realized in immediate settlement of the instrument.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

DEPOSITS WITH STATED MATURITIES: The carrying value of adjustable-rate, fixed-term time deposits approximates their fair value at the reporting date. For fixed-rate time deposits, the present value of future cash flows is used to estimate fair value. The discount rates used are the current rates offered for time deposits with similar maturities.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

ADVERTISING COSTS:

The Company expenses advertising costs as incurred. Advertising costs totaled $279 in 1999, $281 in 1998 and $217 in 1997.

INCOME TAXES:

The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The amount of deferred tax assets is reduced, if necessary, to the amount that, based on available evidence, will more likely than not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Parent Company and its subsidiary file a consolidated federal income tax return. The subsidiary provides for income taxes on a separate return basis, and remits amounts determined to be currently payable to the Parent Company.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

EARNINGS PER COMMON SHARE AND CAPITAL STRUCTURE:

The Company adopted SFAS No. 128, "Earnings Per Share" in 1998. The object of SFAS No. 128 was to simplify the earnings per share ("EPS") calculation and to make the United States standard for computation compatible with the EPS standards of other countries and with those of the International Accounting Standards Committee.

Under SFAS No. 128, two EPS calculations are required. Basic EPS is computed by dividing net income by the weighted-average common shares outstanding, and dilutive EPS is based on the weighted-average common shares outstanding plus all dilutive potential common shares outstanding.

The Company had no dilutive potential common shares outstanding during the three-year period ended December 31, 1999, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.

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

2. CASH AND DUE FROM BANKS:

The Federal Reserve Act, as amended by the Monetary Control Act of 1980, imposes reserve requirements on all member depository institutions. The Company's required reserve balances were $4,077 and $2,004 at December 31, 1999 and 1998, respectively, which were satisfied through the restriction of vault cash. These reserve requirements averaged $3,611 in 1999 and $1,862 in 1998.

Community Bank maintains compensating balances with the FRB and various other correspondent banks, most of which are not required, to offset specific charges for check clearing and other services. Balances maintained for this purpose were $4,941 and $8,224 at December 31, 1999 and 1998, respectively. Compensating balances with correspondent banks averaged $4,625 in 1999 and $5,150 in 1998.

3. INVESTMENT SECURITIES:

For the years ended December 31, 1999 and 1998, the Company classified all investment securities as available-for-sale. The amortized cost and fair value of available-for-sale securities at December 31, 1999 and 1998, are summarized as follows:


                                            AMORTIZED  UNREALIZED  UNREALIZED      FAIR
DECEMBER 31, 1999                                COST       GAINS      LOSSES     VALUE
---------------------------------------------------------------------------------------
U.S. Treasury securities.................... $  3,631                  $   36  $  3,595
U.S. Government agencies....................    1,661                      26     1,635
State and municipals........................   34,928        $108         255    34,781
Mortgage-backed securities..................   64,748           2       1,227    63,523
Equity securities...........................    1,848         248                 2,096
                                             --------        ----      ------  --------
  Total..................................... $106,816        $358      $1,544  $105,630
                                             ========        ====      ======  ========

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
                                             ========      ======        ====  ========


Proceeds from the sales of available-for-sale securities amounted to $11,128 in 1999 and $1,659 in 1998. There were no sales of available-for-sale securities during 1997. The Company realized gross gains from securities sales of $408 in 1999 and $1,128 in 1998. Income tax expense related to net realized investment security gains amounted to $139 and $383 in 1999 and 1998, respectively.

The Company includes net unrealized holding gains and losses on available-for-sale securities as a separate component of stockholders' equity. The Company had a net unrealized holding loss of $783, net of income tax benefits of $403, at December 31, 1999, and a net unrealized holding gain of $1,394, net of income taxes of $719 at December 31, 1998.

Investment securities with an amortized cost of $35,157 at December 31, 1999, and $28,895 at December 31, 1998, were pledged to secure deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. The fair value of these securities was $34,406 at December 31, 1999, and $28,836 at December 31, 1998.

3. INVESTMENT SECURITIES (CONTINUED):

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at December 31, 1999, is summarized in the table that follows. The weighted-average yield based on amortized cost has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, collateralized mortgage obligations ("CMOs") and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities or estimated maturities for mortgage-backed securities and CMOs because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                AFTER ONE       AFTER FIVE
                                  WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                 ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                              ------------------------------------------------------------------------------
DECEMBER 31, 1999             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities.... $   599   4.05% $ 3,032   5.06%                                 $  3,631   4.89%
U.S. Government agencies....     650   5.74    1,011   6.20                                     1,661   6.02
State and municipals........   1,320   7.28    3,975   6.67   $8,195   7.91% $21,438   7.96%   34,928   7.78
Mortgage-backed securities..  19,226   5.97   44,555   5.95      967   6.02                    64,748   5.96
Equity securities...........                                                   1,848   6.32     1,848   6.32
                             -------         -------          ------         -------         --------
  Total..................... $21,795   5.99% $52,573   5.96%  $9,162   7.71% $23,286   7.83% $106,816   6.52%
                             =======         =======          ======         =======         ========

Fair value:
U.S. Treasury securities.... $   599         $ 2,996                                         $  3,595
U.S. Government agencies....     650             985                                            1,635
State and municipals........   1,320           3,957          $8,161         $21,343           34,781
Mortgage-backed securities..  19,012          43,585             926                           63,523
Equity securities...........                                                   2,096            2,096
                             -------         -------          ------         -------         --------
  Total..................... $21,581         $51,523          $9,087         $23,439         $105,630
                             =======         =======          ======         =======         ========

Except for U.S. Treasury securities and U.S. Government agencies, including mortgage-backed securities, there were no securities of any individual issuer that exceeded 10.0 percent of the Company's stockholders' equity at December 31, 1999 and 1998. Except for $313 of tax-exempt obligations of local municipalities, all of the investment securities in the Company's portfolio are considered "investment grade," receiving a rating of "Baa" or higher from Moody's or "BBB" or higher from Standard and Poor's rating services at December 31, 1999.

4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES:

On May 27, 1999, the Commonwealth of Pennsylvania's Department of Banking approved the formation of Community Leasing Corporation, a wholly-owned subsidiary of Community Bank. Community Leasing Corporation began offering direct financing leases of commercial equipment to area businesses during the second quarter of 1999. Revenues from direct financing leases did not meet any of the quantitative thresholds for required segment disclosure under SFAS No. 131.

The major classifications of loans outstanding, net of unearned interest of $2,148 and $2,132 and loan fees of $532 and $651 at December 31, 1999 and 1998, respectively, are summarized as follows:


DECEMBER 31                                                            1999        1998
---------------------------------------------------------------------------------------
Commercial, financial and others.................................. $ 43,907    $ 31,044
Real estate:
  Construction....................................................    3,164       2,108
  Mortgage........................................................  198,423     186,004
Consumer, net.....................................................   30,830      28,984
Lease financing, net..............................................      526
                                                                   --------    --------
    Total......................................................... $276,850    $248,140
                                                                   ========    ========

Fixed-rate loans totaled $214,778 at December 31, 1999, while loans with adjustable interest rates totaled $62,072. At December 31, 1998, fixed-rate loans totaled $199,509 and adjustable-rate loans totaled $48,631.

During 1997, the Company sold student loans with a carrying value of $3,405 to its servicing agent. The Company recognized a gain of $34 on the sale.

The maturity distribution of the loan portfolio by major classification at December 31, 1999, is summarized as follows:


                                                 AFTER ONE
                                     WITHIN      BUT WITHIN       AFTER
DECEMBER 31, 1999                   ONE YEAR     FIVE YEARS     FIVE YEARS        TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others.... $22,752        $14,148       $  7,007     $ 43,907
Real estate:
 Construction.......................   3,164                                      3,164
 Mortgage...........................  25,719         59,808        112,896      198,423
Consumer, net.......................  11,983         15,324          3,523       30,830
Lease financing, net................     156            370                         526
                                     -------        -------       --------     --------
    Total........................... $63,774        $89,650       $123,426     $276,850

4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED):

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $4,134 at December 31, 1999, and $3,696 at December 31, 1998. Advances and repayments during 1999 totaled $3,502 and
$3,064, respectively. These loans are made during the ordinary course of business at the Company's normal credit terms. There were no related party loans that were classified as nonaccrual, past due, restructured or considered a potential credit risk at December 31, 1999 and 1998.

At December 31, 1999, substantially all of the Company's loans consisted of loans that are at least partially secured by real estate in Lackawanna, Susquehanna, Wayne and Wyoming counties of Northeastern Pennsylvania. Therefore, the Company's primary concentration of credit risk is related to the real estate market in the Northeastern Pennsylvania area. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectibility of this portion of the Company's loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The analysis of changes affecting the allowance for loan losses account for the three-years ended December 31, 1999, 1998 and 1997, is summarized as follows:


                                                                  1999    1998    1997
--------------------------------------------------------------------------------------
Balance, January 1............................................. $4,050  $3,798  $3,944
Provision for loan losses......................................    535     855     360
Loans charged-off..............................................   (964)   (789)   (657)
Loans recovered................................................    178     186     151
                                                                ------  ------  ------
Balance, December 31........................................... $3,799  $4,050  $3,798
                                                                ======  ======  ======



4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED):

Information concerning nonperforming assets at December 31, 1999 and 1998, is summarized as follows:


DECEMBER 31                                                                1999    1998
---------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial, financial and others........................................ $  166  $   78
Real estate:
  Construction..........................................................
  Mortgage..............................................................  2,272   2,223
Consumer, net...........................................................     33       7
Lease financing, net....................................................
                                                                         ------  ------
    Total nonaccrual loans..............................................  2,471   2,308
                                                                         ------  ------
Restructured loans......................................................    149     174
                                                                         ------  ------
    Total impaired loans................................................  2,620   2,482
                                                                         ------  ------

Accruing loans past due 90 days or more:
Commercial, financial and others........................................    726     131
Real estate:
  Construction..........................................................
  Mortgage..............................................................  2,768   1,035
Consumer, net...........................................................    471     387
Lease financing, net....................................................
                                                                         ------  ------
    Total accruing loans past due 90 days or more.......................  3,965   1,553
                                                                         ------  ------
    Total nonperforming loans...........................................  6,585   4,035
                                                                         ------  ------
Foreclosed assets.......................................................    359     240
                                                                         ------  ------
    Total nonperforming assets.......................................... $6,944  $4,275
                                                                         ======  ======


Information relating to the Company's recorded investment in impaired loans at December 31, 1999 and 1998, is summarized as follows:


DECEMBER 31                                                                1999    1998
---------------------------------------------------------------------------------------
Impaired loans:
With a related allowance................................................ $2,471  $2,308
With no related allowance...............................................    149     174
                                                                         ------  ------
  Total................................................................. $2,620  $2,482
                                                                         ======  ======


The analysis of changes affecting the allowance for loan losses related to impaired loans at December 31, 1999, 1998 and 1997, is summarized as follows:


                                                                   1999    1998    1997
---------------------------------------------------------------------------------------
Balance, January 1............................................... $ 642   $ 541   $ 650
Provision for loan losses........................................   472     342       4
Loans charged-off................................................  (546)   (286)   (113)
Loans recovered..................................................    45      45
                                                                  -----   -----   -----
Balance, December 31............................................. $ 613   $ 642   $ 541
                                                                  =====   =====   =====



4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED):

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-years ended December 31, 1999, is summarized as follows:


YEAR ENDED DECEMBER 31                                             1999    1998    1997
---------------------------------------------------------------------------------------
Gross interest due under terms.................................. $  253  $  175  $  174
Interest income recognized......................................     38      98      84
                                                                 ------  ------  ------
Interest income not recognized.................................. $  215  $   77  $   90
                                                                 ======  ======  ======

Interest income recognized (cash-basis)......................... $   38  $   98  $   84

Average recorded investment in impaired loans................... $2,721  $1,867  $2,368


Cash received on impaired loans applied as a reduction of principal totaled $267 in 1999, $650 in 1998 and $587 in 1997. There were no commitments to extend additional funds to customers with impaired loans at December 31, 1999 and 1998.

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

The contractual amounts of off-balance sheet commitments at December 31, 1999 and 1998, are summarized as follows:


DECEMBER 31                                                               1999     1998
---------------------------------------------------------------------------------------
Commitments to extend credit.......................................... $22,338  $15,288
Unused portions of home equity and credit card lines..................   2,981    1,999
Commercial letters of credit..........................................   1,057      808
                                                                       -------  -------
  Total............................................................... $26,376  $18,095
                                                                       =======  =======


5. COMMITMENTS, CONCENTRATIONS AND CONTINGENT LIABILITIES (CONTINUED):

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

The Company employs the same credit policies and requirements in making off-balance sheet credit commitments as it does for on-balance sheet instruments. Provision for losses, if any, is included in the Company's allowance for loan losses. No provision was deemed necessary at December 31, 1999 and 1998. These commitments are generally issued for one year or less and often expire unused in whole or in part by the customer.

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


5. COMMITMENTS, CONCENTRATIONS AND CONTINGENT LIABILITIES (CONTINUED):

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and depository institutions. The Company evaluates the counterparty's creditworthiness and type of collateral on a case-by-case basis. At December 31, 1999 and 1998, there were no significant concentrations of credit risk from any one issuer with the exception of U.S. Treasury securities and U.S. Government agencies, including mortgage-backed securities.

Neither the Company or any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the Company's results of operations or financial position.

6. PREMISES AND EQUIPMENT, NET:

Premises and equipment at December 31, 1999 and 1998, are summarized as follows:


DECEMBER 31                                                               1999     1998
---------------------------------------------------------------------------------------
Land.................................................................. $ 2,213  $ 1,575
Premises..............................................................   8,467    7,660
Leasehold improvements................................................     232      232
Furniture and equipment...............................................   5,557    3,831
                                                                       -------  -------
  Total premises and equipment........................................  16,469   13,298
Less: accumulated depreciation........................................   6,932    6,282
                                                                       -------  -------
  Premises and equipment, net......................................... $ 9,537  $ 7,016
                                                                       =======  =======

Amounts charged to noninterest expense for depreciation amounted to $676 in 1999, $609 in 1998 and $571 in 1997. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $49 in 1999, $65 in 1998 and $64 in 1997.

Certain facilities are leased under operating lease agreements expiring at various dates until the year 2009. Two leases contain escalation clauses that provide for inflation adjustments, and several contain renewal options. The realty leases require the Company to pay real estate taxes, insurances and repair costs. Rental expense on operating leases amounted to $114 in 1999, $153 in 1998 and $164 in 1997.


6. PREMISES AND EQUIPMENT, NET (CONTINUED):

Future minimum required annual rentals under noncancellable leases are summarized as follows:


2000................................................................ $110
2001................................................................  106
2002................................................................   94
2003................................................................   94
2004................................................................   69
2005 and thereafter.................................................  281
                                                                     ----
  Total............................................................. $754
                                                                     ====
As part of its Year 2000 ("Y2K") readiness, the Company evaluated and tested all computer hardware and software to determine Y2K compliance. Based on this evaluation, noncompliant assets having a net book value of $87 were disposed of in 1998. This loss on disposition was included in noninterest expense in 1998. There were no such Y2K remediation costs incurred during 1999.

7. OTHER ASSETS:

The major components of other assets at December 31, 1999 and 1998, are summarized as follows:


DECEMBER 31                                                                1999    1998
---------------------------------------------------------------------------------------
Goodwill................................................................ $  785  $1,004
Core deposit intangible.................................................  1,620   1,890
Deferred income taxes...................................................  1,742     680
Foreclosed assets.......................................................    359     240
Mortgage servicing rights...............................................     49      21
Other...................................................................  1,182   1,720
                                                                         ------  ------
  Total................................................................. $5,737  $5,555
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


7. OTHER ASSETS (CONTINUED):

Amortization expense of goodwill amounted to $218 per year for 1999, 1998 and 1997. Amortization expense of the core deposit intangible amounted to $270 in 1999 and 1998 and $18 in 1997.

During 1998, the Company began originating one-to-four family residential mortgage loans for sale on the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $5,505 at December 31, 1999, and $2,127 at December 31, 1998. Custodial escrow balances maintained in connection with the loan servicing and included in demand deposits, were $7 and $3, respectively, at December 31, 1999 and 1998.

The analysis of the changes in the balances of mortgage servicing assets for the years ended December 31, 1999 and 1998, is summarized as follows:


                                                                        1999       1998
---------------------------------------------------------------------------------------
Balance, January 1...................................................... $21        $ 0
Additions...............................................................  35         21
Amortization............................................................   7
                                                                         ---        ---
Balance, December 31.................................................... $49        $21
                                                                         ===        ===


At December 31, 1999 and 1998, the fair value of the mortgage servicing assets approximated their carrying value, therefore, no valuation allowance was deemed necessary.

8. DEPOSITS:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 1999 and 1998, are summarized as follows:


DECEMBER 31                                                             1999       1998
---------------------------------------------------------------------------------------
Interest-bearing deposits:
  Money market accounts............................................ $ 25,401   $ 17,869
  NOW accounts.....................................................   25,408     22,261
  Savings accounts.................................................   76,099     62,969
  Time deposits less than $100.....................................  176,261    178,042
  Time deposits $100 or more.......................................   23,253     27,088
                                                                    --------   --------
    Total interest-bearing deposits................................  326,422    308,229
Noninterest-bearing deposits.......................................   36,061     36,024
                                                                    --------   --------
    Total deposits................................................. $362,483   $344,253
                                                                    ========   ========




8. DEPOSITS (CONTINUED):

The Company accepts deposits of its directors, executive officers, principal stockholders or their affiliates on the same terms and at the prevailing interest rates offered at the time of deposit for comparable transactions with unrelated parties. The amount of related party deposits totaled $3,026 at December 31, 1999, and $2,741 at December 31, 1998.

The maturity distribution of time deposits $100 or more at December 31, 1999 and 1998, is summarized as follows:


DECEMBER 31                                                               1999     1998
---------------------------------------------------------------------------------------
Within three months................................................... $ 3,752  $ 7,956
After three months but within six months..............................   5,240    4,939
After six months but within twelve months.............................   5,411    8,802
After twelve months...................................................   8,850    5,391
                                                                       -------  -------
  Total............................................................... $23,253  $27,088
                                                                       =======  =======

Interest expense on time deposits $100 or more amounted to $1,293 in 1999, $1,409 in 1998 and $1,796 in 1997.

The aggregate amounts of maturities for all time deposits at December 31, 1999, are summarized as follows:

2000............................................................. $103,745
2001.............................................................   32,047
2002.............................................................   40,905
2003.............................................................   15,475
2004.............................................................    7,195
2005 and thereafter..............................................      147
                                                                  --------
  Total.......................................................... $199,514
                                                                  ========

The aggregate amount of deposits reclassified as loans was $160 at December 31, 1999, and $231 at December 31, 1998. Management evaluates transaction accounts that are overdrawn for collectibility as part of its evaluation for credit losses. At December 31, 1999 and 1998, no allowance was deemed necessary for these accounts. During 1999 and 1998, the Company had no deposits that were received on terms other than those available in the normal course of business.

9. SHORT-TERM BORROWINGS:

Short-term borrowings available to the Company consist of a line of credit and advances with the FHLB-Pgh secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying

9. SHORT-TERM BORROWINGS (CONTINUED):

collateral, such as investment and mortgage-backed securities and mortgage loans. The line is limited to the Company's maximum borrowing capacity ("MBC") with the FHLB-Pgh, which is based on a percentage of qualifying collateral assets. At December 31, 1999, the Company's MBC was $165.2 million. Interest accrues daily on the line based on the rate of FHLB-Pgh discount notes. This rate resets each day. The line is renewable annually on its anniversary date and carries no associated commitment fees. The FHLB-Pgh has the right to reduce or terminate the line at any time without prior notice and the Company may repay the line at any time without incurring prepayment penalties. Short-term advances are issued with maturities less than one year based on the FHLB-Pgh's current cost of funds rate. Advances are limited to the Company's MBC and are not prepayable. There are no commitment fees associated with the advances, except for those for forward settlement that are based on FHLB-Pgh hedging costs.

The Company had short-term borrowings of $5,500 outstanding at December 31, 1999. There were no short-term borrowings outstanding at December 31, 1998, under the line of credit agreement. The average daily balance and weighted-average rate on aggregate short-term borrowings was $1,393 at 5.3 percent in 1999 and $185 at 6.0 percent in 1998. The maximum amount of all short-term borrowings outstanding at any month-end was $7,025 during 1999 and $695 during 1998. Short-term borrowings during 1999 and 1998 consisted entirely of the FHLB-Pgh line of credit.

10. LONG-TERM DEBT:

Long-term debt at December 31, 1999 and 1998, consisted entirely of a 7.5 percent fixed-rate, amortizing advance from the FHLB-Pgh Community Investment Program. This advance matures on September 2, 2009. The scheduled principal payments on the note for the next five years total $3 for each of the four years 2000 through 2003 and $4 for 2004. The prepayment fee applicable to the advance is equal to the present value of the difference between cash flows generated at the advance rate from the date of the prepayment until the original maturity date, and the cash flows that would result from the interest rate posted by the FHLB-Pgh on the date of prepayment for an advance of comparable maturity. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB-Pgh stock. The average daily balance on long-term debt in 1999 was $40 with a weighted-average rate of 7.5 percent. For 1998, the average daily balance on long-term debt was $43 with a weighted-average rate of 7.0 percent.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of the Company's financial instruments at December 31, 1999 and 1998, is summarized as follows:


                                                     1999                  1998
                                              -------------------   -------------------
                                              CARRYING       FAIR   CARRYING       FAIR
DECEMBER 31                                      VALUE      VALUE      VALUE      VALUE
---------------------------------------------------------------------------------------
Financial assets:
Cash and cash equivalents.................... $ 10,991   $ 10,991   $ 19,164   $ 19,164
Investment securities........................  105,630    105,630    109,626    109,626
Loans held for sale, net.....................                            503        506
Net loans....................................  273,051    271,774    244,090    244,075
Accrued interest receivable..................    2,166      2,166      2,297      2,297
                                              --------   --------   --------   --------
  Total...................................... $391,838   $390,561   $375,680   $375,668
                                              ========   ========   ========   ========

Financial liabilities:
Deposits without stated maturities........... $162,969   $162,969   $139,123   $139,123
Deposits with stated maturities..............  199,514    201,561    205,130    207,153
Short-term borrowings........................    5,500      5,500
Long-term debt...............................       39         39         41         41
Accrued interest payable.....................    1,976      1,976      1,740      1,740
                                              --------   --------   --------   --------
  Total...................................... $369,998   $372,045   $346,034   $348,057
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

13. EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution plan covering all employees who meet the age and service requirements. Contributions to the plan, included in salaries and employee benefits expense, were $46 in 1999, $64 in 1998 and $68 in 1997.


14. INCOME TAXES:

For the years ended December 31, 1999, 1998 and 1997, the current and deferred amounts of the provision for income tax expense (benefit) are summarized as follows:


YEAR ENDED DECEMBER 31                                            1999     1998    1997
---------------------------------------------------------------------------------------
Current........................................................ $1,278   $1,313  $1,093
Deferred.......................................................     60      (95)     41
                                                                ------   ------  ------
  Total........................................................ $1,338   $1,218  $1,134
                                                                ======   ======  ======


A reconciliation between the effective income tax expense and the amount of income tax expense that would have been provided at the federal statutory tax rate of 34.0 percent for the years ended December 31, 1999, 1998 and 1997, is summarized as follows:


YEAR ENDED DECEMBER 31                                            1999     1998    1997
---------------------------------------------------------------------------------------
Federal income tax at statutory rate........................... $2,019   $1,944  $1,882
Differences resulting from:
  Tax-exempt interest, net.....................................   (675)    (709)   (733)
  Goodwill.....................................................     74       74      74
  Residential housing program tax credit.......................    (80)     (80)    (80)
  Other........................................................             (11)     (9)
                                                                ------   ------  ------
    Federal income tax on income before income taxes........... $1,338   $1,218  $1,134
                                                                ======   ======  ======

For the years ended December 31, 1999, 1998 and 1997, sources of change in deferred income taxes and the related tax effects are summarized as follows:


YEAR ENDED DECEMBER 31                                            1999     1998    1997
---------------------------------------------------------------------------------------
Allowance for loan losses..................................... $    94    $ (86)   $ 49
Loans, net of unearned income.................................      40       60      33
Accrued interest receivable...................................     (70)      27     (17)
Premises and equipment, net...................................      38      (54)    (26)
Core deposit intangible.......................................     (42)     (42)      2
                                                               -------    -----    ----
  Change in deferred income taxes affecting the statements of
   income.....................................................      60      (95)     41
Deferred income taxes on investment securities recognized in
 stockholders' equity.........................................  (1,122)    (106)    534
                                                               -------    -----    ----
    Total change in deferred income taxes..................... $(1,062)   $(201)   $575
                                                               =======    =====    ====








14. INCOME TAXES (CONTINUED):

The temporary differences that give rise to deferred tax assets and liabilities at December 31, 1999 and 1998, are summarized as follows:


DECEMBER 31                                                                1999    1998
---------------------------------------------------------------------------------------
Deferred tax assets:
  Investment securities................................................. $  403
  Allowance for loan losses.............................................  1,116  $1,210
  Loans, net of unearned income.........................................    181     221
  Accrued interest receivable...........................................    221     151
  Core deposit intangible...............................................     86      44
                                                                         ------  ------
    Total...............................................................  2,007   1,626
                                                                         ------  ------
Deferred tax liabilities:
  Investment securities.................................................            719
  Premises and equipment, net...........................................    265     227
                                                                         ------  ------
    Total...............................................................    265     946
                                                                         ------  ------
    Net deferred tax assets............................................. $1,742  $  680
                                                                         ======  ======

The Company has determined that it is not required to establish a valuation reserve for the deferred tax assets since it is more likely than not that the net deferred tax assets could be principally realized through carryback to taxable income in prior years and by future reversals of existing taxable temporary differences, or to a lesser extent, through future taxable income. The Company reviews the tax criteria related to the recognition of deferred tax assets on a quarterly basis. Banks in Pennsylvania are not subject to state or local income taxes, however, they pay a tax on capital. Such tax is included in other expenses.

Income tax expense (benefit) related to unrealized gains and losses and the reclassification adjustments included in other comprehensive income for the three years ended December 31, 1999, 1998 and 1997, were calculated using the prevailing statutory tax rate of 34.0 percent and are summarized as follows:


DECEMBER 31                                                                1999     1998     1997
-------------------------------------------------------------------------------------------------
Unrealized gains (losses) on investment securities available-for-sale.. $  (983)   $ 277     $534
Reclassification adjustment for gains included in net income...........    (139)    (383)
                                                                        -------    -----     ----
  Income tax expense (benefit) related to other comprehensive income... $(1,122)   $(106)    $534
                                                                        =======    =====     ====




15. PARENT COMPANY FINANCIAL STATEMENTS:


CONDENSED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31                                            1999     1998     1997
----------------------------------------------------------------------------------------
Income:
Dividends from subsidiary..................................... $ 6,744   $  752   $  602
Management fees from subsidiary...............................     296      340      249
Other income..................................................       7       44       81
                                                               -------   ------   ------
  Total income................................................   7,047    1,136      932
                                                               -------   ------   ------
Expense:
Occupancy and equipment expenses..............................      76       91       91
Other expenses................................................     584      592      509
                                                               -------   ------   ------
  Total expenses..............................................     660      683      600
                                                               -------   ------   ------
Income before income taxes and undistributed income of
 subsidiary...................................................   6,387      453      332
Income tax benefits...........................................    (128)    (118)    (106)
                                                               -------   ------   ------
Income before undistributed income of subsidiary..............   6,515      571      438
Equity in undistributed income (loss) of subsidiary...........  (1,915)   3,929    3,962
                                                               -------   ------   ------
  Net income.................................................. $ 4,600   $4,500   $4,400
                                                               =======   ======   ======

CONDENSED BALANCE SHEETS

DECEMBER 31                                                                1999     1998
Assets:
Cash................................................................... $    12  $   279
Investment in bank subsidiary..........................................  34,082   38,368
Investment securities available-for-sale...............................     948      389
Other assets...........................................................   1,552    1,590
                                                                        -------  -------
  Total assets......................................................... $36,594  $40,626
                                                                        =======  =======

Liabilities:
Dividends payable...................................................... $   326  $   287
Other liabilities......................................................     793      605
                                                                        -------  -------
  Total liabilities....................................................   1,119      892
Stockholders' equity...................................................  35,475   39,734
                                                                        -------  -------
  Total liabilities and stockholders' equity........................... $36,594  $40,626
                                                                        =======  =======




15. PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED):


CONDENSED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31                                           1999     1998     1997
---------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income................................................... $ 4,600  $ 4,500  $ 4,400
Adjustments:
  Equity in undistributed (income) loss of subsidiary........   1,915   (3,929)  (3,962)
  Depreciation and amortization..............................     294      294      294
  Changes in:
    Other assets.............................................     (38)    (401)     108
    Other liabilities........................................     201       39      (58)
                                                              -------  -------  -------
      Net cash provided by operating activities..............   6,972      503      782
                                                              -------  -------  -------

Cash flows from investing activities:
Proceeds from repayments of investment securities............       3
Purchases of investment securities...........................    (599)     (30)     (22)
                                                              -------  -------  -------
      Net cash used in investing activities..................    (596)     (30)     (22)
                                                              -------  -------  -------

Cash flows from financing activities:
Issuance of common stock.....................................     197      154       69
Repurchase and retirement of common shares...................  (5,683)
Cash dividends paid..........................................  (1,157)    (793)    (637)
                                                              -------  -------  -------
      Net cash used in financing activities..................  (6,643)    (639)    (568)
                                                              -------  -------  -------
      Net increase (decrease) in cash........................    (267)    (166)     192
      Cash at beginning of year..............................     279      445      253
                                                              -------  -------  -------
      Cash at end of year.................................... $    12  $   279  $   445
                                                              =======  =======  =======


16. REGULATORY MATTERS:

Under the Pennsylvania Business Corporation Law of 1988, as amended, the Company may not pay a dividend if, after giving effect thereto, either the Company could not pay its debts as they become due in the usual course of business, or the Company's total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: (i) financial statements prepared on the basis of GAAP;
(ii) financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; (iii) or a fair valuation or other method that is reasonable under the circumstances.

In addition, the Company is subject to dividend restrictions under the Pennsylvania Banking Code of 1965, as amended, which allows cash dividends to be declared and paid out of accumulated net earnings. More stringent


16. REGULATORY MATTERS (CONTINUED):

dividend restrictions apply under Federal Reserve Regulation H, which restricts calendar year dividend payments of member banks to the total of its net profits for that year combined with its retained net profits of the preceding two calendar years, less any required transfer to surplus, unless a bank has received prior approval from the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Accordingly, Community Bank, without prior approval from the Federal Reserve Board, may declare dividends to the Parent Company in 2000 totaling $2,014 plus net profits earned for the period from January 1, 2000, through the date of declaration, less any dividends previously paid in 2000.

Although subject to the aforementioned regulatory restrictions, the Company's consolidated retained earnings at December 31, 1999 and 1998, were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from Community Bank to the Parent Company in the form of loans and other extensions of credit is also limited. Under the provisions of Section 23A of the Federal Reserve Act, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 1999, the maximum amount available for transfer from Community Bank to the Parent Company in the form of loans amounted to $3,804. At December 31, 1999 and 1998, there were no loans outstanding, nor were any advances made during 1999 and 1998.

The Company and Community Bank are subject to certain regulatory capital requirements administered by the federal banking agencies, which are defined by Section 38 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Community Bank's financial statements. In the event an institution is deemed to be undercapitalized by such standards, FDICIA prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration


16. REGULATORY MATTERS (CONTINUED):

plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to the significantly or critically undercapitalized institutions including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Community Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The Company and Community Bank were categorized as well capitalized under the regulatory framework for prompt corrective action at December 31, 1999 and 1998, based on the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, the Company and Community Bank must maintain minimum Tier I, total and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. There are no conditions or events since the most recent notification that management believes have changed the Company's or Community Bank's category.

16. REGULATORY MATTERS (CONTINUED):

The Company's and Community Bank's capital ratios at December 31, 1999 and 1998, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by FDICIA, are summarized as follows:


                                                                                          MINIMUM TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                      MINIMUM FOR CAPITAL  PROMPT CORRECTIVE
                                                          ACTUAL        ADEQUACY PURPOSES  ACTION PROVISIONS
                                                   ---------------------------------------------------------
DECEMBER 31, 1999                                    AMOUNT    RATIO      AMOUNT   RATIO      AMOUNT   RATIO
------------------------------------------------------------------------------------------------------------
Tier I capital to risk-adjusted assets:
  Consolidated.................................... $ 33,848     14.6%    $ 9,271     4.0%    $13,907     6.0%
  Community Bank..................................   32,619     14.2       9,216     4.0      13,824     6.0
Total capital to risk-adjusted assets:
  Consolidated....................................   36,757     15.9      18,543     8.0      23,179    10.0
  Community Bank..................................   35,510     15.4      18,432     8.0      23,040    10.0
Tier I capital to total average assets
 less intangible assets:
  Consolidated....................................   33,848      8.6      15,752     4.0      19,690     5.0
  Community Bank.................................. $ 32,619      8.3%    $15,641     4.0%    $19,551     5.0%

Risk-adjusted assets:
  Consolidated.................................... $218,915
  Community Bank..................................  217,526
Risk-adjusted off-balance sheet items:
  Consolidated....................................   12,871
  Community Bank..................................   12,871
Average assets for Leverage ratio:
  Consolidated....................................  393,794
  Community Bank.................................. $391,016

                                                                                          MINIMUM TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                      MINIMUM FOR CAPITAL  PROMPT CORRECTIVE
                                                          ACTUAL        ADEQUACY PURPOSES  ACTION PROVISIONS
                                                   ---------------------------------------------------------
DECEMBER 31, 1998                                    AMOUNT    RATIO      AMOUNT   RATIO      AMOUNT   RATIO
------------------------------------------------------------------------------------------------------------
Tier I capital to risk-adjusted assets:
  Consolidated.................................... $ 35,444     17.7%    $ 8,017     4.0%    $12,025     6.0%
  Community Bank..................................   34,266     17.2       7,959     4.0      11,938     6.0
Total capital to risk-adjusted assets:
  Consolidated....................................   37,968     18.9      16,033     8.0      20,042    10.0
  Community Bank..................................   36,772     18.5      15,917     8.0      19,897    10.0
Tier I capital to total average assets
 less intangible assets:
  Consolidated....................................   35,444      9.5      14,981     4.0      18,726     5.0
  Community Bank.................................. $ 34,266      9.2%    $14,946     4.0%    $18,682     5.0%

Risk-adjusted assets:
  Consolidated.................................... $191,609
  Community Bank..................................  190,162
Risk-adjusted off-balance sheet items:
  Consolidated....................................    8,806
  Community Bank..................................    8,806
Average assets for Leverage ratio:
  Consolidated....................................  374,524
  Community Bank.................................. $373,644


16. REGULATORY MATTERS (CONTINUED):

On April 21, 1999, the Company's Board of Directors approved a stock repurchase program, which authorized management to purchase up to 220,000 shares or 10.0 percent of the Company's outstanding common stock. During 1999, 177,647 shares having an aggregate cost of $5,683 were purchased and retired under the program.

On April 2, 1997, the Company filed a registration statement with the Securities and Exchange Commission to register 300,000 shares of common stock in establishing a Dividend Reinvestment Plan ("DRP"). The purpose of the DRP is to provide stockholders with a simple and convenient method to invest cash dividends in the Company's common stock without payment of any brokerage commissions while also furnishing the Company with additional funds for general corporate purposes. Main features of the DRP include the following: (i) shares will be purchased from original issuances; (ii) no optional cash payments; (iii) eligibility for all registered and street name stockholders; (iv) no minimum or maximum number of shares participation restrictions; and (v) availability of full or partial dividend reinvestment. During the years ended December 31, 1999, 1998 and 1997, 6,409 shares, 4,617 shares and 2,325 shares, respectively, were issued under the DRP.


17. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):



                                                    1999                                  1998
                                    ------------------------------------  ------------------------------------
QUARTER ENDED                       MARCH 31  JUNE 30  SEPT. 30  DEC. 31  MARCH 31  JUNE 30  SEPT. 30  DEC. 31
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable............................ $5,000  $ 5,082    $5,340   $5,457    $5,094   $5,110    $5,183   $5,200
  Tax-exempt.........................     93       97       112      117        98      101       100       98
Interest and dividends on investment
 securities available-for-sale:
  Taxable............................  1,009    1,133     1,149    1,050       838      782       880      993
  Tax-exempt.........................    504      489       477      419       517      514       506      502
  Dividends..........................     30       30        32       30        29       45        39       39
Interest on federal funds sold.......     48       50         6       58        82      202       184       88
                                      ------  -------    ------   ------    ------   ------    ------   ------
    Total interest income............  6,684    6,881     7,116    7,131     6,658    6,754     6,892    6,920
                                      ------  -------    ------   ------    ------   ------    ------   ------

INTEREST EXPENSE:
Interest on deposits.................  3,377    3,423     3,504    3,642     3,422    3,461     3,540    3,523
Interest on short-term borrowings....      1       15        44       13         7                           4
Interest on long-term debt...........      1        1                  1         1        1         1
                                      ------  -------    ------   ------    ------   ------    ------   ------
    Total interest expense...........  3,379    3,439     3,548    3,656     3,430    3,462     3,541    3,527
                                      ------  -------    ------   ------    ------   ------    ------   ------
    Net interest income..............  3,305    3,442     3,568    3,475     3,228    3,292     3,351    3,393
Provision for loan losses............     30       30        30      445       105      105       105      540
                                      ------  -------    ------   ------    ------   ------    ------   ------
    Net interest income after
     provision for loan losses.......  3,275    3,412     3,538    3,030     3,123    3,187     3,246    2,853
                                      ------  -------    ------   ------    ------   ------    ------   ------

NONINTEREST INCOME:
Service charges, fees and
 commissions.........................    380      370       432      465       353      376       380      393
Net gains on sale of loans...........     32        4        17        4                            4       39
Net gains on sale of investments.....                                408                          235      893
                                      ------  -------    ------   ------    ------   ------    ------   ------
    Total noninterest income ........    412      374       449      877       353      376       619    1,325

NONINTEREST EXPENSE:
Salaries and employee benefits
 expense.............................  1,164    1,194     1,253    1,213     1,094    1,109     1,105    1,137
Net occupancy and equipment expense..    348      302       363      332       352      305       303      333
Other expenses.......................    716      870       816      858       684      792       989    1,161
                                      ------  -------    ------   ------    ------   ------    ------   ------
    Total noninterest expense........  2,228    2,366     2,432    2,403     2,130    2,206     2,397    2,631
                                      ------  -------    ------   ------    ------   ------    ------   ------
Income before income taxes...........  1,459    1,420     1,555    1,504     1,346    1,357     1,468    1,547
Provision for income tax expense.....    319      310       355      354       276      277       318      347
                                      ------  -------    ------   ------    ------   ------    ------   ------
    Net income ......................  1,140    1,110     1,200    1,150     1,070    1,080     1,150    1,200
                                      ------  -------    ------   ------    ------   ------    ------   ------

OTHER COMPREHENSIVE INCOME:
Unrealized gains(losses) on
 investment securities available-
 for-sale............................   (427)  (1,476)     (191)    (797)      314      314       742     (554)
Reclassification adjustment for gains
 included in net income..............                               (408)                        (235)    (893)
Income tax expense (benefit) related
 to other comprehensive income.......   (146)    (501)      (65)    (410)      106      107       173     (492)
                                      ------  -------    ------   ------    ------   ------    ------   ------
    Other comprehensive income
     (loss), net of income tax.......   (281)    (975)     (126)    (795)      208      207       334     (955)
                                      ------  -------    ------   ------    ------   ------    ------   ------
    Comprehensive income............. $  859  $   135    $1,074   $  355    $1,278   $1,287    $1,484   $  245
                                      ======  =======    ======   ======    ======   ======    ======   ======

PER SHARE DATA:
Net income........................... $ 0.52  $  0.51    $ 0.58   $ 0.56    $ 0.49   $ 0.49    $ 0.52   $ 0.54
Cash dividends declared.............. $ 0.13  $  0.13    $ 0.15   $ 0.16    $ 0.07   $ 0.07    $ 0.10   $ 0.13






COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS 1998 VERSUS 1997
                                                     ---------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING ENVIRONMENT:

During 1998, the United States sustained exceptional economic growth as a result of strong household and business spending brought on by greater confidence and partially offset by a slowdown in foreign demand. The gross domestic product ("GDP"), the total output of goods and services produced within United States borders, increased 4.3 percent in 1998, only slightly below the 4.5 percent posted in 1997.

Many foreign countries experienced recessionary conditions in 1998, including high unemployment and falling consumption, which reduced the demand for goods and services from the United States. In addition, these countries devalued their currencies and made goods from the United States more expensive relative to their own. As a result, the depressed demand for American exports had an adverse effect on domestic GDP in 1998. Imports increased 10.8 percent in 1998 while exports rose a modest 1.5 percent. Despite reducing the rate of exports, the global financial crisis caused some beneficial effects on GDP as the Federal Open Market Committee ("FOMC") refused to raise interest rates despite the high level of economic growth for fear of triggering further foreign currency devaluations. Accordingly, lower interest rates became an incentive for consumer and business confidence. In addition, the global problems helped restrain inflation from surfacing despite the strong growth and tight labor conditions. Recessionary conditions in foreign countries reduced demand for commodities, which led to an overabundance of certain goods, such as gasoline, computers and automobiles, causing prices to decline. Moreover, the reduced price of imported goods caused domestic producers to compete by lowering prices by either increasing productivity or improving technology of their products.

Higher consumer and business confidence fueled greater domestic expenditures in 1998, which more than counteracted the effects of the slowdown in demand for goods and services from foreign countries. Ideal employment conditions, improved wealth, slower inflation, lower interest rates and higher credit availability were the primary causes for the improved confidence.

Employment conditions were premier in 1998, as huge job gains in the construction and retail sectors more than offset losses in manufacturing. Approximately 2.9 million new jobs were created during 1998. Despite the
1.0 percent rise in the civilian work force, the unemployment rate declined from 4.7 percent to 4.3 percent at December 31, 1997 and 1998. The unemployment rate averaged 4.5 percent in 1998, the lowest rate since 1969. Average hourly earnings rose 4.4 percent from $12.43 at year-end 1997 to $12.98 at year-end 1998. Average weekly earnings recorded an annualized increase of 4.1 percent to $449.11 at December 31, 1998. As a result of increased productivity, the average workweek fell from 34.7 hours in 1997 to 34.6 hours in 1998.

United States stock market prices surged during 1998, as the FOMC eased monetary policy in an attempt to offset the impact of reduced demand for goods from foreign countries. The FOMC decreased its target rate for federal funds by one-quarter of one percent on September 29, October 15 and November 17. These three cuts within seven weeks would have been viewed as highly unusual if not for the global turmoil given the 3.9 percent economic growth and the 4.5 percent unemployment rate. Most equity indices responded to these cuts and higher corporate profits by experiencing strong growth in 1998. Specifically, The NASDAQ Stock Market Composite increased nearly 40.0 percent, the Standard and Poor's 500 Composite rose 25.0 percent and the Dow Jones Industrial Average and New York Stock Exchange Composites were both up 16.1 percent. The personal savings rate, savings as a percentage of disposable personal income, declined to 3.7 percent in 1998 as a result of the increases in equity values.

Inflation was subdued in 1998 despite stronger economic growth and tighter labor markets. An inflation measurement tied to domestic economic activity was up only 1.0 percent in 1998, the smallest increase in over 49 years. With respect to consumer inflation, the Consumer Price Index ("CPI") increased by 1.6 percent, the lowest level since 1986. Slowing medical costs and falling oil prices were primarily responsible for the reduction. Also assisting in keeping inflation in check in 1998 was the devaluation of foreign currencies which lowered the cost of imported goods, thus restricting price increases on domestic goods. The slight increase of 1.6 percent in 1998 follows a similar increase of 1.7 percent in 1997. The Producer Price Index ("PPI") was noninflationary at 0.0 percent in 1998 as compared to deflationary at negative 1.2 percent in 1997. Low inflation was a result of rising productivity, falling commodity and energy prices and relatively stable labor costs.

A final factor for the rise in confidence was low-costing and readily-available credit. The average interest rate on a 30-year mortgage declined from 7.57 percent in 1997 to 6.94 percent in 1998. An indication of increased availability of credit was the strong growth in aggregate borrowings of 6.9 percent in 1998. Competition to extend credit was great as financial institutions lowered rates, relaxed terms or softened credit standards to counteract declining net interest margins.

The rise in confidence was the most important influence on the favorable economic activity in 1998, as it caused exceptional strength in consumer and business expenditures, which more than offset the adverse effects of reductions in exports from foreign countries. During 1998, consumer spending, as measured by personal consumption expenditures, rose 6.0 percent, the highest level in 14 years. All of the major categories of personal consumption expenditures, durables, nondurables and services recorded gains in 1998. Durable goods had the greatest increase of all categories rising 12.0 percent in 1998. All sectors of the housing industry flourished in 1998, as evidenced by increases of 10.4 percent in new home sales, 14.3 percent in existing home sales and 10.2 percent in housing starts. Declines in mortgage rates and mild weather helped promote the housing market. Similar to consumer expenditures, business outlays also experienced strong growth increasing 12.5 percent during 1998. The strength of the economy and optimism about its long-run prospects, efficiencies of new technologies and low-costing credit availability were the primary reasons for the increase. As a result of the significant increase in business investment, aggregate borrowings increased 10.7 percent from the end of 1997.

Economic activity in our four-county market area was similar to that of the Nation and Commonwealth as indicated by unemployment reductions and wage gains. Unemployment rates for Lackawanna and Susquehanna counties declined to levels similar to those of the United States and Pennsylvania, while Wayne and Wyoming counties recorded significant unemployment rate reductions in 1998 of 1.4 percent and 2.2 percent from year-end 1997. Construction generated the largest gains in local employment as a result of improvements in the housing industry and unseasonably mild weather. Service producing industries also assisted in reducing unemployment levels during 1998.

In addition, employees within our market area recorded wage gains superior to those of the Commonwealth. During 1998, the average hourly earnings of a local manufacturing employee rose 16 cents as compared to 9 cents for all Pennsylvania workers. The average hourly earnings of a United States manufacturing worker increased 48 cents in 1998. Despite the gain, employees in the four-county market area still lag National and Pennsylvania employees with respect to their hourly rate. The average hourly rates paid to a manufacturing employee at December 31, 1998, throughout the Nation, Commonwealth and market area were $12.98, $14.07 and $12.69. Despite tight labor markets, employers were able to build efficiencies in 1998 without harming productivity as evidenced by a reduction in the average weekly hours worked. As aforementioned, the average weekly hours worked for the nation declined from 34.7 to 34.6 at year-end 1997 and 1998. Similarly, average hours worked for the Commonwealth reduced from 42.8 to 41.9, and for the market area from 41.6 to 40.9. These efficiencies became increasingly important as the pool of available workers has continually declined. The civilian labor force, defined as the total number of individuals employed and those actively seeking employment, declined by 1,500 workers from year-end 1997 to year-end 1998 for our market area. Similar to the market area, the Commonwealth recorded a 1.0 percent decrease in the amount of available workers. In contrast to the labor force reductions for the market area and the Commonwealth, the Nation reported a 1.3 percent increase as more individuals made themselves available for employment.

With the exception of large banks, the Nation's financial institutions continued to perform well during 1998. Banks' earnings would have increased further if not for reductions in net interest margins, increased levels of loan loss provisions and higher noninterest expenses. The pressure on net interest margins was a direct reflection of lower interest rates, flat yield curve and rapid mortgage prepayment activity with subsequent reinvestments of the proceeds at lower yields. Although helpful in reducing the ill effects of the foreign crisis, the FOMC's three rate cuts placed additional pressure on net interest margins during 1998. As a result of the already low interest rates offered on deposits, banks were unable to reduce funds costs while being pressured to lower loan yields in order to compete. Moreover, the reductions in the federal funds rate caused a corresponding reduction in the yield on adjustable-rate loans tied to the prime rate. The prime rate declined from 8.50 percent to 7.75 percent at December 31, 1997 and 1998. Adding to the dilemma of reduced earning asset yields was the flatness of the yield curve in 1998. Banks were unable to extend maturities in order to achieve greater compensation. Finally, rising prepayments on loans and mortgage-backed securities as a result of declining interest rates forced banks to reinvest repayments at lower yields, thus adding more pressure on net interest margins. Financial institutions throughout the United States increased their provisions for loan losses in response to higher loan volumes and greater write-offs on foreign credits. In order to offset the margin compressions and higher provisions, banks increased noninterest income. During 1998, fee income accounted for a greater percentage of banks' revenues than ever before. Fee-based revenue increased through the expansion of product offerings and by raising prices on existing products and services. With respect to noninterest expenses, efficiency ratios remained weak in 1998 as a result of significant investments made to improve competitiveness through technological improvements and product line enhancements. Moreover, the industry incurred a significant amount of one-time charges in 1998 including costs associated with merger and holding company restructurings and year 2000 ("Y2K") compliance.

As aforementioned, large financial institutions did not fare as well as regional and community banks during 1998. These institutions were harmed by losses from foreign credit exposure, recognition of one-time expenses for merger-related charges and establishment of cost-cutting programs. This reduction in large bank earnings is evidenced by examining the performance of the Nation's top 30 commercial banks in 1998. This group posted a 3.3 percent decline in net income comparing 1998 and 1997.

During 1998, regional and community banks, which primarily deal in plain vanilla consumer and commercial banking operations, exhibited stronger performance than their larger competitors. This was evidenced by an improvement in the financial performance of regional and community banks located in the Northeast Region. Net income after tax improved from $1.4 billion in 1997 to $1.7 billion in 1998, a 21.4 percent increase.

As a result of higher stock prices of financial institutions in the first half of the year, merger and acquisition activity in 1998 surpassed the record pace of 1997. The increased market values of financial institutions in the first half of 1998 played a major role in the financial viability of such mergers. Greater stock prices allowed financial institutions to issue fewer shares to execute mergers, which reduced the potential dilutive effects to stockholders. While the number of deals throughout the nation remained the same as the prior year, the aggregate deal value increased from $259.8 billion in 1997 to $281.7 billion in 1998. The average price to book value for financial institution mergers in 1998 was
2.5 times while the median price to earnings was 23.2 times. For the prior year, the comparable multiples of book and earnings were 2.2 times and
20.8 times. With respect to the Northeast Region, aggregate deal values increased from $64.4 billion in 1997 to $100.2 billion in 1998. The average price to book for this region was constant at 2.4 in 1997 and 1998. The median price to earnings multiple was 23.0 times and 28.3 times in 1997 and 1998.

With respect to banking legislation, the most significant effort in 1998 dealt with modernization of the laws governing permissible financial service activities. In general, this legislation would allow banks' affiliates to: (i) engage in securities underwriting and dealing and to sponsor and distribute mutual funds; (ii) underwrite and broker any type of insurance product; and (iii) underwrite municipal revenue bonds.

REVIEW OF FINANCIAL POSITION:

The declining interest rate environment during 1998 made it more difficult for financial institutions to achieve acceptable returns on their loans and investments. Taking on additional credit risk or lengthening the average lives of investments were ways some financial institutions contended with yield declines. As an alternate strategy, we became less aggressive with respect to our deposit pricing and directed our efforts to improving our competitive position through delivery system expansions, new product offerings and existing service enhancements during 1998. The acquisition of the Eynon and Factoryville branches from First Union National Bank in the fourth quarter of 1997 aided this expansion. In addition, we began developing plans to construct additional branch offices in Clarks Summit and Dickson City during 1999. As a result of focusing on these efforts rather than forcing deposit growth through imprudent pricing practices, we experienced modest growth in 1998.

Total assets increased to $388.3 million at December 31, 1998, an increase of $6.5 million over the $381.8 million reported at December 31, 1997. Total assets averaged $377.4 million in 1998, an increase of $18.0 million or 5.0 percent as compared to the $359.4 million in 1997. The composition of our earning assets remained relatively unchanged from 1997 to 1998.
The ratio of average investments and federal funds sold to average earning assets was 30.1 percent in 1997 and 30.7 percent in 1998. Similarly, the ratio of loans to average earning assets also held constant at 69.9 percent in 1997 and 69.3 percent in 1998. The ratio of average earning assets to total average assets declined to 94.7 percent in 1998 from 96.3 percent in 1997. The ratio of average earning assets to total average assets for our peer group of 23 banks located in Northeastern Pennsylvania also declined from 97.3 percent in 1997 to 94.5 percent in 1998.

The investment portfolio grew $3.9 million to $109.6 million at December 31, 1998, from $105.7 million at December 31, 1997. Average investments increased slightly to $99.4 million in 1998 from $98.8 million in 1997. The composition of the investment portfolio changed during 1998 as cash flows from maturities of U.S. Treasury securities were reinvested into short-term U.S. Government agency mortgage-backed securities to serve future liquidity requirements. The mortgage-backed securities offered us a greater total return over a given interest rate horizon with risk characteristics similar to that of comparable U.S. Treasury securities. The yield on taxable investments increased 37 basis points to 5.96 percent in 1998 from 5.59 percent in 1997. Overall, the tax-equivalent yield on the investment portfolio showed a 17 basis point increase for the year from 6.60 percent in 1997 to 6.77 percent in 1998.

Loans, net of unearned income, at December 31, 1998, were $248.1 million as compared to $250.2 million at December 31, 1997. Included in the year-end 1997 total were short-term loans of $7.0 million to certain large Pennsylvania-based commercial banks. Adjusting for these temporary credit extensions, the loan portfolio rose $4.9 million from year-end 1997 to year-end 1998. Average loans outstanding grew 2.5 percent from $241.9
million in 1997 to $247.9 million in 1998.   Growth in commercial and
residential mortgages partially offset by declines in loans to municipal authorities was primarily responsible for the change. The tax-equivalent yield on the loan portfolio increased from 8.53 percent in 1997 to 8.55 percent in 1998. This slight increase was significant given the decline in general market rates and fierce loan competition during 1998.

Asset quality improved in 1998 as evidenced by decreases in nonperforming ratios. The ratio of nonperforming loans as a percentage of loans, net of unearned income, declined from 2.25 percent at December 31, 1997, to 1.63 percent at December 31, 1998. Similarly, the ratio of nonperforming assets as a percentage of loans, net of unearned income, declined from 2.41 percent at December 31, 1997, to 1.72 percent at December 31, 1998. The allowance for loan losses as a percentage of loans, net of unearned income, increased to 1.63 percent at December 31, 1998, from 1.52 percent at December 31, 1997. Our ratio surpassed the peer group's ratio of 1.26 percent at year-end 1998.

Total deposits at December 31, 1998, were $344.3 million, an increase of $11.9 million or 3.6 percent over the $332.4 million reported at December 31, 1997. Deposits averaged $335.6 million in 1998, an increase of $13.2 million or 4.1 percent over the $322.4 million in 1997. This was well below the peer group's deposit growth of 9.9 percent, as we maintained a less aggressive deposit pricing strategy during 1998. Noninterest-bearing deposits experienced the most significant growth of all deposit types, increasing 18.6 percent based on average balances from the previous year. As a result of the less aggressive deposit pricing strategy, our cost of funds declined 17 basis points to 4.60 percent in 1998 from 4.77 percent in 1997.

We experienced slight declines in our interest sensitivity and liquidity positions from year-end 1997 to year-end 1998. Interest sensitivity, as measured by the ratio of cumulative one-year, rate sensitive assets
("RSA") to rate sensitive liabilities ("RSL"), declined from 0.86 at December 31, 1997, to 0.70 at December 31, 1998. With respect to liquidity, the net noncore funding dependence ratio weakened slightly from negative 7.5 percent at December 31, 1997, to negative 4.0 percent at December 31, 1998. A similar deterioration was evidenced in the net short-term noncore funding dependence ratio from negative 10.2 percent at December 31, 1997, to negative 5.7 percent at December 31, 1998.

Stockholders' equity increased $3.6 million or 10.1 percent to $39.7 million at December 31, 1998, from $36.1 million at December 31, 1997. This improvement was attributable to net income of $4.5 million offset by dividends declared, net of reinvestments, of $662 and a reduction in the net unrealized holding gains of $206. Our Leverage ratio, Tier I capital as a percentage of total average assets less intangibles, increased to 9.5 percent at December 31, 1998, as compared to 8.7 percent at December 31, 1997. We exceeded all relevant regulatory capital measurements and were considered well capitalized at December 31, 1998.

As part of our efforts to improve and expand our delivery system while continuing to enhance stockholder value, we accomplished a number of significant goals in 1998. Our actions to improve the delivery system included introducing new products and data processing enhancements to keep pace and remain competitive in an ever-changing financial industry. The Trust and Financial Services Division began offering mutual fund programs during the first quarter of 1998. During the second quarter of 1998, we implemented a program to sell one-to-four family residential mortgage loans on the secondary market. Additionally, during the fourth quarter of 1998, we kept pace with technological advancements by installing a Wide Area Network.

INVESTMENT PORTFOLIO:

The bond market was unpredictable and turbulent in 1998. As a result of uncertainties in foreign countries, prices of U.S. Treasury bonds surged for most of 1998 while other riskier forms of fixed income investments declined, thus causing a widening spread between such issues. The yield curve was flat during the first half of 1998. This was spurred by continued low inflation and an increased demand for safer U.S. Treasury securities sparked by concerns of global recession and foreign currency devaluations. Investors, placing a greater significance on the harmful effects of the weakness abroad as compared to the growth in domestic demand, caused U.S. Treasury yields to decline. Long-term investment yields, represented by the benchmark 30-year U.S. Treasury bond, declined to 5.09 percent at year-end 1998 from 5.93 percent at the end of 1997. Short-term yields, indicated by the two-year U.S. Treasury note, decreased 112 basis points from 5.66 percent at year-end 1997 to 4.54 percent at year-end 1998. The spread between long-term and short-term yields was tight for the majority of 1998 ranging from 15 to 40 basis points. However, during the latter part of 1998, improvements in foreign market conditions caused spreads to widen ranging from 55 to 103 basis points.

We utilize a total return approach to analyze the investment portfolio's performance with respect to risk and reward. The risk measure quantifying the average life of the investment portfolio improved from 1.91 years in 1997 to 0.67 years in 1998, placing our investment portfolio in the 94th percentile with respect to risk quality. During 1998, the portfolio's total return amounted to 7.2 percent. This return placed us in the upper
20.0 percent of all bank holding companies in 1998. In comparison, the Lehman Brothers' aggregate-bond index, a benchmark used by most investment managers, scored an 8.7 percent total return in 1998. For 1997, our total return was 7.9 percent, while the Lehman Brothers' Index was 9.4 percent.

Recessionary conditions in foreign countries caused low inflation and interest rates in the United States, which had a beneficial effect on the market value of the investment portfolio in 1998. Adjusting for the realization of net gains of $1,128 on the sale of certain equity securities, the net unrealized holding gain would have increased $816 during 1998. The net unrealized holding gain on investment securities was $1,394, net of deferred income taxes of $719, at December 31, 1998. This gain was $1,600, net of deferred income taxes of $825, at December 31, 1997.

As a percentage of average assets, average investments declined from 27.5 percent in 1997, to 26.3 percent in 1998. This reduction was a direct reflection of the flatness of the yield curve during most of 1998, as we chose to invest excess funds in federal funds sold until a positive slope returned in the latter part of the year. In comparison, the peer group held 31.9 percent of its average assets in investment securities in 1997 and 32.3 percent in 1998.

For the years ended December 31, 1998 and 1997, we classified all investment securities as available-for-sale. Proceeds from the sales of available-for-sale securities amounted to $1.7 million in 1998. The 1998 investment sales consisted of certain equity securities of local financial institutions. For 1998, we recognized net gains of $1.1 million. There were no securities sold in 1997. Repayments from investment securities totaled $45.2 million in 1998 and $31.2 million in 1997. Investment purchases amounted to $50.2 million in 1998. Specifically, we purchased $3.0 million in short-term U.S. Treasury securities, $2.4 million in intermediate-term state and municipal obligations, $44.6 million in short-term collateralized mortgage obligations ("CMOs") and pooled mortgage-backed securities and $150 in equity securities, primarily common stock of the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh").

Contrary to the significant decline in the yields on U.S. Treasuries during 1998, the tax-equivalent yield on the investment portfolio rose from 6.60 percent in 1997 to 6.77 percent in 1998. Conversely, the peer group experienced a deterioration in yield from 6.59 percent in 1997 to
6.43 percent in 1998.

At December 31, 1998, investment securities with an amortized cost of $28,895 were pledged to secure deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. At December 31, 1997, the amortized cost of pledged securities equaled $25,971. The fair value of such securities equaled $28,836 at December 31, 1998, and $25,979 at December 31, 1997.

At December 31, 1998 and 1997, the investment portfolio contained no high-risk CMOs as defined in the Federal Reserve Board's Supervisory Policy Statement on Securities Activities. In addition, we did not have any holdings of structured notes at December 31, 1998. At December 31, 1997, the carrying value of structured notes totaled $2.0 million.
Specifically, these securities included a dual-index floater and a delevered floater, each having a carrying value of approximately $1.0 million at December 31, 1997. Both securities matured in 1998.

LOAN PORTFOLIO:

Loans are the most significant assets of financial institutions and generate the largest portion of revenues. There are many factors that affect the overall lending environment. Specifically, the housing market and the economic conditions affecting it may significantly impact lending activities, since loans to finance one-to-four family residential properties account for a predominant share of lending activities in most financial institutions. The low interest rate environment, unseasonably mild weather and high consumer demand, fueled by a booming stock market, low inflation and rising wages, created a record-breaking year for the housing market and residential mortgage lending in 1998. New and existing home sales reached record levels. There were 890 thousand new homes purchased in 1998, the highest level since the government started tracking these sales in 1963. This marked a 10.3 percent increase over 1997 purchases of 807 thousand. Existing home sales also hit a record rate of
5.0 million sold in 1998, a 13.6 percent increase over the 4.4 million sales recorded in 1997. In addition to the reasons mentioned above, another cause for the boost in the real estate market was that consumers found housing more affordable in 1998. The median selling price for both new and existing homes rose only 3.7 percent from 1997. On the construction side, 1998 marked the best year for housing in over a decade. Nationally, homebuilders started 1.62 million single-family homes and apartment units in 1998, an increase of 10.2 percent over the 1.47 million started in 1997. For the Northeast, housing starts in 1998 were up 8.8 percent over 1997 levels.

Overall, the housing market gains reflected favorably on real estate lending for banks in 1998. In addition, low interest rates contributed to an increase in mortgage lending. Interest rates on 30-year mortgages averaged 63 basis points lower in 1998 at 6.94 percent, in comparison to
7.57 percent in 1997.   As a result of these conditions, the total dollar
amount of real estate loans outstanding for all commercial banks grew to $1.3 trillion at December 31, 1998, from $1.2 trillion at December 31, 1997.

As in the previous year, commercial and industrial lending benefitted from the strong economy and low interest rates. The FOMC's three rate cuts in 1998 caused the prime rate to decrease 75 basis points from 8.50 percent at December 31, 1997, to 7.75 percent at December 31, 1998. Business spending increased 12.5 percent in 1998, as companies, optimistic about the economy and its future prospects, took advantage of the availability of low-costing credit. As a result, lending competition became increasingly fierce for financial institutions. The economic conditions in recent years forced lending institutions to ease loan pricing, credit and underwriting standards. Total outstanding commercial and industrial loans to U.S. commercial banks at December 31, 1998, grew $98.6 billion or 11.5 percent to $952.5 billion, from $853.9 billion at December 31, 1997.

We were ranked fourth in 1998 by the U.S. Small Business Administration's Office of Advocacy among Pennsylvania banks with assets between $300.0 million and $500.0 million for "small business friendly" lending activities. This marks the third consecutive year that we were ranked in the top five of these banks.

On the consumer side, low unemployment levels, rising wages and increased wealth from a thriving stock market all kept confidence levels high throughout 1998. High confidence resulted in a declining savings rate as consumers were eager to spend more and save less. However banks did not reap any benefits from this high confidence and spending. Outstanding consumer loans declined from $506.5 billion at December 31, 1997, to $497.9 billion at December 31, 1998, as individuals chose to spend their disposable income or find alternate nonbank financing sources.

Our loans, net of unearned income, totaled $248.1 million at December 31, 1998, a slight decline of $2.1 million or 0.8 percent as compared to the $250.2 million at December 31, 1997. Included in loans, net of unearned income at year-end 1997 were $7.0 million in short-term credit extensions to certain large Pennsylvania-based commercial banks. Adjusting for the commercial bank credit extensions at December 31, 1997, there would have been a $4.9 million or 2.0 percent increase in the loan portfolio. Taking into consideration this adjustment, the growth is entirely related to commercial mortgage lending. Commercial mortgages grew $5.2 million or
13.8 percent from year-end 1997. One-to-four family residential mortgage loans rose $0.7 million in 1998. Offsetting these increases, was a decline in commercial loans of $1.0 million in 1998, adjusted for temporary credit extensions at December 31, 1997. Outstanding consumer loans remained relatively unchanged from year-end 1997 to year-end 1998. Total average loan volumes increased in 1998 by $6.0 million or 2.5 percent to $247.9 million, from $241.9 million in 1997. The ratio of average loans, net of unearned income, to total average assets declined to
65.7 percent in 1998 from 67.3 percent in 1997. Increases in average federal funds sold and other assets contributed to the decline as a result of the flat yield curve and capital expenditures for delivery system expansions. In comparison, during 1998, the peer group's average loans accounted for 62.2 percent of total average assets.

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

The tax-equivalent yield on the loan portfolio increased 2 basis points from 8.53 percent in 1997 to 8.55 percent in 1998. The loan portfolio experienced yield declines throughout the year. The tax-equivalent yield in the first quarter of 1998 was 8.65 percent. This dropped 15 basis points to 8.50 percent for the fourth quarter of 1998.

Fueled by consistently low mortgage rates, the volume of refinancing intensified as borrowers consolidated bills, credit card balances and regular consumer loans to reduce monthly debt payments and take advantage of the tax deductibility of interest payments. The volume of refinanced residential mortgages increased $1.6 million in 1998 to $12.5 million from $10.9 million in 1997.

During the third quarter of 1998, we successfully implemented a secondary mortgage banking program. Secondary mortgage banking activities involve originating mortgage loans for sale to secondary market investors. During 1998, we sold $2.1 million of residential mortgage loans to one investor, the Federal National Mortgage Association ("FNMA"). Net gains on the sale of these loans included in noninterest income in 1998 were $43. At December 31, 1998, we had $503 of residential mortgage loans held for sale.

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments include commitments to extend credit, unused portions of home equity and credit card lines and commercial letters of credit. Our exposure related to off-balance sheet commitments was $18.1 million at December 31, 1998, and $17.8 million at December 31, 1997.

At December 31, 1998 and 1997, we had no loan concentrations exceeding 10.0 percent of total loans or any form of credit involving highly-leveraged transactions.

Adjustable-rate loans at December 31, 1998 were $48.6 million, an increase of $2.7 million or 5.9 percent from December 31, 1997. Fixed-rate loans declined $4.8 million or 2.4 percent during 1998 to $199.5 million or 80.4 percent of total loans at year-end.

ASSET QUALITY:

Nationally, large financial institutions experienced deterioration in their asset quality during 1998. This deterioration primarily resulted from an increase in nonperforming assets and charge-offs related to failed loans to foreign countries. For the Nation's top 30 banks, nonperforming assets and net charge-offs increased from year-end 1997 to year-end 1998.

Unlike large financial institutions, banks in our peer group experienced an improvement in asset quality during 1998. Higher wages and job growth, lower unemployment levels and a dramatic slowing in the growth of personal bankruptcies filed aided the improvement. This improvement was evidenced by a decline in the nonperforming asset ratio from 1.73 percent at December 31, 1997, to 1.02 percent at December 31, 1998. The ratio of net charge-offs to average loans also declined in 1998 from 0.29 percent in 1997 to 0.27 percent.

Similar to the peer group, we experienced an improvement in asset quality during 1998. Nonperforming assets, comprised of nonperforming loans and foreclosed assets, totaled $4.3 million at December 31, 1998, compared to $6.0 million at December 31, 1997. Foreclosed assets decreased $165 during 1998. Eight loans totaling $249 were transferred to foreclosed assets. Six properties with an aggregate carrying value of $280 were sold for $275, resulting in a realized net loss of $5. In addition, during 1998 we donated a property held in other real estate to Habitat for Humanity.
This property had a carrying value of $23. Finally, all of our other real estate properties were re-appraised during 1998 which resulted in additional write-downs of $111. The carrying values of all properties included in other real estate at December 31, 1998, were no more than 80.0 percent of their collateral values.

Nonperforming loans, consisting of accruing loans past due 90 days or more and impaired loans, decreased $1.6 million during 1998 from $5.6 million to $4.0 million. The decline in nonperforming loans was entirely from a decrease in accruing loans past due 90 days or more. The major portion of this decline came from a $1.5 million decrease in real estate loans past due 90 or more days. Impaired loans as a percentage of loans, net of unearned income, remained relatively unchanged from year-end 1997. This ratio was 1.00 percent at December 31, 1998, compared to 0.98 percent at December 31, 1997. The peer group's ratio was 0.63 percent at year-end 1998. The ratio of nonperforming assets to loans, net of unearned income, improved from 2.41 percent at December 31, 1997, to 1.72 percent at December 31, 1998. This ratio was also less favorable as compared to the peer group's 0.99 percent recorded at December 31, 1998.

At December 31, 1998 and 1997, we had a recorded investment in impaired loans of $2,482 and $2,461. The recorded investment in impaired loans averaged $1,867 in 1998 and $2,368 in 1997. At December 31, 1998, the
amount of recorded investment in impaired loans for which there was a related allowance for loan losses and the amount of the allowance was $2,308 and $642 and $2,272 and $541 for the year-ended December 31, 1997. The amount of recorded investment for which there was no related allowance for loan losses was $174 and $189 at December 31, 1998 and 1997. During 1998, activity in the allowance for loan losses account related to impaired loans included a provision charged to operations of $342, losses charged to the allowance of $286 and recoveries of impaired loans previously charged-off of $45. The activity in 1997 in the allowance for loan losses account related to impaired loans included a provision charged to operations of $4 and losses charged to the allowance of $113. There were no recoveries of impaired loans previously charged-off in 1997. Interest income related to impaired loans would have been $175 in 1998 and $174 in 1997 had the loans been current and the terms of the loans not been modified. Interest recognized on impaired loans amounted to $98 in 1998 and $84 in 1997. Included in these amounts was interest recognized on a cash basis of $98 and $84. Cash received on impaired loans applied as a reduction of principal totaled $650 in 1998 and $587 in 1997. There were no commitments to extend additional funds to customers with impaired loans at December 31, 1998 and 1997.

At December 31, 1998, the allowance for loan losses, against which loans are charged-off, equaled $4.1 million and represented 1.63 percent of loans, net of unearned income. The allowance was $3.8 million and represented 1.52 percent of loans, net of unearned income, at December 31, 1997. The provision for loan losses exceeding net loans charged-off in 1998 caused the increase over the amount reported at December 31, 1997. The peer group reported a 1.26 percent ratio at December 31, 1998, a slight reduction from the 1.30 percent ratio recorded one year earlier.

As a percentage of nonperforming loans, the allowance account covered
100.4 percent at December 31, 1998. This coverage ratio at December 31, 1997, calculated to 67.5 percent. Relative to all nonperforming assets, the allowance covered 94.7 percent and 62.9 percent at December 31, 1998 and 1997.

Net charge-offs were $603 or 0.24 percent of average loans outstanding in 1998 compared to $506 or 0.21 percent in 1997. Net charge-off ratios reported by the peer group were 0.24 percent and 0.29 percent in 1998 and 1997. The Nation's top 30 banks reported an increase in the ratio of net charge-offs to average loans from 0.49 percent in 1997 to 0.50 percent in 1998.

DEPOSITS:

As was the case in 1997, national growth in real wages and personal disposable income did not increase savings in 1998. Workers realized large increases in real wages and real hourly compensation through faster gains in nominal pay and a continuation of lower inflation. According to the Labor Department's employment cost index, the hourly compensation of workers in private nonfarm industries rose 3.5 percent in nominal terms during 1998. In addition, personal disposable income increased from $5.9 trillion to $6.1 trillion at December 31, 1997 and 1998. However, this
3.4 percent increase in disposable income did not cause a corresponding rise in the savings rate. Savings as a percentage of personal disposable income declined from 2.1 percent in 1997 to 0.5 percent in 1998. Accordingly, core deposits experienced limited growth at many financial institutions. The main causes for this weakness were customers' preferences to spend more or place their money in alternative investments such as mutual funds and stocks. Moreover, changes in laws concerning credit unions effected the savings rate. On August 7, 1998, legislation was signed into law reversing a February 1998, Supreme Court ruling that restricted credit union membership to serve individuals joined by a single common bond.

Total deposits for all commercial banks in the Commonwealth of Pennsylvania totaled $130.3 billion in the fourth quarter of 1998, an increase of 2.9 percent as compared to the same period last year. Contrary to this limited growth, deposits of the local peer group grew 9.9 percent in 1998. For the year, our deposits grew at a rate similar to the Commonwealth at 3.6 percent. The declining interest rate environment made it more difficult for all financial institutions to achieve acceptable returns on their loans and investments. Many banks combated the yield deterioration by either taking on additional credit risk or significantly lengthening the average lives of financial instruments. As an alternative strategy, we became less aggressive with respect to deposit pricing during 1998, sacrificing growth until interest rate spreads widened between earning assets and interest-bearing liabilities. Except for time deposits with maturities of greater than 36 months, our pricing was lower than its peer group during 1998. As a result of such aggressive product pricing, the peer group's net interest margin declined in 1998.

Deposit volumes increased from $332.4 million at December 31, 1997, to $344.3 million at December 31, 1998. Total deposits averaged $322.4 million in 1997 compared to $335.6 million in 1998, an increase of 4.1 percent. Higher volumes of time deposits $100 or more and noninterest-bearing deposits were primarily responsible for the 3.6 percent change in the comparable year-end deposit volumes. Large dollar denomination time deposits rose 30.3 percent in 1998 from $20.8 million at year-end 1997 to $27.1 million at year-end 1998. Demand deposits increased from $30.7 million to $36.0 million at December 31, 1997 and 1998, a 17.3 percent increase. Stronger deposit relationships with local school districts caused the increase in large time deposits while greater involvement in commercial lending resulted in a higher concentration of demand deposits. The majority of the deposit growth occurred in the second quarter of 1998 increasing at an annualized rate of 11.5 percent.

We continually pursue a deposit mix that has a higher concentration of lower-costing funds. Transaction accounts, defined as demand deposits, money market, NOW and savings accounts, had a weighted-average cost of 2.0 percent in 1998. Comparatively, the weighted-average cost of time deposits was 5.6 percent in 1998. As a percentage of average total deposits, low- cost transaction accounts increased from 39.7 percent in 1997 to 40.4 percent in 1998. Conversely, our reliance on time deposits declined from 60.3 percent to 59.6 percent. Despite the improvement, the local peer group continued to exhibit a more advantageous deposit composition in 1998. As a percentage of average total deposits, transaction accounts and time deposits accounted for 53.4 percent and 46.6 percent in 1998. However, we outperformed the peer group with respect to the most important means of lowering funds costs during 1998. We recorded an increase in noninterest-bearing deposits as compared to a decline experienced by the peer group. Average noninterest-bearing deposits as a percentage of average total deposits increased from 8.5 percent in 1997 to
9.7 percent in 1998. This improvement was a result of greater commercial customer relationships and expansions in the delivery system. Comparatively, the peer group reported a decline in demand deposit percentages from 16.2 percent in 1997 to 15.7 percent in 1998. For 1998, our cost of funds declined to 4.6 percent from 4.8 percent in 1997. More importantly, the cost of funds continued its decline throughout 1998 as evidenced by a 7 basis point drop in the average quarterly funds cost from the first quarter to the fourth quarter. As aforementioned, we chose to be less aggressive in deposit product pricing in 1998 as a result of reductions in the availability of profitable opportunities with respect to loans and investments. This asset driven pricing strategy was the primary cause for the improvement. The local peer group's cost of funds improved to a lesser extent decreasing from 4.6 percent in 1997 to 4.5 percent in 1998. Conversely, the cost of funds for all United States bank holding companies with assets of between $300 million and $500 million increased from 4.5 percent in 1997 to 4.6 percent in 1998.

Volatile deposits, time deposits $100 or more, increased from $20.8 million at December 31, 1997, to $27.1 million at December 31, 1998. As aforementioned, this increase resulted from improved banking relationships with local school districts. However, we continued to be less reliant on this type of funding as compared to the peer group in 1998. Average volatile deposits, as a percentage of average total deposits, was 7.1 percent in 1998 as compared to 12.8 percent for the peer group. The average cost of these funds declined 30 basis points from 6.2 percent in 1997 to 5.9 percent in 1998. Conversely, the peer group's cost for volatile deposits rose 7 basis points during 1998.

Available short-term borrowings consist of a line of credit and advances with the FHLB-Pgh secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investment and mortgage-backed securities and mortgage loans. The line is limited to our maximum borrowing capacity ("MBC"), which is based on a percentage of qualifying collateral assets. At December 31, 1998, the MBC was $141.8 million. At December 31, 1998, we had no short-term borrowings outstanding. There were $9.6 million in short-term borrowings outstanding at December 31, 1997, under the line of credit agreement. The average daily balance and weighted-average rate on aggregate short-term borrowings was $185 at 6.0 percent in 1998 and $138 at 5.8 percent in 1997. The maximum amount of all short-term borrowings outstanding at any month-end was $695 during 1998 and $9.6 million during 1997. Short-term borrowings during 1998 and 1997 consisted entirely of the FHLB-Pgh line of credit.

Long-term debt at December 31, 1998 and 1997, consisted entirely of a 7.5 percent fixed-rate, amortizing advance from the FHLB-Pgh Community Investment Program. This advance matures on September 2, 2009. The scheduled principal payments on the note total $3 for each of the five years 1999 through 2003. The average daily balance on long-term debt in 1998 was $43 with a weighted-average rate of 7.0 percent. For 1997, the average daily balance on long-term debt was $45 with a weighted-average rate of 8.9 percent.

MARKET RISK SENSITIVITY:

We utilize various computerized modeling techniques for market risk management. One such technique utilizes a tabular presentation of fair value information and contract terms relevant to determine the future cash flows of market risk sensitive instruments, categorized by expected maturity dates.

According to the results of this presentation, investments of $32.4 million with a weighted-average, tax-equivalent yield of 6.22 percent were scheduled to mature within one year at December 31, 1998.
Correspondingly, net loans of $50.1 million with a weighted-average, tax-equivalent yield of 8.48 percent were scheduled to mature within the same timeframe. Overall, interest-earning assets scheduled to mature within one year equaled $90.7 million with a weighted-average, tax-equivalent yield of 7.34 percent. With respect to interest-bearing liabilities, there were interest-bearing transaction accounts, defined as money market, NOW and savings accounts, of $21.6 million with a weighted-average cost of
2.62 percent scheduled to mature within one year, based on historical withdrawal patterns. Time deposits of $128.6 million with a weighted-average cost of 5.25 percent were scheduled to mature in the same timeframe. Total interest-bearing liabilities scheduled to mature within one year equaled $150.3 million with a weighted-average rate of 4.87 percent.

In addition to monitoring market risk based on this tabular presentation, we analyze changes in the fair value of other financial instruments utilizing interest rate "shocks." Specifically, we analyze the effects instantaneous parallel shifts of plus or minus 100 basis points have on the economic values of other financial instruments. The results of the model at December 31, 1998, indicated fair value declines of 2.4 percent in other financial assets and 0.7 percent in other financial liabilities given a parallel and instantaneous rise of 100 basis points in interest rates. Conversely, a 100 basis point decline in general market rates was expected to result in fair value appreciation of 2.5 percent in other financial assets and 0.7 percent in other financial liabilities.

We also use models that consider repricing frequencies of RSA and RSL in addition to maturity distributions. One such technique utilizes a static gap report, which attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals.

At December 31, 1998, our cumulative one-year, RSA/RSL ratio was 0.70. Although a slight deterioration from 0.86 at December 31, 1997, such ratio falls within our asset/liability policy guidelines of 0.70 and 1.30. This reduction was principally due to an increase in the amount of time deposits repricing within one year, as a greater proportion of longer-term certificates of deposit were scheduled to renew in 1999. Also causing the decline in the ratio was a smaller amount of loans and investments repricing within one year as compared to those amounts at year-end 1997. At December 31, 1998, time deposits maturing or repricing within one year totaled $128.6 million, up $28.0 million from one year earlier. At December 31, 1998, loans, net of unearned income, and investments repricing within one year declined by $6.6 million and $4.7 million from the same period last year.

Similar to the results of the cumulative one-year ratio, the three-month RSA/RSL ratio declined. The three-month ratio equaled 2.02 at December 31, 1998, compared to 1.87 at December 31, 1997. The reduction in RSA repricing within three months over the reduction in RSL caused the change. Specifically, loans, investments and federal funds sold repricing within three months decreased $7.1 million, $2.5 million and $0.5 million, as compared to the static gap position one year ago. Moreover, the repayment of short-term borrowings of $9.6 million in 1998 partially offset by an increase of $1.4 million in time deposits were the major factors in reducing the amount of RSL within the three-month interval.

As a final tool to assist in managing market risk sensitivity, we enhance our asset/liability management by using a simulation model. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at December 31, 1998, indicated an instantaneous and parallel shift in general market rates of plus 100 basis points will cause net interest income to increase $133.4 or 1.0 percent in 1999. Conversely, a shift of the same magnitude in the opposite direction would cause a $130.5 or 1.0 percent decline in net interest income in 1999.

LIQUIDITY:

Although declining slightly in 1998, our liquidity position continued its superiority in comparison to the peer group. This was exemplified by recording stronger comparable net noncore funding dependence and net short-term noncore funding dependence ratios. The net noncore funding dependence ratio was negative 7.5 percent and negative 4.0 percent at December 31, 1997 and 1998. The peer group's ratios were 7.4 percent and
10.0 percent. The net short-term noncore funding dependence ratio weakened slightly from negative 10.2 percent at year-end 1997 to negative 5.7 percent at year-end 1998. The peer group experienced a similar deterioration in its short-term ratio from 2.6 percent to 3.6 percent.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents increased $1.9 million in 1998. Cash and cash equivalents totaled $19.2 million and $17.3 million at December 31, 1998 and 1997. Net cash provided by operating activities totaled $5.9 million and primarily resulted from net income of $4.5 million.

The net cash used in investing activities totaled $5.6 million in 1998. Investment purchases of $50.2 million exceeded repayments of $45.2 million in 1998, which caused the net cash outflow. The change in investing activities was also affected by the expenditures for premises and equipment totaling $3.9 million. The majority of these expenditures were for land to construct the administrative center and two branch facilities.

Net cash provided by financing activities equaled $1.7 million in 1998. Increased volumes of time deposits and, to a lesser extent, transaction accounts offset the net outflow from the repayment of short-term borrowings. Time deposits increased $8.0 million in 1998, as a result of improved customer relations with local school districts. Higher volumes of commercial loan relationships in 1998 caused the $3.9 million improvement in transaction accounts. During 1998, short-term borrowings of $9.6 million were repaid.

CAPITAL ADEQUACY:

During 1998, stockholders' equity improved $3.6 million or 10.1 percent compared to 1997. This improvement was primarily due to net income of $4.5 million offset by dividends, net of reinvestments, of $662 and a reduction in net unrealized holding gains of $206. The actual change in net unrealized holding gains on investment securities in 1998, was a positive $816, net of applicable income taxes of $277, which was offset by a $1,128 reclassification adjustment, net of applicable income taxes of $383, for gains realized on the sale of securities. At December 31, 1998, net unrealized holding gains were $1,394 as compared to $1,600 at December 31, 1997.

For 1998, dividends declared equaled $816 or $0.37 per share.  This was a
23.8 percent increase as compared to $659 or $0.30 per share declared in 1997. The dividend payout ratio in 1998 and 1997 was 18.1 percent and
15.0 percent. In comparison, the peer group's dividend payout ratio was
38.9 percent in 1998 and 34.3 percent in 1997.

The Dividend Reinvestment Plan ("DRP") was implemented during the year-ended December 31, 1997, to offer stockholders the opportunity to automatically reinvest their dividends in shares of our common stock. Three hundred thousand shares were registered with the Securities and Exchange Commission ("SEC") under the DRP. During the years ended December 31, 1998 and 1997, 4,617 shares and 2,325 shares were issued under the DRP.

During 1998, the capital position improved as evidenced by marked increases in our capital adequacy ratios. The Leverage ratio was 9.5 percent at December 31, 1998, as compared to 8.7 percent at December 31, 1997. The Tier I capital to risk-adjusted assets ratio was 17.7 percent and total capital to risk-adjusted assets ratio was 18.9 percent at December 31, 1998. In comparison, these ratios at December 31, 1997, were
16.0 percent and 17.2 percent. Each of these ratios, at December 31, 1998 and 1997, exceeded the minimum levels required for adequately capitalized institutions of 4.0 percent, 4.0 percent and 8.0 percent and the levels required for well capitalized institutions of 5.0 percent, 6.0 percent and
10.0 percent.

REVIEW OF FINANCIAL PERFORMANCE:

Losses from foreign credit exposures, recognition of merger-related charges and initial startup expenses for establishing cost-cutting programs all hindered the earnings performance of the Nation's top 30 commercial banks in 1998. This group posted a decline of 3.3 percent in composite net income from 1997 to 1998. Regional and community banks faired better in 1998. Unaffected by the aforementioned factors, banks in the Northeast Region posted earnings in 1998 of $1.7 billion, a 21.4 percent increase from 1997 earnings of $1.4 billion.

Net income was $4.5 million or $2.04 per share in 1998, an increase over the $4.4 million or $2.00 per share reported for the previous year. The earnings growth was attributable to higher net interest income and gains on the sale of investment securities partially offset by increases in the provision for loan losses and noninterest expense.

The return on average assets ratio was 1.19 percent and return on average equity ratio was 11.71 percent in 1998. These ratios for the peer group in 1998 were 1.22 percent and 12.26 percent. For 1997, we reported ratios of 1.22 percent and 13.40 percent. Net interest income on a tax-equivalent basis increased $1,142 or 8.5 percent from $13,378 in 1997 to $14,520 in 1998. Contributing to the increase was a 4 basis point improvement in the yield on earning assets coupled with a 17 basis point reduction in the cost of funds. The major factor in the improved yield on earning assets resulted from a 37 basis point increase in the yield on taxable investment securities from 5.59 percent in 1997 to 5.96 percent in 1998. This betterment was attributed to the composition of the investment portfolio changing as cash flows from maturing U.S. Treasury securities were reinvested into short-term U.S. Government agency mortgage-backed securities which offered a greater total return for essentially the same risk exposure. The cost of funds improved from 4.77 percent in 1997 to
4.60 percent in 1998 which resulted from declines in the average rate paid on savings accounts and time deposits. Also assisting the improvement in net interest income was a favorable volume variance. Average earning assets increased 43.2 percent over the growth of interest-bearing liabilities.

The provision for loan losses increased $495 to $855 in 1998, from $360 in 1997. This increase was primarily attributable to the replenishment of the loan loss reserve for loans charged-off in response to changes in regulatory classifications of certain loans during 1998.

Noninterest income for the year-ended December 31, 1998, was $2,673, an $897 increase over the $1,776 recorded for the same period last year. Included in noninterest income in 1998 were gains of $1,128 on the sale of investment securities and gains of $43 on the sale of one-to-four family residential mortgage loans. Included in noninterest income in 1997 was a $250 litigation settlement paid by a securities broker.

Noninterest expense increased $1,408 from $7,956 in 1997, to $9,364 in 1998. Salaries and employee benefits expense, net occupancy and equipment expense and other expenses increased $347, $94 and $967 in 1998. The rise in salaries and employee benefits expense resulted from additional staffing for the late-1997 acquisition of the Eynon and Factoryville branches coupled with annual merit raises. The recognition of the first full year of occupancy expenses related to these new offices was the primary cause of the $94 increase. The primary reasons for the increase in other expenses were amortization of the core deposit intangible which resulted from the acquisition of the above branches, write-downs of properties included in other real estate and losses from dispositions of equipment determined to be non-compliant with the century date change.

NET INTEREST INCOME:

During 1998, the FOMC's interest rate cuts, higher mortgage prepayment levels and the flat yield curve all factored into reduced net interest margins for large and regional banks. For the nation's top 30 banks, average tax-equivalent net interest margins declined 19 basis points from
4.32 percent in 1997 to 4.13 percent in 1998. Similarly, banks in the Northeast Region also showed lower average margins, to 3.88 percent in 1998 from 4.07 percent in 1997. Conversely, our tax-equivalent net interest margin improved 19 basis points to 4.06 percent in 1998 from 3.87 percent in 1997. Similarly, our tax-equivalent net interest spread improved from 3.16 percent in 1997 to 3.37 percent in 1998.

Tax-equivalent net interest income grew $1,142 or 8.5 percent from $13,378 in 1997 to $14,520 in 1998. Improvements in both the average yields received on earning assets and the average cost paid on interest-bearing liabilities, coupled with growth in average volumes of earning assets over average volumes of interest-bearing liabilities, contributed to the increase. The main factor for the net interest spread improvement was a 17 basis point reduction in the cost of funds from 4.77 percent in 1997 to
4.60 percent in 1998. Reductions in the average rate paid on savings accounts of 34 basis points, time deposits less than $100 of 9 basis points and time deposits $100 or more of 28 basis points factored into this reduction. Specifically, these rate reductions favorably affected net interest income by $217, $146 and $79. An increase in the average yield on earning assets of 4 basis points also aided the improvement. The predominant cause for the improved yield was a 37 basis point increase in the yield on taxable investments. This change accounted for a favorable rate variance of $230. This was a direct result of reinvesting funds received from maturing U.S. Treasury securities into short-term U.S. Government agency mortgage-backed securities. The yield on tax-exempt investments declined 17 basis points in response to acquisitions of short-term, lower-yielding obligations of local municipalities. The yield on taxable loans was constant at 8.55 percent, while the tax-equivalent yield on tax-exempt loans improved to 8.30 percent in 1998 from 8.08 percent in 1997.

Net interest income was also impacted by changes in the volumes of earning assets and interest-bearing liabilities. Average loan volumes in 1998 increased $6.0 million or 2.5 percent over 1997. This increase accounted for a $536 positive influence on interest income. An increase in federal funds sold volumes of $4.9 million also contributed to the favorable volume variance. Changes in the composition of time deposits partially offset the effects the greater loan volumes had on net interest income. For 1998, time deposits less than $100 averaged $176.0 million, a $10.5 million or 6.3 percent increase over the $165.5 million in 1997. In contrast, average time deposits $100 or more declined $5.2 million or 17.9 percent from $29.1 million in 1997 to $23.9 million in 1998.

PROVISION FOR LOAN LOSSES:

Financial institutions' actions related to the provision for loan losses were mixed in 1998 as large banks increased their provision while regional and community banks kept their provision at the same levels as a year ago. Large financial institutions, as represented by the nation's top 30 banks, increased their provision for loan losses from $7.7 billion in 1997, to $10.3 billion in 1998, a 34.5 percent increase. This increase was a direct result of higher levels of net loans charged-off, nonperforming loans and riskier commercial loans. The ratio of net charge-offs as a percentage of average loans rose from 0.54 percent in 1997 to 0.66 percent in 1998. The increase was primarily attributable to write-offs on loans to emerging countries and hedge funds caused by the global economic crisis. Also causing the increase was a rise in the amount of nonperforming loans from $10.3 billion to $11.6 billion at December 31, 1997 and 1998. Finally, an increase in the amount of commercial loans as a percentage of the total loan portfolio caused financial institutions to allocate a greater amount of earnings towards a provision. The provisions for loan losses for regional and community banks were unchanged at approximately $290.0 million in 1998 and 1997. Net charge-offs as a percentage of average loans continued lower at 0.25 percent in 1998. Nonperforming assets declined from $1.3 billion at year-end 1997 to $1.0 billion at year-end 1998. As a percentage of loans, nonperforming assets declined from 1.12 percent to
0.78 percent at December 31, 1997 and 1998.

Our provision for loan losses increased from $360 in 1997 to $855 in 1998. As aforementioned, the majority of the increase occurred in the final quarter of 1998 as we replenished the loan loss reserve for loans charged-off in response to changes in regulatory classifications of certain loans.

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

We reported noninterest income of $2,673 in 1998, an $897 increase over the $1,776 reported in 1997. Service charges, fees and commissions remained at $1.5 million in 1998 and 1997. As aforementioned, we began originating one-to-four family residential mortgage loans for sale on the secondary market during 1998. Gains on the sale of such loans totaled $43. Included in noninterest income were net gains on the sale of investment securities of $1.1 million. We chose to sell certain equity securities of local financial institutions in 1998 as a result of the investments being overvalued relative to comparable stocks and an overall weakness in bank stocks. The recognition of Y2K remediation costs and nonperforming asset related charges primarily offset the impact of the securities gains on 1998 net income. As part of our Y2K preparedness, we evaluated all systems and equipment during the fourth quarter of 1998 recognizing charges for noncompliant equipment dispositions. Nonperforming asset related charges include losses on foreclosed property devaluations, interest income adjustments from placing certain loans on nonaccrual status and replenishment costs for loans charged-off. For 1997, noninterest income included a recovery of $250 from a litigation settlement paid by a securities broker to our wholly-owned subsidiary, Community Bank. The settlement was awarded with respect to Community Bank's business relationship with this broker prior to 1995.

NONINTEREST EXPENSE:

For 1998, the banking industry overall experienced higher levels of noninterest expense. On the national and regional levels, significant technological investments, costs associated with product line enhancements and one-time charges related to Y2K compliance all contributed to increases in noninterest expense and weaker efficiency ratios. For 1998, the efficiency ratios for the Nation's top 30 banks and Northeast Region banks were 57.9 percent and 55.4 percent. These were weaker in comparison to the ratios of 57.4 percent and 54.2 percent in 1997.

For 1998, our noninterest expense increased $1,408 or 17.7 percent to $9,364 from $7,956 in 1997. Similar to our peers, we showed a weaker efficiency ratio of 61.6 percent in 1998 as compared to 58.7 percent in 1997. Another ratio used to measure efficiency is the overhead ratio, noninterest expense as a percentage of total average assets. The overhead ratio was 2.5 percent in 1998. This ratio was higher than the ratio of
2.2 percent recorded in 1997, however, it was still better in comparison to the peer group's ratio of 3.3 percent in 1998.

Americans' compensation costs, wages and benefits, increased for a fifth consecutive year. The Employment Cost Index, the best measure of changes in wages and benefits according to the U.S. Department of Labor, rose 3.4 percent in 1998. Compensation costs are expected to continue to increase through 1999, due to tight labor markets, caused by consistently low unemployment rates, and increased health-care costs.

Salaries and employee benefits expense constitute nearly half of our noninterest expense. For the year-ended December 31, 1998, these expenses totaled $4,445 or 47.5 percent of noninterest expense. This was an increase of $347 or 8.5 percent as compared to a year ago. Employee additions related to the acquisition of the Eynon and Factoryville branches caused 65.0 percent of the total increase. The remainder of the increase was related to merit increases for employees based on their
annual performance evaluations.   The compensation costs per full-time
equivalent in 1998 and 1997 were $28 and $25. These costs were well below the peer group's compensation costs per full-time equivalent of $32 in 1998 and $31 in 1997.

Net occupancy and equipment expense totaled $1,293 in 1998, an increase of $94 or 7.8 percent over the $1,199 reported in 1997. The increase was due entirely to additional rental and depreciation expenses associated with the Eynon and Factoryville offices.

For the year-ended December 31, 1998, other expenses increased $967 to $3,626 from the $2,659 recorded for the comparable period last year. The primary factors contributing to this increase were additional expenses associated with the operation of the two new branches, write-downs of properties included in other real estate and dispositions of equipment determined to be Y2K non-compliant. We incurred additional amortization expense of $252 from the core deposit intangible acquired in the
aforementioned branch acquisitions.   In addition to the amortization, we
experienced higher levels of marketing, supply and general operating costs associated with a full year of operation of these new branches.

Also included in other expenses in 1998 were nonrecurring charges of $198 related to write-downs of other real estate properties and the disposition of Y2K noncompliant equipment. During 1998, we had the properties in other real estate reappraised. The reappraisals indicated a reduction in the fair market value of these properties. As a result, we wrote-down other real estate by $111 in 1998. As part of our Y2K readiness, we evaluated and tested all computer hardware and software to determine Y2K compliance. Based on this evaluation, noncompliant assets having a net book value of $87 were disposed.

INCOME TAXES:

Income tax expense amounted to $1,218 in 1998 compared to $1,134 in 1997. The effective tax rate increased from 20.5 percent in 1997 to 21.3 percent in 1998. Higher levels of earnings along with lower amounts of tax-exempt income were primarily responsible for the increase in the effective tax rate. Tax-exempt interest income as a percentage of total interest income declined from 9.7 percent in 1997 to 8.9 percent in 1998. Despite this reduction, we continued to experience an advantageous tax position as compared to the peer group. The peer group's effective tax rate was 25.5 percent in 1997 and 26.0 percent in 1998.














COMM BANCORP, INC.
DIRECTORS AND OFFICERS
                      ------------------------------------------------------

BOARD OF DIRECTORS
COMM BANCORP, INC.
------------------
DAVID L. BAKER
PRESIDENT AND
CHIEF EXECUTIVE OFFICER

WILLIAM F. FARBER, SR.
CHAIRMAN OF THE BOARD
Retired

JUDD B. FITZE
Attorney, Farr, Davis & Fitze

JOHN P. KAMEEN
SECRETARY
Publisher, Forest City News

ERWIN T. KOST
President, Kost Tire Distributors, Inc.

WILLIAM B. LOPATOFSKY
Retired

J. ROBERT McDONNELL
VICE PRESIDENT
Owner, McDonnell's Restaurant

JOSEPH P. MOORE, JR.
President, Elk Mountain Ski Resort, Inc.

THEODORE W. POROSKY
Owner, Porosky Lumber Company

ERIC G. STEPHENS
Auto Dealer, H.L. Stephens and Son

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



BOARD OF DIRECTORS
COMMUNITY BANK AND TRUST COMPANY
--------------------------------
DAVID L. BAKER
PRESIDENT AND
CHIEF EXECUTIVE OFFICER

WILLIAM F. FARBER, SR.
CHAIRMAN OF THE BOARD
Retired

JUDD B. FITZE
Attorney, Farr, Davis & Fitze

MICHAEL T. GOSKOWSKI
SECRETARY
Owner, Kartri Sales Mfg.

JOHN P. KAMEEN
Publisher, Forest City News

WILLIAM A. KERL
President, Carbondale Concrete Company, Inc.,
Kerl Coal, Oil and Trucking Company, Inc.

ERWIN T. KOST
President, Kost Tire Distributors, Inc.

WILLIAM B. LOPATOFSKY
Retired

J. ROBERT McDONNELL
VICE PRESIDENT
Owner, McDonnell's Restaurant

JOSEPH P. MOORE, JR.
President, Elk Mountain Ski Resort, Inc.

THEODORE W. POROSKY
Owner, Porosky Lumber Company

ERIC G. STEPHENS
Auto Dealer, H.L. Stephens and Son

DIRECTOR EMERITUS
-----------------
ALLAN A. HORNBECK
President, Allan Hornbeck Chevrolet

BOARD OF DIRECTORS
COMMUNITY LEASING CORPORATION
-----------------------------
DAVID L. BAKER
PRESIDENT AND CHIEF EXECUTIVE OFFICER

WILLIAM F. FARBER, SR.
CHAIRMAN OF THE BOARD
Retired

SCOTT A. SEASOCK
Senior Vice President
COMM BANCORP, INC.


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

HENRY E. DEECKE
Henry E. Deecke Real Estate

CLIFFORD BRANCH
---------------
WILLIAM F. FARBER, JR.
Manager, Farber's Restaurants

THOMAS J. LOPATOFSKY, JR.
Lenox Propane

JOSEPH T. McGRAW
Attorney, McGraw and McGraw

ERIC G. STEPHENS
Auto Dealer, H.L. Stephens and Son

EATON TOWNSHIP,
LAKE WINOLA AND
TUNKHANNOCK BRANCHES
--------------------
JUDD B. FITZE
Attorney, Farr, Davis & Fitze

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

NICHOLSON BRANCH
----------------
RICHARD LOCHEN
Lochen's Market

MARK NOVITCH
Sales-Leasing Manager
Pinnacle Truck Sales

DAVID SCHMIDT, JR.
Schmidt's Valley Farm Market

SIMPSON BRANCH
--------------
FRANCIS LAPERA
Lapera Oil Company

SUSAN MANCUSO
Mancuso and Mancuso

ROBERT M. McDONNELL
McDonnell's Restaurant

GERALD SALKO, D.D.S.
Dentist


OFFICERS
COMMUNITY BANK AND TRUST COMPANY
--------------------------------
CAROL AMES
Lake Winola Branch Manager

DAVID L. BAKER
President and
Chief Executive Officer

WILLIAM R. BOYLE
Vice President
Branch Administrator

THOMAS BYRNE
Vice President
Commercial Loan Officer

DEBRA CARR
Dickson City Branch Manager

MARK E. CATERSON
Vice President
Senior Trust Officer

KATHLEEN DELEO
Internal Loan Review

STEPHANIE A. GANZ, CPA
Vice President of Finance

DEBRA GAY
Eaton Township Branch Manager

FRAN HEDRICK
Factoryville Branch Manager

DAVID A. JONES
Vice President
Secondary Market Officer
Senior Loan Administrator

RANDOLPH LaCROIX
Clifford Branch Manager

GARY LAVELLE
Vice President
Special Assets Officer

PAMELA S. MAGNOTTI
Compliance Officer

BARBARA MARSICANO
Lakewood Branch Manager

PETER MISURA
Eynon Branch Manager

MARY ANN MUSHO
Assistant Cashier
Human Resource Officer

ROBERT O'MALLEY
Indirect Loan Officer

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

THOMAS W. SHEPPARD
Vice President
Senior Loan Officer

THOMAS E. SHERIDAN
Senior Vice President
Chief Operations Officer

RONALD K. SMITH
Vice President
Montrose Branch Manager

TAMI L. SNYDER
Vice President
Information Services

HAROLD STOUT
Tunkhannock Branch Manager

BRIAN URBAS
Forest City Branch Manager

STEVEN URSICH
Carbondale Branch Manager

OFFICERS
Community Leasing Corporation
-----------------------------
DAVID L. BAKER
President

THOMAS BYRNE
Secretary

STEPHANIE A. GANZ, CPA
Treasurer


COMM BANCORP, INC.
OTHER INFORMATION
                 ------------------------------------------------------------
LOCATIONS
COMMUNITY BANK AND TRUST COMPANY
--------------------------------

CARBONDALE BRANCH*
37 Dundaff Street
Carbondale, PA 18407
570-282-7500

CLARKS SUMMIT BRANCH*
125 North State Street
Clarks Summit, PA 18411
570-586-6876

CLIFFORD BRANCH*
Route 106
Clifford, PA 18413
570-222-3168

DICKSON CITY BRANCH*
1601 Main Street
Dickson City, PA 18519
570-489-8900

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

NICHOLSON BRANCH*
57 Main Street
Nicholson, PA 18446
570-942-6135

SIMPSON BRANCH*
347 Main Street
Simpson, PA 18407
570-282-4821

TUNKHANNOCK BRANCH*
Route 6 West
Tunkhannock, PA 18657
570-836-5555

TRUST SERVICES
125 North State Street
Clarks Summit, PA 18411
800-217-3501

COMMUNITY LEASING CORPORATION
125 North State Street
Clarks Summit, PA 18411
570-586-0377

REMOTE ATM LOCATION
Keystone College
College Avenue
LaPlume, PA 18440





GLOSSARY OF TERMS
-----------------
BASIS POINT - Unit of measure equal to one hundredth of one percent.

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

NET INTEREST SPREAD - Difference between the weighted-average tax-equivalent yield received on earning assets and the weighted-average rate paid on interest-bearing liabilities.

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






STOCKHOLDER INFORMATION
-----------------------

CORPORATE HEADQUARTERS:
521 Main Street
Forest City, PA  18421

LEGAL COUNSEL:
Saul, Ewing, Remick & Saul LLP
Penn National Insurance Tower
North Second Street, 7th Floor
Harrisburg, PA  17101

INDEPENDENT AUDITORS:
Kronick Kalada Berdy & Co., P.C.
190 Lathrop Street
Kingston, PA  18704

TRANSFER AGENT:
American Stock Transfer & Trust Company
40 Wall Street
New York, NY  10005

MARKET MAKERS:
Hopper Soliday & Co., Inc.
1703 Oregon Pike
Lancaster, PA  17604-4548
717-560-3015

M.H. Meyerson & Co., Inc.
525 Washington Blvd.
Jersey City, NJ  07303-0260
201-495-9500

Ryan, Beck & Co.
80 Main Street
West Orange, NJ  07052
888-231-7226

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

COMMON STOCK MARKET INFORMATION:
Shares of Comm Bancorp, Inc. common stock began listing on The NASDAQ Stock Market ("NASDAQ") as
CommBcp under the symbol "CCBP" on June 17, 1996.
Prior to June 17, 1996, the Company's common stock was quoted on the Over-the-Counter Electronic
Bulletin Board Interdealer System.  As of January
31, 2000, four firms were listed on the NASDAQ system as market makers for the Company's common stock.

The high and low closing sale prices and dividends per share of the Company's common stock for the four quarters of 1999 and 1998 are summarized as follows.

                                              CASH DIVIDENDS
1999:                      HIGH       LOW        DECLARED
                         ------     -------   --------------
First Quarter........... $28        $25 1/2        $0.13
Second Quarter..........  32         24             0.13
Third Quarter...........  42         30             0.15
Fourth Quarter.......... $40 1/2    $37 1/4        $0.16
1998:
First Quarter........... $38 3/4    $35            $0.07
Second Quarter..........  36 1/2     32 1/4         0.07
Third Quarter...........  35 3/8     27 1/2         0.10
Fourth Quarter.......... $28 3/4    $25            $0.13

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

DIVIDEND DIRECT DEPOSIT:
Comm Bancorp, Inc. stockholders not participating in the Dividend Reinvestment Plan may opt to have their dividends deposited directly into their bank account by contacting American Stock Transfer and Trust Company at
1-800-936-5449.

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