Form 10-Q
period 2000-03-31
COMM BANCORP INC
filed 2000-05-12
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    -------------------------------

Commission file number          0-17455
                              ------------

                                  COMM BANCORP, INC.
-----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                   23-2242292
-------------------------------------------   -------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                Number)

      521 MAIN STREET, FOREST CITY, PA                         18421
-------------------------------------------   -------------------------------
 (Address of principal executive offices)                    (Zip Code)

                                    (570) 785-3181
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,987,347 at April 30, 2000.


                           Page 1 of 42
                     Exhibit Index on Page 40


                        COMM BANCORP, INC.
                            FORM 10-Q

                          MARCH 31, 2000

                              INDEX


CONTENTS                                                        PAGE NO.
------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION:

 Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months Ended March 31, 2000 and 1999.........     3
     Consolidated Balance Sheets - March 31, 2000, and December
      31, 1999...................................................     4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Three Months Ended March 31, 2000..................     5
     Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2000 and 1999..............................     6
     Notes to Consolidated Financial Statements..................     7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................     8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................     *

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................    38

  Item 2: Changes in Securities and Use of Proceeds..............    38

  Item 3: Defaults Upon Senior Securities........................    38

  Item 4: Submission of Matters to a Vote of Security Holders....    38

  Item 5: Other Information......................................    38

  Item 6: Exhibits and Reports on Form 8-K.......................    38

  SIGNATURES.....................................................    39

  Exhibit Index..................................................    40

* Not Applicable


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          ------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                         2000        1999
------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable............................................................................     $5,616      $5,000
  Tax-exempt.........................................................................        124          93
Interest and dividends on investment securities available-for-sale:
  Taxable............................................................................        964       1,009
  Tax-exempt.........................................................................        476         504
Dividends............................................................................         33          30
Interest on federal funds sold.......................................................          9          48
                                                                                          ------      ------
    Total interest income............................................................      7,222       6,684
                                                                                          ------      ------

INTEREST EXPENSE:
Interest on deposits.................................................................      3,710       3,377
Interest on short-term borrowings....................................................         68           1
Interest on long-term debt...........................................................          1           1
                                                                                          ------      ------
    Total interest expense...........................................................      3,779       3,379
                                                                                          ------      ------
    Net interest income..............................................................      3,443       3,305
Provision for loan losses............................................................         90          30
                                                                                          ------      ------
    Net interest income after provision for loan losses..............................      3,353       3,275
                                                                                          ------      ------

NONINTEREST INCOME:
Service charges, fees and commissions................................................        440         380
Net gains on sale of loans...........................................................          1          32
Net gains on sale of investment securities...........................................        172
                                                                                          ------      ------
    Total noninterest income.........................................................        613         412
                                                                                          ------      ------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...............................................      1,279       1,164
Net occupancy and equipment expense..................................................        391         348
Other expenses.......................................................................        957         716
                                                                                          ------      ------
    Total noninterest expense........................................................      2,627       2,228
                                                                                          ------      ------
Income before income taxes...........................................................      1,339       1,459
Provision for income tax expense.....................................................        279         319
                                                                                          ------      ------
    Net income.......................................................................      1,060       1,140
                                                                                          ------      ------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale................         89        (427)
Reclassification adjustment for gains included in net income.........................       (172)
Income tax benefit related to other comprehensive income.............................        (28)       (146)
                                                                                          ------      ------
    Other comprehensive loss, net of income taxes....................................        (55)       (281)
                                                                                          ------      ------
    Comprehensive income.............................................................     $1,005      $  859
                                                                                          ======      ======
PER SHARE DATA:
Net income...........................................................................    $  0.53       $ 0.52
Cash dividends declared..............................................................    $  0.17       $ 0.13
Average common shares................................................................  2,016,768    2,208,634






See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                           --------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      MARCH 31, DECEMBER 31,
                                                                                        2000        1999
                                                                                      --------- ------------
ASSETS:
Cash and due from banks............................................................... $  8,775     $ 10,991
Federal funds sold....................................................................
Investment securities available-for-sale..............................................   99,184      105,630
Loans held-for-sale, net..............................................................
Loans, net of unearned income.........................................................  285,874      276,850
  Less: allowance for loan losses.....................................................    3,516        3,799
                                                                                       --------     --------
Net loans.............................................................................  282,358      273,051
Premises and equipment, net...........................................................    9,504        9,537
Accrued interest receivable...........................................................    2,258        2,166
Other assets..........................................................................    6,138        5,737
                                                                                       --------     --------
    Total assets...................................................................... $408,217     $407,112
                                                                                       ========     ========

LIABILITIES:
Deposits:
  Noninterest-bearing................................................................. $ 36,678     $ 36,061
  Interest-bearing....................................................................  331,485      326,422
                                                                                       --------     --------
    Total deposits....................................................................  368,163      362,483
Short-term borrowings.................................................................      800        5,500
Long-term debt........................................................................       38           39
Accrued interest payable..............................................................    2,310        1,976
Other liabilities.....................................................................    1,716        1,639
                                                                                       --------     --------
    Total liabilities..,..............................................................  373,027      371,637
                                                                                       --------     --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 March 31, 2000, 2,011,818 shares; December 31, 1999, 2,035,784 shares................      664          672
Capital surplus.......................................................................    6,179        6,199
Retained earnings.....................................................................   29,185       29,387
Accumulated other comprehensive loss..................................................     (838)        (783)
                                                                                       --------     --------
    Total stockholders' equity........................................................   35,190       35,475
                                                                                       --------     --------
    Total liabilities and stockholders' equity........................................ $408,217     $407,112
                                                                                       ========     ========





See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          -------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  ACCUMULATED
                                                                                        OTHER         TOTAL
                                                 COMMON   CAPITAL   RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS             LOSS        EQUITY
-----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999........................ $672    $6,199    $29,387           $(783)       $35,475
Net income........................................                     1,060                          1,060
Dividends declared: $0.17 per share...............                      (342)                          (342)
Dividend reinvestment plan: 1,434 shares issued...             56                                        56
Repurchase and retirement: 25,400 shares..........   (8)      (76)      (920)                        (1,004)
Net change in other comprehensive loss............                                       (55)           (55)
                                                   ----    ------    -------           -----        -------
BALANCE, MARCH 31, 2000........................... $664    $6,179    $29,185           $(838)       $35,190
                                                   ====    ======    =======           =====        =======




















See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ----------------------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


FOR THE THREE MONTHS ENDED MARCH 31                                                          2000      1999
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................................... $ 1,060   $ 1,140
Adjustments:
  Provision for loan losses..............................................................      90        30
  Depreciation, amortization and accretion...............................................     452       431
  Amortization of loan fees..............................................................     (24)      (36)
  Deferred income tax benefit............................................................      66       (55)
  Gains on sale of investment securities available-for-sale..............................    (172)
  Losses (gains) on sale of other real estate............................................      14       (2)     Changes in:
    Loans held for sale, net.............................................................                81
    Accrued interest receivable..........................................................     (92)       31
    Other assets.........................................................................    (365)     (415)
    Accrued interest payable.............................................................     334        59
    Other liabilities....................................................................      61       231
                                                                                          -------   -------
      Net cash provided by operating activities..........................................   1,424     1,495
                                                                                          -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available-for-sale...........................   2,184
Proceeds from repayments of investment securities available-for-sale.....................   6,481    10,744
Purchases of investment securities available-for-sale....................................  (2,261)  (16,984)
Proceeds from sale of other real estate..................................................      38        90
Net increase in lending activities.......................................................  (9,621)     (555)
Purchases of premises and equipment......................................................    (166)   (1,392)
                                                                                          -------   -------
      Net cash used in investing activities..............................................  (3,345)   (8,097)
                                                                                          -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts............................  (7,611)   (1,422)
  Time deposits..........................................................................  13,291    (1,605)
  Short-term borrowings..................................................................  (4,700)
Payments on long-term debt...............................................................      (1)
Proceeds from the issuance of common shares..............................................      56        45
Repurchase and retirement of common shares...............................................  (1,004)
Cash dividends paid......................................................................    (326)     (288)
                                                                                          -------   -------
      Net cash used in financing activities..............................................    (295)   (3,270)
                                                                                          -------   -------
      Net increase (decrease) in cash and cash equivalents...............................  (2,216)   (9,872)
      Cash and cash equivalents at beginning of year.....................................  10,991    19,164
                                                                                          -------   -------
      Cash and cash equivalents at end of period......................................... $ 8,775   $ 9,292
                                                                                          =======   =======
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for interest.................................................. $3,445   $ 3,320
Income taxes..............................................................................      6       129
Noncash items:
  Transfers of loans to other real estate.................................................    248        48
  Unrealized losses on investment securities available-for-sale........................... $   55   $   281









See notes to consolidated financial statements.

COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          -----------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 1999.





















COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    -----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FORWARD-LOOKING DISCUSSION:

Certain statements in this Form 10-Q are forward-looking statements that involve numerous risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:

Local, domestic and international economic and political conditions, and government monetary and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond the control of Comm Bancorp, Inc. and its subsidiary, Community Bank and Trust Company (collectively, the "Company") may also adversely affect its future results of operations. Our management team, consisting of the Board of Directors and executive officers, expects that no particular factor will affect the results of operations. Downward trends in areas such as real estate, construction and consumer spending, may adversely impact our ability to maintain or increase profitability. Therefore, we cannot assure the continuation of our current rates of income and growth.

Our earnings depend largely upon net interest income. The relationship between our cost of funds, deposits and borrowings, and the yield on our interest-earning assets, loans and investments all influence net interest income levels. This relationship, defined as the net interest spread, fluctuates and is affected by regulatory, economic and competitive factors that influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. As part of our interest rate risk ("IRR") management strategy, we monitor the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities to control our exposure to interest rate changes.

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

To a certain extent, our success depends upon the general economic conditions in the geographic market that we serve. Although we expect economic conditions in our market area to remain favorable, we cannot assure that these conditions will continue. Adverse changes to economic conditions in our geographic market area would likely impair loan collections and may have a materially adverse effect on the consolidated results of operations and financial position.

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

OVERVIEW:

Strong economic growth continued into the first quarter of 2000. The Nation's gross domestic product, the value of all goods and services produced in the United States, grew at an annual rate of
5.4 percent. Low inflation which has prevailed throughout the majority of the expansion, appears to be on the upswing. The core consumer price index ("CPI") for the first three months of 2000 rose 3.2 percent, the largest quarterly increase since the first quarter of 1996 when the core CPI rose at a pace of 3.5 percent. The threat of inflation coupled with tight labor conditions prompted the Federal Open Market Committee ("FOMC") to raise short-term interest rates 50 basis points during the first quarter of 2000. Further rate increases are expected should these conditions persist.

Net income for the first quarter of 2000 totaled $1,060 or $0.53 per share. Comparable first quarter 1999 net income was $1,140 or $0.52 per share. Return on average assets for the first three months of 2000 equaled 1.05 percent compared to 1.21 percent for the same three months of 1999. Return on average equity was
12.12 percent for the quarter ended March 31, 2000,  compared to
11.47 percent for the first quarter of 1999. Increased noninterest expense associated with the opening of two branches and our Corporate Center in 1999 primarily caused the decline in earnings. In addition, the reversal of interest earned on loans placed on nonaccrual, along with opportunity costs associated with the stock repurchase program also contributed to the earnings decline.

We are currently developing a program which will enable us to offer various insurance products such as life, health, disability and long-term care to customers through our Trust and Financial Services Division. In addition, we are in the process of updating our current teller processing system. This will allow us to better serve our customers and will pave the way for further technological advancements such as telephone and Internet banking.

REVIEW OF FINANCIAL POSITION:

Total assets amounted to $408.2 million at March 31, 2000, a $1.1 million increase compared to the $407.1 million recorded at December 31,1999. At the end of the first quarter of 2000, loans, net of unearned income totaled $285.9 million, an increase of $9.0 million from the $276.9 million reported at year-end 1999. The investment portfolio declined $6.4 million during the first quarter of 2000 as proceeds from repayments were utilized to fund loan demand. Total deposits increased $5.7 million to $368.2 million at March 31, 2000, from $362.5 million at December 31, 1999. In addition to funding loan demand, the deposit increases were used to repay $4.7 million in short-term borrowings outstanding at December 31, 1999. Total stockholders' equity declined $285 from year-end 1999. Accounting for this decline was common stock repurchases of $1,004, a net change in the unrealized holding loss of $55 and net cash dividends declared of $286 partially offset by net income of $1,060.

INVESTMENT PORTFOLIO:

Due to increased loan demand, the investment portfolio played a less significant role in our earning assets mix. Investment securities equaled 25.8 percent of earning assets at March 31, 2000, compared to 27.6 percent at December 31, 1999. In addition, the composition of the investment portfolio changed slightly from year-end 1999. U.S. Government agency mortgage-backed securities represented 58.8 percent of the investment portfolio at March 31, 2000, a decline in comparison to 60.1 percent at December 31, 1999. As a percentage of the portfolio, state and municipal obligations increased to 35.3 percent at the end of the first quarter, compared to 32.9 percent at the end of 1999. Despite the increases in general market rates, we continue to receive principal repayments on mortgage-backed securities according to schedule as a result of the quality and structure of these investments. The proceeds from these repayments were used to fund loan demand rather than being reinvested in similar type investments. As a result, mortgage-backed securities became a smaller proportion of the investment portfolio's composition.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at March 31, 2000, and December 31, 1999, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES


                                                         MARCH 31,        DECEMBER 31,
                                                           2000               1999
                                                       AMOUNT    %       AMOUNT    %
--------------------------------------------------------------------------------------
U.S. Treasury securities............................ $  2,989   3.01%  $  3,595   3.40%
U.S. Government agencies............................      978   0.99      1,635   1.55
State and municipals................................   35,026  35.31     34,781  32.93
Mortgage-backed securities..........................   58,344  58.82     63,523  60.14
Equity securities...................................    1,847   1.87      2,096   1.98
                                                     -------- ------   -------- ------
  Total............................................. $ 99,184 100.00%  $105,630 100.00%
                                                     ======== ======   ======== ======


During the first quarter of 2000, we sold state and municipal obligations having an amortized cost of $1.9 million and equity holdings of local financial institutions having an amortized cost of $63. During 1999, we decided to extend the average life of our municipal portfolio as a result of the availability of higher yields on these types of instruments in comparison to recent historical offerings. Accordingly, we began selling municipal obligations with shorter maturities and call features replacing them with the same quality municipal securities having longer maturities and call dates. The equity holdings of local financial institutions were sold due to the fact that they exhibit a lower total return as compared to other investment alternatives. We realized gains of $172 on the sale of investment securities for the three months ended March 31, 2000.

As a result of the actions taken to restructure the tax-exempt portion of the portfolio, the tax-equivalent yield on our investment portfolio increased 26 basis points in the first quarter of 2000 to 6.59 percent, from 6.33 percent in the last quarter of 1999. In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of an investment portfolio's performance since it takes into consideration both market value and reinvestment income from
repayments.   The investment portfolio's total return is the sum
of all interest income, reinvestment income on all proceeds from repayments and capital gains and losses, whether realized or unrealized. Total return for the investment portfolio improved for the twelve months ended March 31, 2000, to 4.6 percent compared to 4.0 percent for the twelve months ended December 31, 1999. Furthermore, our investment portfolio ranked in the upper 92nd percentile of all banks throughout the United States over the past twelve months according to latest results provided by a national investment performance ranking company.

We experienced a slight increase of $55, net of income tax benefits of $29, in the net unrealized holding loss on available-for-sale securities. At March 31, 2000, the net unrealized holding loss was $838, net of income tax benefits of $432. The $55 change in the unrealized holding loss was directly related to the U.S. Government agency mortgage-backed securities portion of our portfolio. The yield on the two-year U.S. Treasury, used to price this portion, influenced the change. The two-year U.S. Treasury yield increased 43 basis points to 6.53 percent at March 31, 2000, from 6.10 at year-end 1999.

The maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available-for-sale portfolio at March 31, 2000, is summarized in the table that follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, collateralized mortgage obligations ("CMOs") and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.







MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                               ------------------------------------------------------------------------------
MARCH 31, 2000                 AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
-------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities..... $ 3,026   5.07%                                                 $  3,026  5.07%
U.S. Government agencies.....                 $ 1,011   6.20%                                    1,011  6.20
State and municipals.........   1,420   6.46    3,894   6.72  $ 9,765   8.06% $19,907   7.96%   34,986  7.79
Mortgage-backed securities...  17,914   5.96   39,614   5.94    2,118   5.95                    59,646  5.95
Equity securities............                                                   1,785   6.94     1,785  6.94
                              -------         -------         -------         -------         --------
  Total...................... $22,360   5.87% $44,519   6.01% $11,883   7.68% $21,692   7.88% $100,454  6.58%
                              =======         =======         =======         =======         ========

Fair value:
U.S. Treasury securities..... $ 2,989                                                         $  2,989
U.S. Government agencies.....                 $   978                                              978
State and municipals.........   1,420           3,866         $ 9,750         $19,990           35,026
Mortgage-backed securities...  17,662          38,655           2,027                           58,344
Equity securities............                                                   1,847            1,847
                              -------         -------         -------         -------         --------
  Total...................... $22,071         $43,499         $11,777         $21,837         $ 99,184
                              =======         =======         =======         =======         ========


LOAN PORTFOLIO:

The housing market kept up with last year's pace due to continued high consumer confidence driven by strong job and income growth. However, this market may be beginning to feel the effects of rising interest rates. The rate on a 30-year conventional mortgage closed the first quarter at 8.24 percent, up 120 basis points from 7.04 percent at the end of the first quarter of 1999. Annual sales of existing homes of 5.07 million posted for the first quarter of 2000 were in line with annual sales of 5.06 million for the comparable period of 1999. New home sales were up
2.1 percent to 918 thousand compared to 899 thousand last year. Conversely, the annual rate of housing starts for March of 2000 was down 8.1 percent from last year's pace.

The composition of the loan portfolio at March 31, 2000, and December 31, 1999, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                   MARCH 31,            DECEMBER 31,
                                                     2000                   1999
                                               AMOUNT       %         AMOUNT      %
-------------------------------------------------------------------------------------
Commercial, financial and others............ $ 50,046     17.51%    $ 43,907    15.86%
Real estate:
  Construction..............................    3,560      1.24        3,164     1.14
  Mortgage..................................  199,606     69.82      198,423    71.67
Consumer, net...............................   32,071     11.22       30,830    11.14
Lease financing, net........................      591      0.21          526     0.19
                                             --------    ------     --------   ------
  Loans, net of unearned income.............  285,874    100.00%     276,850   100.00%
Less: allowance for loan losses.............    3,516                  3,799
                                             --------               --------
    Net loans............................... $282,358               $273,051
                                             ========               ========


During the first quarter of 2000, we again experienced strong loan demand. Loans, net of unearned income grew $9.0 million to $285.9 million at March 31, 2000, from $276.9 million at December 31, 1999. Commercial loan growth was the primary factor contributing to the overall increase. Furthermore, the composition of our loan portfolio continued to change during the first quarter, as commercial loans played a more significant role in our lending activities. Commercial loans, including commercial mortgage loans, grew $6.4 million and comprise approximated 34.8 percent of our total portfolio at March 31, 2000, compared to
33.7 percent at year-end 1999. For the first quarter of 2000, loans averaged $281.3 million, an increase of $32.9 million or
13.2 percent compared to $248.4 million averaged for the same period of 1999. However, amidst intense competition, the tax equivalent yield on the loan portfolio declined 9 basis points to
8.30 percent for the first three months of 2000 from 8.39 percent for the same period of 1999. We expect loan yields to increase for the remainder of 2000 due to the rise in general market rates. However, yields could be adversely affected should competition further intensify. Loan demand is facilitated though increases in core deposits and repayments on loans and investment securities.

We continually examine the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 33.7 percent of the lending portfolio is expected to reprice within the next twelve months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in attempting to reduce IRR in the loan portfolio.

The maturity and repricing information of the loan portfolio by major classification at March 31, 2000, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                       WITHIN     BUT WITHIN       AFTER
MARCH 31, 2000                        ONE YEAR    FIVE YEARS     FIVE YEARS      TOTAL
--------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $ 27,378       $15,296       $  7,372   $ 50,046
Real estate:
  Construction.......................    3,560                                   3,560
  Mortgage...........................   25,620        61,415        112,571    199,606
Consumer, net........................   11,797        16,463          3,811     32,071
Lease financing, net.................        8           583                       591
                                      --------       -------       --------   --------
    Total............................ $ 68,363       $93,757       $123,754   $285,874
                                      ========       =======       ========   ========

Repricing schedule:
Predetermined interest rates......... $ 39,008       $76,058       $105,840   $220,906
Floating or adjustable interest rates   64,968                                  64,968
                                      --------       -------       --------   --------
    Total............................ $103,976       $76,058       $105,840   $285,874
                                      ========       =======       ========   ========

ASSET QUALITY:

We experienced improvement in our asset quality during the first quarter of 2000. Nonperforming assets were $4,726 or 1.65 percent of loans, net of unearned income, at March 31, 2000, compared to $6,944 or 2.51 percent at December 31, 1999. A decline in the amount of accruing loans past due 90 days or more was the major factor which lead to the improvement.

Accruing loans past due 90 days or more decreased $2,230 to $1,735 at March 31, 2000, from $3,965 at December 31, 1999. Real estate loans accounted for the majority of this improvement. Nonaccrual loans declined as a result of transfers to other real estate. Due to the favorable economic conditions in our local market area, we expect continued improvement in our asset quality for the remainder of 2000. However, should economic conditions weaken in our market area, borrowers' ability to make timely loan payments could be limited. The possibility exists that these levels could deteriorate should this occur.






Information concerning nonperforming assets at March 31, 2000, and December 31, 1999, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                             MARCH 31,   DECEMBER 31,
                                                               2000          1999
-------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others............................... $  419         $  166
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,865          2,272
Consumer, net..................................................      7             33
Lease financing, net...........................................
                                                                ------         ------
    Total nonaccrual loans.....................................  2,291          2,471
                                                                ------         ------
Restructured loans.............................................    145            149
                                                                ------         ------
    Total impaired loans.......................................  2,436          2,620
                                                                ------         ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others...............................    168            726
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,119          2,768
Consumer, net..................................................    448            471
Lease financing, net...........................................
                                                                ------         ------
    Total accruing loans past due 90 days or more..............  1,735          3,965
                                                                ------         ------
    Total nonperforming loans..................................  4,171          6,585
                                                                ------         ------
Foreclosed assets..............................................    555            359
                                                                ------         ------
    Total nonperforming assets................................. $4,726         $6,944
                                                                ======         ======

Ratios:
Impaired loans as a percentage of loans, net...................   0.85%          0.95%
Nonperforming loans as a percentage of loans, net..............   1.46           2.38
Nonperforming assets as a percentage of loans, net.............   1.65%          2.51%








Information relating to the recorded investment in impaired loans at March 31, 2000 and December 31, 1999, is summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
--------------------------------------------------------------------------------------
Impaired loans:
With a related allowance....................................... $2,291          $2,471
With no related allowance......................................    145             149
                                                                ------          ------
  Total........................................................ $2,436          $2,620
                                                                ======          ======


Impaired loans include a $145 restructured loan to one commercial customer. This loan continued to perform in accordance with its modified terms during the first quarter of 2000.

The analysis of changes affecting the allowance for loan losses related to impaired loans at March 31, 2000 is summarized as follows:


                                                                              MARCH 31,
                                                                                2000
---------------------------------------------------------------------------------------
Balance at January 1.............................................................. $613
Provision for loan losses.........................................................   48
Loans charged-off.................................................................  205
Loans recovered...................................................................
                                                                                   ----
Balance at period-end............................................................. $456
                                                                                   ====

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 2000 and 1999, are summarized as follows:


THREE MONTHS ENDED MARCH 31                                       2000            1999
--------------------------------------------------------------------------------------
Gross interest due under terms................................. $   69          $   58
Interest income recognized.....................................      3               8
                                                                ------          ------
Interest income not recognized................................. $   66          $   50
                                                                ======          ======

Interest income recognized (cash-basis)........................ $    3          $    8

Average recorded investment in impaired loans.................. $2,936          $2,549

Cash received on impaired loans applied as a reduction of principal totaled $39 for the quarter ended March 31, 2000, and $81 for the same period of 1999. There were no commitments to extend additional funds to such parties at March 31, 2000.

Our allowance for loan losses account is established through charges to earnings as a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account with any subsequent recoveries being credited to the account. Nonaccrual, restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted. Consumer loans are considered losses when they are 120 days past due, except those expected to be recovered through insurance or collateral disposition proceeds. Under GAAP, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. We maintain the allowance for loan losses at a level believe adequate to absorb estimated potential credit losses. We employ the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan Losses as the primary analytical tool in assessing the adequacy of the allowance account by assigning qualitative factors to each element of the allowance. The allowance for loan losses consists of two elements: allocated and unallocated.

We utilize the loss mitigation method for estimating the allocated portion of the allowance for loan losses. Loss mitigation involves determining the percentage of each classification of individual loans and loan pools that are expected to ultimately result in loss based on historical experience. This estimating method and assumptions used for the method have been followed in a consistent manner. Commercial loans and commercial real estate loans are classified and have historical percentages applied on an asset by asset basis. Residential mortgages and consumer loans have historical percentages applied on a pool by pool basis. The historical loss percentages are updated quarterly and are based on the actual amount of loans in each classification that resulted in loss over the past eight quarters. The historical loss experience method is only the starting point for estimating the allowance for loan losses. We add to these historical loss percentages a qualitative percentage representing a number of other relevant factors that may cause estimated credit losses associated with our current portfolio to differ from historical loss. These risk factors include:

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

The volume of the allowance for loan losses and the composition of its elements fluctuate based on changes in many of these risk factors. There are no known trends which would lead us to believe that the current level of the allowance for loan losses is not adequate to cover expected loan losses.

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

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

                                                       MARCH 31,           DECEMBER 31,
                                                         2000                  1999
                                                    ---------------     ---------------
                                                           CATEGORY            CATEGORY
                                                               AS A                AS A
                                                               % OF                % OF
                                                    AMOUNT    LOANS     AMOUNT    LOANS
---------------------------------------------------------------------------------------
Commercial, financial and others................... $1,098    17.51%    $1,292    15.86%
Real estate:
  Construction.....................................            1.24                1.14
  Mortgage.........................................  1,272    69.82      1,289    71.67
Consumer, net......................................  1,141    11.22      1,213    11.14
Lease financing, net...............................      5     0.21          5     0.19
                                                    ------   ------     ------   ------
    Total.......................................... $3,516   100.00%    $3,799   100.00%
                                                    ======   ======     ======   ======



A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 2000, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                               MARCH 31,
                                                                                 2000
----------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period...............................  $3,799
Loans charged-off:
Commercial, financial and others...............................................     264
Real estate:
  Construction.................................................................
  Mortgage.....................................................................      23
Consumer, net..................................................................     116
Lease financing, net...........................................................
                                                                                 ------
    Total......................................................................     403
                                                                                 ------

Loans recovered:
Commercial, financial and others...............................................       8
Real estate:
  Construction.................................................................
  Mortgage.....................................................................       1
Consumer, net..................................................................      21
Lease financing, net...........................................................
                                                                                 ------
    Total......................................................................      30
                                                                                 ------
Net loans charged-off..........................................................     373
                                                                                 ------
Provision charged to operating expense.........................................      90
                                                                                 ------
Allowance for loan losses at end of period.....................................  $3,516
                                                                                 ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............    0.53%
Allowance for loan losses as a percentage of period end loans..................    1.23%


The allowance for loan losses was $3,516 and equaled 1.23 percent of loans, net of unearned income, at March 31, 2000, as compared to $3,799 and 1.37 percent of loans, net of unearned income, at December 31, 1999. The decrease resulted from net charge-offs exceeding the provision for loan losses for the quarter ended March 31, 2000. Approximately one-half of the total amount of loans charged-off during the first quarter of 2000 resulted from a write-down of a credit to one commercial real estate customer. We do not anticipate further write-downs on such property based on current appraisals. As a percentage of nonperforming loans, the allowance account covered 84.3 percent at March 31, 2000, and
57.7 percent at December 31, 1999. Relative to all nonperforming assets, the allowance covered 74.4 percent at March 31, 2000, and
54.7 percent at December 31, 1999.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $373 or
0.53 percent of average loans outstanding for the first quarter of 2000, compared to $9 or 0.01 percent for the same period last year.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 2000 and 1999, are summarized as follows:

DEPOSIT DISTRIBUTION


                                                   MARCH 31,             MARCH 31,
                                                     2000                  1999
                                              -----------------      ----------------
                                              AVERAGE   AVERAGE      AVERAGE  AVERAGE
                                              BALANCE      RATE      BALANCE     RATE
-------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....................... $ 22,683      3.62%    $ 16,696     2.94%
NOW accounts................................   25,020      2.64       23,359     2.47
Savings accounts............................   73,585      2.51       63,041     2.36
Time deposits less than $100................  177,119      5.55      179,366     5.48
Time deposits $100 or more..................   30,294      5.79       22,520     5.85
                                             --------               --------
  Total interest-bearing....................  328,701      4.54%     304,982     4.49%
Noninterest-bearing.........................   35,319                 34,372
                                             --------               --------
  Total deposits............................ $364,020               $339,354
                                             ========               ========


Total deposits increased $5.7 million to $368.2 million at March 31, 2000, from $362.5 million at December 31, 1999. The growth was primarily attributable to an increase in time deposits from tax-exempt entities. Total deposits averaged $364.0 million, an increase of $24.6 million compared to the $339.4 million average for the same quarter of 1999. The general rise in market deposit rates as a result of the FOMC's two additional 25 basis point rate increases in the first quarter of 2000 caused us to raise interest rates paid on deposits in order to remain competitive. These FOMC actions following the three 25 basis point changes in the second half of 1999 resulted in an increase of 5 basis points in our average cost of deposits from 4.49 percent in the first quarter of 1999 to 4.54 percent in the first quarter of 2000. Moreover, our cost of deposits for the first quarter of 2000 increased 12 basis points as compared to the cost of deposits for the fourth quarter of 1999. Further interest rate increases are expected for 2000. Should additional rate increases occur, we may experience further increases in our cost of funds.

Volatile deposits, time deposits in denominations of $100 or more, increased $10.8 million from $23.3 million at December 31, 1999, to $34.1 million at March 31, 2000. This increase directly resulted from improved depository relationships with tax-exempt entities. The average cost of these deposit increased 24 basis points from 5.55 percent for the fourth quarter of 1999 to 5.79 for the first quarter of 2000.

Maturities of time deposits of $100 or more at March 31, 2000, and December 31, 1999, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                               MARCH 31,  DECEMBER 31,
                                                                 2000         1999
--------------------------------------------------------------------------------------
Within three months............................................ $18,397       $ 3,752
After three months but within six months.......................   2,147         5,240
After six months but within twelve months......................   3,987         5,411
After twelve months............................................   9,526         8,850
                                                                -------       -------
  Total........................................................ $34,057       $23,253
                                                                =======       =======

MARKET RISK SENSITIVITY:

Market risk is the risk to a company's financial position resulting from changes in market rates or prices, such as, interest rates, foreign exchange rates or commodity prices. We have no exposures to foreign currency exchange risk nor do we have any specific exposure to the commodity price risk. Our major area of market risk exposure is IRR. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing its net interest income and its level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries, however a bank with a high exposure to IRR may experience lower earnings, impaired liquidity and capital positions and, most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate interest rate risk to promote safety and soundness in their activities.

Interest rate sensitivity management attempts to limit and, to the extent possible, control the effects interest rate fluctuations have on net interest income and the market value of financial instruments. The responsibility of this management has been delegated to the Asset/Liability Management Committee ("ALCO"). Specifically, ALCO utilizes a number of computerized modeling techniques to monitor and attempt to control the influence that market changes have on our rate-sensitive assets and liabilities. One such technique utilizes a static gap report, which attempts to measure our interest rate exposure by calculating the net amount of rate-sensitive assets ("RSA") and rate-sensitive liabilities ("RSL") that reprice within specific time intervals. A positive gap, indicated by a RSA/RSL ratio greater than 1.0, implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap, a RSA/RSL ratio less than 1.0, tends to indicate that earnings will be affected inversely to interest rate changes.

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

INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
MARCH 31, 2000                  THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS      TOTAL
------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $ 5,410           $ 16,661         $ 43,499         $ 33,614   $ 99,184
Loans held for sale, net............
Loans, net of unearned income.......  81,692             22,284           76,058          105,840    285,874
Federal funds sold..................
                                     -------           --------         --------         --------   --------
  Total............................. $87,102           $ 38,945         $119,557         $139,454   $385,058
                                     =======           ========         ========         ========   ========

Rate sensitive liabilities:
Money market accounts...............                   $ 20,293                                     $ 20,293
NOW accounts........................                     25,125                                       25,125
Savings accounts....................                                    $ 73,262                      73,262
Time deposits less than $100........ $35,702             45,728           96,819         $    499    178,748
Time deposits $100 or more..........  18,397              6,134            9,363              163     34,057
Short-term borrowings...............     800                                                             800
Long-term debt......................       1                  2               13               22         38
                                     -------           --------         --------         --------   --------
  Total............................. $54,900           $ 97,282         $179,457         $    684   $332,323
                                     =======           ========         ========         ========   ========

Rate sensitivity gap:
  Period............................ $32,202           $(58,337)        $(59,900)        $138,770
  Cumulative........................ $32,202           $(26,135)        $(86,035)        $ 52,735   $ 53,735

RSA/RSL ratio:
  Period............................    1.59               0.40             0.67           203.88
  Cumulative........................    1.59               0.83             0.74             1.16       1.16


Our one-year RSA/RSL ratio improved from 0.65 at March 31, 1999, to 0.83 at March 31, 2000 and falls within our asset/liability guidelines of 0.70 and 1.30. An increase in the amount of RSA maturing or repricing within one year, coupled with a decrease in the amount of RSL maturing or repricing within one year were primarily responsible for the improved ratio. Increased demand for adjustable-rate commercial loans was the primary factor for the improvement as loans, net of unearned income maturing or repricing within one year rose $26.2 million compared to March 31, 1999. Partially offsetting the increase in loans, net of unearned income was a $8.3 million decrease in investment securities due within one year. Also positively affecting the one-year ratio was a $34.5 million decrease in time deposits less than $100. Promotional pricing strategies on longer-term certificate of deposits lengthened the average life for this type of funding. This decrease was partially offset by increases of $4.4 million in money market accounts, $1.8 million in NOW accounts and $9.2 million in time deposits $100 or more.

We also experienced an increase in our three-month ratio at March 31, 2000, as compared to one year earlier. At the end of the first quarter of 2000 this ratio equaled 1.59 as compared to 1.45 at March 31, 1999. The reasons attributable to the increase are relatively the same as those discussed for the one-year ratio.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2000, produced results similar to those indicated by the one-year static gap position. Given a parallel and instantaneous rise in interest rates of 100 basis points, net interest income should decrease 2.7 percent. Conversely, a similar decline in interest rates would result in a 2.7 percent increase in net interest income.

Financial institutions are affected differently by inflation than are commercial and industrial companies that have significant investments in fixed assets and inventories. Most of our assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact inflation has on us, however we believe that its exposure to inflation can be mitigated through asset/liability management.

LIQUIDITY:

Liquidity is defined as a company's ability to generate cash at a reasonable cost in order to satisfy commitments to borrowers, as well as to meet the demands of depositors and debtholders. Our principal sources of liquidity are core deposits and loan and investment payments and prepayments. Providing a secondary source of liquidity is our available-for-sale portfolio. As a final source of liquidity, we can exercise existing credit
arrangements.   We manage liquidity daily, thus enabling us to
effectively monitor fluctuations in our liquidity position and to adapt the position according to market changes. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis. There are presently no known trends, demands, commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to our liquidity.

Our liquidity position at the end of the first quarter of 2000 weakened in comparison to one year earlier. The net noncore funding dependence ratio and net short-term noncore funding dependence ratio best illustrate the change in the liquidity position. The net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets, was 3.3 percent at March 31, 2000, compared to negative 3.5 percent at the end of the first quarter of 1999. The net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, equaled 0.7 percent and negative 5.2 percent at March 31, 2000 and 1999. We believe that by maintaining adequate volumes of short-term investments and remaining competitive in pricing our deposits, we can ensure sufficient liquidity to support future growth.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, decreased $2.2 million in the first quarter of 2000. Net cash provided by operating activities totaled $1.4 million, which primarily resulted from net income of $1,060 earned in the first three months of 2000.

Net cash used in investing activities amounted to $3.3 million and was the primary reason for overall decline in cash in the first quarter. A net increase in lending activities of $9.6 million, offset partially by repayments from available-for-sale investment securities of $6.5 million was predominantly responsible for the net cash outflow.

Net cash used in financing activities during the first three months of 2000 equaled $295. Short-term borrowing repayments of $4.7 million, common stock repurchases of $1.0 million and net cash dividends paid of $270 were almost entirely offset by a net increase in deposits of $5.7 million.

CAPITAL ADEQUACY:

Stockholders' equity decreased $285 in the first quarter of 2000. Net income of $1,060, was more than offset by common stock repurchases of $1,004 and net cash dividends declared of $286. During the first quarter of 2000, we repurchased and retired 25,400 shares of our common stock under a stock repurchase program authorized in the second quarter of 1999. Also affecting stockholders' equity was a $55 increase in the accumulated other comprehensive loss resulting entirely from the change in the net unrealized loss on available-for-sale investment securities.

Dividend declared for the quarter ended March 31, 2000, were $342 or $0.17 per share. The dividend payout ratio in the first quarter of 2000 was 32.3 percent compared to 25.3 percent for the same quarter of 1999. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

Our dividend reinvestment plan allows stockholders to automatically reinvest their dividends in shares of our common stock. During the first quarter of 2000, 1,434 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of
3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2000 and 1999. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

The Board of Governors of the Federal Reserve Board, ("Federal Reserve Board")in conjunction with the other federal banking agencies recently amended their respective risk-based capital standards for banks, bank holding companies and thrifts with regard to the regulatory treatment of unrealized holding gains on certain available-for-sale equity securities. Currently under GAAP, unrealized gains are reported as a component of equity capital, however, unrealized gains have been excluded from regulatory capital under the capital standards of the federal banking agencies. Under the amended rule, institutions that legally hold equity securities are permitted, but not required, to include up to 45.0 percent of the pretax net unrealized holding gains on certain available-for-sale equity securities in Tier II capital. We have elected not to include such unrealized gains in our Tier II capital.

Our and Community Bank's capital ratios at March 31, 2000 and 1999, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:

RISK-ADJUSTED CAPITAL


                                                                                         MINIMUM TO BE WELL
                                                                                         CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                              -------------------------------------------------------------
MARCH 31                                      2000      1999       2000         1999         2000      1999
-----------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-adjusted assets:
  Consolidated........................... $ 33,740  $ 36,461    $ 9,678      $ 8,506      $14,517   $12,760
  Community Bank.........................   32,468    35,220      9,623        8,442       14,434    12,663
Total capital to risk-adjusted assets:
  Consolidated...........................   36,770    39,137     19,356       17,013       24,195    21,266
  Community Bank.........................   35,481    37,876     19,245       16,883       24,057    21,104
Tier I capital to total average assets
 less goodwill:
  Consolidated...........................   33,740    36,461     16,185       15,226       20,231    19,033
  Community Bank.........................   32,468    35,220    $16,115      $15,093      $20,144   $18,866

Risk-adjusted assets:
  Consolidated...........................  227,008   202,917
  Community Bank.........................  225,627   201,298
Risk-adjusted off-balance sheet items:
  Consolidated...........................   14,938     9,745
  Community Bank.........................   14,938     9,745
Average assets for Leverage ratio:
  Consolidated...........................  404,613   380,659
  Community Bank......................... $402,873  $377,323

Ratios:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items:
  Consolidated............................    13.9%     17.1%       4.0%         4.0%         6.0%      6.0%
  Community Bank..........................    13.5      16.7        4.0          4.0          6.0       6.0
Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items:
  Consolidated............................    15.2      18.4        8.0          8.0         10.0      10.0
  Community Bank..........................    14.7      17.9        8.0          8.0         10.0      10.0
Tier I capital as a percentage of total
 average assets less goodwill:
  Consolidated............................     8.3       9.6        4.0          4.0          5.0       5.0
  Community Bank..........................     8.1%      9.3%       4.0%         4.0%         5.0%      5.0%




The decline in the risk-based capital ratios at March 31, 2000 compared to one year earlier directly resulted from continuing to repurchase and retire our common stock. Despite the decline, we exceeded all relevant regulatory capital measurements at March 31, 2000, and were considered well capitalized. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least
6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent.

REVIEW OF FINANCIAL PERFORMANCE:

Our net income for the first three months of 2000 totaled $1,060 or $0.53 per share. Net income for the same three months of 1999 was $1,140 or $0.52 per share. Improvements in net interest income and noninterest income were more than offset by a higher amount of loan loss provision and increases in noninterest expense related to the opening of two new branch offices and our Corporate Center in 1999. Other factors which contributed to the decline in earnings were opportunity costs associated with the stock repurchase program and the reversal of interest earned on loans placed on nonaccrual status during the first quarter of 2000.

NET INTEREST INCOME:

Our major source of operating income is derived from net interest income. Net interest income is defined as the excess amount of income, interest and fees, from earning assets over the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while deposits, short-term borrowings and long-term debt comprise interest-bearing liabilities. Net interest margin is the percentage of net interest income on a tax-equivalent basis to average earning assets. Variations in volumes and rates of earning assets and liabilities, in response to changes in general market rates, are the primary factors affecting net interest income. The composition of earning assets and interest-bearing liabilities and the volume of nonperforming assets also influence the levels of interest income.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                                       MARCH 31,
                                                                     2000 VS. 1999
                                                                 ----------------------
                                                                  INCREASE (DECREASE)
                                                                    ATTRIBUTABLE TO
                                                                 ----------------------
                                                                 TOTAL
                                                                 CHANGE   RATE   VOLUME
                                                                 ------   ----   ------
INTEREST INCOME:
Loans:
  Taxable......................................................... $616  $ (44)    $660
  Tax-exempt......................................................   45    (73)     118
Investments:
  Taxable.........................................................  (42)    (6)     (36)
  Tax-exempt......................................................  (43)   (18)     (25)
Federal funds sold................................................  (39)    (1)     (38)
                                                                   ----  -----     ----
    Total interest income.........................................  537   (142)     679
                                                                   ----  -----     ----

INTEREST EXPENSE:
Money market accounts.............................................   83     33     50
NOW accounts......................................................   22     11     11
Savings accounts..................................................   93     26     67
Time deposits less than $100......................................   23    126   (103)
Time deposits $100 or more........................................  112    (2)    114
Short-term borrowings.............................................   67      1     66
Long-term debt....................................................
                                                                   ----  -----   ----
    Total interest expense........................................  400    195    205
                                                                   ----  -----   ----
    Net interest income........................................... $137  $(337)  $474
                                                                   ====  =====   ====


For the first quarter of 2000, we experienced a slight improvement of $137 in our tax-equivalent net interest income as compared to the same period last year. For the three months ended March 31, 2000, net interest income on a tax-equivalent basis totaled $3,750 compared to $3,613 for the same three months
of last year.   Higher volumes of average loans more than offset
increases in average interest-bearing liabilities. Total loans averaged $32.8 million higher for the first quarter of 2000 compared to the same period of 1999, and resulted in a $778 increase in tax-equivalent interest income. Partially offsetting the favorable volume variance from loans was a $99 reduction in tax-equivalent interest income resulting from a $7.8 million decrease in average investments and federal funds sold. As previously mentioned, repayments of investment securities were used to fund the increased loan demand. In addition, our net interest income was affected by opportunity costs associated with the stock repurchase program, as we deployed excess funds into common stock repurchases. Interest-bearing liabilities averaged $28.3 million more in the first quarter of 2000 compared to the same period last year, resulting in a $205 reduction in net interest income. We experienced increases in the average balances of all major deposit types except time deposits less than $100. In addition, short-term borrowings averaged $4.5 million more for the first quarter of 2000 compared to the first quarter of 1999. Net interest expense was also negatively impacted by a 7 basis point increase in our cost of funds to 4.56 percent for the quarter ended March 31, 2000, compared to 4.49 percent for the same quarter of last year. A 125 basis point rise in short-term interest rates since March 31, 1999, coupled with competitive pressures, caused deposit rates to increase.

Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin weakened to 3.90 percent for the first quarter of 2000 from 4.05 percent for the same period of 1999. In a rising rate environment deposits tend to reprice faster than loans, which has led to the margin compression. Additional rate increases by the FOMC could cause interest margins to tighten even further. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin in check. However, no assurance can be given that net interest income will not be adversely affected should general market rates continue to increase and competition further intensify.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended March 31, 2000 and 1999, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

<CAPTION)

                                                       MARCH 31, 2000                  MARCH 31, 1999
                                                ---------------------------  -----------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/  INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE    RATE
                                                -------  -------   --------  ----------  -------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $271,288    $5,616      8.33%   $241,389    $5,000     8.40%
  Tax-exempt..................................    9,977       186      7.50       7,049       141     8.11
Investments:
  Taxable.....................................   68,238       997      5.88      71,142     1,039     5.92
  Tax-exempt..................................   36,675       721      7.91      38,098       764     8.13
Federal funds sold............................      817         9      4.43       4,258        48     4.57
                                               --------    ------              --------    ------
    Total earning assets......................  386,995     7,529      7.82%    361,936     6,992     7.83%
Less: allowance for loan losses...............    3,606                           4,069
Other assets..................................   23,512                          25,568
                                               --------                        --------
    Total assets.............................. $406,901                        $383,435
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 22,683       204      3.62%   $ 16,696       121     2.94%
NOW accounts..................................   25,020       164      2.64      23,359       142     2.47
Savings accounts..............................   73,585       460      2.51      63,041       367     2.36
Time deposits less than $100..................  177,119     2,446      5.55     179,366     2,423     5.48
Time deposits $100 or more....................   30,294       436      5.79      22,520       324     5.83
Short-term borrowings.........................    4,651        68      5.88         101         1     4.02
Long-term debt................................       38         1     10.58          41         1     9.89
                                               --------    ------              --------    ------
    Total interest-bearing liabilities........  333,390     3,779      4.56%    305,124     3,379     4.49%
Noninterest-bearing deposits..................   35,319                          34,372
Other liabilities.............................    3,024                           3,644
Stockholders' equity..........................   35,168                          40,295
                                               --------                        --------
    Total liabilities and stockholders' equity $406,901                        $383,435
                                               ========    ------              ========    ------                    ========
    Net interest/income spread................             $3,750      3.26%               $3,613     3.34%
                                                           ======                          ======
    Net interest margin.......................                         3.90%                          4.05%
Tax equivalent adjustments:
Loans.........................................             $   62                          $   48
Investments...................................                245                             260
                                                           ------                          ------
    Total adjustments.........................             $  307                          $  308
                                                           ======                          ======


Note:     Average balances were calculated using average daily balances.  Average balances for loans include nonaccrual loans.  Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding loss of $728 for the first quarter of 2000 and an unrealized holding gain of $2,040 for the first quarter of 1999 included in other assets.  Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.


PROVISION FOR LOAN LOSSES:

We make provisions for loan losses based on evaluations of the adequacy of the allowance for loan losses account. Factors such as previous loan experience, overall loan portfolio characteristics, prevailing economic conditions and other relevant factors are considered when determining the provision. Based on our most recent evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio.

The provision for loan losses totaled $90 for the three months ended March 31, 2000, compared to $30 for the same period of 1999. We believe that maintaining a standard monthly charge to operations in the form of a provision is warranted. If loan demand intensifies or nonperforming asset levels deteriorate, we will consider adjusting the monthly provision amount for the remainder of 2000.

NONINTEREST INCOME:

Noninterest income totaled $613 for the first quarter of 2000, compared to $412 for the first quarter of 1999. Included in noninterest income in 2000 were gains on the sale of investment securities of $172. The majority of these gains resulted from the sale of equity securities of local financial institutions. The decision to sell these securities was based on a decline in their total return compared to alternative investments.
Adjusting for these gains, noninterest income for the first three months of 2000 increased $29, compared to the same period one year ago. Service charges, fees and commissions increased $60 which was partially offset by a $31 decrease in gains on the sale of one-to-four family residential mortgages on the secondary market.

NONINTEREST EXPENSE:

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance including FDIC assessment, other taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed.
We utilize budgets and other related strategies in an effort to control the variable expenses.
Noninterest expense amounted to $2,627 for the quarter ended March 31, 2000, an increase of $399 or 17.9 percent compared to $2,228 reported for the same quarter of last year. We experienced increases in all three major categories of expenses over the prior year. A key industry ratio used to measure productivity is the operating efficiency ratio, noninterest expenses less other real estate expenses to net interest income and noninterest income less any nonrecurring gains. Another productivity ratio is the overhead ratio, noninterest expense as a percentage of total average assets. Both ratios deteriorated for the first quarter of 2000 as compared to the same quarter of 1999. Our efficiency ratio was 67.2 percent and our overhead ratio was 2.6 percent for the quarter ended March 31, 2000. In comparison, for the same period of 1999 these ratios were 59.8 percent and 2.4 percent.

Salaries and employee benefit expenses comprise the majority of our noninterest expense. These expenses totaled $1,279 and represented 48.7 percent of noninterest expense for the quarter ended March 31, 2000. In comparison, these expenses were $1,164 or 52.2 percent of noninterest expense for the first quarter of 1999. Additional staffing needs relative to the opening of the Dickson City branch office along with merit increases related to personnel performance appraisals effective in the first quarter of 2000 were the primary reasons for the increase.

For the first three months of 2000 net occupancy and equipment expenses totaled $391, an increase of $43 compared to $348 for the same three months of 1999. Additional expenses associated with the operation of Clarks Summit and Dickson City branch offices and data processing enhancements contributed to the increase.

Increases in advertising expenses coupled with added costs to operate the two new branches resulted in a $241 increase in other expenses. Other expenses amounted to $957 for the first quarter of 2000, compared to $716 for the same period of 1999.

Recently, the Federal Deposit Insurance Corporation ("FDIC") decided to retain the existing Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") assessment schedules of 0 to 27 basis points per year for the first semiannual assessment period of 2000. According to FDIC statistics:

    - 95.0 percent of all BIF-member institutions and 92.4 percent of SAIF-member institutions are estimated to be listed in the lowest risk category, thus paying no premiums,

    - Only 0.1 percent of BIF-member institutions and 0.2 percent of SAIF-member institutions are estimated to be in the highest risk category, paying a premium of 27 cents per 100 dollars in deposits,

    - The average annual assessment rate is projected to be 12 cents per 100 dollars and cents per 100 dollars for BIF-member and SAIF-member institutions,

    - The FDIC-approved rate schedules are expected to maintain the reserve ratios for both the BIF and SAIF above the Congressional mandated 1.25 percent through June 30, 2000,

    - At June 30, 1999, the BIF reserve ratio was 1.40 percent and the SAIF reserve ratio was 1.29 percent, and

    - There will continue to be a separate levy assessed on all FDIC-insured institutions to bear the cost of bonds sold by the Finance Corporation ("FICO") between 1987 and 1989 in support of the former Federal Savings and Loan Insurance Corporation. The 1996 law required the FICO rate on BIF-assessable deposits to be one-fifth the rate for SAIF assessable deposits until January 1, 2000.

We were included in the 95.0 percent of all BIF-member institutions classified in the well capitalized supervisory risk subgroup at March 31, 2000. Accordingly, we will be exempt from paying a BIF assessment for the second quarter of 2000.

However, along with all banks, we continue to be assessed quarterly for assistance in interest payments on FICO bonds used to capitalize the SAIF. Our assessments were $24 and $21 for the first quarter of 2000 and 1999.

Major components of noninterest expense for the quarters ended
March 31, 2000, and March 31, 1999, are summarized as follows:

NONINTEREST EXPENSES

                                                                     THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                     2000         1999
---------------------------------------------------------------------------------------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes........................................ $1,093       $  996
Employee benefits.................................................    186          168
                                                                   ------       ------
  Salaries and employee benefits expense..........................  1,279        1,164
                                                                   ------       ------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense.............................................    193          166
Equipment expense.................................................    198          182
                                                                   ------       ------
  Net occupancy and equipment expense.............................    391          348
                                                                   ------       ------

OTHER EXPENSES:
Marketing expense.................................................     87           39
Other taxes.......................................................     84           80
Stationery and supplies...........................................    121          107
Contractual services..............................................    272          218
Insurance including FDIC assessment...............................     43           31
Other.............................................................    350          241
                                                                   ------       ------
  Other expenses..................................................    957          716
                                                                   ------       ------
    Total noninterest expense..................................... $2,627       $2,228
                                                                   ======       ======

INCOME TAXES:

For the first quarter of 2000, Income tax expense totaled $279 compared to $319 for the same period of 1999. The effective tax rate improved to 20.8 percent for the three months ended March 31, 2000, from 21.9 percent for the same period of 1999. We expect the effective tax rate to remain relatively stable for the remainder of 2000 through emphasizing income on tax-exempt investments and loans as well as utilizing investment tax credits available through its investment in a residential housing program for elderly and low- to moderate-income families.

The difference between the amount of income tax currently payable and the provision for income tax expense reflected in the income statements arise from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which result in deferred tax assets or liabilities. We perform quarterly reviews on the tax criteria related to the recognition of deferred tax assets. We decided not to establish a valuation reserve for the deferred tax assets since it is more likely than not that these assets could be principally realized through carry-back to taxable income in prior years and by future reversals of existing taxable temporary differences or, to a lesser extent, through future taxable income.


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


                                       Registrant, Comm Bancorp,
Inc.


Date: May 12, 2000                     /s/ David L. Baker
     -------------------------         --------------------------------
                                       David L. Baker
                                       Chief Executive Officer


Date: May 12, 2000                     /s/ Scott A. Seasock
     -------------------------         --------------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: May 12, 2000                     /s/ Stephanie A. Ganz
     -------------------------         --------------------------------
                                       Stephanie A. Ganz
                                       Vice President of Finance
                                       (Principal Accounting Officer)

















                          EXHIBIT INDEX

ITEM NUMBER         DESCRIPTION                             PAGE
-----------         -----------------------                 ----
    27              Financial Data Schedule                  41