Form 10-Q
period 2000-06-30
COMM BANCORP INC
filed 2000-08-11
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------   --------------------------------

Commission file number          0-17455
                              ------------

                               COMM BANCORP, INC.
-----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                   23-2242292
-------------------------------------------           -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)


      521 MAIN STREET, FOREST CITY, PA                          18421
-------------------------------------------           -----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,989,242 at July 31, 2000.


                              Page 1 of 46
                        Exhibit Index on Page 44



                           COMM BANCORP, INC.
                                FORM 10-Q

                              JUNE 30, 2000

                                  INDEX


CONTENTS                                                         PAGE NO.
-------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION:

 Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Six Months Ended June 30, 2000 and 1999............      3
     Consolidated Balance Sheets - June 30, 2000 and December
      31, 1999...................................................      4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Six Months Ended June 30, 2000.....................      5
     Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2000 and 1999...............................      6
     Notes to Consolidated Financial Statements..................      7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................      *

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................     41

  Item 2: Changes in Securities and Use of Proceeds..............     41

  Item 3: Defaults Upon Senior Securities........................     41

  Item 4: Submission of Matters to a Vote of Security Holders....     41

  Item 5: Other Information......................................     42

  Item 6: Exhibits and Reports on Form 8-K.......................     43

  SIGNATURES.....................................................     43

  Exhibit Index..................................................     44

* Not Applicable


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          -------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                                  JUNE 30,            JUNE 30,
                                                                               2000      1999      2000      1999
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable................................................................    $5,824   $ 5,082   $11,440   $10,082
  Tax-exempt.............................................................       123        97       247       190
Interest and dividends on investment securities available-for-sale:
  Taxable................................................................       893     1,133     1,857     2,142
  Tax-exempt.............................................................       407       489       883       993
  Dividends..............................................................        31        30        64        60
Interest on federal funds sold...........................................        20        50        29        98
                                                                             ------   -------   -------   -------
    Total interest income................................................     7,298     6,881    14,520    13,565
                                                                             ------   -------   -------   -------

INTEREST EXPENSE:
Interest on deposits.....................................................     3,729     3,423     7,439     6,800
Interest on short-term borrowings........................................        29        15        97        16
Interest on long-term debt...............................................         1         1         2         2
                                                                             ------   -------   -------   -------
    Total interest expense...............................................     3,759     3,439     7,538     6,818
                                                                             ------   -------   -------   -------
    Net interest income..................................................     3,539     3,442     6,982     6,747
Provision for loan losses................................................        90        30       180        60
                                                                             ------   -------   -------   -------
    Net interest income after provision for loan losses..................     3,449     3,412     6,802     6,687
                                                                             ------   -------   -------   -------

NONINTEREST INCOME:
Service charges, fees and commissions....................................       485       370       925       750
Net gains on sale of loans...............................................                   4         1        36
Net gains on sale of investment securities...............................         1                 173
                                                                             ------   -------   -------   -------
    Total noninterest income.............................................       486       374     1,099       786
                                                                             ------   -------   -------   -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...................................     1,300     1,194     2,579     2,358
Net occupancy and equipment expense......................................       399       302       790       650
Other expenses...........................................................     1,002       870     1,959     1,586
                                                                             ------   -------   -------   -------
    Total noninterest expense............................................     2,701     2,366     5,328     4,594
                                                                             ------   -------   -------   -------
Income before income taxes...............................................     1,234     1,420     2,573     2,879
Provision for income tax expense.........................................       264       310       543       629
                                                                             ------   -------   -------   -------
    Net income...........................................................       970     1,110     2,030     2,250
                                                                             ------   -------   -------   -------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale....       249    (1,476)      338    (1,903)
Reclassification adjustment for gains included in net income.............        (1)               (173)
Income tax expense (benefit) related to other comprehensive income (loss)        84      (501)       56      (647)
                                                                             ------   -------   -------   -------
    Other comprehensive income (loss), net of income taxes...............       164      (975)      109    (1,256)
                                                                             ------   -------   -------   -------
    Comprehensive income.................................................    $1,134   $   135   $ 2,139   $   994
                                                                             ======   =======   =======   =======

PER SHARE DATA:
Net income...............................................................    $ 0.48   $  0.51   $  1.01   $  1.03
Cash dividends declared..................................................    $ 0.17   $  0.13   $  0.34   $  0.26
Average common shares outstanding........................................ 1,991,303 2,161,775 2,004,035 2,185,075






See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                            -------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     JUNE 30,    DECEMBER 31,
                                                                                        2000          1999
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks............................................................. $ 14,159       $ 10,991
Federal funds sold..................................................................
Investment securities available-for-sale............................................   90,683        105,630
Loans, net of unearned income.......................................................  287,850        276,850
  Less: allowance for loan losses...................................................    3,456          3,799
                                                                                     --------       --------
Net loans...........................................................................  284,394        273,051
Premises and equipment, net.........................................................    9,841          9,537
Accrued interest receivable.........................................................    2,160          2,166
Other assets........................................................................    6,041          5,737
                                                                                     --------       --------
    Total assets.................................................................... $407,278       $407,112
                                                                                     ========       ========

LIABILITIES:
Deposits:
  Noninterest-bearing............................................................... $ 39,439       $ 36,061
  Interest-bearing..................................................................  322,723        326,422
                                                                                     --------       --------
    Total deposits..................................................................  362,162        362,483
Short-term borrowings...............................................................    6,300          5,500
Long-term debt......................................................................       37             39
Accrued interest payable............................................................    1,926          1,976
Other liabilities...................................................................    1,726          1,639
                                                                                     --------       --------
    Total liabilities...............................................................  372,151        371,637
                                                                                     --------       --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 June 30, 2000, 1,987,347 shares; December 31, 1999, 2,035,784 shares...............      656            672
Capital surplus.....................................................................    6,154          6,199
Retained earnings...................................................................   28,991         29,387
Accumulated other comprehensive loss................................................     (674)          (783)
                                                                                     --------       --------
    Total stockholders' equity......................................................   35,127         35,475
                                                                                     --------       --------
    Total liabilities and stockholders' equity...................................... $407,278       $407,112
                                                                                     ========       ========













See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          --------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 COMMON   CAPITAL   RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS             LOSS         EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999.......................  $672    $6,199    $29,387            $(783)       $35,475
Net income.......................................                      2,030                           2,030
Dividends declared: $0.34 per share..............                       (680)                           (680)
Dividend reinvestment plan: 2,963 shares issued..     1       109                                        110
Repurchase and retirement: 51,400 shares.........   (17)     (154)    (1,746)                         (1,917)
Net change in other comprehensive loss...........                                         109            109
                                                   ----    ------    -------            -----        -------
BALANCE, JUNE 30, 2000...........................  $656    $6,154    $28,991            $(674)       $35,127
                                                   ====    ======    =======            =====












See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


SIX MONTHS ENDED JUNE 30                                                                      2000      1999
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................................... $  2,030  $  2,250
Adjustments:
  Provision for loan losses..............................................................      180        60
  Depreciation, amortization and accretion...............................................      908       844
  Amortization of loan fees..............................................................      (49)      (73)
  Deferred income tax expense (benefit)..................................................       75       (83)
  Gains on sale of investment securities available-for-sale..............................     (173)
  Losses (gains) on sale of other real estate............................................       47        (9)
  Changes in:
    Loan held for sale, net..............................................................                  6
    Interest receivable..................................................................        6        (1)
    Other assets.........................................................................     (329)      362
    Interest payable.....................................................................      (50)       19
    Other liabilities....................................................................       75      (856)
                                                                                          --------  --------
      Net cash provided by operating activities..........................................    2,720     2,519
                                                                                          --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available-for-sale...........................    5,304
Proceeds from repayments of investment securities available-for-sale.....................   12,023    21,875
Purchases of investment securities available-for-sale....................................   (2,298)  (35,843)
Proceeds from sale of other real estate..................................................       70       128
Net increase in lending activities.......................................................  (11,942)   (6,667)
Purchases of premises and equipment......................................................     (711)   (2,251)
                                                                                          --------  --------
      Net cash provided by (used in) investing activities................................    2,446   (22,758)
                                                                                          --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts............................   (3,686)    5,951
  Time deposits..........................................................................    3,365     3,877
  Short-term borrowings..................................................................      800     3,355
Payments on long-term debt...............................................................       (2)       (1)
Proceeds from issuance of common shares..................................................      110        93
Repurchase and retirement of common shares...............................................   (1,917)   (3,741)
Cash dividends paid......................................................................     (668)     (574)
                                                                                          --------  --------
      Net cash provided by (used in) financing activities................................   (1,998)    8,960
                                                                                          --------  --------
      Net increase (decrease) in cash and cash equivalents...............................    3,168   (11,279)
      Cash and cash equivalents at beginning of year.....................................   10,991    19,164
                                                                                          --------  --------
      Cash and cash equivalents at end of period......................................... $ 14,159  $  7,885
                                                                                          ========  ========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest............................................................................... $  7,588  $  6,799
  Income taxes...........................................................................      476       919
Noncash items:
  Transfer of loans to other real estate.................................................      468       115
  Unrealized (gains) losses on investment securities available-for-sale.................. $   (109) $  1,256







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

2. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

On June 15, 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Both Statements are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The anticipated adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, is not expected to have a material effect on operating results or financial position as the Company has no instruments that qualify as derivatives or hedges, nor does it expect to be effected by the provisions for potential reclassification of investment securities.






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

Local, domestic and international economic and political conditions, and government monetary and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond our control and that of our subsidiary, Community Bank and Trust Company, referred to as Community Bank, may also adversely affect our future results of operations. Our management team, consisting of the Board of Directors and executive officers, expects that no particular factor will affect the results of operations. Downward trends in areas such as real estate, construction and consumer spending, may adversely impact our ability to maintain or increase profitability. Therefore, we cannot assure the continuation of our current rates of income and growth.

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

OPERATING ENVIRONMENT:

Driven by rapid economic growth and an extremely tight labor market, the Federal Open Market Committee ("FOMC") continued its pre-emptive stance well into the second quarter. On May 16, 2000, the FOMC again raised the federal funds rate, this time by 50 basis points to 6.50 percent. Overall, the federal funds rate has increased 175 basis points since the FOMC began taking action to slow the economy through tightening monetary policy at the end of the second quarter of 1999. However, by the end of the second quarter of 2000, indications are that the FOMC has changed its stance to reactive. Despite the surprise jump in the gross domestic product ("GDP"), the value of all goods and services produced in the United States, for the second quarter, the economy appears to be showing signs of slowing. Strong business and government investment propelled GDP to unexpected 5.2 percent annual rate in the second quarter. On the consumer side, however, spending slowed. Real consumer spending increased at a rate of only 3.0 percent in the second quarter. This is significantly less than the 7.6 percent spending rate posted for the previous quarter and the lowest rate since the second quarter of 1997. In addition, the GDP deflator, a key inflation indicator rose slightly at an annual rate of 2.2 percent in the second quarter of 2000, compared to 3.8 percent in the first quarter. Increases in the Nation's productivity, stemming from technological investment has lead to strong economic growth without producing inflation. Productivity growth was 5.3 percent for the second quarter and 5.1 percent over the last year, the strongest pace since 1983. The FOMC, taking these factors into consideration, is waiting but watchful going into the second half of 2000.

With regard to the banking industry, the general rise in market rates has lead to intense competition in pricing loans and deposits. This fierce competition, coupled with timing lags of asset and liability repricing in a rising rate environment, has lead to compression of net interest margins. In order to combat these pressures, banks have diversified from traditional banking products into fee-based businesses such as trust, asset management and brokerage services. Large banks that have strong fee-based businesses fared better during the first half of 2000 compared to smaller community banks that rely heavily on the traditional business mix.

REVIEW OF FINANCIAL POSITION:

Total assets amounted to $407.3 million at June 30, 2000, a slight increase of $166 from the $407.1 million reported at year-end 1999. The composition of the balance sheet continued to shift as we placed greater emphasis on the loan portfolio during the first half of 2000. As a result, loans, net of unearned income grew $11.0 million to $287.9 million at June 30, 2000, from $276.9 million at December 31, 1999. Conversely, the investment portfolio declined $14.9 million to $90.7 million at the end of the first six months of 2000, from $105.6 million at year-end 1999. Proceeds from repayments of mortgage-backed securities were used to fund the increased loan demand. Total deposits remained relatively stable at $362.2 million at June 30, 2000, compared to $362.5 million at December 31, 1999. However the composition changed, as noninterest-bearing deposits increased $3.4 million, while interest-bearing deposits decreased $3.7 million from year-end 1999. We had short-term borrowings outstanding of $6.3 million at June 30, 2000, and $5.5 million at December 31, 1999. Total stockholders' equity declined $348 from the end of 1999. Common stock repurchases of $1,917 and net cash dividends declared of $570, partially offset by net income of $2,030 and a positive change of $109 in other comprehensive income, caused the reduction.

In comparison to the end of the first quarter of 2000, we experienced a slight decrease of $939 in total assets. Loans, net of unearned income, increased $2.0 million, while the investment portfolio curtailed by $8.5 million. Intense interest rate competition in our local market area for short-term time deposits caused a $6.0 million reduction in total deposits. Total stockholders' equity remained relatively unchanged for the second quarter of 2000.

We are currently focusing our efforts on developing new sources of fee revenue, improving operating efficiencies and implementing technological enhancements. We are in the process of upgrading our teller processing software and will be introducing telephone and internet banking to customers in the near future.

INVESTMENT PORTFOLIO:

In response to the signs of a slowing economy and the FOMC's change in position from pre-emptive to reactive, the U.S. Treasury curve inched downward at the end of the second quarter of 2000. Changes in the curve impact the market value of our investment portfolio. Specifically, our holdings of mortgage-backed securities and municipal obligations have average lives that are closely related to the two-year and ten-year U.S. Treasury securities. The two-year U.S. Treasury rate, which affects our mortgage-backed securities, dropped 5 basis points to 6.48 percent at June 30, 2000, from 6.53 percent at the end of the previous quarter. The ten-year U.S. Treasury, related to our municipal holdings, fell 16 basis points to 6.10 percent at the end of the second quarter, from 6.26 percent at March 31, 2000. As a result we experienced an increase in the market value of our investment portfolio. We had an unrealized holding loss on our investment portfolio of $1,270 at March 31, 2000. This loss decreased $251 to $1,019 at June 30, 2000. A change in the net unrealized holding loss on mortgage-backed securities accounted for $210, while the unrealized gain on state and municipal obligations increased by $36 from the end of the first quarter.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 2000, and December 31, 1999, are summarized as follows:


DISTRIBUTION OF INVESTMENT SECURITIES

                                                         JUNE 31,         DECEMBER 31,
                                                           2000                1999
                                                       AMOUNT    %        AMOUNT    %
---------------------------------------------------------------------------------------
U.S. Treasury securities............................. $ 2,991   3.30%   $  3,595   3.40%
U.S. Government agencies.............................     981   1.08       1,635   1.55
State and municipals.................................  31,304  34.52      34,781  32.93
Mortgage-backed securities...........................  53,532  59.03      63,523  60.14
Equity securities....................................   1,875   2.07       2,096   1.98
                                                      ------- ------    -------- ------
  Total.............................................. $90,683 100.00%   $105,630 100.00%
                                                      ======= ======    ======== ======

The investment portfolio decreased $14.9 million to $90.7 million at June 30, 2000, from $105.6 million at year-end 1999. Due to increased loan demand, coupled with intense competition for deposit-gathering, the investment portfolio served as a source of liquidity. As a result, the investment portfolio played a less significant role in our earning assets mix. Investment securities equaled 24.0 percent of earning assets at June 30, 2000, compared to 27.6 percent at December 31, 2000. The investment portfolio averaged $94.4 million and $99.7 million for the three and six months ended June 30, 2000, compared to $116.1 for the second quarter of 1999 and $112.7 million for the first half of 1999. The tax-equivalent yield on the investment portfolio for the six months ended June 30, 2000, was 6.58 percent, a 5 basis point decrease from 6.63 percent for the same period last year. For the second quarter of 2000, the tax-equivalent yield was 6.56 percent, compared to 6.59 percent for the first quarter.

In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. Total return for the investment portfolio improved for the twelve months ended June 30, 2000, to 6.2 percent, compared to 4.6 percent for the twelve months ended March 31, 2000. Furthermore, our investment portfolio ranked in the upper 99th percentile of all banks throughout the United States over the past twelve months according to latest results provided by a national investment performance ranking company.

During the first half of 2000, we sold state and municipal obligations having an amortized cost of $5.1 million and equity holdings of local financial institutions having an amortized cost of $63. As previously mentioned, the proceeds from the sales of state and municipals obligations were used to aid in funding the increased loan demand. The equity holdings of local financial institutions were sold due to the fact that they exhibit a lower total return as compared to other investment alternatives. We realized gains of $173 on the sale of investment securities for the six months ended June 30, 2000.

The maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available-for-sale portfolio at June 30, 2000, is summarized in the table that follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, collateralized mortgage obligations ("CMOs") and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO


                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                               ------------------------------------------------------------------------------
JUNE 30, 2000                  AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
-------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities..... $ 3,019   5.05%                                                  $ 3,019  5.05%
U.S. Government agencies.....                 $ 1,010   6.20%                                    1,010  6.20
State and municipals.........   1,215   6.43    3,460   6.80  $11,281   8.15% $15,272   7.97%   31,228  7.85
Mortgage-backed securities...  17,026   5.95   35,933   5.93    1,665   6.10                    54,624  5.94
Equity securities............                                                   1,821   6.78     1,821  6.78
                              -------         -------         -------         -------          -------
  Total...................... $21,260   5.85% $40,403   6.01% $12,946   7.89% $17,093   7.84%  $91,702  6.58%
                              =======         =======         =======         =======          =======

Fair value:
U.S. Treasury securities..... $ 2,991                                                          $ 2,991
U.S. Government agencies.....                 $   981                                              981
State and municipals.........   1,213           3,441         $11,310         $15,340           31,304
Mortgage-backed securities...  16,809          35,125           1,598                           53,532
Equity securities............                                                   1,875            1,875
                              -------         -------         -------         -------          -------
  Total...................... $21,013         $39,547         $12,908         $17,215          $90,683
                              =======         =======         =======         =======          =======



LOAN PORTFOLIO:

Loans to finance one-to-four family residential properties account for over half of our total lending activities. Accordingly, the housing market and the economic conditions affecting it significantly impact our lending activities. Strong economic fundamentals such as low unemployment, strong income growth and high consumer confidence have kept the housing market strong. However, the housing boom experienced throughout 1999 and 1998 appears to be coming to an end, as this market is feeling the effects of rising mortgage costs. The rate on a 30-year conventional mortgage closed the second quarter at 8.29 percent, up 5 basis points from the end of the previous quarter and 74 basis points from the end of the second quarter of last year. Although sales of existing homes rose for the second month in a row, average annual sales of existing homes of 5.04 million for the twelve months ended June 30, 2000 were below the 5.15 million recorded for the same period one year earlier. In addition, average annual new home sales were down 1.2 percent to 896 compared to 907 last year. Furthermore, the number of housing starts fell for the second month and the downward trend in the number of permits issued indicates that there is no rebound in sight.

Despite a 50 basis point increase in the prime rate to 9.50 percent from
9.00 percent, loan activity increased for all banks in the United States for the second quarter of 2000. Commercial banks posted a $37.0 billion increase in commercial loans to $1,068.1 billion at June 30, 2000, from $1,031.1 billion at March 31, 2000. Similarly, consumer loans increased $15.8 billion to $512.9 billion at the end of the second quarter of 2000, from $497.1 billion at the previous quarter-end.

The composition of the loan portfolio at June 30, 2000, and December 31, 1999, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                    JUNE 30,             DECEMBER 31,
                                                     2000                    1999
                                               AMOUNT       %         AMOUNT       %
--------------------------------------------------------------------------------------
Commercial, financial and others............ $ 47,785     16.60%    $ 43,907     15.86%
Real estate:
  Construction..............................    3,248      1.13        3,164      1.14
  Mortgage..................................  200,994     69.82      198,423     71.67
Consumer, net...............................   35,050     12.18       30,830     11.14
Lease financing, net........................      773      0.27          526      0.19
                                             --------    ------     --------    ------
  Loans, net of unearned income.............  287,850    100.00%     276,850    100.00%
                                                         ======                 ======
Less: allowance for loan losses.............    3,456                  3,799
                                             --------               --------
    Net loans............................... $284,394               $273,051
                                             ========               ========


Loans, net of unearned income grew $11.0 million to $287.9 million at June 30, 2000, from $276.9 million at year-end 1999. We experienced strong demand for all our loan products during the first half of 2000. Consumer loans posted the greatest increase, growing $4.3 million to $35.1 million at June 30, 2000, from $30.8 million at December 31, 1999. At the end of the second quarter of 2000, consumer loans represented approximately 12.2 percent of our total loan portfolio, compared to 11.1 percent at year-end 1999. Increased demand for new and used automobile loans issued through our indirect lending division was primarily responsible for the growth in consumer loans. Commercial loans, including commercial mortgage loans, grew $3.3 million and comprise approximated 33.5 percent of our total portfolio at June 30, 2000, compared to 33.7 percent at year-end 1999. Loans to finance one-to-four family residential mortgages grew $3.2 million to $152.3 million at June 30, 2000, from $149.1 million at December 31, 1999. For the six months ended June 30, 2000, loans averaged $284.8 million, an increase of $35.4 million or 14.2 percent compared to $249.4 million averaged for the same period of 1999. However, amidst intense competition and the recognition of the reversal of accrued interest on loans placed on nonaccrual status during 2000, the tax equivalent yield on the loan portfolio declined 5 basis points to 8.34 percent for the first six months of 2000, from 8.39 percent for the same period of 1999. We expect loan yields to increase for the remainder of 2000 due to the rise in general market rates. However, yields could be adversely affected should competition further intensify. Loan demand is facilitated though increases in core deposits and repayments on loans and investment securities.

We continually examine the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 35.5 percent of the lending portfolio is expected to reprice within the next twelve months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in attempting to reduce IRR in the loan portfolio.

The maturity and repricing information of the loan portfolio by major classification at June 30, 2000, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO


                                                  AFTER ONE
                                       WITHIN     BUT WITHIN       AFTER
JUNE 30, 2000                         ONE YEAR    FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $ 24,850       $15,613       $  7,322    $ 47,785
Real estate:
  Construction.......................    3,248                                    3,248
  Mortgage...........................   26,116        61,641        113,237     200,994
Consumer, net........................   12,015        18,462          4,573      35,050
Lease financing, net.................      236           476             61         773
                                      --------       -------       --------    --------
    Total............................ $ 66,465       $96,192       $125,193    $287,850
                                      ========       =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $ 36,613       $78,958       $106,778    $222,349
Floating or adjustable interest rates   65,501                                   65,501
                                      --------       -------       --------    --------
    Total............................ $102,114       $78,958       $106,778    $287,850
                                      ========       =======       ========    ========

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at June 30, 2000 and 1999, are summarized as follows:


JUNE 30,                                                                 2000     1999
--------------------------------------------------------------------------------------
United States...........................................................  4.0%     4.3%
Pennsylvania............................................................  4.2      4.3
Lackawanna county.......................................................  4.4      5.2
Susquehanna county......................................................  4.8      5.0
Wayne county............................................................  4.8      4.9
Wyoming county..........................................................  4.3%     5.1%


Low unemployment continued throughout the first half of 2000. Not only did the unemployment rate at June 30, 2000, improve for the United States and the Commonwealth of Pennsylvania from the previous year, it improved in all counties located within our market area. Lackawanna and Wyoming counties posted significant improvements from 5.2 percent and 5.1 percent at June 30, 1999, to 4.4 percent and 4.3 percent at June 30, 2000.

Nonperforming assets were $4,208 at June 30, 2000, compared to $6,944 at year-end 1999 and $4,726 at the end of the previous quarter. The ratio of nonperforming assets as a percentage of loans, net of unearned income, improved to 1.46 percent at the end of the second quarter of 2000, compared to 2.51 percent at December 31, 1999 and 1.65 percent at March 31, 2000.
A decline in the amount of accruing loans past due 90 days or more predominantly lead to the improvement from both year-end and the previous quarter-end.

Accruing loans past due 90 days or more improved from $3,965 at December 31, 1999, to $891 at June 30, 2000. Real estate loans primarily contributed to the improvement, while commercial and consumer loans contributed to a lesser extent. Nonaccrual loans improved slightly, $13, while the amount of foreclosures held in other real estate increased $351, from year-end 1999. Due to the favorable economic conditions in our local market area, we expect continued improvement in our asset quality for the remainder of 2000. However, should economic conditions weaken in our market area, borrowers' ability to make timely loan payments could be limited, which may cause our asset quality to deteriorate.

Information concerning nonperforming assets at June 30 2000, and December 31, 1999, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS



                                                              JUNE 30,    DECEMBER 31,
                                                               2000           1999
----------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others............................... $  450          $  166
Real estate:
  Construction.................................................
  Mortgage.....................................................  2,018           2,272
Consumer, net..................................................      8              33
Lease financing, net...........................................
                                                                ------          ------
    Total nonaccrual loans.....................................  2,476           2,471
                                                                ------          ------
Restructured loans.............................................    131             149
                                                                ------          ------
    Total impaired loans.......................................  2,607           2,620
                                                                ------          ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others...............................     62             726
Real estate:
  Construction.................................................
  Mortgage.....................................................    428           2,768
Consumer, net..................................................    401             471
Lease financing, net...........................................
                                                                ------          ------
    Total accruing loans past due 90 days or more..............    891           3,965
                                                                ------          ------
    Total nonperforming loans..................................  3,498           6,585
                                                                ------          ------
Foreclosed assets..............................................    710             359
                                                                ------          ------
    Total nonperforming assets................................. $4,208          $6,944
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   0.91%           0.95%
Nonperforming loans as a percentage of loans, net..............   1.22            2.38
Nonperforming assets as a percentage of loans, net.............   1.46%           2.51%




Information relating to the recorded investment in impaired loans at June 30, 2000 and December 31, 1999, is summarized as follows:


                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
--------------------------------------------------------------------------------------
Impaired loans:
With a related allowance....................................... $2,476           $2,471
With no related allowance......................................    131              149
                                                                ------           ------
  Total........................................................ $2,607           $2,620
                                                                ======           ======


Impaired loans include a $131 restructured loan to one commercial customer. This loan continued to perform in accordance with its modified terms during the first half of 2000.

The analysis of changes affecting the allowance for loan losses related to impaired loans at June 30, 2000 is summarized as follows:

                                                                               JUNE 30,
                                                                                 2000
---------------------------------------------------------------------------------------
Balance at January 1.............................................................. $613
Provision for loan losses.........................................................  145
Loans charged-off.................................................................  210
Loans recovered...................................................................
                                                                                   ----
Balance at period-end............................................................. $548
                                                                                   ====

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 2000 and 1999 are summarized as follows:


                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                  2000        1999       2000      1999
---------------------------------------------------------------------------------------
Gross interest due under terms................. $   78      $   64     $  147    $  122
Interest income recognized.....................     21           8         24        16
                                                ------      ------     ------    ------
Interest income not recognized................. $   57      $   56     $  123    $  106
                                                ======      ======     ======    ======

Interest income recognized (cash-basis)........ $   21      $    8     $   24    $   16
Average recorded investment in  impaired loans. $2,407      $2,756     $2,524    $2,651


Cash received on impaired loans applied as a reduction of principal totaled $82 and $43 for the six months and three months ended June 30, 2000. For the respective 1999 periods cash receipts on impaired loans amounted to $202 and $121. There were no commitments to extend additional funds to such parties at June 30, 2000. Impaired loans and nonperforming loans equaled 0.91 percent and 1.22 percent of loans, net of unearned income at June 30, 2000. In comparison, these ratios for our peer group equaled 0.66 percent and 0.98 percent.

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


DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES


                                                        JUNE 30,           DECEMBER 31,
                                                         2000                 1999
                                                    ---------------     --------------
                                                           CATEGORY           CATEGORY
                                                               AS A               AS A
                                                               % OF               % OF
                                                    AMOUNT    LOANS     AMOUNT   LOANS
--------------------------------------------------------------------------------------
                                                                        <C.
Commercial, financial and others................... $1,060    16.60%    $1,292   15.86%
Real estate:
  Construction.....................................            1.13               1.14
  Mortgage.........................................  1,261    69.82      1,289   71.67
Consumer, net......................................  1,130    12.18      1,213   11.14
Lease financing, net...............................      5     0.27          5    0.19
                                                    ------   ------     ------  ------
    Total.......................................... $3,456   100.00%    $3,799  100.00%
                                                    ======   ======     ======  ======

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 2000, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                                JUNE 30,
                                                                                  2000
----------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period............................... $3,799
Loans charged-off:
Commercial, financial and others...............................................    366
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     44
Consumer, net..................................................................    169
Lease financing, net...........................................................
                                                                                ------
    Total......................................................................    579
                                                                                ------

Loans recovered:
Commercial, financial and others...............................................     12
Real estate:
  Construction.................................................................
  Mortgage.....................................................................      1
Consumer, net..................................................................     43
Lease financing, net...........................................................
                                                                                ------
    Total......................................................................     56
                                                                                ------
Net loans charged-off..........................................................    523
                                                                                ------
Provision charged to operating expense.........................................    180
                                                                                ------
Allowance for loan losses at end of period..................................... $3,456
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............   0.37%
Allowance for loan losses as a percentage of period end loans..................   1.20%



The allowance for loan losses was $3,456 at June 30, 2000, a decline of $60 compared to $3,516 at March 31, 2000. Net charge-offs of $150 exceeding the provision for loans losses of $90 for the three months ended June 30, 2000, caused the decline from the previous quarter-end. The allowance for loan losses equaled 1.20 percent of loans, net of unearned income at the end of the second quarter of 2000. In comparison, this ratio equaled 1.17 percent for the peer group. The allowance account covered 98.8 percent and 84.3 percent of nonperforming loans at June 30, 2000 and March 31, 2000. Relative to all nonperforming assets, the allowance covered 82.1 percent at June 30, 2000, and 74.4 percent March 31, 2000.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $523 or 0.37 percent of average loans outstanding for the six months ended June 30, 2000, compared to $41 or 0.03 percent for the same six months of last year.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 2000 and 1999, are summarized as follows:

DEPOSIT DISTRIBUTION


                                                    JUNE 30,              JUNE 30,
                                                      2000                  1999
                                              -----------------      -----------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
--------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....................... $ 21,274      3.54%    $ 16,905      2.86%
NOW accounts................................   25,585      2.48       23,937      2.44
Savings accounts............................   73,387      2.52       63,498      2.33
Time deposits less than $100................  177,178      5.58      182,130      5.42
Time deposits $100 or more..................   31,279      5.88       22,136      5.86
                                             --------               --------
  Total interest-bearing....................  328,703      4.55%     308,606      4.44%
Noninterest-bearing.........................   37,085                 35,792
                                             --------               --------
  Total deposits............................ $365,788               $344,398
                                             ========               ========


Total deposits decreased $6.0 million to $362.2 million at June 30, 2000, from $368.2 million at March 31, 2000. In comparison to year-end 1999, total deposits were unchanged. The decline in the second quarter was primarily attributable to a decrease in time deposits. Rising interest rates caused intense interest rate competition for short-term time deposits within our local market area. As a result, we experienced a reduction of $5.6 million in time deposits less than $100 to $173.1 million at June 30, 2000, from $178.7 million at March 31, 2000. In addition, time deposits $100 or more decreased $4.3 million to $29.8 million at the end of the second quarter from $34.1 at the end of the previous quarter. Partially offsetting these declines, were increases in noninterest-bearing deposits and money market accounts. Noninterest-bearing deposits increased $2.8 million and money market accounts grew by $1.6 million from the end of the first quarter of 2000.

Total deposits averaged $365.8 million for the first half of 2000, an increase of $21.4 million or 6.2 percent compared to $344.4 million average for the same period last year. The general rise in market deposit rates as a result of the FOMC's tightening position over the past year, forced us to raise interest rates paid on deposits in order to remain competitive. As a result, we experienced an increase in the average rate paid on all our deposit categories. Our total cost of deposits increased 11 basis points to 4.55 percent for the six months ended June 30, 2000, from 4.44 percent for the same six months of 1999. However, interest rates appear to be stabilizing with the change in the FOMC's position regarding further
tightening.   Although our cost of deposits rose for the second quarter of
2000 in comparison to the previous quarter, it did not increase to the extent seen in previous quarters. For the quarter ended June 30, 2000, our cost of deposits was 4.56 percent, an increase of 2 basis points from 4.54 percent for the three months ended March 31, 2000. Although the FOMC has softened their position, they still remain cautious to rising inflation. Should inflation escalate, further rate increases could occur and we may experience further increases in our cost of funds.

Despite the decline from the end of the first quarter of 2000, volatile deposits, time deposits in denominations of $100 or more, increased $6.5 million from $23.3 million at December 31, 1999, to $29.8 million at June 30, 2000. This increase directly resulted from improved depository relationships with tax exempt entities. The average cost of these deposits increased 18 basis points from 5.79 percent for the first quarter of 2000 to 5.97 for the second quarter as a result of the variable pricing nature of these deposits.


Maturities of time deposits of $100 or more at June 30, 2000, and December 31, 1999, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE


                                                                JUNE 30,   DECEMBER 31,
                                                                 2000          1999
-----------------------------------------------------------------------------------
Within three months............................................ $ 3,639        $ 3,752
After three months but within six months.......................  14,421          5,240
After six months but within twelve months......................   2,602          5,411
After twelve months............................................   9,166          8,850
                                                                -------        -------
  Total........................................................ $29,828        $23,253
                                                                =======        =======


MARKET RISK SENSITIVITY:

Market risk is the risk to a company's financial position resulting from changes in market rates or prices, such as, interest rates, foreign exchange rates or commodity prices. We have no exposure to foreign currency exchange risk nor do we have any specific exposure to the commodity price risk. Our major area of market risk exposure is IRR. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing its net interest income and its level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries, however a bank with a high exposure to IRR may experience lower earnings, impaired liquidity and capital positions and, most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate interest rate risk to promote safety and soundness in their activities.

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

INTEREST RATE SENSITIVITY


                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
JUNE 30, 2000                   THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $ 4,801           $ 16,212         $ 39,547         $ 30,123    $ 90,683
Loans, net of unearned income.......  79,942             22,172           78,958          106,778     287,850
Federal funds sold..................
                                     -------           --------         --------         --------    --------
  Total............................. $84,743           $ 38,384         $118,505         $136,901    $378,533
                                     =======           ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 20,380                                      $ 20,380
NOW accounts........................                     26,739                                        26,739
Savings accounts....................                                    $ 72,725                       72,725
Time deposits less than $100........ $27,572             44,339          100,644         $    496     173,051
Time deposits $100 or more..........   3,639             17,023            9,000              166      29,828
Short-term borrowings...............   6,300                                                            6,300
Long-term debt......................       1                  2               12               22          37
                                     -------           --------         --------         --------    --------
  Total............................. $37,512           $108,483         $182,381         $    684    $329,060
                                     =======           ========         ========         ========    ========

Rate sensitivity gap:
  Period............................ $47,231           $(70,099)        $(63,876)        $136,217
  Cumulative........................ $47,231           $(22,868)        $(86,744)        $ 49,473    $ 49,473

RSA/RSL ratio:
  Period............................    2.26               0.35             0.65           200.15
  Cumulative........................    2.26               0.84             0.74             1.15        1.15


Our cumulative one-year RSA/RSL ratio improved slightly from 0.83 at March 31, 2000, to 0.84 at June 30, 2000 and falls within our asset/liability guidelines of 0.70 and 1.30. A decrease in the amount of RSL maturing or repricing within one year was primarily responsible for the slight improvement. Intense interest rate competition for short-term time deposits in our local market area factored into a $13.4 million decrease in time deposits maturing or repricing within one year. Partially offsetting this decline was a $5.5 million increase in short-term borrowings from the Federal Home Loan Bank of Pittsburgh.

We experienced a significant increase in our three-month ratio to 2.26 at June 30, 2000, from 1.59 at the end of the previous quarter. Again, a decline in RSL maturing or repricing within this time frame was the primary factor contributing to the increased ratio. Time deposits $100 or more maturing or repricing within three months declined $14.8 million, while time deposits less than $100 decreased $8.1 million.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2000, produced results similar to those indicated by the one-year static gap position. Given a parallel and instantaneous rise in interest rates of 100 basis points, net interest income should decrease 2.6 percent. Conversely, a similar decline in interest rates would result in a 2.6 percent increase in net interest income.

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

Our liquidity position at June 30, 2000, improved slightly from the previous quarter-end. The net noncore funding dependence ratio and net short-term noncore funding dependence ratio best illustrate the change in our liquidity position. The net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets, improved to 2.5 percent at the end of the second quarter of 2000, from 3.3 percent at March 31, 2000. In addition, the net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, equaled negative 0.1 percent at June 30, 2000, and 0.7 percent at March 31, 2000. We consider our liquidity position adequate to meet our present and future financial obligations and commitments. Management believes maintaining adequate volumes of short-term investments and remaining competitive in our deposit pricing will ensure sufficient liquidity to support future growth.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, increased $3.2 million in the first half of 2000. Net cash provided by operating activities totaled $2.7 million. Net income of $2,030 earned for the six months ended June 30, 2000, was the primary factor contributing to the net cash inflow.

Proceeds of $5.3 million from the sale of investment securities and repayments of investment securities of $12.0 million partially offset by a net increase in lending activities of $11.9 million and investment security purchases of $2.3 million, were the predominant factors leading to the $2.4 million in net cash provided by investing activities for the first half of 2000.

Net cash used in financing activities for the six months ended June 30, 2000, equaled $2.0 million. Funds of $1.9 million used for the repurchase and retirement of common stock primarily caused the net cash outflow.

CAPITAL ADEQUACY:

Stockholders' equity totaled $35.1 million at June 30, 2000, a slight decline of $348 from December 31, 1999. Common stock repurchases of $1,917 coupled with net cash dividends declared of $570 more than offset net income of $2,030. A total of 51,400 shares of our common stock was repurchased and retired during the first six months of 2000. Also affecting stockholders' equity was a positive change in the accumulated other comprehensive loss, which resulted entirely from a net unrealized gain of $109 on available-for-sale investment securities.

Dividends declared for the six months ended June 30, 2000, were $680 or $0.34 per share. Dividends declared for the same six months of 1999 totaled $559 or $0.26 per share. The dividend payout ratio for the first half of 2000 was 33.5 percent compared to 24.8 percent for the same period last year. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

Our dividend reinvestment plan allows stockholders to automatically reinvest their dividends in shares of our common stock. During the first half of 2000, 2,963 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent.
Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2000 and 1999. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

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

Our and Community Bank's capital ratios at June 30, 2000 and 1999, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:

RISK-ADJUSTED CAPITAL

                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                          ------------------------------------------------------------------
JUNE 30,                                      2000      1999       2000         1999         2000       1999
------------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-adjusted assets:
  Consolidated........................... $ 33,635  $ 33,729    $ 9,675      $ 8,777      $14,513    $13,166
  Community Bank.........................   32,368    32,515      9,618        8,719       14,427     13,079
Total capital to risk-adjusted assets:
  Consolidated...........................   36,664    36,488     19,351       17,554       24,189     21,943
  Community Bank.........................   35,379    35,256     19,237       17,438       24,046     21,798
Tier I capital to total average assets
 less goodwill:
  Consolidated...........................   33,635    33,729     16,212       15,445       20,265     19,306
  Community Bank.........................   32,368    32,515    $16,135      $15,319      $20,169    $19,149

Risk-adjusted assets:
  Consolidated...........................  226,912   208,099
  Community Bank.........................  225,482   206,649
Risk-adjusted off-balance sheet items:
  Consolidated...........................   14,975    11,328
  Community Bank.........................   14,975    11,328
Average assets for Leverage ratio:
  Consolidated...........................  405,303   386,124
  Community Bank......................... $403,384  $382,982

Ratios:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items:
  Consolidated............................    13.9%     15.4%       4.0%         4.0%         6.0%       6.0%
  Community Bank..........................    13.5      14.9        4.0          4.0          6.0        6.0
Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items:
  Consolidated............................    15.2      16.6        8.0          8.0         10.0       10.0
  Community Bank..........................    14.7      16.2        8.0          8.0         10.0       10.0
Tier I capital as a percentage of total
 average assets less goodwill:
  Consolidated............................     8.3       8.7        4.0          4.0          5.0        5.0
  Community Bank..........................     8.0%      8.5%       4.0%         4.0%         5.0%       5.0%




The continuation of the common stock repurchase plan into the first half of 2000 directly caused the decline in our risk-based capital ratios from the previous year. Despite the decline, we exceeded all relevant regulatory capital measurements at June 30, 2000, and were considered well capitalized. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following:

                -    a Tier I risk-based ratio of at least 6.0 percent,
                -    a total risk-based ratio of at least 10.0 percent, and
                -    a Leverage ratio of at least 5.0 percent.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the three months and six months ended June 30, 2000 totaled $970 or $0.48 per share and $2,030 or $1.01 per share. Net income for the comparable 1999 periods were $1,110 or $0.51 per share and $2,250 or $1.03 per share. Higher net interest income and noninterest income were more than offset by a higher amount of loan loss provision and increases in noninterest expense relative to the delivery system expansions throughout 1999. Other factors which contributed to the decline in earnings were opportunity costs associated with the stock repurchase program and the reversal of interest earned on loans placed on nonaccrual status during the first half of 2000. Return on average assets for the six months ended June 30, 2000, equaled 1.00 percent compared to 1.17 percent for the same six months of 1999. Return on average equity for the first half of 2000 and 1999 was 11.61 percent and 11.33 percent. In comparison, the peer group's return on average assets and return on average equity were 1.05 percent and
12.62 percent for the first six months of 2000. We had other comprehensive income, entirely related to net unrealized gains and losses on investment securities, of $164 and $109 for the three months and six months ended June 30, 2000, compared to an other comprehensive losses of $975 and $1,256 for the respective periods of 1999.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME


                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                         2000 VS. 1999              2000 VS. 1999
                                       INCREASE (DECREASE)        INCREASE (DECREASE)
                                         ATTRIBUTABLE TO            ATTRIBUTABLE TO
                                      ---------------------      ---------------------
                                      TOTAL                      TOTAL
                                      CHANGE   RATE  VOLUME      CHANGE   RATE  VOLUME
                                      ------   ----  ------      ------   ----  ------
Interest income:
Loans:
  Taxable............................. $ 742  $  32   $ 710      $1,358  $ (12) $1,370
  Tax-exempt..........................    41    (12)     53          86    (85)    171
Investments:
  Taxable.............................  (239)     2    (241)       (281)    (4)   (277)
  Tax-exempt..........................  (123)    (1)   (122)       (166)   (19)   (147)
Federal funds sold....................   (30)   141    (171)        (69)   140    (209)
                                       -----  -----   -----      ------  -----  ------
    Total interest income.............   391    162     229         928     20     908
                                       -----  -----   -----      ------  -----  ------
Interest expense:
Money market accounts.................    52     32      20         135     65      70
NOW accounts..........................     4     (6)     10          26      5      21
Savings accounts......................    93     38      55         186     64     122
Time deposits less than $100..........    (3)   127    (130)         20    253    (233)
Time deposits $100 or more............   160      4     156         272      2     270
Short-term borrowings.................    14      4      10          81      5      76
Long-term debt........................     0      1      (1)          0      1      (1)
                                       -----  -----   -----      ------  -----  ------
    Total interest expense............   320    200     120         720    395     325
                                       -----  -----   -----      ------  -----  ------
    Net interest income............... $  71  $ (38)  $ 109      $  208  $(375) $  583
                                       =====  =====   =====      ======  =====  ======


Net interest income on a tax-equivalent basis for the first half of 2000 improved $208 to $7,564, from $7,356 for the same period of 1999. An increase in tax-equivalent interest income of $928 partially offset by a $720 rise in interest expense caused the overall change. An advantageous volume variance of $583, partially offset by an unfavorable rate variance of $375, lead to the improvement. Specifically, loans, net of unearned income, averaged $35.4 million higher for the six months ended June 30, 2000 compared to the same period one year earlier, and contributed $1,541 in additional tax-equivalent interest income. Partially offsetting the favorable volume variance from loans was a $633 reduction in tax-equivalent interest income, which resulted from a $16.2 million decrease in average investments and federal funds sold. As previously mentioned, repayments of investment securities were used to fund loan demand. Net interest income was also adversely affected by additional interest expense of $325, which resulted from a $22.6 million increase in average interest-bearing liabilities. We experienced growth in all major deposits types except time deposits less than $100. In addition, short-term borrowings averaged $2.5 million higher during the first half of 2000, compared to one year ago.

Partially mitigating the positive influence of volume changes on tax-equivalent net interest income was a negative rate variance of $375. Specifically, a 12 basis point increase in our cost of funds to 4.57 percent for the six months ended June 30, 2000, from 4.45 percent for the same period one year earlier caused a reduction in tax-equivalent net interest income of $395. As a result of intense interest rate competition for deposits in our local market area we experienced cost of fund increases in every category of interest-bearing liabilities. Specifically, a 16 basis point increase in the rate paid on time deposits less than $100 accounted for $253 or 64.1 percent of the total increase. The 8 basis point increase in the tax-equivalent yield on earning assets to 7.88 percent for the first half of 2000 had very little effect on net interest income. Overall, we experienced a 4 basis point decline in the net interest spread to 3.31 percent for the six months ended June 30, 2000, from 3.35 percent for the same period of 1999.

For the three months ended June 30, 2000, tax-equivalent net interest income increased $71 compared to the same three months of last year. Similar to the year-to-date change, we experienced a favorable volume variance of $109 partially offset by an unfavorable rate variance of $38. Earning assets averaged $13.4 million higher for the second quarter compared to the same quarter of 1999 and accounted for a $229 increase in tax-equivalent interest income. Specifically, average loans, net of unearned income, increased $37.9 million, while average investments and federal funds sold decreased $24.5 million. Adversely affecting net interest income due to volume, was a $17.0 increase in average interest-bearing liabilities for the second quarter of 2000, compared to the same quarter last year. Due to this increase we incurred additional interest expense of $120. In addition, a 16 basis point increase in the tax-equivalent yield on earning assets was more than offset by a 18 basis point increase in the cost of funds, resulting in a $38 reduction in tax-equivalent net interest income due to rate.

Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin weakened to 3.95 percent for the first half of 2000 from 4.05 percent for the same period of 1999. In a rising rate environment deposits tend to reprice faster than loans, this has led to the margin compression. Additional rate increases by the FOMC could cause interest margins to tighten even further. We believe following prudent pricing practices coupled with careful implementation of resources, will keep our net interest margin in check. However, no assurance can be given that net interest income will not be adversely affected should general market rates continue to increase and competition further intensify.




The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the six months ended June 30, 2000 and 1999, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                        JUNE 30, 2000                   JUNE 30, 1999
                                                ---------------------------     ---------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                -------  --------  --------     -------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $274,694   $11,440      8.38%   $242,201   $10,082      8.39%
  Tax-exempt..................................   10,068       374      7.47       7,183       288      8.09
Investments:
  Taxable.....................................   65,535     1,921      5.89      75,253     2,202      5.90
  Tax-exempt..................................   34,131     1,338      7.88      37,452     1,504      8.10
Federal funds sold............................    1,070        29      5.45       4,228        98      4.67
                                               --------   -------              --------   -------
    Total earning assets......................  385,498    15,102      7.88%    366,317    14,174      7.80%
Less: allowance for loan losses...............    3,563                           4,076
Other assets..................................   25,534                          26,537
                                               --------                        --------
    Total assets.............................. $407,469                        $388,778
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 21,274       375      3.54%   $ 16,905       240      2.86%
NOW accounts..................................   25,585       316      2.48      23,937       290      2.44
Savings accounts..............................   73,387       919      2.52      63,498       733      2.33
Time deposits less than $100..................  177,178     4,914      5.58     182,130     4,894      5.42
Time deposits $100 or more....................   31,279       915      5.88      22,136       643      5.86
Short-term borrowings.........................    3,183        97      6.13         651        16      4.96
Long-term debt................................       38         2     10.58          40         2     10.08
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  331,924     7,538      4.57%    309,297     6,818      4.45%
Noninterest-bearing deposits..................   37,085                          35,792
Other liabilities.............................    3,304                           3,639
Stockholders' equity..........................   35,156                          40,050
                                               --------                        --------
    Total liabilities and stockholders' equity $407,469                        $388,778
                                               ========   -------              ========   -------
    Net interest/income spread................            $ 7,564      3.31%              $ 7,356      3.35%
                                                          =======                         =======
    Net interest margin.......................                         3.95%                           4.05%
Tax equivalent adjustments:
Loans.........................................            $   127                         $    98
Investments...................................                455                             511
                                                          -------                         -------
    Total adjustments.........................            $   582                         $   609
                                                          =======                         =======


Note:     Average balances were calculated using average daily balances.  Average balances for loans include nonaccrual loans.  Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding loss of $1,399 for the first half of 2000 and an unrealized holding gain of $1,657 for the first half of 1999 included in other assets.  Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.


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

The provision for loan losses totaled $180 for the six months ended June 30, 2000, an increase of $120 compared to $60 for the same six months of 1999. For the second quarter of 2000, the provision for loan losses was $90. This was an increase of $60 in comparison to the same quarter of 1999. We believe that maintaining a standard monthly charge to operations in the form of a provision is warranted, based on loan growth and the level of nonperforming assets. If loan demand intensifies or nonperforming asset levels deteriorate, we will consider adjusting the monthly provision amount for the remainder of 2000.

NONINTEREST INCOME:

For the six months ended June 30, 2000, we recorded noninterest income of $1,099. Noninterest income for the same period of 1999 amounted to $786. Included in noninterest income for the first half of 2000 were gains on the sale of investment securities of $173. The majority of these gains resulted from the sale of equity securities of local financial institutions. The decision to sell these securities was based on a decline in their total return compared to alternative investments. Adjusting for these gains, noninterest income increased $140 or 17.8 percent over the previous year. An increase in service charges, fees and commissions of $175 was partially offset by a $35 decrease in gains on the sale of one-to-four family residential mortgages on the secondary market.

For the second quarter of 2000, noninterest income totaled $486, an increase of $112 or 29.9 percent in comparison to $374 recorded for the same quarter last year.

NONINTEREST EXPENSE:

We categorize noninterest expense into three main groups:

                -    employee-related expenses,
                -    occupancy and equipment expenses, and
                -    other expenses.

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

Major components of noninterest expense for the three months and six months ended June 30, 2000 and 1999, are summarized as follows:

NONINTEREST EXPENSES



                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                  2000       1999        2000      1999
---------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes..................... $1,101     $1,023      $2,194    $2,019
Employee benefits..............................    199        171         385       339
                                                ------     ------      ------    ------
  Salaries and employee benefits expense.......  1,300      1,194       2,579     2,358
                                                ------     ------      ------    ------

Net occupancy and equipment expense:
Net occupancy expense..........................    175        135         368       301
Equipment expense..............................    224        167         422       349
                                                ------     ------      ------    ------
  Net occupancy and equipment expense..........    399        302         790       650
                                                ------     ------      ------    ------

Other noninterest expenses:
Marketing expense..............................     86        118         173       157
Other taxes....................................     54         77         138       157
Stationery and supplies........................    102         96         223       203
Contractual services...........................    286        246         558       464
Insurance including FDIC assessment............     40         30          83        61
Other..........................................    434        303         784       544
                                                ------     ------      ------    ------
  Other noninterest expenses...................  1,002        870       1,959     1,586
                                                ------     ------      ------    ------
    Total noninterest expense.................. $2,701     $2,366      $5,328    $4,594
                                                ======     ======      ======    ======


Delivery system expansions, which occurred throughout the previous year, impacted all three of our major categories of noninterest expense for the first half of 2000. As a result, we recorded noninterest expense of $5,328 for the six months ended June 30, 2000, an increase of $734 or 16.0 percent compared to the same period one year earlier. Our productivity and efficiency were also negatively affected by the expansion. This is evidenced by increases in both the operating efficiency ratio and the overhead ratio. The operating efficiency ratio, defined as noninterest expenses less other real estate expenses to net interest income and noninterest income less any nonrecurring gains, was 66.4 percent for the first half of 2000 compared to 61.0 percent for the same period of 1999. For the first six months of 2000 our overhead ratio, noninterest expense as a percentage of total average assets increased to 2.6 percent from 2.0 percent for the same six months of last year. This ratio, however is in line with that of our peer group which also posted an overhead ratio of 2.6 percent for the six months ended June 30, 2000.

Salaries and employee benefit expenses, which comprise the majority of our noninterest expense, totaled $2,579 or 48.4 percent of noninterest expense for the six months ended June 30, 2000. In comparison, these expenses were $2,358 or 51.3 percent of noninterest expense for the same six months of 1999. Additional staffing needs relative to the opening of the Dickson City branch office along with merit increases related to personnel performance appraisals were the primary reasons for the increase. For the second quarter of 2000, employee-related expenses totaled $1,300, an increase of $106 compared to the second quarter of 1999.

Net occupancy and equipment expenses increased $140 to $790 for the first half of 2000. Additional expenses associated with the operation of the Clarks Summit and Dickson City branch offices and the corporate center, as well as, data processing enhancements contributed to the increase. For the three months ended June 30, 2000, net occupancy and equipment expenses amounted to $399, an increase of $97 compared to $302 recorded for the same three months of 1999.

Net losses from properties held in other real estate coupled with additional costs necessary to operate the two new branches resulted in a $373 increase in other expenses for the first half of 2000. We recorded other expenses of $1,959 and $1,002 for the six and three months ended June 30, 2000, compared to $1,586 and $870 for the respective 1999 periods. Included in the net losses from other real estate were donations of foreclosed properties to Habitat for Humanity.

Recently, the Federal Deposit Insurance Corporation ("FDIC") decided to retain the existing Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") assessment schedules of 0 to 27 basis points per year for the second semiannual assessment period of 2000. According to FDIC statistics:

     - 93.7 percent of all BIF-member institutions and 91.6 percent of SAIF-member institutions are estimated to be listed in the lowest risk category, thus paying no premiums,

     - Only 0.1 percent of BIF-member and SAIF-member institutions are estimated to be in the highest risk category, paying a premium of 27 cents per 100 dollars in deposits,

     - The average annual assessment rate is projected to be 11 cents per 100 dollars for BIF-member institutions and 22 cents per 100 dollars for SAIF-member institutions,

     - The FDIC-approved rate schedules are expected to maintain the reserve ratios for both the BIF and SAIF above the Congressional mandated 1.25 percent through year-end 2000,

     - At December 31, 1999, the BIF reserve ratio was 1.36 percent and the SAIF reserve ratio was 1.45 percent, and

     - There will continue to be a separate levy assessed on all FDIC-insured institutions to bear the cost of bonds sold by the Finance Corporation ("FICO") between 1987 and 1989 in support of the former Federal Savings and Loan Insurance Corporation. As of January 1, 2000, all institutions are assessed the same rate by FICO, as provided for in the Deposit Insurance Funds Act of 1996.

We were included in the 93.7 percent of all BIF-member institutions classified in the well capitalized supervisory risk subgroup at June 30, 2000. Accordingly, we will be exempt from paying a BIF assessment for the second half of 2000. However, along with all banks, we continue to be assessed quarterly for assistance in interest payments on FICO bonds used to capitalize the SAIF. Our assessments totaled $37 and $20 for the six months ended June 30, 2000 and 1999.

INCOME TAXES:

For the six months ended June 30, 2000, income tax expense totaled $543. This resulted in an effective tax rate of 21.1 percent. For the same period of 1999, income tax expense was $629 with an effective tax rate of
21.8 percent. Our effective tax rate is more favorable in comparison to that of our peer group. For the first six months of 2000 and 1999, the peer
group posted effective tax rates of 22.1 percent and 23.4 percent.   We
expect our effective tax rate to remain relatively stable for the remainder of 2000 through emphasizing income on tax-exempt investments and loans as well as utilizing investment tax credits available through its investment in a residential housing program for elderly and low- to moderate-income families.

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


Comm Bancorp, Inc.
OTHER INFORMATION
                 -----------------------------------------------------------

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
                NONE

ITEM 2.   CHANGES IN SECURITIES.
                NONE

ITEM 3.   DEFAULTS OF SENIOR SECURITIES.
                NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AT THE COMPANY'S ANNUAL MEETING OF STOCKHOLDERS HELD ON APRIL 28, 2000, FOR WHICH PROXIES WERE SOLICITED PURSUANT TO SECTION 14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, THE FOLLOWING MATTERS WERE VOTED UPON BY THE STOCKHOLDERS.

     1. To elect thirteen directors to serve for a one-year term and until their successors are duly elected and qualified.

     All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:


           Nominee                       For              Against
           -------                       ---              -------
           David L. Baker           1,720,047.699       16,110.739
           Thomas M. Chesnick       1,722,360.359       13,798.079
           William B. Farber, Sr.   1,720,597.890       15,560.548
           Judd B. Fitze            1,722,940.359       13,218.079
           John P. Kameen           1,721,690.359       14,468.079
           William A. Kerl          1,700,279.572       35,878.866
           Erwin T. Kost            1,722,340.359       13,818.079
           William B. Lopatofsky    1,722,639.572       13,518.866
           Robert A. Mazzoni        1,720,519.562       15,638.876
           J. Robert McDonnell      1,718,323.717       17,834.721
           Joseph P. Moore, III     1,720,535.118       15,623.320
           Theodore W. Porosky      1,699,816.662       36,341.776
           Eric G. Stephens         1,722,940.359       13,218.079


     2. To ratify the selection of Kronick, Kalada, Berdy & Co. of Kingston, Pennsylvania, Certified Public Accountants, as the independent auditors for the year ending December 31, 2000. The votes cast on this matter were as follows:

                         For                 Against
                         ---                 -------
                    1,732,725.604           4,432.834


ITEM 5.   OTHER INFORMATION.
               NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          (a)  Exhibits:
               27-Financial Data Schedule
          (b)  Reports on Form 8-K
               None



































                           COMM BANCORP, INC.
                                FORM 10-Q

                            SIGNATURE PAGE
                            --------------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


                                       Registrant, Comm Bancorp, Inc.


Date: August 11, 2000                  /s/ David L. Baker
     --------------------------        -------------------------------
                                       David L. Baker
                                       Chief Executive Officer


Date: August 11, 2000                  /s/ Scott A. Seasock
     --------------------------        -------------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: August 11, 2000                  /s/ Stephanie A. Ganz
     --------------------------        -------------------------------
                                       Stephanie A. Ganz
                                       Vice President of Finance
                                       (Principal Accounting Officer)









                              EXHIBIT INDEX

ITEM NUMBER         DESCRIPTION                             PAGE
-----------         -----------                             ----
   27              Financial Data Schedule                  46