Form 10-Q
period 2000-09-30
COMM BANCORP INC
filed 2000-11-14
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  ---------------------------

Commission file number          0-17455
                              -------------

                                COMM BANCORP, INC.
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                               23-2242292
-------------------------------------------  ----------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization                Identification Number)

    521 MAIN STREET, FOREST CITY, PA                       18421
-------------------------------------------  ----------------------------
(Address of principal executive offices)                  (Zip Code)

                               (570) 785-3181
-------------------------------------------------------------------------
         (Registrant's telephone number, including area code)


------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,987,399 at October 31, 2000.


                              Page 1 of 46
                        Exhibit Index on Page 44




                           COMM BANCORP, INC.
                                FORM 10-Q

                           SEPTEMBER 30, 2000

                                  INDEX


CONTENTS                                                         PAGE NO.
-------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION:

 Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Nine Months Ended September 30, 2000 and 1999......      3
     Consolidated Balance Sheets - September 30, 2000 and
      December 31, 1999..........................................      4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Nine Months Ended September 30, 2000...............      5
     Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2000 and 1999..........................      6
     Notes to Consolidated Financial Statements..................      7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................      *

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................     42

  Item 2: Changes in Securities and Use of Proceeds..............     42

  Item 3: Defaults Upon Senior Securities........................     42

  Item 4: Submission of Matters to a Vote of Security Holders....     42

  Item 5: Other Information......................................     42

  Item 6: Exhibits and Reports on Form 8-K.......................     42

  SIGNATURES.....................................................     43

  Exhibit Index..................................................     44

* Not Applicable


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                                               2000      1999      2000      1999
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable................................................................    $5,934    $5,340   $17,374   $15,422
  Tax-exempt.............................................................       279       112       526       302
Interest and dividends on investment securities available-for-sale:
  Taxable................................................................       821     1,149     2,678     3,291
  Tax-exempt.............................................................       392       477     1,275     1,470
  Dividends..............................................................        32        32        96        92
Interest on federal funds sold...........................................        12         6        41       104
                                                                             ------    ------   -------   -------
    Total interest income................................................     7,470     7,116    21,990    20,681
                                                                             ------    ------   -------   -------

INTEREST EXPENSE:
Interest on deposits.....................................................     3,690     3,504    11,129    10,304
Interest on short-term borrowings........................................        53        44       150        60
Interest on long-term debt...............................................                             2         2
                                                                             ------    ------   -------   -------
    Total interest expense...............................................     3,743     3,548    11,281    10,366
                                                                             ------    ------   -------   -------
    Net interest income..................................................     3,727     3,568    10,709    10,315
Provision for loan losses................................................       120        30       300        90
                                                                             ------    ------   -------   -------
    Net interest income after provision for loan losses..................     3,607     3,538    10,409    10,225
                                                                             ------    ------   -------   -------

NONINTEREST INCOME:
Service charges, fees and commissions....................................       579       432     1,504     1,182
Net gains on sale of loans...............................................         4        17         5        53
Net gains on sale of investment securities...............................                           173
                                                                             ------    ------   -------   -------
    Total noninterest income.............................................       583       449     1,682     1,235
                                                                             ------    ------   -------   -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...................................     1,337     1,253     3,916     3,611
Net occupancy and equipment expense......................................       424       363     1,214     1,013
Other expenses...........................................................       976       816     2,935     2,402
                                                                             ------    ------   -------   -------
    Total noninterest expense............................................     2,737     2,432     8,065     7,026
                                                                             ------    ------   -------   -------
Income before income taxes...............................................     1,453     1,555     4,026     4,434
Provision for income tax expense.........................................       293       355       836       984
                                                                             ------    ------   -------   -------
    Net income...........................................................     1,160     1,200     3,190     3,450
                                                                             ------    ------   -------   -------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale....       741      (191)    1,079    (2,094)
Reclassification adjustment for gains included in net income.............                          (173)
Income tax expense (benefit) related to other comprehensive income (loss)       252       (65)      308      (712)
                                                                             ------    ------   -------   -------
    Other comprehensive income (loss), net of income taxes...............       489      (126)      598    (1,382)
                                                                             ------    ------   -------   -------
    Comprehensive income.................................................    $1,649    $1,074   $ 3,788   $ 2,068
                                                                             ======    ======   =======   =======

PER SHARE DATA:
Net income...............................................................    $ 0.59    $ 0.58   $  1.60   $  1.61
Cash dividends declared..................................................    $ 0.18    $ 0.15   $  0.52   $  0.41
Average common shares outstanding........................................ 1,989,025 2,080,174 1,998,995 2,149,724







See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                           -------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                                        2000          1999
--------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks............................................................. $  9,243       $ 10,991
Federal funds sold..................................................................    4,000
Investment securities available-for-sale............................................   85,727        105,630
Loans, net of unearned income.......................................................  291,779        276,850
  Less: allowance for loan losses...................................................    3,386          3,799
                                                                                     --------       --------
Net loans...........................................................................  288,393        273,051
Premises and equipment, net.........................................................    9,791          9,537
Accrued interest receivable.........................................................    2,216          2,166
Other assets........................................................................    5,483          5,737
                                                                                     --------       --------
    Total assets.................................................................... $404,853       $407,112
                                                                                     ========       ========

LIABILITIES:
Deposits:
  Noninterest-bearing............................................................... $ 38,857       $ 36,061
  Interest-bearing..................................................................  325,544        326,422
                                                                                     --------       --------
    Total deposits..................................................................  364,401        362,483
Short-term borrowings...............................................................                   5,500
Long-term debt......................................................................       37             39
Accrued interest payable............................................................    2,166          1,976
Other liabilities...................................................................    1,882          1,639
                                                                                     --------       --------
    Total liabilities...............................................................  368,486        371,637
                                                                                     --------       --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 September 30, 2000, 1,985,242 shares; December 31, 1999, 2,035,784 shares..........      655            672
Capital surplus.....................................................................    6,195          6,199
Retained earnings...................................................................   29,702         29,387
Accumulated other comprehensive loss................................................     (185)          (783)
                                                                                     --------       --------
    Total stockholders' equity......................................................   36,367         35,475
                                                                                     --------       --------
    Total liabilities and stockholders' equity...................................... $404,853       $407,112
                                                                                     ========       ========








See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          -----------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  ACCUMULATED
                                                                                        OTHER          TOTAL
                                                 COMMON   CAPITAL   RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS             LOSS         EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999.......................  $672    $6,199    $29,387            $(783)       $35,475
Net income.......................................                      3,190                           3,190
Dividends declared: $0.52 per share..............                     (1,038)                         (1,038)
Dividend reinvestment plan: 4,858 shares issued..     1       162                                        163
Repurchase and retirement: 55,400 shares.........   (18)     (166)    (1,837)                         (2,021)
Net change in other comprehensive loss...........                                         598            598
                                                   ----    ------    -------            -----        -------
BALANCE, SEPTEMBER 30, 2000......................  $655    $6,195    $29,702            $(185)       $36,367
                                                   ====    ======    =======            =====        =======















See notes to consolidated financial statements.


COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     --------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



NINE MONTHS ENDED SEPTEMBER 30,                                                               2000      1999
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................................... $  3,190  $  3,450
Adjustments:
  Provision for loan losses..............................................................      300        90
  Depreciation, amortization and accretion...............................................    1,355     1,325
  Amortization of loan fees..............................................................      (75)     (124)
  Deferred income tax expense (benefit)..................................................      127       (48)
  Gains on sale of investment securities available-for-sale..............................     (173)
  Losses (gains) on sale of other real estate............................................       57       (28)
  Changes in:
    Loan held for sale, net..............................................................                443
    Interest receivable..................................................................      (50)       48
    Other assets.........................................................................     (260)      510
    Interest payable.....................................................................      190       188
    Other liabilities....................................................................      211      (712)
                                                                                          --------  --------
      Net cash provided by operating activities..........................................    4,872     5,142
                                                                                          --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available-for-sale...........................    5,304
Proceeds from repayments of investment securities available-for-sale.....................   17,607    33,145
Purchases of investment securities available-for-sale....................................   (2,298)  (38,622)
Proceeds from sale of other real estate..................................................      251       192
Net increase in lending activities.......................................................  (16,163)  (19,494)
Purchases of premises and equipment......................................................     (873)   (2,823)
                                                                                          --------  --------
      Net cash provided by (used in) investing activities................................    3,828   (27,602)
                                                                                          --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts............................   (4,025)   22,362
  Time deposits..........................................................................    5,943    (4,591)
  Short-term borrowings..................................................................   (5,500)
Payments on long-term debt...............................................................       (2)       (2)
Proceeds from issuance of common shares..................................................      163       141
Repurchase and retirement of common shares...............................................   (2,021)   (4,056)
Cash dividends paid......................................................................   (1,006)     (845)
                                                                                          --------  --------
      Net cash provided by (used in) financing activities................................   (6,448)   13,009
                                                                                          --------  --------
      Net increase (decrease) in cash and cash equivalents...............................    2,252    (9,451)
      Cash and cash equivalents at beginning of year.....................................   10,991    19,164
                                                                                          --------  --------
      Cash and cash equivalents at end of period......................................... $ 13,243  $  9,713
                                                                                          ========  ========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest............................................................................... $ 11,091  $ 10,178
  Income taxes...........................................................................      771     1,259
Noncash items:
  Transfer of loans to other real estate.................................................      597       302
  Unrealized (gains) losses on investment securities available-for-sale.................. $   (598) $  1,382






See notes to consolidated financial statements.


COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          ------------------------------

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

2. TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF
   LIABILITIES:

On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces the similarly titled SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. The standards continue to be based on a consistent application of a "financial- components approach" that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The accounting provisions of the Statement are generally effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the accounting provisions of SFAS No. 140 on December 31, 2000, is not expected to have a material effect on operating results or financial position.


COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    --------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

OPERATING ENVIRONMENT:

Amid the threat of potential inflationary conditions, the Federal Open Market Committee ("FOMC") at the end of the second quarter of 1999 adopted a tightening stance with regard to the United States economy. After nine years of continued economic growth, three consecutive years of growth over
4.0 percent, and escalating inflationary pressures, the FOMC, by periodic increases in the federal funds rate, set out to bring the rapidly growing economy to a more sustainable level. Since that time and through the first half of 2000, the FOMC has increased the federal funds rate 175 basis
points to 6.50 percent.   However, by the end of the second quarter of
2000, the FOMC changed its stance from pre-emptive to neutral. The FOMC's neutral position continued through the close of the third quarter of 2000, as the economy appears to be showing signs of slowing. The third quarter gross domestic product ("GDP"), the value of all goods and services produced in the United States, came in well below expectations. Sharp drops in government spending and business investment brought third quarter GDP down to an annual growth rate of 2.7 percent, the weakest level since the second quarter of 1999. The decline in government spending subtracted
0.6 points off GDP. In addition, business investment in equipment and software rose at an annual rate of 8.5 percent, well below the 16.0 percent pace in the prior four quarters. With respect to consumers, although their spending rebounded to 4.5 percent in the third quarter from 3.1 percent in the previous quarter, it is significantly slower than the 5.0 percent to
6.0 percent growth over the past two years. With respect to the Nation's productivity, the third quarter numbers came in significantly lower than the previous period at 3.8 percent. The downturn in productivity coincided with a decline of 0.8 percent in the number of hours worked, the biggest contraction since the first quarter of 1992. In addition, unit labor costs, a key inflation gauge, rose by a rate of 2.5 percent in the third quarter, the strongest pace since the second quarter of 1999. Although it appears that their recent actions are working, the FOMC remains vigilant given the potential for inflationary pressures to escalate.

The rising rate environment over the past year, although beneficial to controlling the pace of the economy, has lead to some serious concerns for
the banking industry.   The general rise in market rates over the past year
has lead to intense competition in pricing loans and deposits. This fierce competition, coupled with timing lags of asset and liability repricing in a rising rate environment, has lead to compression of net interest margins. In addition, intense competition for core deposits has led to a slowdown in deposit growth and caused liquidity strains for financial institutions. In order to combat these pressures, banks have diversified from traditional banking products into fee-based businesses such as trust, asset management and brokerage services. Large banks that have strong fee-based businesses fared better during the current year than did smaller traditional spread-dependent community banks.

REVIEW OF FINANCIAL POSITION:

Similar to that of the banking industry, we experienced liquidity pressures brought on by increased loan demand coupled with slowed deposit growth. As a result, we de-emphasized the role of the investment portfolio as a means of mitigating liquidity strains. At September 30, 2000, total assets equaled $404.9 million at September 30, 2000, a decline of $2.2 million from $407.1 million reported at December 31, 1999. Loans, net of unearned income grew $14.9 million to $291.8 million at September 30, 2000, from $276.9 million at December 31, 1999. However, deposits grew only $1.9 million from $362.5 million at year-end 1999 to $364.4 million at the end of the third quarter of 2000. Consequently, the investment portfolio declined $19.9 million to $85.7 million at September 30, 2000, from $105.6 million at the end of 1999, as we utilized the proceeds from repayments and maturities of investment securities to assist in funding loan demand. At September 30, 2000, we had $4.0 million in federal funds sold, in comparison to short-term borrowings outstanding of $5.5 million at December 31, 1999. Total stockholders' equity increased $892 from the end of 1999. Net income of $3.2 million and other comprehensive income of $598 were partially offset by common stock repurchases of $2.0 million and net cash dividends declared of $875. Asset quality improved from year-end 1999 as evidenced by a reduction in nonperforming assets from $6.9 million to $4.2 million at September 30, 2000.

For the third quarter of 2000, we experienced a reduction in total assets of $2.4 million. Loans, net of unearned income, and total deposits increased $3.9 million and $2.2 million. Short-term borrowings of $6.3 million outstanding at June 30, 2000, were repaid during the third quarter. The investment portfolio declined in the third quarter by $5.0 million. Total stockholders' equity improved $1.3 million to $36.4 million at September 30, 2000, from $35.1 million at the end of the second quarter.

In striving to remain competitive and offer our customers new and value-added products and services, we announced in the third quarter that we are in the process of implementing an Internet-banking program and expanding our current line of nonfinancial products. In the near future, customers will be able to perform balance transfers, pay bills, view images of canceled checks, shop on-line and trade securities through our Internet-banking program. The program, via our website, will provide customers with a customized homepage tailored to their individual needs, in which they can view local and national news, weather and sports, obtain stock prices, and link to other favorite sites. In addition, we expect to offer customers a new array of insurance products through the Trust and Financial Services Division by the first quarter of 2001. Customers will be able to purchase various life and disability insurance products, as well as, choose from a larger selection of retirement and annuity options. We believe that by offering these products and services we will deliver long-term value and solidify our customer relationships, while increasing profitability for our stockholders.

INVESTMENT PORTFOLIO:

One of the primary concerns troubling financial institutions in 2000 has been the lack of liquidity as a result of slow deposit growth. Similarly, we continued to experience this same type of pressure during the third quarter of 2000 as average deposits declined to $360.7 million in the third quarter from $367.6 million in the second quarter of 2000. As a means to offset deposit gathering difficulties, we continued to partially fund normal operations through a de-emphasis of the investment portfolio. Proceeds from repayments of investment securities totaling $5.6 million in the third quarter were not reinvested in securities as aggregate investment purchases remained at $2.3 million for the year. There were no sales of investment securities during the third quarter of 2000. During the latter part of the third quarter we began offering special promotional certificates of deposit which has improved our liquidity position. If this trend continues throughout the final quarter of 2000 and loan demand does not increase significantly, investments will gain more prominence in our overall financial position.

As was evidenced in the second quarter, the market value of the investment portfolio improved in the third quarter bringing the net unrealized holding adjustment nearer to its first positive carry to market position since the third quarter of 1999. The net unrealized holding loss on our investment portfolio improved from $1,019 at June 30, 2000, to $280 at September 30, 2000. The third quarter improvement resulted primarily from a change in the net unrealized holding loss on mortgage-backed securities of $396 and an increase in the net unrealized gain on state and municipal obligations of $306. A reduction of 40 basis points in the yield on the two-year U.S. Treasury note, which is the basis for pricing of our mortgage-backed securities, caused the improved market value in these instruments. Similarly, a reduction of 23 basis points in the ten-year U.S. Treasury note, most closely related to the average life of our municipal portfolio, caused the change in the unrealized holding gain on tax-exempt securities.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 2000, and December 31, 1999, are summarized as follows:


DISTRIBUTION OF INVESTMENT SECURITIES

                                                        SEPTEMBER 30,       DECEMBER 31,
                                                           2000                1999
                                                       AMOUNT    %        AMOUNT    %
----------------------------------------------------------------------------------------
U.S. Treasury securities............................. $ 2,996   3.49%   $  3,595   3.40%
U.S. Government agencies.............................     999   1.17       1,635   1.55
State and municipals.................................  30,795  35.92      34,781  32.93
Mortgage-backed securities...........................  49,053  57.22      63,523  60.14
Equity securities....................................   1,884   2.20       2,096   1.98
                                                      ------- ------    -------- ------
  Total.............................................. $85,727 100.00%   $105,630 100.00%
                                                      ======= ======    ======== ======



The tax-equivalent yield on the investment portfolio for the nine months ended September 30, 2000, was 6.53 percent, a 4 basis point decrease from
6.57 percent for the same period last year. The tax-equivalent yield on the investment portfolio declined to 6.42 percent for the third quarter of 2000, from 6.56 percent for the second quarter and 6.59 percent for the first quarter. In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. Total return for the investment portfolio improved to 7.2 percent for the twelve months ended September 30, 2000, compared to 6.2 percent and 4.6 percent for the comparable periods at June 30, 2000, and March 31, 2000. For the twelve months ended September 30, 1999, our total return was 4.2 percent. The annualized total return for the third quarter was 10.2 percent. Our investment portfolio continued to be ranked in the upper 99th percentile for all banks throughout the United States over the past twelve months according to latest results provided by a national investment performance ranking company.

The maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available-for-sale portfolio at September 30, 2000, is summarized in the table that follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, collateralized mortgage obligations ("CMOs") and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                               ------------------------------------------------------------------------------
SEPTEMBER 30, 2000             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
-------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities..... $ 3,013   5.06%                                                  $ 3,013  5.06%
U.S. Government agencies.....                 $ 1,010   6.20%                                    1,010  6.20
State and municipals.........   1,260   6.46    2,795   6.82  $12,686   8.25% $13,672   8.01%   30,413  7.94
Mortgage-backed securities...  16,759   5.92   31,887   5.96    1,103   6.08                    49,749  5.95
Equity securities............                                                   1,822   6.87     1,822  6.87
                              -------         -------         -------         -------          -------
  Total...................... $21,032   5.83% $35,692   6.03% $13,789   8.08% $15,494   7.88%  $86,007  6.64%
                              =======         =======         =======         =======          =======

Fair value:
U.S. Treasury securities..... $ 2,996                                                          $ 2,996
U.S. Government agencies.....                 $   999                                              999
State and municipals.........   1,259           2,788         $12,864         $13,884           30,795
Mortgage-backed securities...  16,583          31,395           1,075                           49,053
Equity securities............                                                   1,884            1,884
                              -------         -------         -------         -------          -------
  Total...................... $20,838         $35,182         $13,939         $15,768          $85,727
                              =======         =======         =======         =======          =======


LOAN PORTFOLIO:

Loans to finance one-to-four family residential properties account for over half of our total lending activities. Accordingly, the housing market and the economic conditions affecting it significantly impact our lending activities. Strong economic fundamentals, namely low unemployment, strong income growth and high consumer confidence, have kept the housing market strong. Although mortgage rates fell at the end of the third quarter compared to year-end 1999 levels, the overall rise in mortgage costs over the past nine months caused a slowdown in this market's momentum from the record pace experienced for the prior two years. For the nine months ended September 30, 2000, 30-year conventional mortgage rates averaged 8.20 percent, 91 basis points higher than 7.29 percent averaged for the same nine months of 1999 and 120 basis points higher than that of 1998. Average annual sales of existing homes fell 4.0 percent to 5.00 million for the twelve months ended September 30, 2000, from 5.21 million for the same period one year earlier. In addition, average annual new home sales were down almost 2.0 percent to 900 compared to 917 last year. Furthermore, the number of housing starts and permits issued continued their downward trend.

High productivity, personal income gains and buoyant consumer confidence have lead to greater business investment and personal consumption. As a result the nation's commercial banks continue to experience increased loan demand despite the general rise in interest rates. Commercial and industrial loans to all commercial banks increased $16.2 billion to $1,082.2 billion at September 30, 2000, from $1,066.0 billion at June 30, 2000. Similarly, consumer loans increased $16.5 billion to $533.7 billion at the end of the third quarter of 2000, from $517.2 billion at the end of the previous quarter.

The composition of the loan portfolio at September 30, 2000, and December 31, 1999, is summarized as follows:


DISTRIBUTION OF LOAN PORTFOLIO

                                                 SEPTEMBER 30,           DECEMBER 31,
                                                     2000                    1999
                                               AMOUNT       %         AMOUNT       %
---------------------------------------------------------------------------------------
Commercial, financial and others............ $ 46,964     16.10%    $ 43,907     15.86%
Real estate:
  Construction..............................    3,248      1.11        3,164      1.14
  Mortgage..................................  202,907     69.54      198,423     71.67
Consumer, net...............................   37,790     12.95       30,830     11.14
Lease financing, net........................      870      0.30          526      0.19
                                             --------    ------     --------    ------
  Loans, net of unearned income.............  291,779    100.00%     276,850    100.00%
                                                         ======                 ======
Less: allowance for loan losses.............    3,386                  3,799
                                             --------               --------
    Net loans............................... $288,393               $273,051
                                             ========               ========


Similar to that of the Nation, we also experienced increased demand for all of our loan products. Loans, net of unearned income, grew $14.9 million to $291.8 million at September 30, 2000, from $276.9 million at year-end 1999. Strong demand for new and used automobile loans issued through our indirect lending division had the greatest impact on our loan portfolio. Consumer loans grew $7.0 million or 22.6 percent to $37.8 million at September 30, 2000 and comprised 13.0 percent of our total loan portfolio, compared to $30.8 million or 11.1 percent at year-end 1999. Commercial loans, including commercial mortgage loans, grew $3.2 million to $96.4 million at September 30, 2000, from $93.2 million at December 31, 1999. Residential mortgage loans increased $4.4 million to $153.5 million at the end of the third quarter of 2000, from $149.1 million at the end of 1999. We had $870 in commercial lease financing, net of unearned income outstanding at September 30, 2000. Loans, net of unearned income, averaged $286.7 million for the nine months ended September 30, 2000, an increase of $33.0 million or 13.0 percent compared to $253.7 million averaged for the same period of 1999. The tax equivalent yield on the loan portfolio improved 10 basis points to 8.47 percent for the nine months ended September 30, 2000, from
8.37 percent for the same period of 1999. We expect loan yields to remain constant for the remainder of 2000, as general market rates have appeared to stabilize. However, yields could be adversely affected by intensified competition or a change in monetary policy. We facilitate loan demand though growth in core deposits and repayments on loans and investment securities.

We continually examine the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 35.8 percent of the lending portfolio is expected to reprice within the next twelve months. Management utilizes various strategies, which include pricing loan products in the near term to reduce the average term of fixed-rate loans and increasing the holdings of variable-rate loans, in an attempt to reduce IRR in the loan portfolio.

The maturity and repricing information of the loan portfolio by major classification at September 30, 2000, is summarized as follows:


MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                       WITHIN     BUT WITHIN       AFTER
SEPTEMBER 30, 2000                    ONE YEAR    FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $ 24,462      $ 16,959       $  5,543    $ 46,964
Real estate:
  Construction.......................    3,248                                    3,248
  Mortgage...........................   28,781        71,069        103,057     202,907
Consumer, net........................   13,036        20,096          4,658      37,790
Lease financing, net.................      226           644                        870
                                      --------      --------       --------    --------
    Total............................ $ 69,753      $108,768       $113,258    $291,779
                                      ========      ========       ========    ========

Repricing schedule:
Predetermined interest rates......... $ 36,085      $ 80,904       $106,554    $223,543
Floating or adjustable interest rates   68,236                                   68,236
                                      --------      --------       --------    --------
    Total............................ $104,321      $ 80,904       $106,554    $291,779
                                      ========      ========       ========    ========


ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at September 30, 2000 and 1999, are summarized as follows:


SEPTEMBER 30,                                                            2000     1999
--------------------------------------------------------------------------------------
United States...........................................................  3.9%     4.2%
Pennsylvania............................................................  4.0      4.4
Lackawanna county.......................................................  3.7      4.6
Susquehanna county......................................................  4.1      4.6
Wayne county............................................................  4.3      4.9
Wyoming county..........................................................  3.8%     4.7%



The unemployment rate continued to improve for not only the Nation and the Commonwealth of Pennsylvania, but for our local market area as well. All four counties posted declines in their respective unemployment rates in
comparison to the previous year.   Lackawanna and Wyoming counties posted
significant improvements, from 4.6 percent and 4.7 percent at September 30 1999, to 3.7 percent and 3.8 percent at September 30, 2000, and are below the national unemployment rate of 3.9 percent.

Our asset quality improved significantly from year-end 1999. Nonperforming assets improved to $4,182 at September 30, 2000, compared to $6,944 at December 31, 1999. Nonperforming assets equaled 1.43 percent of loans, net of unearned income at September 30, 2000, compared to 2.51 percent at the end of 1999. A decline in the amount of accruing loans past due 90 days or more predominantly lead to the improvement. In comparison to the previous quarter, we experienced a slight improvement in asset quality, primarily due to a reduction in other real estate owned.

Accruing loans past due 90 days or more improved from $3,965 at December 31, 1999, to $990 at September 30, 2000. Real estate loans primarily contributed to the improvement, while commercial and consumer loans contributed to a lesser extent. Impaired loans improved slightly by $76, while the amount of properties held in other real estate increased $289, from year-end 1999. Due to the favorable economic conditions in our local market area, we expect continued improvement in our asset quality for the remainder of 2000. However, should economic conditions weaken in our market area, borrowers' ability to make timely loan payments could be limited, which may cause our asset quality to deteriorate.

Information concerning nonperforming assets at September 30 2000, and December 31, 1999, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.


DISTRIBUTION OF NONPERFORMING ASSETS

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               2000           1999
--------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others............................... $  407          $  166
Real estate:
  Construction.................................................
  Mortgage.....................................................  2,001           2,272
Consumer, net..................................................      8              33
Lease financing, net...........................................
                                                                ------          ------
    Total nonaccrual loans.....................................  2,416           2,471
                                                                ------          ------
Restructured loans.............................................    128             149
                                                                ------          ------
    Total impaired loans.......................................  2,544           2,620
                                                                ------          ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others...............................     51             726
Real estate:
  Construction.................................................
  Mortgage.....................................................    597           2,768
Consumer, net..................................................    342             471
Lease financing, net...........................................
                                                                ------          ------
    Total accruing loans past due 90 days or more..............    990           3,965
                                                                ------          ------
    Total nonperforming loans..................................  3,534           6,585
                                                                ------          ------
Foreclosed assets..............................................    648             359
                                                                ------          ------
    Total nonperforming assets................................. $4,182          $6,944
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   0.87%           0.95%
Nonperforming loans as a percentage of loans, net..............   1.21            2.38
Nonperforming assets as a percentage of loans, net.............   1.43%           2.51%



Information relating to the recorded investment in impaired loans at September 30, 2000 and December 31, 1999, is summarized as follows:


                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                 2000          1999
---------------------------------------------------------------------------------------
Impaired loans:
With a related allowance....................................... $2,416           $2,471
With no related allowance......................................    128              149
                                                                ------           ------
  Total........................................................ $2,544           $2,620
                                                                ======           ======


Impaired loans include a $128 restructured loan to one commercial customer. This loan continued to perform in accordance with its modified terms during the nine months ended September 30, 2000.

The analysis of changes affecting the allowance for loan losses related to impaired loans at September 30, 2000 is summarized as follows:


                                                                          SEPTEMBER 30,
                                                                                 2000
---------------------------------------------------------------------------------------
Balance at January 1.............................................................. $613
Provision for loan losses.........................................................   58
Loans charged-off.................................................................  220
Loans recovered...................................................................
                                                                                   ----
Balance at period-end............................................................. $451
                                                                                   ====


Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and nine-month periods ended September 30, 2000 and 1999 are summarized as follows:


                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                  2000        1999       2000      1999
----------------------------------------------------------------------------------------
Gross interest due under terms................. $   78      $   64     $  225    $  186
Interest income recognized.....................     53           7         77        23
                                                ------      ------     ------    ------
Interest income not recognized................. $   25      $   57     $  148    $  163
                                                ======      ======     ======    ======



Interest income recognized (cash-basis)........ $   53      $    7     $   77    $   23
Average recorded investment in  impaired loans. $2,409      $2,644     $2,524    $2,537


Cash received on impaired loans applied as a reduction of principal totaled $118 and $36 for the nine months and three months ended September 30, 2000. For the respective 1999 periods cash receipts on impaired loans amounted to $219 and $17. There were no commitments to extend additional funds to such parties at September 30, 2000. The ratio of impaired loans and nonperforming loans to loans, net of unearned income equaled 0.87 percent and 1.21 percent at September 30, 2000. In comparison, these ratios for our peer group equaled 0.54 percent and 0.82 percent.

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

The allowance for loan losses can generally absorb losses throughout the loan portfolio, although in some instances allocation is made for specific loans or groups of loans. Accordingly, the following table attempts to allocate this reserve among the major categories at September 30, 2000 and December 31, 1999. However, it should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends.





DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES
                                                     SEPTEMBER 30,        DECEMBER 31,
                                                         2000                 1999
                                                    ---------------     --------------
                                                           CATEGORY           CATEGORY
                                                               AS A               AS A
                                                               % OF               % OF
                                                    AMOUNT    LOANS     AMOUNT   LOANS
--------------------------------------------------------------------------------------
Commercial, financial and others................... $1,042    16.10%    $1,292   15.86%
Real estate:
  Construction.....................................            1.11               1.14
  Mortgage.........................................  1,217    69.54      1,289   71.67
Consumer, net......................................  1,122    12.95      1,213   11.14
Lease financing, net...............................      5     0.30          5    0.19
                                                    ------   ------     ------  ------
    Total.......................................... $3,386   100.00%    $3,799  100.00%
                                                    ======   ======     ======  ======


A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the nine months ended September 30, 2000, is summarized as follows:


RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES
                                                                            SEPTEMBER 30,
                                                                               2000
-----------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period............................... $3,799
Loans charged-off:
Commercial, financial and others...............................................    470
Real estate:
  Construction.................................................................
  Mortgage.....................................................................    126
Consumer, net..................................................................    209
Lease financing, net...........................................................
                                                                                ------
    Total......................................................................    805
                                                                                ------

Loans recovered:
Commercial, financial and others...............................................     37
Real estate:
  Construction.................................................................
  Mortgage.....................................................................      3
Consumer, net..................................................................     52
Lease financing, net...........................................................
                                                                                ------
    Total......................................................................     92
                                                                                ------
Net loans charged-off..........................................................    713
                                                                                ------
Provision charged to operating expense.........................................    300
                                                                                ------
Allowance for loan losses at end of period..................................... $3,386
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............   0.33%
Allowance for loan losses as a percentage of period end loans..................   1.16%


At September 30, 2000, the allowance for loan losses was $3,386, a decline of $70 from June 30, 2000. Net charge-offs of $190 exceeded the provision for loans losses of $120 for the third quarter of 2000. The allowance for loan losses equaled 1.16 percent of loans, net of unearned income at September 30, 2000. In comparison, this ratio equaled 1.19 percent for the peer group. The allowance account covered 95.8 percent of nonperforming loans and 81.0 percent of nonperforming assets at September 30, 2000.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $713 or 0.33 percent of average loans outstanding for the nine months ended September 30, 2000, compared to $384 or 0.20 percent for the same period of 1999.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 2000 and 1999, are summarized as follows:


DEPOSIT DISTRIBUTION

                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                    2000                    1999
                                              -----------------      -----------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
--------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....................... $ 20,655      3.46%    $ 17,835      2.93%
NOW accounts................................   25,808      2.41       24,446      2.44
Savings accounts............................   73,161      2.50       64,784      2.33
Time deposits less than $100................  175,832      5.61      182,884      5.39
Time deposits $100 or more..................   31,011      5.94       22,347      5.74
                                             --------               --------
  Total interest-bearing....................  326,467      4.56%     312,296      4.41%
Noninterest-bearing.........................   37,604                 36,743
                                             --------               --------
  Total deposits............................ $364,071               $349,039
                                             ========               ========


Deposits totaled $364.4 million at September 30, 2000, a slight increase of $1.9 million from December 31, 1999. The deposit mix changed from year-end 1999. Noninterest-bearing deposits increased $2.8 million, while interest-bearing deposits declined $878. The decline was a result of an increase in time deposits $100 or more, which was more than offset by declines of $4.0 million, $3.0 million and $2.1 million in savings accounts, money market accounts and time deposits less than $100. An increase in local school district deposits caused the growth of time deposits $100 or more.

Deposits grew $2.2 million from the $362.2 million recorded at the end of the second quarter of 2000. Slight variations in all deposit categories affected the overall increase.

For the nine months ended September 30, 2000, total deposits averaged $364.1 million, an increase of $15.1 million compared to $349.0 million averaged for the same nine months of 1999. The general rise in market deposit rates over the past year, forced us to raise interest rates paid on deposits in order to retain deposits. As a result, we experienced an increase in the average rate paid on the majority of our deposit products. Our total cost of deposits increased 15 basis points to 4.56 percent for the nine months ended September 30, 2000, from 4.41 percent for the same period last year. However, interest rates appear to be stabilizing within our market area. Our total cost of deposits remained stable at 4.56 percent for the third and second quarters of 2000. In addition to competitive pressure, our deposit costs are also affected by changes in the FOMC's position regarding further tightening. The FOMC continues to remain cautious with respect to inflationary pressures. Should inflation escalate, additional FOMC actions could occur causing greater pressure on our cost of funds.

As aforementioned, volatile deposits, time deposits in denominations of $100 or more, increased $8.0 million from $23.3 million at December 31, 1999, to $31.3 million at September 30, 2000. The average cost of these deposits increased 20 basis points to 5.94 percent for the nine months ended September 30, 2000, from 5.74 percent for the same nine months of 1999.

Maturities of time deposits of $100 or more at September 30, 2000, and December 31, 1999, are summarized as follows:


MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE


                                                             SEPTEMBER 30, DECEMBER 31,
                                                                 2000          1999
---------------------------------------------------------------------------------------
Within three months............................................ $15,958        $ 3,752
After three months but within six months.......................   1,586          5,240
After six months but within twelve months......................   4,827          5,411
After twelve months............................................   8,921          8,850
                                                                -------        -------
  Total........................................................ $31,292        $23,253
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

Our interest rate sensitivity gap position, illustrating RSA and RSL their related carrying values, at September 30, 2000, is summarized as follows. The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Variable-rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows, assuming there is no change in the current interest rate environment.


INTEREST RATE SENSITIVITY
                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                 DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
SEPTEMBER 30, 2000              THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $ 4,025           $ 16,813         $ 35,182         $ 29,707    $ 85,727
Loans, net of unearned income.......  82,869             21,452           80,904          106,554     291,779
Federal funds sold..................   4,000                                                            4,000
                                     -------           --------         --------         --------    --------
  Total............................. $90,894           $ 38,265         $116,086         $136,261    $381,506
                                     =======           ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                   $ 22,440                                      $ 22,440
NOW accounts........................                     25,548                                        25,548
Savings accounts....................                                    $ 72,099                       72,099
Time deposits less than $100........ $23,704             51,473           98,484         $    504     174,165
Time deposits $100 or more..........  15,958              6,413            8,752              169      31,292
Short-term borrowings...............
Long-term debt......................       1                  2               14               20          37
                                     -------           --------         --------         --------    --------
  Total............................. $39,663           $105,876         $179,349         $    693    $325,581
                                     =======           ========         ========         ========    ========

Rate sensitivity gap:
  Period............................ $51,231           $(67,611)        $(63,263)        $135,568
  Cumulative........................ $51,231           $(16,380)        $(79,643)        $ 55,925    $ 55,925

RSA/RSL ratio:
  Period............................    2.29               0.36             0.65           196.62
  Cumulative........................    2.29               0.89             0.75             1.17        1.17


Our cumulative one-year RSA/RSL ratio improved to 0.89 at September 30, 2000, from 0.84 at June 30, 2000 and falls within our asset/liability guidelines of 0.70 and 1.30. An increase in the amount of RSA maturing or repricing within one year was primarily responsible for the improvement. Federal funds sold of $4.0 million coupled with an additional $2.2 million of loans, net of unearned income, maturing or repricing within one year caused the increase in RSA. One year RSL remained relatively stable from the previous quarter. However, the composition changed as $6.3 million in short-term borrowings were paid off and replaced by a $3.3 million increase in time deposits less than $100 and a $1.7 million increase in time deposits $100 or more.

We experienced a slight increase in our three-month ratio to 2.29 at
September 30, 2000, from 2.26 at the end of the previous quarter.   An
increase in RSA, partially offset by an increase in RSL maturing or repricing within three months contributed to the increased ratio. A $2.9 million increase in loans, net of unearned income, was responsible for the increase in RSA. With respect to the increase in RSL, volatile time deposits increased $12.3 million, while short-term borrowings and time deposits less than $100 decreased $6.3 million and $3.9 million.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2000, produced results similar to those indicated by the one-year static gap position. Given a parallel and instantaneous rise in interest rates of 100 basis points, net interest income should decrease 0.6 percent. Conversely, a similar decline in interest rates would result in a 0.6 percent increase in net interest income.

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

LIQUIDITY:

Liquidity is the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of depositors and any borrowing requirements. Due to a slowdown in deposit growth, liquidity has been a major concern for financial institutions during 2000.

We utilize core deposits and loan and investment payments and prepayments as our primary source of liquidity. Providing a secondary source of liquidity is our available-for-sale portfolio. As a final source of
liquidity, we can exercise existing credit arrangements.   We manage our
liquidity position daily, thus enabling us to effectively monitor fluctuations to adapt the position according to market changes. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis. There are presently no known trends, demands, commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to our liquidity.

With regards to cash, our liquidity position at the end of the third quarter of 2000 deteriorated slightly from the previous quarter-end. Cash and cash equivalents totaled $13.2 million at September 30, 2000, compared to $14.2 million at June 30, 2000. However, our liquidity ratios indicate a slight improvement in our liquidity position. This is evidenced by an improvement in the net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets, to 1.8 percent at the end of the third quarter of 2000, from 2.5 percent at June 30, 2000. In addition, the net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, also improved to negative 0.7 percent at the end of the third quarter from negative 0.1 percent at the end of the second quarter. We consider our liquidity position adequate to meet our present and future financial obligations and commitments. Management believes maintaining adequate volumes of short-term investments and remaining competitive in our deposit pricing will ensure sufficient liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold. During the nine months ended September 30, 2000, net cash provided by operating activities totaled $4.9 million. Net income of $3.2 million was the primary factor contributing to the net cash inflow.

Net cash provided by investing activities for the nine months ended September 30, 2000, equaled $3.8 million. Contributing to the net cash inflow were proceeds of $5.3 million from the sale of investment securities and repayments of investment securities of $17.6 million offset in part by a net increase in lending activities of $16.2 million and investment purchases of $2.3 million.

Net cash used in financing activities amounted to $6.4 million. During the nine months ended September 30, 2000, $5.5 million in short-term borrowings were repaid. In addition, $2.0 million was used for the repurchase and retirement of common shares and $1.0 million for the payment of cash dividends. Partially offsetting these cash outflows was a $1.9 million net increase in deposits.

CAPITAL ADEQUACY:

Total stockholders' equity at September 30, 2000, was $36.4 million, an increase of $892 from December 31, 1999. The increase was primarily attributed to net income of $3,190 partially offset by common stock repurchases of $2,021 and net cash dividends declared of $875. A total of 55,400 shares of our common stock was repurchased and retired during the nine months ended September 30, 2000. Also affecting stockholders' equity was a positive change in the accumulated other comprehensive loss, which resulted entirely from a net unrealized gain of $598 on available-for-sale investment securities.

Dividends declared for the nine months ended September 30, 2000, were $1,038 or $0.52 per share, compared to $870 or $0.41 per share declared for the same period last year. The dividend payout ratio equaled 32.5 percent compared to 25.2 percent for the nine months ended September 30, 2000 and 1999. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

Our dividend reinvestment plan allows stockholders to automatically reinvest their dividends in shares of our common stock. During the nine months ended September 30, 2000, 4,858 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent.
Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2000 and 1999. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.


Our and Community Bank's capital ratios at September 30, 2000 and 1999, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:


RISK-ADJUSTED CAPITAL

                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                          ------------------------------------------------------------------
SEPTEMBER 30,                                 2000      1999       2000         1999         2000       1999
------------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-adjusted assets:
  Consolidated........................... $ 34,508  $ 34,472    $ 9,840      $ 9,347      $14,760    $14,020
  Community Bank.........................   33,242    33,256      9,780        9,287       14,670     13,930
Total capital to risk-adjusted assets:
  Consolidated...........................   37,587    37,403     19,680       18,694       24,599     23,367
  Community Bank.........................   36,302    36,169     19,560       18,574       24,450     23,217
Tier I capital to total average assets
 less goodwill:
  Consolidated...........................   34,508    34,472     16,161       15,631       20,201     19,539
  Community Bank.........................   33,242    33,256    $16,087      $15,508      $20,109    $19,385

Risk-adjusted assets:
  Consolidated...........................  229,605   218,679
  Community Bank.........................  228,112   217,184
Risk-adjusted off-balance sheet items:
  Consolidated...........................   16,387    14,986
  Community Bank.........................   16,387    14,986
Average assets for Leverage ratio:
  Consolidated...........................  404,013   390,770
  Community Bank......................... $402,186  $387,697

Ratios:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items:
  Consolidated............................    14.0%     14.8%       4.0%         4.0%         6.0%       6.0%
  Community Bank..........................    13.6      14.3        4.0          4.0          6.0        6.0
Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items:
  Consolidated............................    15.3      16.0        8.0          8.0         10.0       10.0
  Community Bank..........................    14.8      15.6        8.0          8.0         10.0       10.0
Tier I capital as a percentage of total
 average assets less goodwill:
  Consolidated............................     8.5       8.8        4.0          4.0          5.0        5.0
  Community Bank..........................     8.3%      8.6%       4.0%         4.0%         5.0%       5.0%



The continuation of the common stock repurchase plan into 2000 directly caused the decline in our risk-based capital ratios from the previous year. Despite the decline, we exceeded all relevant regulatory capital measurements at September 30, 2000, and were considered well capitalized. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following:

    -   a Tier I risk-based ratio of at least 6.0 percent,
    -   a total risk-based ratio of at least 10.0 percent, and
    -   a Leverage ratio of at least 5.0 percent.

REVIEW OF FINANCIAL PERFORMANCE:

The Federal Deposit Insurance Corporation's most recent earnings report indicated that commercial banks throughout the Nation reported a 13.2 percent drop in earnings as compared to last year. As a result, the industry's return on average assets declined to under 1.0 percent for the first time since 1992. The main reasons for the decline were unusually higher expenses related to a number of banks eliminating unprofitable business lines and increasing loan loss reserves in the form of additional provisions. We experienced results similar to that of the industry as our earnings declined when comparing the third quarter and year-to-date results of 2000 and 1999. Net income for the three months and nine months ended September 30, 2000 totaled $1,160 or $0.59 per share and $3,190 or $1.60 per share. Net income for the comparable 1999 periods were $1,200 or $0.58 per share and $3,450 or $1.61 per share. Higher net interest income and noninterest income were more than offset by a higher amount of loan loss provision and increases in noninterest expense. Other factors which contributed to the decline in earnings were opportunity costs associated with the stock repurchase program and the reversal of interest earned on loans placed on nonaccrual status during 2000. Return on average assets for the third quarter of 2000, equaled 1.14 percent compared to 1.18 percent for the same period last year. Year-to-date, return on average assets was 1.05 percent in 2000 compared to 1.17 percent in 1999. Return on average equity for the three months and nine months ended September 30, 2000, were 12.82 percent and 12.03 percent compared to 12.97 percent and
11.85 percent for the comparable periods of 1999. In comparison, the peer group's return on average assets and return on average equity were 1.05 percent and 12.42 percent for the nine months ended September 30, 2000. We recorded other comprehensive income of $489 and $598 for the three months and nine months ended September 30, 2000, compared to other comprehensive losses of $126 and $1,382 for the respective periods of 1999.

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



NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                       Three Months Ended          Nine Months Ended
                                          September 30,              September 30,
                                         2000 vs. 1999              2000 vs. 1999
                                       Increase (decrease)        Increase (decrease)
                                         attributable to            attributable to
                                      ---------------------      ---------------------
                                      Total                      Total
                                      Change   Rate  Volume      Change   Rate  Volume
                                      ------   ----  ------      ------   ----  ------
Interest income:
Loans:
  Taxable............................. $ 594  $  68   $ 526      $1,952  $  56  $1,896
  Tax-exempt..........................   253    227      26         339    142     197
Investments:

  Taxable.............................  (328)    (2)   (326)       (609)    (6)   (603)
  Tax-exempt..........................  (130)   (48)    (82)       (296)   (67)   (229)
Federal funds sold....................     6   (113)    119         (63)    27     (90)
                                       -----  -----   -----      ------  -----  ------
    Total interest income.............   395    132     263       1,323    152   1,171
                                       -----  -----   -----      ------  -----  ------
Interest expense:
Money market accounts.................     9     12      (3)        144     77      67
NOW accounts..........................    (7)   (10)      3          19     (5)     24
Savings accounts......................    58     24      34         244     88     156
Time deposits less than $100..........   (20)   138    (158)               391    (391)
Time deposits $100 or more............   146     33     113         418     35     383
Short-term borrowings.................     9      9                  90     14      76
Long-term debt........................                                       1      (1)
                                       -----  -----   -----      ------  -----  ------
    Total interest expense............   195    206     (11)        915    601     314
                                       -----  -----   -----      ------  -----  ------
    Net interest income............... $ 200  $ (74)  $ 274      $  408  $(449) $  857
                                       =====  =====   =====      ======  =====  ======


Net interest income on a tax-equivalent basis for the nine months ended September 30, 2000, improved $408 to $11,637 from $11,229 for the same period of 1999. The $408 resulted from an increase in tax-equivalent interest income of $1,323 partially offset by a $915 rise in interest expense. Net interest income increased $857 due to changes in the volume of earning assets and interest-bearing liabilities. The primary factor contributing to the positive volume variance was an increase in the average volume of taxable loans, net of unearned income. Tax-equivalent interest income improved $1,896 as a result of a $30.0 million increase in the average volume of taxable loans. Partially offsetting this improvement was a $17.8 million reduction in the average volume of investments accounting for a $832 decline in interest income. In addition, a proportional increase in all major categories of interest-bearing liabilities, except time deposits less than $100, caused interest expense to increase $314.

The positive effect of the volume variance on net interest income was lessened by a reduction in net interest income due to changes in the yield on earning assets and the cost of interest-bearing liabilities. A 15 basis point increase in the cost of funds from 4.42 percent to 4.57 percent increased fund costs $601. Partially mitigating the effect of the fund cost increase was a increase in the yield on earning assets which caused a $152 improvement in net interest income. A 22 basis point increase in the cost of time deposits less than $100, offset partially by a 10 basis point improvement in the yield on loans, net of unearned income, was the major contributor to the negative rate variance of $449.

For the three months ended September 30, 2000, tax-equivalent net interest income increased $200 compared to the same three months of last year. Similar to the year-to-date change, we experienced a favorable volume variance of $274 partially offset by an unfavorable rate variance of $74. The majority of the positive impact in net interest income due to changes in volumes came from a $25.2 million increase in average taxable loans. This increase contributed $526 to net interest income. Partially offsetting the impact of increased average taxable loan balances was a decline of $27.3 million in average investments accounting for a $408 decline in net interest income. The unfavorable rate variance of $74 was primarily attributable to an increased cost of time deposits partially offset by an improvement in the yield on the loan portfolio.

Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin at 4.05 percent for the nine months ended September 30, 2000, was the same as the comparable period of 1999. Actions of the FOMC along with intense competition in pricing loans and deposits has placed significant pressure on our attempts to maintain our margin at its present level. Our net interest margin may suffer in the future if the FOMC changes its posture to a tightening bias. We believe following prudent pricing practices coupled with careful implementation of resources, will keep our net interest margin in check. However, no assurance can be given that net interest income will not be adversely affected should general market rates continue to increase and competition further intensify.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the nine months ended September 30, 2000 and 1999, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent.


SUMMARY OF NET INTEREST INCOME

                                                   September 30, 2000              September 30, 1999
                                                ---------------------------     ---------------------------
                                                         Interest  Average               Interest  Average
                                                Average  Income/   Interest     Average  Income/   Interest
                                                Balance  Expense     Rate       Balance  Expense     Rate
                                                -------  --------  --------     -------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $275,757   $17,374      8.42%   $245,732   $15,422      8.39%
  Tax-exempt..................................   10,897       797      9.77       7,941       458      7.71
Investments:
  Taxable.....................................   63,287     2,774      5.85      77,214     3,383      5.86
  Tax-exempt..................................   33,006     1,932      7.82      36,908     2,228      8.07
Federal funds sold............................      968        41      5.66       2,952       104      4.71
                                               --------   -------              --------   -------
    Total earning assets......................  383,915    22,918      7.97%    370,747    21,595      7.79%
Less: allowance for loan losses...............    3,518                           4,065
Other assets..................................   25,660                          26,620
                                               --------                        --------
    Total assets.............................. $406,057                        $393,302
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 20,655       535      3.46%   $ 17,835       391      2.93%
NOW accounts..................................   25,808       466      2.41      24,446       447      2.44
Savings accounts..............................   73,161     1,371      2.50      64,784     1,127      2.33
Time deposits less than $100..................  175,832     7,379      5.61     182,884     7,379      5.39
Time deposits $100 or more....................   31,011     1,378      5.94      22,347       960      5.74
Short-term borrowings.........................    3,134       150      6.39       1,509        60      5.32
Long-term debt................................       37         2      7.22          40         2      6.68
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  329,638    11,281      4.57%    313,845    10,366      4.42%
Noninterest-bearing deposits..................   37,604                          36,743
Other liabilities.............................    3,381                           3,795
Stockholders' equity..........................   35,434                          38,919
                                               --------                        --------
    Total liabilities and stockholders' equity $406,057                        $393,302
                                               ========   -------              ========   -------
    Net interest/income spread................            $11,637      3.40%              $11,229      3.37%
                                                          =======                         =======
    Net interest margin.......................                         4.05%                           4.05%
Tax equivalent adjustments:
Loans.........................................            $   271                         $   156
Investments...................................                657                             758
                                                          -------                         -------
    Total adjustments.........................            $   928                         $   914
                                                          =======                         =======


Note:     Average balances were calculated using average daily balances.  Average balances for loans include nonaccrual loans.  Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding loss of $1,101 for the nine months ended
          September 30, 2000 and an unrealized holding gain of $1,159 for the nine months ended September 30, 1999 included in other assets.  Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.


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

For the nine months ended September 30, 2000, the provision for loan losses totaled $300. This was an increase of $210 in comparison to $90 for the same nine months of 1999. For the third quarter of 2000, the provision for loan losses totaled $120, a $90 increase compared to the third quarter of 1999. The ratio of the allowance for loan losses as a percentage of loans, net of unearned income, decreased from 1.41 percent at September 30, 1999, to 1.16 percent at the end of the third quarter of 2000. Substantial loan growth and an increase in net loans charged-off factored into the ratio reduction. We believe our evaluation of the adequacy of the allowance for loan losses account, taking into consideration the substantial loan growth and increase in net charge-offs from the prior year, justifies the increase in the provision for loan losses. We will consider adjusting the monthly provision amount for the remainder of 2000, based on our continued analysis of the allowance for loan losses account.

NONINTEREST INCOME:

For the nine months ended September 30, 2000, noninterest income totaled $1,682. Noninterest income for the comparable 1999 period was $1,235. Included in noninterest income in 2000 were gains on the sale of investment securities of $173. The majority of these gains resulted from the sale of equity securities of local financial institutions. The decision to sell these securities was based on a decline in their total return compared to alternative investments. Adjusting for these gains, noninterest income increased $274 or 22.2 percent over the previous year. An increase in service charges, fees and commissions of $322 was partially offset by a $48 decrease in gains on the sale of one-to-four family residential mortgages on the secondary market.

For the third quarter of 2000, noninterest income totaled $583, an increase of $134 or 29.8 percent in comparison to $449 recorded for the same quarter last year. Furthermore, noninterest income increased $97 in comparison to the $486 recorded for the second quarter of 2000. Changes to our service charge and fee structure, which occurred at the beginning of the third quarter of 2000, were directly responsible for the increased noninterest income.

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

Major components of noninterest expense for the three months and nine months ended September 30, 2000 and 1999, are summarized as follows:


NONINTEREST EXPENSES

                                                Three Months Ended    Nine Months Ended
                                                   September 30,          September 30,
                                                  2000       1999        2000      1999
---------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes..................... $1,124     $1,073      $3,318    $3,092
Employee benefits..............................    213        180         598       519
                                                ------     ------      ------    ------
  Salaries and employee benefits expense.......  1,337      1,253       3,916     3,611
                                                ------     ------      ------    ------

Net occupancy and equipment expense:
Net occupancy expense..........................    178        156         546       457
Equipment expense..............................    246        207         668       556
                                                ------     ------      ------    ------
  Net occupancy and equipment expense..........    424        363       1,214     1,013
                                                ------     ------      ------    ------

Other noninterest expenses:
Marketing expense..............................     90         69         263       226
Other taxes....................................     82         81         220       238
Stationery and supplies........................     86        112         309       315
Contractual services...........................    268        265         826       729
Insurance including FDIC assessment............     41         30         124        91
Other..........................................    409        259       1,193       803
                                                ------     ------      ------    ------
  Other noninterest expenses...................    976        816       2,935     2,402
                                                ------     ------      ------    ------
    Total noninterest expense.................. $2,737     $2,432      $8,065    $7,026
                                                ======     ======      ======    ======

Delivery system expansions, which occurred throughout the previous year, impacted all three of our major categories of noninterest expense for the nine months ended September 30, 2000. As a result, noninterest expense recorded year-to-date amounted to $8,065, an increase of $1,039 or 14.8 percent compared to the same nine months of 1999. Our productivity and efficiency were also negatively affected by the expansion, as evidenced by increases in both our operating efficiency ratio and overhead ratio. For the nine months ended September 30, 2000, the operating efficiency ratio, defined as noninterest expenses less other real estate expenses to net interest income and noninterest income less any nonrecurring gains, was
65.2 percent, compared to 60.9 percent for the comparable 1999 period. Our overhead ratio, noninterest expense as a percentage of total average assets increased to 2.65 percent from 1.97 percent for the nine months ended September 30, 2000 and 1999. This ratio, however is in line with that of our peer group which posted an overhead ratio of 2.62 percent for the nine months ended September 30, 2000.

For the third quarter of 2000, noninterest in totaled $2,737, an increase of $305 or 12.5 percent in comparison to $2,432 recorded for the same quarter of 1999. For the third quarter of 2000, our operating efficiency ratio was 62.9 percent, compared to 60.8 percent for the third quarter one year ago. However, the efficiency ratio improved over that of the previous two quarters of 2000. For the second and first quarters of 2000, this ratio was 65.9 percent and 67.2 percent.

Salaries and employee benefit expenses, which account for the majority of our noninterest expense, totaled $3,916 or 48.6 percent of noninterest expense for the nine months ended September 30, 2000. In comparison, for the same nine months of the prior year, these expenses were $3,611 or 51.4 percent of noninterest expense. Additional staffing needs relative to the opening of the Dickson City branch office, coupled with merit increases related to personnel performance appraisals and increased health insurance costs were the primary reasons for the increase. Employee-related expenses totaled $1,337 for the third quarter of 2000, an increase of $84 compared to the same quarter of 1999.

Net occupancy and equipment expenses amounted to $1,214 for the nine months ended September 30, 2000, an increase of $201 in comparison to $1,013
recorded for the same period of 1999.   Additional expenses associated with
the operation of the Clarks Summit and Dickson City branch offices and the corporate center, as well as, data processing enhancements contributed to the increase. For the third quarter of 2000 and 1999, net occupancy and equipment expenses totaled $424 and $363.

Net losses from properties held in other real estate, additional costs relative to the operation of the two new branches and an increase in marketing costs resulted in a higher amount of other expenses for the nine months ended September 30, 2000. Year-to-date September 30, other expenses totaled $2,935 in 2000, an increase of $533 compared to $2,402 in 1999. Included in the net losses from other real estate were donations of foreclosed properties to Habitat for Humanity. For the three months ended September 30, other expenses were $976 in 2000 and $816 in 1999.

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


We were included in the 93.7 percent of all BIF-member institutions classified in the well capitalized supervisory risk subgroup at September 30, 2000. Accordingly, we will be exempt from paying a BIF assessment for the second half of 2000. However, along with all banks, we continue to be assessed quarterly for assistance in interest payments on FICO bonds used to capitalize the SAIF. Our assessments totaled $56 and $30 for the nine months ended September 30, 2000 and 1999.

INCOME TAXES:

Income tax expense for the nine months ended September 30, 2000, totaled $836. Our effective tax rate for this period was 20.8 percent. Income tax expense was $984 with an effective tax rate of 22.2 percent for the comparable nine months of 1999. Our tax position is more favorable in comparison to our peer group, which posted effective tax rates of 21.5 percent and 23.3 percent for the nine months ended September 30, 2000 and 1999. We expect our effective tax rate to remain relatively stable for the remainder of 2000 through emphasizing income on tax-exempt investments and loans as well as utilizing investment tax credits available through our investment in a residential housing program for elderly and low- to moderate-income families.

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


                                       Registrant, Comm Bancorp, Inc.


Date: November 13, 2000                /s/ David L. Baker
     ------------------                ------------------------------
                                       David L. Baker
                                       Chief Executive Officer


Date: November 13, 2000                /s/ Scott A. Seasock
     ------------------                ------------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: November 13, 2000                /s/ Stephanie A. Ganz
     ------------------                ------------------------------
                                       Stephanie A. Ganz
                                       Vice President of Finance
                                       (Principal Accounting Officer)













                              EXHIBIT INDEX

Item Number         Description                             Page
-----------         -----------                             ----
    27              Financial Data Schedule                  46