Form 10-K405
period 2000-12-31
COMM BANCORP INC
filed 2001-04-02
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended DECEMBER 31, 2000
                          -----------------

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------  ---------------------------------

Commission file number          0-17455
                               ------------

                                  COMM BANCORP, INC.
------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                     23-2242292
-------------------------------------------  ---------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization                Number)

125 NORTH STATE STREET, CLARKS SUMMIT, PA                      18411
-------------------------------------------  ---------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (570) 586-0377
                                                  ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class              Name of each exchange on which
                                           registered
               NONE
----------------------------------        ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK, PAR VALUE $0.33 PER SHARE
------------------------------------------------------------------------------
                                 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price: $35,799,750 AT MARCH 15, 2001.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 1,987,279 AT MARCH 15, 2001.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2000, are incorporated by reference in Part II of this Annual Report. Portions of the registrant's 2001 Proxy Statement are incorporated by reference in Part III of this Annual Report.


                              Page 1 of 189
                        Exhibit Index on Page 43


                           COMM BANCORP, INC.
                             FORM 10-K INDEX

PART I                                                            Page
------                                                            ----
Item  1. Business.................................................  3

Item  2. Properties............................................... 27

Item  3. Legal Proceedings........................................ 28

Item  4. Submission of Matters to a Vote of Security Holders......  *

PART II
-------
Item  5. Market for the Registrant's Common Equity and Related
         Stockholder Matters...................................... 28

Item  6. Selected Financial Data.................................. 29

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................... 29

Item 7A. Quantitative and Qualitative Disclosures about Market
         Risk..................................................... 29

Item  8. Financial Statements and Supplementary Data.............. 29

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................  *

PART III
--------
Item 10. Directors, Executive Officers, Promoters and Control
         Persons of the Registrant................................ 30

Item 11. Executive Compensation................................... 32

Item 12. Security Ownership of Certain Beneficial Owners and
         Management............................................... 38

Item 13. Certain Relationships and Related Transactions........... 39

PART IV
-------
Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K................................................. 40

Signatures........................................................ 41

Exhibit Index..................................................... 43



*Not Applicable


                          COMM BANCORP, INC.
                               FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL

We are a registered bank holding company incorporated in 1983 as a Pennsylvania business corporation and are headquartered in Clarks Summit, Pennsylvania. We have two wholly-owned subsidiaries, Community Bank and Trust Company, referred to as Community Bank, and Comm Realty Corporation, referred to as Comm Realty. Our business consists primarily of the management and supervision of Community Bank. Comm Realty, organized in 2000 as a Pennsylvania business corporation, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank. Our principal source of income is dividends paid by Community Bank. At December 31, 2000, we had approximately:

     -  $419.7 million in total assets,
     -  $297.5 million in loans,
     -  $378.7 million in deposits, and
     -  $37.6 million in stockholders' equity.

Community Bank is a Pennsylvania commercial bank and a member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). Community Bank is a full-service commercial bank providing a range of products and services, including time and demand deposit accounts, consumer, commercial and mortgage loans, and commercial leases to individuals and small- to medium-sized businesses in its Northeastern Pennsylvania market area. At December 31, 2000, Community Bank had fourteen branch banking offices located in the Pennsylvania counties of Lackawanna, Susquehanna, Wayne and Wyoming.

In 1999, Community Bank organized a leasing subsidiary, Community Leasing Corporation, referred to as Community Leasing, a Pennsylvania business corporation, to engage in commercial leasing. In 2000, Community Bank organized a financial services subsidiary, Comm Financial Services Corporation, referred to as Comm Financial Services, a Pennsylvania business corporation, to engage in selling insurance products and services and in providing asset management services.

We have combined financial information about Comm Realty, Community Leasing and Comm Financial Services with our financial information as none of these subsidiaries meet the quantitative thresholds for reportable operating segments and all of these subsidiaries share a majority of the aggregation criteria for reportable operating segments. Moreover, we consider Community Bank's branch banking offices to be a single operating segment because these branches have similar:

     -  Economic characteristics,
     -  Products and services,
     -  Operating processes,
     -  Delivery systems,
     -  Customer bases, and
     -  Regulatory oversight.

We have not operated any other reportable operating segments in the three-year period ended December 31, 2000.

As of December 31, 2000, we had 169 full-time equivalent employees. We and Community Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by us from Community Bank and also limit various other transactions between us and Community Bank. For example, Section 23A limits to no more than 10.0 percent of its total capital the aggregate outstanding amount of Community Bank's loans and other "covered transactions" with any particular nonbank affiliate including financial subsidiaries, and limits to no more than 20.0 percent of its total capital the aggregate outstanding amount of Community Bank's covered transactions with all of its affiliates including financial subsidiaries. At December 31, 2000, approximately $3.8 million was available for loans to us from Community Bank. Section 23A also generally requires that Community Bank's loans to its nonbank affiliates including financial subsidiaries be secured, and Section 23B generally requires that Community Bank's transactions with its nonbank affiliates including financial subsidiaries be at arm's-length terms. Also, we and Community Bank and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

SUPERVISORY AGENCIES

As a Pennsylvania commercial bank and member of the Federal Reserve System, Community Bank is subject to primary supervision, regulation, and examination by the Pennsylvania Department of Banking and the Federal Reserve Board. Community Bank is subject to extensive Pennsylvania and federal statutes and regulations that significantly affect its business and activities. Community Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. Community Bank is also subject to periodic examinations by its primary and secondary regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, leases, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, activities of subsidiaries and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation and other matters. Federal Law gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings and stock valuation. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

We, Community Bank and our subsidiaries are also affected by various other governmental requirements and regulations, general economic conditions and the fiscal and monetary policies of the federal government and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The monetary policies of the Federal Reserve Board influence to a significant extent the overall growth of loans, leases, investments, deposits, interest rates charged on loans and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often unpredictable.

We are subject to the jurisdiction of the Securities and Exchange Commission ("SEC") for matters relating to the offering and sale of our securities. We are also subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials. Our common stock is listed for quotation of prices on The NASDAQ Stock Market-Registered Trademark- and, therefore, we are subject to the listing rules and regulations imposed by The NASDAQ Stock Market-Registered Trademark-.

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

LIABILITY OF COMMONLY CONTROLLED BANKS

Community Bank can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution, or any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

"Default" is generally defined as the appointment of a conservator or receiver, and "in danger of default" is generally defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

DEPOSITOR PREFERENCE STATUTE

In the "liquidation or other resolution" of Community Bank by any receiver, federal law provides that deposits and certain claims for administrative expenses and employee compensation against Community Bank are afforded a priority over the general unsecured claims against Community Bank, including federal funds and letters of credit.

ALLOWANCE FOR LOAN LOSSES

There are certain risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in our Northeastern Pennsylvania economy, risks inherent in dealing with individual borrowers, and, in the case of loans backed by collateral, the risks resulting from uncertainties about the future value of the collateral. As a result, we maintain an allowance for loan losses at a level believed adequate to absorb potential losses resulting from these risks.

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

We and Community Bank, like other bank holding companies and banks, are required to maintain Tier I and Total Capital, the sum of Tier I and Tier II capital, less certain deductions, equal to at least 4.0 percent and 8.0 percent of their total risk-adjusted assets, including certain off-balance sheet items, such as unused lending commitments and standby letters of credit. At December 31, 2000, we met both requirements, with Tier I and Total Capital equal to 14.1 percent and 15.3 percent of total risk-adjusted assets. Community Bank also met both requirements at December 31, 2000, with Tier I and Total Capital equal to 13.5 percent and 14.7 percent of total risk-adjusted assets.

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

The Federal Reserve Board also requires bank holding companies and banks to maintain a minimum Leverage ratio, Tier I capital to adjusted total assets, of 3.0 percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3.0 percent plus an additional cushion of at least 1.0 to 2.0 percentage points if the bank holding company does not meet these requirements. At December 31, 2000, our Leverage ratio was 8.7 percent and Community Bank's Leverage ratio was
8.3 percent.

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

Failure to meet capital requirements could subject us and Community Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, and requires federal bank regulatory agencies to implement systems for prompt corrective action for insured banks that do not meet minimum capital requirements based on these categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits, on "pass-through" insurance coverage for certain of its accounts and on certain other aspects of its operations. FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank is subject to regulatory monitoring and may be required to divest itself of or liquidate subsidiaries. Holding companies of the institutions may be required to divest themselves of the institutions or divest themselves of or liquidate other affiliates. An undercapitalized bank must develop a capital restoration plan, and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5.0 percent of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.

Rules adopted by the Federal Reserve Board under FDICIA provide that a state member bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of 10.0 percent or greater, a Tier I risk-based capital ratio of 6.0 percent or greater, and a Leverage ratio of 5.0 percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2000, Community Bank was well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Federal Reserve Board's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2000, Community Bank held no brokered deposits.

DIVIDEND RESTRICTIONS

We are a legal entity separate and distinct from Community Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if the payment would render us insolvent. Our revenues primarily consist of dividends paid by Community Bank. Various federal and state statutory provisions limit the amount of dividends Community Bank can pay to us without regulatory approval. Under Pennsylvania law, Community Bank may declare and pay dividends to us only out of accumulated net earnings and as long as the surplus of Community Bank would not be reduced below its stated paid-in capital. At December 31, 2000, approximately $2.6 million was available for payment of dividends to us.


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

The annual insurance premiums on bank deposits insured by the BIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time. Community Bank paid no BIF insurance premium in 2000.

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF, in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits, to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective for the fourth quarter 2000 at approximately $0.0202 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 2000, Community Bank paid FICO assessments of $73,773.

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

PERMITTED NONBANKING ACTIVITIES

The Federal Reserve Board permits us or our subsidiary to engage in nonbanking activities that are so closely related to banking or managing or controlling banks as to be a proper incident thereto. For a discussion of other activities that are financial in nature in which we can engage, see the caption that follows entitled "Financial Services Modernization."

The Federal Reserve Board requires us to serve as a source of financial and managerial strength to Community Bank and not to conduct our operations in an unsafe and unsound manner. Whenever the Federal Reserve Board believes an activity that we perform or our control of a nonbank subsidiary, other than a nonbank subsidiary of Community Bank, constitutes a serious risk to the financial safety, soundness, or stability of Community Bank and is inconsistent with sound banking principles or the purposes of the federal banking laws, the Federal Reserve Board may require us to terminate that activity or to terminate control of that subsidiary. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

    - Servicing Activities. Furnishing services for, establishing or acquiring a company that engages solely in servicing activities for:

       - us or Community Bank in connection with activities authorized by law, such as commitments entered into by any subsidiary with third parties as long as we or our servicing company comply with published guidelines and do not act as a principal in dealing with third parties.

       -  the internal operations of Community Bank, such as:

          -  accounting, auditing and appraising;
          -  advertising and public relations;
          - data processing and transmission services, data bases or facilities;
          -  personnel services;
          -  courier services;
          - holding or operating property used by our subsidiaries or for their future use;
          - liquidating property acquired from Community Bank; and selling, purchasing or underwriting insurance, such as blanket bond insurance, group insurance for employees and property and casualty insurance.

    - Safe deposit business. Conduct a safe deposit business or acquire voting securities of a company that conducts such business.

    - Securities or property representing five percent or less of any company. Acquiring five percent or less of the outstanding voting securities of any company regardless of that company's activities.

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

    - Activities related to extending credit. Any activity usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit, as determined by the Federal Reserve Board. The Federal Reserve Board has determined that the following activities are usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit:

       - Real estate and personal property appraising. Performing appraisals of real estate and tangible and intangible personal property, including securities.

       - Arranging commercial real estate equity financing. Acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors, if the bank holding company and its affiliates do not have an interest in, or participate in managing or developing, a real estate project for which it arranges equity financing, and do not promote or sponsor the development of the property.

       - Check-guaranty services. Authorizing a subscribing merchant to accept personal checks tendered by the merchant's customers in payment for goods and services, and purchasing from the merchant validly authorized checks that are subsequently dishonored.

       - Collection agency services. Collecting overdue accounts receivable, either retail or commercial.

       - Credit bureau services. Maintaining information related to the credit history of consumers and providing the information to a credit grantor who is considering a borrower's application for credit or who has extended credit to the borrower.

       - Asset management, servicing, and collection activities. Engaging under contract with a third party in asset management, servicing, and collection of assets of a type that an insured depository institution may originate and own, if the company does not engage in real property management or real estate brokerage services as part of these services.

       - Acquiring debt in default. Acquiring debt that is in default at the time of acquisition under certain conditions.

       - Real estate settlement servicing. Providing real estate settlement services.

    - Leasing personal or real property. Leasing personal or real property or acting as agent, broker, or advisor in leasing such property under certain conditions.

    -  Operating nonbank depository institutions:

       - Industrial banking. Owning, controlling, or operating an industrial bank, Morris Plan bank, or industrial loan company, so long as the institution is not a bank, or

       - Operating a savings association. Owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities, lending, and other activities that are permissible for bank holding companies.

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

    - Financial and investment advisory activities. Acting as investment or financial advisor to any person, including, without, in any way, limiting the foregoing:

       - Serving as investment adviser, as defined in section 2(a)(20) of the Investment Company Act of 1940, 15 U.S.C. 80a-2(a)(20), to an investment company registered under that act, including sponsoring, organizing, and managing a closed-end investment company,

       - Furnishing general economic information and advice, general economic statistical forecasting services, and industry studies,

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

       - Private placement services. Acting as an agent for the private placement of securities in accordance with the requirements of the Securities Act of 1933 ("1933 Act") and the rules of the SEC, if the company engaged in the activity does not purchase or repurchase for its own account the securities being placed, or held in inventory unsold portions of issues of these securities.

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

    -  Insurance agency and underwriting:

       - Credit insurance. Acting as principal, agent, or broker for insurance, including home mortgage redemption insurance, that is: (i) directly related to an extension of credit by the bank holding company or any of its subsidiaries; and (ii) limited to ensuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability or involuntary unemployment of the debtor.

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

For the purposes of the CRA regulations, Community Bank is deemed to be a large bank, based upon financial information as of December 31, 2000. Community Bank will be examined under the three-part test relating to lending, service and investment performance. Community Bank received an "outstanding" rating in its last CRA examination which was held on March 22, 1999. "Outstanding" is the highest CRA rating that a depository institution can receive.

CONCENTRATION

We are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers, the loss of any one or more of which would have a materially adverse effect on our financial condition.

FINANCIAL SERVICES MODERNIZATION

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley (the "GLB") Act which was, in general, effective on March 11, 2000. The GLB Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies and creates two new structures, financial holding companies and financial subsidiaries. We and Community Bank will be allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm. We would qualify to elect to become a financial holding company.
This election is made to the Federal Reserve Board. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity.

The GLB Act lists certain activities as financial in nature:

    -  Lending, investing or safeguarding money or securities,

    - Underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker,

    -  Providing financial or investment advice,

    - Issuing or selling interests in pools of assets that a bank could hold,

    -  Underwriting, dealing in or making markets in securities,

    - Engaging in any activity that the Federal Reserve Board found before the GLB Act to be related closely to banking, see the section in this report entitled "Permitted Nonbanking Activities,"

    - Engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the Federal Reserve Board determined before the GLB Act that the activity was usual in connection with banking or other financial operations internationally,

    - Merchant banking, acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: (i) the interests are not held by a depository institution; (ii) the interests are held by a securities affiliate or an investment advisory affiliate of an insurance company as part of underwriting, merchant or investment banking activity; (iii) the interests are held long enough to enable their sale in a manner consistent with the financial viability of such an activity; and (iv) we do not control the entity except to the extent necessary to obtain a reasonable return on the investment, or

    - Insurance portfolio investing, acquiring or controlling ownership interests in an entity engaged in impermissible activities, if:
       (i) the interests are not held by a depository institution; (ii) the interests are held by an insurance or annuity company; (iii) the interests represent investments made in the ordinary course of business in accordance with state law; and (iv) we do not control the entity except to the extent necessary to obtain a reasonable return on the investment.

The GLB Act instructs the Federal Reserve Board to adopt a regulation or order defining certain additional activities as financial in nature, to the extent they are consistent with the purposes of the GLB Act. These are:

    - Lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities,

    -  Providing any method of transferring financial assets, and

    - Arranging, effecting or facilitating financial transactions for third parties.

Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental to a financial activity if they meet specified criteria. The Federal Reserve Board is instructed to consider:
(i) the purposes of the GLB Act and the Bank Holding Company Act; (ii) changes in the market in which financial holding companies compete; (iii) changes in the technology used to deliver financial services; and (iv) whether the proposed activity is necessary or appropriate to allow a financial holding company and its affiliates to compete effectively, deliver services efficiently and offer services through the most advanced technological means available.

The GLB Act gives national banks authority to use "financial subsidiaries" to engage in financial activities. This authority has some limitations. Community Bank is a Pennsylvania commercial bank. Under Pennsylvania Law, there is currently parity with the permitted activities for national banks. Therefore, Community Bank is permitted to own a financial subsidiary to engage in financial activities. However, a financial subsidiary of Community Bank may not, as a principal:

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

PRIVACY

Title V of the GLB Act creates a minimum federal standard of privacy by limiting the instances which we and Community Bank may disclose nonpublic personal information about a consumer of our products or services to nonaffilitated third parties. A state, such as Pennsylvania, can impose a greater or more restrictive standard of privacy than the GLB Act. The GLB Act distinguishes "consumers" from "customers" for purposes of the notice requirements imposed by this Act. We are required to give a "consumer" a privacy notice only if we intend to disclose nonpublic personnel information about the consumer to a nonaffiliated third party. However, by contrast, we are required to give a "customer" a notice of our privacy policy at the time of the establishment of a customer relationship and then annually, thereafter during the continuation of the customer relationship.

The term consumer is different from the term customer. A consumer means an individual who obtains or has obtained a financial product or service from Community Bank that is to be primarily used for personal, family or household purposes or that of the individual's representative. A customer is an individual with a continuous relationship with Community Bank. The Federal Reserve Board issued proposed regulations effective November 13, 2000, however, compliance is optional until July 1, 2001, which give several examples of a consumer and customer relationship:

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

    - A customer has a continuing relationship with Community Bank if the customer:

       - Has a deposit, credit, trust or investment account with Community Bank,

       -  Purchases an insurance product from Community Bank,

       -  Holds an investment product through Community Bank,

       - Enters into an agreement or understanding with Community Bank whereby Community Bank undertakes to arrange or broker a home mortgage loan for the customer or consumer,

       - Has a loan that Community Bank services where Community Bank owns the servicing rights,

       -  Enters into a lease of personal property with Community Bank, or

       - Obtains financial, investment, or economic advisory services from Community Bank for a fee.

    - A person does not, however, have a continuing relationship with Community Bank and therefore is not a customer, if:

       - The person only obtains a financial product or service in an isolated transaction, such as withdrawing cash from Community Bank's ATM or purchasing a cashier's check or money order,

       - Community Bank sells the person's loan and does not retain the rights to service the loan, or

       - Community Bank sells the person airline tickets, travel insurance or travelers' checks in an isolated transaction.

In general, Community Bank cannot disclose to a nonaffiliated third party any nonpublic personal information of its customers and consumers unless Community Bank provides its customer and consumer with a notice that includes:

    -  Community Bank's policies and practices with regard to:

       - Disclosing nonpublic personal information to nonaffiliated third parties,

       - The categories of persons to whom the information is or may be disclosed, and

       -  The policy for disclosure to former customers.

    -  Categories of nonpublic information that are collected by Community
       Bank,

    - Community Bank's policies to protect the confidentiality and security of nonpublic personal information,

    - The disclosure, if required, under the Fair Credit Reporting Act, and

    - In addition, Community Bank must provide an opt out notice to each of its consumers and customers that explains accurately the right to opt out of any disclosure by Community Bank of the customer's or consumer's nonpublic personal information and the means by which the customer or consumer may exercise the opt out right.

The GLB Act sets forth a new requirement that this notice to a consumer or customer must be in clear and conspicuous or "plain English" language and presentation. The proposed regulations give several examples of the rules to follow in drafting these notices:

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

The GLB Act creates certain exceptions to the prohibition on disclosure of nonpublic personal information of customers. Some of these exceptions are:

    -  With the consent of the customer or consumer,

    - To effect, administer or enforce a transaction requested or authorized by the customer or consumer,

    - The servicing or processing of a financial product or service requested or authorized by the customer or consumer,

    - The maintaining or servicing of the customer's or consumer's account with Community Bank or with another entity as part of a private label credit card program,

    - Disclosure to persons holding a legal or beneficial interest relating to the customer or consumer or to persons acting in a fiduciary or representative capacity on behalf of the customer or consumer,

    - Providing information to insurance rate advisory organizations, guaranty funds or agencies, rating agencies, persons assessing Community Bank's compliance with industry standards and Community Bank's attorneys, accountants and auditors, and

    - Disclosure permitted under other laws, such as the Right to Financial Privacy Act, to law enforcement agencies or under local and state laws.

Community Bank cannot disclose an account number or similar form of access code for a credit card account, deposit account or transaction account of a customer to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the customer.

COMMUNITY BANK

Community Bank's legal headquarters is located at 125 North State Street, Clarks Summit, Lackawanna County, Pennsylvania 18411. Community Bank is a community bank that seeks to provide personal attention and professional financial assistance to its customers. Community Bank is a locally managed and oriented financial institution established to serve the needs of individuals and small and medium-sized businesses. Community Bank's business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently-applied credit policies.

MARKETING AREA

Community Bank's primary market area comprises Lackawanna, Susquehanna, Wayne and Wyoming counties located in the Northeast corner of the Commonwealth of Pennsylvania. The largest municipality in this market area is the City of Scranton with a population of approximately 72.7 thousand based upon 2000 census data. There are no Community Bank branches located within the City of Scranton. All of the branches are located outside of Scranton in rural or small-town settings. See Item 2 in this report for a description of the location of each branch office.

Community Bank competes with 17 commercial banks, three thrift institutions and 20 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers. Consumer, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

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

Our remaining banking centers are described as follows:


                                                                  Approximate
Location                                 Type of Ownership       Square Footage
-------------------------------------------------------------------------------
61 Church Street, Montrose, PA                 Owned                  3,500
-------------------------------------------------------------------------------
Route 106, Clifford, PA                        Owned                  1,300
-------------------------------------------------------------------------------
Route 6 West, Tunkhannock, PA                  Owned                  3,500
-------------------------------------------------------------------------------
Route 29, Eaton Township, PA                  Leased                  2,175
-------------------------------------------------------------------------------
Route 307, Lake Winola, PA                    Leased                  1,250
-------------------------------------------------------------------------------
Route 6, Eynon, PA                            Leased                  1,850
-------------------------------------------------------------------------------
97 College Avenue, Factoryville, PA            Owned                  1,850
-------------------------------------------------------------------------------
125 North State Street, Clarks Summit, PA      Owned                  3,860
-------------------------------------------------------------------------------
57 Main Street, Nicholson, PA                  Owned                  6,000
-------------------------------------------------------------------------------
1601 Main Street, Dickson City, PA             Owned                  5,330
-------------------------------------------------------------------------------
521 Main Street, Forest City, PA               Owned                  7,100
-------------------------------------------------------------------------------
347 Main Street, Simpson, PA                   Owned                  5,500
-------------------------------------------------------------------------------
37 Dundaff Street, Carbondale, PA              Owned                  4,300
-------------------------------------------------------------------------------
Lake Como Road, Lakewood, PA                  Leased                    900
-------------------------------------------------------------------------------


We consider our facilities to be suitable and adequate for our current and immediate future purposes.

ITEM 3.   LEGAL PROCEEDINGS

We, Community Bank and our subsidiaries are not parties to any legal proceedings that could have any significant effect upon our financial condition or operating results. In addition, we, Community Bank and our subsidiaries are not parties to any legal proceedings under federal and state environmental laws.

PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

We had 1,122 stockholders of record, including individual participants in security position listings, and 1,987,279 shares of common stock, par value of $0.33 per share, the only authorized class of common stock outstanding as of March 15, 2001. Our common stock trades on The NASDAQ Stock Market-Registered Trademark- as CommBcp under the symbol "CCBP." The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2000 and 1999 are summarized in the following table:


                                                               Dividends
2000:                   High                 Low               Declared
-------------------------------------------------------------------------
First quarter         $40.50              $33.25                $0.17
-------------------------------------------------------------------------
Second quarter         35.50               27.25                 0.17
-------------------------------------------------------------------------
Third quarter          27.50               25.13                 0.18
-------------------------------------------------------------------------
Fourth quarter        $30.75              $25.38                $0.18
-------------------------------------------------------------------------

                                                               Dividends
1999:                   High                 Low               Declared
------------------------------------------------------------------------

First quarter         $28.00              $25.50                $0.13
------------------------------------------------------------------------
Second quarter         32.00               24.00                 0.13
------------------------------------------------------------------------
Third quarter          42.00               30.00                 0.15
------------------------------------------------------------------------
Fourth quarter        $40.50              $37.25                $0.16
------------------------------------------------------------------------


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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

DIRECTORS

At December 31, 2000, we had thirteen directors. Our directors are elected at each annual meeting of stockholders for a one-year term and until their successors are elected and qualified.

The following information is presented for each of our current directors, all of who have been nominated to become a director at our 2001 Annual Stockholders Meeting.

                       AGE AS OF                                                  DIRECTOR
NAME               MARCH 15, 2001    PRINCIPAL OCCUPATION FOR PAST FIVE YEARS       SINCE
------------------------------------------------------------------------------------------
David L. Baker           55          Senior Vice President of Community Bank,       1988
                                     President and Chief Executive Officer of
                                     Comm Bancorp, Inc. and Community Bank from
                                     1996 to 2000.
------------------------------------------------------------------------------------------
Thomas M. Chesnick       66          Retired. Vice President of Community Bank      2000
                                     from 1996 to 1999.
------------------------------------------------------------------------------------------
William F. Farber, Sr.   63          Retired. President of Farber's Restaurants     1983
                                     from 1996 to 1998.
------------------------------------------------------------------------------------------
Judd B. Fitze            49          Partner in Farr, Davis & Fitze, a law firm.    1995
------------------------------------------------------------------------------------------
John P. Kameen           59          Publisher of The Forest City News.             1983
                                                  --------------------
------------------------------------------------------------------------------------------
William A. Kerl          64          President of Carbondale Concrete Company,      2000
                                     Inc. and Kerl Coal, Oil & Trucking Company,
                                     Inc.
------------------------------------------------------------------------------------------
Erwin T. Kost            57          President of Kost Tire Distributors, Inc.      1997
------------------------------------------------------------------------------------------
William B. Lopatofsky    69          Retired.                                       1983
------------------------------------------------------------------------------------------
Robert A. Mazzoni        52          Partner in Mazzoni & Karam, a law firm.        2000
------------------------------------------------------------------------------------------
J. Robert McDonnell      65          Owner of McDonnell's Restaurant.               1983
------------------------------------------------------------------------------------------
Joseph P. Moore, III(1)  49          President of J.J. Motors, Inc.                 2000
------------------------------------------------------------------------------------------
Theodore W. Porosky      53          Owner of Porosky Lumber Company.               1997
------------------------------------------------------------------------------------------
Eric G. Stephens         49          Auto Dealer, H.L. Stephens & Son,              1988
                                     an automobile dealership.
------------------------------------------------------------------------------------------
(1)  A son of Joseph P. Moore, Jr., who is a director of Community Bank and owns beneficially more than five percent of our common stock.


PRINCIPAL OFFICERS

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report.

The following information is presented for our principal officers:


                                                                   AGE AS OF
NAME AND POSITION               HELD SINCE   EMPLOYEE SINCE      MARCH 15, 2001
-------------------------------------------------------------------------------
William R. Boyle                   2001          2001(1)                41
Senior Vice President and
Chief Credit Officer
-------------------------------------------------------------------------------
William F. Farber, Sr.             1983           (3)                   63
Chairman, Acting President
and Chief Executive Officer(2)
-------------------------------------------------------------------------------
John P. Kameen                     1996           (3)                   59
Secretary
-------------------------------------------------------------------------------
J. Robert McDonnell                1983           (3)                   65
Vice President
-------------------------------------------------------------------------------
Scott A. Seasock                   1989          1989                   43
Senior Vice President and
Chief Financial Officer
-------------------------------------------------------------------------------
Thomas E. Sheridan                 1989          1985                   44
Senior Vice President and
Chief Operations Officer
-------------------------------------------------------------------------------
(1)  An employee of Community Bank since 1984 as Vice President.
(2)  Chairman since 1983, Acting President and Chief Executive Officer since 2001.
(3)  Not our employee or an employee of Community Bank.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers and directors and "beneficial owners" of more than 10.0 percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Stock Market-Registered Trademark- pursuant to Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2000.

ITEM 11. EXECUTIVE COMPENSATION

This section of the report contains a chart that shows the amount of compensation earned by our executive officers whose salary and bonus exceeded $100,000. It also contains the performance graph comparing our performance relative to a peer group and the report of our executive compensation committee explaining the compensation philosophy for our most highly paid officers.

                       SUMMARY COMPENSATION TABLE



                                                                     LONG-TERM COMPENSATION
                                                                 ------------------------------------------
                                   ANNUAL COMPENSATION              AWARDS            PAYOUTS
-----------------------------------------------------------------------------------------------------------
                                                OTHER ANNUAL               RESTRICTED   LTIP     ALL OTHER
                                SALARY   BONUS  COMPENSATION     OPTIONS    STOCK     PAYOUTS  COMPENSATION
NAME AND POSITION         YEAR   ($)      ($)       ($)(1)          (#)       (#)         ($)        ($)
-----------------------------------------------------------------------------------------------------------
David L. Baker            2000  143,975  19,400     3,315         -0-        -0-        -0-        -0-
President and             1999  116,649  19,400     2,179         -0-        -0-        -0-        -0-
Chief Executive Officer   1998  116,151  19,400     3,245         -0-        -0-        -0-        -0-
-----------------------------------------------------------------------------------------------------------
Scott A. Seasock          2000   97,496  11,400     2,589         -0-        -0-        -0-        -0-
Senior Vice               1999   94,345  11,400     1,696         -0-        -0-        -0-        -0-
President and             1998   92,486  11,400     2,453         -0-        -0-        -0-        -0-
Chief Financial
Officer
-----------------------------------------------------------------------------------------------------------
Thomas E. Sheridan        2000   94,041  11,400     2,524         -0-        -0-        -0-        -0-
Senior Vice               1999   85,817  11,400     1,558         -0-        -0-        -0-        -0-
President and             1998   74,137  11,400     2,592         -0-        -0-        -0-        -0-
Chief Operations
Officer
-----------------------------------------------------------------------------------------------------------

(1) Represents the contribution Community Bank made on behalf of Mr. Baker, Mr. Seasock and Mr. Sheridan pursuant to the profit sharing plan.  Aggregate perquisites and other personal benefits were less than 10.0 percent of the salary and bonus reported, and therefore, need not be presented.


Executive officer compensation is determined by the Executive Compensation Committee of Community Bank's Board of Directors. Salaries and bonuses for the executive officers are reviewed annually. All executive compensation is paid by Community Bank to the applicable executive.

EXECUTIVE COMPENSATION COMMITTEE REPORT

The Board of Directors is responsible for the governance of us, Community Bank and our subsidiaries. In fulfilling its fiduciary duties, the Board of Directors acts in the best interests of our stockholders, customers and communities. To accomplish our strategic goals and objectives, the Board of Directors engages competent persons who undertake to accomplish these objectives with integrity and in a cost-effective manner. The compensation of these individuals is part of the Board of Directors' fulfillment of its duties to accomplish our strategic mission. Community Bank provides compensation to our employees and those of Community Bank and our subsidiaries.

The fundamental philosophy of the compensation program is to offer competitive compensation opportunities for all employees based on the individual's contribution and personal performance. The objective of the Executive Compensation Committee is to establish a fair compensation policy to govern executive officers' base salaries and incentive plans to attract and motivate competent, dedicated and ambitious managers whose efforts will enhance our products and services, the results of which will be improved profitability, increased dividends to our stockholders and subsequent appreciation in the market value of our stock.

The compensation of top executives is reviewed and approved annually by the Board of Directors. The top executives whose compensation is determined by this committee include the Chief Executive Officer and all other executive management. As a guideline for review in determining base salaries, this committee uses information comprised from a Pennsylvania bank peer group. This bank peer group is different from the peer group utilized for the performance chart. Pennsylvania peer group banks have been utilized because of common industry issues and competition for the same executive talent group.

EXECUTIVE COMPENSATION

The Board of Directors has determined that the 2000 compensation for the President and Chief Executive Officer of $163,375, the Senior Vice President and Chief Financial Officer of $108,896 and the Senior Vice President and Chief Operations Officer of $105,441 were appropriate in light of our 2000 performance accomplishments. There is no direct correlation, however, between such compensation and our performance, nor is there any weight given by the Executive Compensation Committee to any specific individual criteria. Such 2000 compensation was based on the Executive Compensation Committee's subjective determination after review of all information that it deemed relevant.

EXECUTIVE OFFICERS

Compensation for executive officers is determined by the Executive Compensation Committee based on its subjective analysis of the individual's contribution to our strategic goals and objectives. In determining whether strategic goals have been achieved, the Board of Directors considers our performance as measured by, among numerous other factors, the following:
(i) earnings; (ii) revenues; (iii) return on assets; (iv) return on equity;
(v) market share; (vi) total assets; and (vii) nonperforming loans. Although the performance and increases in compensation are measured in light of these factors, there is no direct correlation between any specific criterion and the employees compensation, nor is there any specific weight provided to any such criteria in this committee's analysis. The determination by this committee is subjective after review of all information, including the above, it deems relevant.

Total compensation opportunities available to employees are influenced by general labor market conditions, the specific responsibilities of the individual and the individual's contributions to our success. Individuals are reviewed annually on a calendar year basis. We strive to offer compensation that is competitive with that offered by employers of comparable size in the banking industry. Through these compensation policies, we strive to meet our strategic goals and objectives to our constituencies and provide compensation that is fair and meaningful to our employees.

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

                Years of Service                Vested Interest
                ----------------                ---------------
                  Less than 1                         0%
                       1                             10%
                       2                             20%
                       3                             30%
                       4                             40%
                       5                             60%
                       6                             80%
                   7 or more                        100%

A participant is always one hundred percent (100%) vested in pension plan transferred balances.

During 2000, $88,370 was allocated among the participants' accounts for the plan. The amount contributed by Community Bank in 2000 to the plan for Mr. Baker was $3,315 and Mr. Seasock was $2,589 and Mr. Sheridan was $2,524. Both Messrs. Baker and Seasock have fourteen (14) years of credited service under the plan. Mr. Sheridan has sixteen (16) years of credited service under the plan.

CHANGE IN CONTROL AGREEMENTS

In 1998, we entered into agreements with David L. Baker, President and Chief Executive Officer, Scott A. Seasock, Senior Vice President and Chief Financial Officer, and Thomas E. Sheridan, Senior Vice President and Chief Operations Officer, to provide these key officers with a reasonable degree of financial security after the occurrence of a change in control. On December 29, 2000, we terminated the Change in Control Agreement with Mr. Baker. As of such date, Mr. Baker has no further claims under or interest in, the former agreement.

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


FIVE-YEAR PERFORMANCE GRAPH

The following line graph comparing the cumulative total stockholder return on our common stock, based on the market price change and assuming reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Stock Market-Registered Trademark- (US Companies) and the index for Mid-Atlantic Bank Stocks (Delaware, Maryland, New Jersey, New York, Pennsylvania and Washington, D.C. Companies) during the five-year period ended December 31, 2000. The stockholder return shown on the graph and table below is not necessarily indicative of future performance. Our common stock began trading on The NASDAQ Stock Market-Registered Trademark-under the symbol "CCBP" on June 17, 1996. Prior to that date, our common stock was quoted on the Over-the-Counter Electronic Bulletin Board Interdealer System.



























                                                           1995     1996     1997     1998     1999     2000
                                                          -----    -----    -----    -----    -----    -----
---------  Comm Bancorp, Inc............................. 100.0    189.9    263.0    212.5    300.7    236.8
           Total Returns Index for
-- - - --  The NASDAQ Stock Market-Registered Trademark-
            (US Companies)............................... 100.0    123.0    150.7    212.5    394.9    237.6
---------  Total Returns Index for
           Mid-Atlantic Bank Stocks...................... 100.0    143.5    203.9    226.1    287.3    352.0

NOTES:
A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indices are reweighed daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/95.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This section describes how much stock our directors, nominees for director and executive officers own. It also describes the persons or entities that own more than 5.0 percent of our voting stock.

STOCK OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

This table indicates the number of shares of our common stock owned by the directors and executive officers as of March 15, 2001. The aggregate number of shares owned by all directors and executive officers is 18.38 percent. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.


                                           AMOUNT AND NATURE OF
NAME OF INDIVIDUAL OR IDENTITY OF GROUP   BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS
------------------------------------------------------------------------------------
David L. Baker                                 14,484.310                  ---
------------------------------------------------------------------------------------
William R. Boyle(2)                             1,308.871                  ---
------------------------------------------------------------------------------------
Thomas M. Chesnick                             26,414.160                 1.33%
------------------------------------------------------------------------------------
William F. Farber, Sr.                        184,020.000                 9.26%
------------------------------------------------------------------------------------
Judd B. Fitze                                  12,945.804                  ---
------------------------------------------------------------------------------------
John P. Kameen                                 20,467.842                 1.03%
------------------------------------------------------------------------------------
William A. Kerl                                13,110.760                  ---
------------------------------------------------------------------------------------
Erwin T. Kost                                  10,079.000                  ---
------------------------------------------------------------------------------------
William B. Lopatofsky                          26,730.000                 1.35%
------------------------------------------------------------------------------------
Robert A. Mazzoni                                 100.000                  ---
------------------------------------------------------------------------------------
J. Robert McDonnell                            32,544.000                 1.64%
------------------------------------------------------------------------------------
Joseph P. Moore, III                              100.000                  ---
------------------------------------------------------------------------------------
Theodore W. Porosky                             3,782.904                  ---
------------------------------------------------------------------------------------
Scott A. Seasock(2)                             4,740.768                  ---
------------------------------------------------------------------------------------
Thomas E. Sheridan(2)                           6,378.865                  ---
------------------------------------------------------------------------------------
Eric G. Stephens                                8,146.701                  ---
------------------------------------------------------------------------------------
All Directors and Officers as a group
(13 Directors, 7 Officers, 16 persons
 in total)                                    365,353.985                18.38%
------------------------------------------------------------------------------------
(1)  Includes shares held (i) directly; (ii) jointly with spouse; (iii) by spouse; (iv) jointly with various relatives; (v) by the transfer agent in our dividend reinvestment account; and (vi) in various trusts.
(2)  Executive Officer, not a director.


VOTING STOCK OWNED BY "BENEFICIAL OWNER"

The following are the persons or entities known by us to own beneficially more than 5.0 percent of our common stock as of March 15, 2001.


NAME AND ADDRESS           NUMBER OF SHARES(1)             PERCENT OF CLASS
-----------------------------------------------------------------------------
Joseph P. Moore, Jr.          189,935.00                         9.56%
400 Williamson Road
Gladwyne, PA 19035
-----------------------------------------------------------------------------
William F. Farber, Sr.        184,020.000                        9.26%
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

The total consolidated loans made by Community Bank at December 31, 2000, to our directors and officers as a group, members of their immediate families and companies in which they have a 10.0 percent or more ownership interest was $2.5 million or 6.9 percent of our total consolidated capital accounts. The largest amount for all of these loans in 2000 was $4.1 million or 11.0 percent of our total consolidated capital accounts. During 2000, advances and repayments on these loans were $1.5 million and $3.1 million. These loans did not involve more than the normal risk of collectibility nor did they present any other unfavorable features.

From time to time, we engage Judd B. Fitze to represent us as our attorney. Mr. Fitze is a director of us and Community Bank. Mr. Fitze received $6,000 in 2000 for his legal services on our behalf.

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

(b) Reports on Form 8-K:

We filed no current reports on Form 8-K during the quarter ended December 31, 2000.

(c) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation SK                         Description of Exhibit
--------------------------                        ----------------------
            2                                              None.
            3                                              None.
            4                                              None.
            9                                              None.
           10                                              None.
           11                                              None.
           12                                              None.
           13                                     Portions of the Annual Report
                                                  to Stockholders for Fiscal
                                                  Year Ended December 31, 2000.
           16                                              None.
           18                                              None.
           21                                     List of Subsidiaries.
           22                                              None.
           23                                              None.
           24                                              None.
           99                                              None.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.
(Registrant)


BY:/s/ William F. Farber, Sr.                         March 21, 2001
   -----------------------------------                      --
   William F. Farber, Sr.,
   Chairman of the Board
   Acting President and Chief Executive Officer
   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                    Date

/s/ David L. Baker                                     March 21, 2001
--------------------------------------                       --
David L. Baker, Director


/s/ Thomas M. Chesnick                                 March 21, 2001
--------------------------------------                       --
Thomas M. Chesnick, Director


/s/ William F. Farber, Sr.                             March 21, 2001
--------------------------------------                       --
William F. Farber, Sr.,
Chairman of the Board/Acting President
and Chief Executive Officer/Director
(Principal Executive Officer)


/s/ Judd B. Fitze                                      March 21, 2001
--------------------------------------                       --
Judd B. Fitze, Director


/s/ Stephanie A. Ganz                                  March 21, 2001
--------------------------------------                       --
Stephanie A. Ganz,
Vice President of Finance
(Principal Accounting Officer)


/s/ John P. Kameen                                     March 21, 2001
--------------------------------------                       --
John P. Kameen, Director


/s/ William A. Kerl                                    March 21, 2001
--------------------------------------                       --
William A. Kerl, Director


/s/ Erwin T. Kost                                      March 21, 2001
--------------------------------------                       --
Erwin T. Kost, Director


/s/ William B. Lopatofsky                              March 21, 2001
--------------------------------------                       --
William B. Lopatofsky, Director


/s/ Robert A. Mazzoni                                  March 21, 2001
--------------------------------------                       --
Robert A. Mazzoni, Director


/s/ J. Robert McDonnell                                March 21, 2001
--------------------------------------                       --
J. Robert McDonnell,
Vice President/Director


/s/ Joseph P. Moore, III                               March 21, 2001
--------------------------------------                       --
Joseph P. Moore, III, Director


/s/ Theodore W. Porosky                                March 21, 2001
--------------------------------------                       --
Theodore W. Porosky, Director


/s/ Scott A. Seasock                                   March 21, 2001
--------------------------------------                       --
Scott A. Seasock, Chief Financial
Officer (Principal Financial Officer)


/s/ Eric G. Stephens                                   March 21, 2001
--------------------------------------                       --
Eric G. Stephens, Director




                                  EXHIBIT INDEX

ITEM NUMBER         DESCRIPTION                                 PAGE
-----------         -----------                                 ----

    13              Portions of the Annual Report to
                    Stockholders for Fiscal Year Ended
                    December 31, 2000                             44

    21              List of Subsidiaries of the Company          189



Comm Bancorp, Inc.
CONTENTS
        ------------------------------------------------------------------

INTRODUCTION

 46  President's Message to Stockholders

 48  Consolidated Selected Financial Data


MANAGEMENT'S DISCUSSION AND ANALYSIS

 49  Forward-Looking Discussion

 50  Operating Environment

 58  Review of Financial Position

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

127  Consolidated Statements of Changes in
     Stockholders' Equity

128  Consolidated Statements of Cash Flows


NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

129  Summary of significant accounting policies

145  Cash and due from banks

146  Investment securities

148 Loans, nonperforming assets and allowance for loan losses

151 Commitments, concentrations and contingent liabilities

152  Premises and equipment, net

153  Other assets

154  Deposits

155  Short-term borrowings

156  Long-term debt

157  Fair value of financial instruments

157  Employee benefit plans

157  Income taxes

160  Parent Company financial statements

161  Regulatory matters

166  Summary of quarterly financial information
     (unaudited)


MANAGEMENT'S DISCUSSION AND ANALYSIS 1999
VERSUS 1998

167  Operating Environment

169  Review of Financial Position

179  Review of Financial Performance


DIRECTORS AND OFFICERS

183  Boards of Directors and Corporate Officers


OTHER INFORMATION

187  Locations

188  Stockholder Information



COMM BANCORP, INC.
PRESIDENT'S MESSAGE TO STOCKHOLDERS
                                   -----------------------------------------

During the past year, we made great strides in laying a solid foundation for a strategic plan that will provide your Company with the competitive edge, which is vital for success in this fast-paced, demanding century. We have expanded our delivery system, initiated new product offerings and enhanced our existing services.

I am pleased to report that we experienced solid growth in our traditional product lines during 2000. Average loans and deposits grew 12% and 4% over the prior year. Other financial highlights included improvements in fee income of 25%, dividends per share declared of 23% and asset quality of 42% over last year.

Our commercial relationships flourished this year as a result of the changes to our delivery system. In 1999, we added community banking offices in areas with a higher concentration of business activity. Not only have we increased the volume of commercial loans in our portfolio, but we have garnered comprehensive banking relationships by removing the logistical constraints that had limited our ability to service them.

As a result of the higher concentration of business accounts, we have restructured the loan department to enhance the administration of this area and improve the quality of the existing portfolio. A Chief Credit Officer has been appointed, and the loan department has been broken into functional areas that are staffed by personnel who were redirected from other areas of the bank. Additional professional resources have been added in critical areas. We have enhanced the loan policy and are in the process of strengthening our procedures, as well as centralizing loan documentation and computerizing loan files. In 2001, we will explore other possible expansion locations by analyzing the potential costs and benefits of each site in relation to our financial position and performance.

The establishment of Comm Financial Services Corporation in the fourth quarter was another strong statement of our commitment. By expanding our operations into new non-traditional financial products and services insurances, allied lines, stocks and bonds, mutual funds, annuities, pension plans and IRAs we expect Comm Financial to further existing customer relationships, in addition to creating new affiliations. We anticipate an improvement to our profitability as this subsidiary grows.

With the advance of e-commerce and the certainty of time constraints on our customers, we believed it is essential to provide them with an Internet service that will streamline their banking needs. In the first quarter of 2001, we implemented Klick-sm- Banking, which was in the planning and development stages throughout this past year. Customers will be able to perform balance transfers, pay bills, view images of canceled checks, trade securities and shop on-line twenty-four hours a day, seven days a week from the comfort and convenience of their home or office.

As we focus on providing our customers with a wide array of products and services, we must never underestimate the value of superior service. In an effort to ensure client satisfaction, we recently introduced a new company-wide sales and service program that challenges employees to provide the best service possible to our customers. They are trained to obtain an understanding of each customer's specific financial needs and coordinate our products and services to best meet those needs.

Furthermore, in an effort to strengthen relationships in our business communities, we have implemented a series of luncheon forums for area business people. Through this outreach, we hope to raise awareness of our bank and its specific products and service offerings.

In closing, I must commend all of our personnel for their efforts and dedication that continue to heighten our success and make our growth possible. Together we have positioned Comm Bancorp, Inc. as a leader in and a vital member of our communities. Great plans are in place, and we have great people to implement them. The future is ours.

Sincerely,


/s/ William F. Farber, Sr.
--------------------------
William F. Farber, Sr.
Chairman of the Board,
Acting President and Chief Executive Officer








COMM BANCORP, INC.
CONSOLIDATED SELECTED FINANCIAL DATA
                                    ------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31                                       2000       1999       1998       1997      1996
------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF FINANCIAL PERFORMANCE:
Interest income......................................... $ 29,583   $ 27,812   $ 27,224   $ 26,142  $ 25,059
Interest expense........................................   15,212     14,022     13,960     14,068    13,550
                                                         --------   --------   --------   --------  --------
  Net interest income...................................   14,371     13,790     13,264     12,074    11,509
Provision for loan losses...............................      420        535        855        360       300
                                                         --------   --------   --------   --------  --------
  Net interest income after provision for loan losses...   13,951     13,255     12,409     11,714    11,209
Noninterest income......................................    2,457      2,112      2,673      1,776     1,387
Noninterest expense.....................................   11,069      9,429      9,364      7,956     7,383
                                                         --------   --------   --------   --------  --------
  Income before income taxes............................    5,339      5,938      5,718      5,534     5,213
Provision for income tax expense........................    1,139      1,338      1,218      1,134     1,013
                                                         --------   --------   --------   --------  --------
  Net income............................................ $  4,200   $  4,600   $  4,500   $  4,400  $  4,200
                                                         ========   ========   ========   ========  ========

CONDENSED STATEMENTS OF FINANCIAL POSITION:
Investment securities................................... $ 71,246   $105,630   $109,626   $105,666  $101,994
Net loans...............................................  294,245    273,051    244,090    246,429   231,859
Other assets............................................   54,249     28,431     34,535     29,716    20,959
                                                         --------   --------   --------   --------  --------
  Total assets.......................................... $419,740   $407,112   $388,251   $381,811  $354,812
                                                         ========   ========   ========   ========  ========
Deposits................................................ $378,721   $362,483   $344,253   $332,381  $320,456
Short-term borrowings...................................               5,500                 9,575
Long-term debt..........................................       36         39         41         44        46
Other liabilities.......................................    3,365      3,615      4,223      3,709     3,054
Stockholders' equity....................................   37,618     35,475     39,734     36,102    31,256
                                                         --------   --------   --------   --------  --------
  Total liabilities and stockholders' equity............ $419,740   $407,112   $388,251   $381,811  $354,812
                                                         ========   ========   ========   ========  ========

PER SHARE DATA:
Net income.............................................. $   2.11   $   2.17   $   2.04   $   2.00  $   1.91
Cash dividends declared.................................     0.70       0.57       0.37       0.30      0.28
Stockholders' equity.................................... $  18.95   $  17.43   $  18.00   $  16.39  $  14.21
Cash dividends declared as a percentage of net income...    33.21%     26.00%     18.14%     14.98%    14.83%
Average common shares outstanding....................... 1,995,834  2,125,164  2,205,545  2,200,960 2,200,080

SELECTED RATIOS (BASED ON AVERAGE BALANCES):
Net income as a percentage of total assets..............     1.03%      1.16%      1.19%      1.22%     1.21%
Net income as a percentage of stockholders' equity......    11.72      12.02      11.71      13.40     14.57
Stockholders' equity as a percentage of total assets....     8.81       9.66      10.18       9.14      8.30
Tier I capital as a percentage of adjusted total assets.     8.71       8.60       9.46       8.74      8.46
Net interest income as a percentage of earning assets...     4.04       4.01       4.06       3.87      3.79
Loans, net, as a percentage of deposits.................    79.17%     73.20%     73.88%     75.02%    69.83%

SELECTED RATIOS AND DATA (BASED ON PERIOD END BALANCES):
Tier I capital as a percentage of risk-adjusted assets..    14.08%     14.60%     17.69%     15.95%    15.72%
Total capital as a percentage of risk-adjusted assets...    15.33      15.86      18.94      17.20     16.98
Allowance for loan losses as a percentage of loans, net.     1.10%      1.37%      1.63%      1.52%     1.67%
Full-time equivalent employees..........................      169        167        161        161       149
Locations...............................................       14         14         12         12        10






Note: Average balances were calculated using average daily balances.  Average balances for loans include nonaccrual loans.  Tax-equivalent adjustments were calculated using the prevailing statutory rate of 34.0 percent.


COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANAYLSIS
                                    ------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Management's Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements beginning on page 124 and Management's Discussion and Analysis 1999 versus 1998 beginning on page 167.

FORWARD-LOOKING DISCUSSION:

Certain statements in this Form 10-K are forward-looking statements that involve numerous risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:

Local, domestic and international economic and political conditions and government monetary and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond our control may also adversely affect our future results of operations. Our management team, consisting of the Board of Directors and executive officers, expects that no particular factor will affect the results of operations. Downward trends in areas such as real estate, construction and consumer spending may adversely impact our ability to maintain or increase profitability. Therefore, we cannot assure the continuation of our current rates of income and growth.

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

To a certain extent, our success depends upon the general economic conditions in the geographic market area that we serve. Although we expect economic conditions in our market area to remain favorable, assurance cannot be given that these conditions will continue. Adverse changes to economic conditions would likely impair loan collections and may have a materially adverse effect on the consolidated results of operations and financial position.

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

OPERATING ENVIRONMENT:

The economy in the year 2000 was marked by change. Significant increases in annual rates of the Gross Domestic Product ("GDP"), consumer spending and business investment did not paint an accurate picture of the United States economy in 2000. The longest economic expansion on record continued well into the first half of 2000. At the beginning of the third quarter tentative signs of an economic slowdown emerged. In the fourth quarter these signs became even more pronounced. Higher energy prices squeezed business profits and eroded disposable personal income. In addition, inflated equity prices slumped, causing a substantial cut in household net worth and discouraging the initial offering of new shares by businesses. Both business and consumer spending, which had been high in recent years, flattened in the fourth quarter. Due to the decline in consumer demand, manufacturers lowered production to counter inventory buildups. Rising concern about slower growth and potential layoffs resulted in a sharp deterioration of consumer confidence. By the end of 2000, the slowdown was becoming more pronounced. Economists and analysts even started to voice concerns over a possible recession.

As previously mentioned, the economy continued growing at a rapid pace in the first and second quarters of 2000. In addition, inflationary pressures, spurred by an extremely tight labor market, continued to persist. In efforts to slow the heated economy and counter rising inflation, the Federal Open Market Committee ("FOMC") raised the federal funds rate by a total of one percent in the first half of the year, from 5.50 percent to
6.50 percent. The increase came in the form of two 25 basis point increments on February 3 and March 22, and a 50 basis point move on May 18, 2000. The FOMC declined to raise rates during the remainder of the year as accumulated evidence continued to suggest a slowdown. At the end of 2000, the growth moderation gave way to weakness. Further data emerged, shortly after the December meeting of the FOMC, indicating a marked weakening. Both business investment and retail sales over the holiday season were sharply lower than expected. A halt in manufacturing, in response to inventory buildups, forced business short-term profit projections downward. Equity prices plummeted and took consumer confidence with them. Based on these developments, the FOMC called a special telephone conference on January 3, 2001, and cut the federal funds rate 50 basis points to 6.00 percent. Although financial conditions picked up after the easing, the effects were short-lived as a definite weakness set in. The FOMC cut rates again by 50 basis points on January 30, 2001.

In 2000, GDP, the total of goods and services produced within the United States, expanded 5.0 percent, the strongest pace since 1984 and followed strong growth of 4.2 percent in 1999 and 4.4 percent 1998. However, the strong annual pace was not indicative of the problems plaguing the economy at year-end. GDP rose at annual rates of only 2.2 percent in the third quarter and 1.1 percent in the fourth quarter, after expanding at a 5.9 percent annual rate in the first half of 2000. The fourth quarter pace was the weakest performance since the second quarter of 1995. The downturn in GDP resulted from a similar slowdown in consumer and business spending. Consumers, feeling financial pressures from rising energy costs and an ailing stock market, cutback on spending. In December of 2000, natural gas prices reached a record high of $10.10 per million British thermal units on the New York Mercantile Exchange, up from $6.59 in November. The Energy Department warned natural gas consumers to expect a 50.0 percent rise in home heating bills this winter. In addition, personal wealth was affected by drops in equity prices. The NASDAQ Stock Market-Registered Trademark-Composite, which grew an incredible 85.6 percent in 1999, incurred a steep drop in 2000 of negative 39.3 percent. Similarly, the Dow Jones Industrial Average was down 6.2 percent in 2000 after posting a 25.2 percent gain in 1999. As a result, consumer spending, which posted a solid 5.3 percent growth rate in 2000, slowed considerably in the fourth quarter, growing at an annual rate of only 2.8 percent. Inflated energy prices, coupled with higher interest rates, also eroded business profits. The erosion was compounded by sluggish consumer spending. Nonresidential investment, commercial construction and outlays for equipment and software, which grew at an annual rate of 12.6 percent in 2000, fell 0.6 percent in the fourth quarter.

Employment conditions mirrored general economic conditions. Despite continued low unemployment, large job gains in the first half of 2000 stagnated in the second half. There were 2.0 million new jobs created in 2000, compared to 2.7 million in 1999. However, approximately 90.0 percent of the job creation occurred in the first six months of the year. In addition, 85.0 percent of the total new jobs created were in service-producing industries. In line with slower production to counter inventory buildups, employment in the manufacturing sector fell by 51.0 thousand jobs in 2000. Additionally, the average workweek decreased from 34.5 hours in 1999 to 34.1 hours in 2000. Despite the static job growth, the unemployment level, which is a lagging indicator, remained low at 4.0 percent at year-end 2000, compared to 4.1 percent at the end of 1999. Compensation costs increased 4.1 percent in 2000, compared to only 3.4 percent in 1999. The majority of the increase was due to a 4.9 percent increase in benefits costs; wages and salaries grew by 3.8 percent. In comparison, 1999 wages and salaries increased 3.5 percent, while benefit costs rose 3.3 percent.

Consumer confidence levels followed the economy in 2000. After reaching a record mid-year high, confidence levels began to taper off in autumn before falling considerably by year-end. The consumer confidence index rose to a high of 141.7 in July. Similarly, the current conditions index, which measures people's perceptions of their own financial condition jumped to a new high of 185.9 in July from 180.1 in June. In addition, the expectations component, the perception of the general economy six months from now rose to 112.2. Furthermore, consumers' perception of the labor market strengthened significantly in July. The percentage of people saying jobs were hard to get fell to a record low of 9.9 percent, while the percentage of people saying jobs were plentiful jumped sharply to 55.1 percent. However, as job growth slipped, the percentage of people saying jobs were hard to get rose to 11.9 percent in December, while the number of people saying jobs were plentiful fell to 51.3 percent. Confidence highs sagged as the year went on and by December the consumer confidence index fell to 128.3, the lowest level all year. Prospects for the near future remained bleak as confidence levels continued to falter into 2001. In January, the confidence index plummeted 12.2 points, the largest drop since the last recession in January 1991.

Economic activity was bustling in our four-county market area for much of 2000. However, the area did not escape the effects of the slowdown. In February of 2000, officials from the Scranton and Wilkes-Barre chambers of commerce announced the formation of the Great Valley Technology Alliance, a far reaching economic development effort that calls for cooperation among regional chambers of commerce, educational institutions and governments to develop a comprehensive plan to bring high-tech jobs to the area. In addition, six companies from out of the area announced plans to bring operations to our region. Specifically, Corning, Inc. opened a new manufacturing plant with 2,500 new job positions. Also, Cigna Healthcare revealed a plan to build a new customer service center and staff it with 1,200 new jobs. Four other companies announced similar plans, creating 580 additional positions. Furthermore, Proctor and Gamble, Fleet Services and Tobyhanna Army Depot, three of the areas largest employers, committed to expand their current operations by 803 positions. At the end of the year, our market area began to experience some setbacks. Due to the slowing economy, six major employers in the area announced significant layoffs, eliminating nearly 800 jobs. For 2001, potential jobs created should counteract the effects of any layoffs and keep employment levels healthy. However, should the economy slow even further, activity and employment in our market area could be hindered.

National, Pennsylvania and market area unemployment rates at December 31, 2000 and 1999, are summarized as follows:


DECEMBER 31                                                              2000     1999
--------------------------------------------------------------------------------------
National................................................................. 4.0%     4.1%
Pennsylvania............................................................. 4.4      4.1
Lackawanna County........................................................ 3.7      3.6
Susquehanna County....................................................... 4.2      4.3
Wayne County............................................................. 5.4      5.6
Wyoming County........................................................... 3.9%     4.5%


New jobs created in the Commonwealth of Pennsylvania totaled 97.3 thousand in 2000. Of the total jobs created, 93.2 thousand or 95.8 percent were in service-producing industries. In addition, the economic activity index for the Commonwealth increased 2.2 percent in 2000, following a 2.6 percent increase in 1999. Despite strong job creation and a solid index, the Commonwealth's unemployment rate increased to 4.4 percent in 2000, from 4.1 percent in 1999. Employment conditions improved for our four-county market area over that of the Commonwealth. Wyoming County experienced dramatic improvement in their unemployment rate to 3.9 percent at year-end 2000, from 4.5 percent at the end of the previous year. The improvement was directly related to the jobs added by Proctor and Gamble, which operates a plant located in Wyoming County. The unemployment rates for both Susquehanna and Wayne Counties also improved. Lackawanna County's unemployment rate, although slightly increasing, was still below that of the Nation and Commonwealth.

Overall, the banking industry experienced its first downturn in nine years, recording slower earnings in 2000 as compared to 1999. Net interest margin compression, increased loan loss provisions and noninterest income moderation all contributed to the earnings reduction. Despite the weakened financial performance, the financial position for all Federal Deposit Insurance Corporation ("FDIC")-insured commercial banks improved as evidenced by strong growth in assets, loans and deposits. The overall size of the balance sheet grew in 2000 as indicated by an increase in total assets from $5,734 billion at December 31, 1999, to $6,239 billion at December 31, 2000. Loans, net of unearned income, increased 9.3 percent from $3,491 billion at year-end 1999 to $3,816 billion at year-end 2000. Increases of $160 billion in real estate loans and $77 billion in commercial loans were primarily responsible for the improvement. As a result of the strong demand for loans, commercial bank investment portfolios grew at a meager pace of 3.0 percent in 2000. Total deposits grew from $3,831 billion at December 31, 1999, to $4,177 billion at December 31, 2000, an increase of $346 billion. Noninterest-bearing deposits increased 8.9 percent, while interest-bearing deposits grew 9.1 percent in 2000. The majority of the increase in interest-bearing deposits was in higher-costing time deposits. Although borrowed funds increased 5.6 percent in 2000, they were a less prominent portion of the total funding of banks, declining from 22.7 percent at year-end 1999 to 22.2 percent at year-end 2000. Asset quality deteriorated during 2000 as evidenced by a
30.0 percent increase in nonperforming loans. Moreover, the amount of net loans charged-off increased from $20.4 billion in 1999 to $23.6 billion in 2000.

As mentioned previously, earnings performance for all insured commercial banks declined in 2000. Specifically, banks earned $71.2 billion in 2000, a decline of $380 million or 0.5 percent from the record-setting earnings of $71.6 billion in 1999. Return on average assets ("ROAA") and return on average equity ("ROAE") were 1.19 percent and 14.07 percent for the year ended December 31, 2000, compared to 1.31 percent and 15.34 percent for the same period of 1999. The year started positively as banks posted record-breaking earnings of $19.5 billion in the first quarter of 2000. However, industry earnings dropped 24.6 percent to $14.7 billion during the second quarter as many banks realized losses on investment portfolio restructuring and made additions to their allowance for loan losses accounts. With these one-time charges behind, the industry earnings rebounded to $19.3 billion for the third quarter. The positive results seen in the third quarter were short-lived as earnings again plummeted during the fourth quarter. Reductions in net interest income as a result of margin compression caused net income to decline to $17.7 billion in the final quarter of 2000.

Declining net interest margins were a primary restraint to the growth of commercial bank earnings in 2000. For all insured commercial banks, net interest margins declined from 4.07 percent in 1999 to 3.95 percent in 2000 as the cost of funds accelerated faster than the yield on earnings assets. For 2000, as a percentage of average earning assets, the cost of funds increased 63 basis points compared to an earning assets yield rise of 51 basis points. One of the primary problems facing commercial banks in 2000 was raising low-cost core deposits to fund loan growth. With loans generally growing two to three times faster than core deposits, banks continued to fund incremental growth with relatively high-cost funds putting additional pressure on existing margins. Provision for loan losses was up over 33.8 percent compared to last year. For 2000, loan loss provisions totaled $29.3 billion, an increase of $7.4 billion over 1999. This marked the greatest increase in loss provisioning since 1989. Greater provisions resulted from the escalation of loan losses and inventories of nonperforming loans. Another major influence to the reduction in earnings was the slowdown in the growth of noninterest income. Noninterest income grew 14.0 percent from 1998 to 1999 compared to only 4.1 percent from 1999 to 2000. Lack of fee income growth, coupled with losses recognized on the sale of investment securities, accounted for the decline in noninterest income.

Contrary to the results for the overall industry, the financial performance of all FDIC-insured commercial banks located in Pennsylvania improved in 2000, while their financial position declined. Net income improved from $2,565 million in 1999 to $2,784 million in 2000, an 8.5 percent increase. Both the ROAA and ROAE improved from 1999 to 2000. ROAA rose from 1.33 percent in 1999 to 1.46 percent in 2000. A similar improvement was also exhibited in ROAE, which increased from 15.14 percent in 1999 to 17.35 percent in 2000. As a percentage of average earning assets, declines in noninterest expenses more than offset reductions in net interest income and noninterest income. The net interest margin tightened 14 basis points from
3.91 percent in 1999 to 3.77 percent in 2000 as a result of greater competition in pricing both loan and deposit products. Noninterest income as a percentage of average earning assets declined 17 basis points from
2.78 percent in 1999 to 2.61 percent in 2000. Offsetting these declines was an improvement in expense control for this group as indicated by a 44 basis point reduction in noninterest expense to average earning assets from 4.17 percent in 1999 to 3.73 percent in 2000. As aforementioned, the financial position of Pennsylvania banks deteriorated as evidenced by changes in the comparable balance sheets at December 31, 1999, and 2000. Total assets and total loans, net, declined 3.0 percent and 6.1 percent, while total deposits increased slightly by 2.5 percent.

The banking industry is expected to face some difficult conditions in 2001 as the economic downturn will force institutions to work harder to sustain earnings growth. Rising energy prices, high levels of corporate and household debt, tight labor markets and a weakening stock market are all indications of slower economic growth, which will make the operating environment treacherous in 2001. The ability to generate sufficient loan demand and to control the deterioration of credit quality will be paramount to the success of financial institutions. The recent actions taken to deregulate the industry should assist banks by allowing them to increase noninterest income through offering products and services previously unavailable to commercial banks. However, these actions may also work against commercial banks by intensifying an already competitive environment for low-cost deposits. Although most commercial banks maintain adequate allowance for loan loss levels, a significant economic downturn could seriously draw on these reserves causing future earnings to be reduced as accounts are replenished.

Bank merger activity was expected to escalate during 2000 as a result of the threatened elimination of the pooling-of-interest method of accounting for business combinations. On September 7, 1999, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed Statement of Financial Accounting Standards ("SFAS"), "Business Combinations and Intangible Assets." This proposal if adopted as a final SFAS, would eliminate the pooling method causing all acquisitions to be accounted for using the purchase method. Under the pooling method, assets and liabilities previously recorded are carried forward to the surviving company. No other assets or liabilities are recognized in the combination, and any excess of the purchase price over the net assets of the acquired company is not recorded. Under the purchase method, the acquiring company is required to record the assets acquired and liabilities assumed at their fair value, which may result in recording goodwill, the excess of the price paid over the net assets received. Most analysts believed banks would hasten their merger plans in order to avoid the recognition of goodwill and the resulting charges to income in the form of amortization expense. At its December 6, 2000, meeting, the FASB reached a tentative decision to modify certain provisions of its exposure draft to require the use of a nonamortization approach for purchased goodwill. Under this approach, goodwill would not be amortized to earnings but would rather be reviewed for impairment. Amortization expense would only be recorded in periods when the recorded value of goodwill was more than its fair value. The FASB expects to issue its final SFAS by the end of June 2001.

The uncertainty of the outcome of the proposed accounting rule along with depressed prices of bank stocks caused merger activity to fall short of expectations in 2000. Nationally, the number of bank deals announced declined from 267 in 1999 to 183 in 2000. This is the second consecutive year that the number of deals announced declined from the recent high of 413 in 1998. The average price to book value for commercial bank mergers in 2000 was 2.0 times compared to 2.3 times last year. The median price to earnings was 19.6 times in 2000 and 21.8 times in 1999. In 2000, there were 66 deals announced throughout the Nation for commercial banks with asset sizes similar to ours. These deals had an average price to book value of
2.3 times and a median price to earnings multiple of 20.6 times. Merger activity in Pennsylvania consisted of eight deal announcements in 1999 having an average price to book of 2.4 times and a median price to earnings of 21.9 times. For 2000, there were six deals with an average price to book of 2.1 times and a median price to earnings of 21.2 times. Three of the fourteen announcements over the past two years were for commercial banks within our market area. The aggregate deal value of these acquisitions was $264.5 million. The average price to book and median price to earnings were
2.2 times and 21.0 times. We expect that these recent acquisitions of local commercial banks by New York-based banks will benefit us through an improvement in our market share, as more customers seek service provided through a local community bank.

Merger activity is expected to increase in 2001, as a result of increased competitive pressure to provide customers with all the financial services and products allowed under the recent deregulation of the financial services industry. In addition, as the economy begins to falter, more shareholders will become disenchanted with the moderate performance of financial institution stocks, thus calling for a sale in an attempt to maximize their wealth. Moreover, the reduction in earnings should lower asking prices from sellers, which will accelerate merger activity, as they become accretive to earnings without making extravagant cost savings and revenue enhancement assumptions.

The most recent significant legislation affecting financial institutions was the Gramm-Leach-Bliley ("GLB") Act. Effective on March 11, 2000, the GLB Act repealed the Glass Steagall Act that restricted the affiliation of banks, insurance companies and securities firms. The GLB Act allows for the creation of new financial holding companies authorized to engage in underwriting, selling insurance and securities, conducting both commercial and merchant banking and investing in and developing real estate.

Review of Financial Position:

We provide a full range of financial services through our subsidiaries, Community Bank and Trust Company ("Community Bank"), including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation ("Comm Financial"); and Comm Realty Corporation. Community Bank operates fourteen full-service branch banking offices. These offices are all similar with respect to the following:

    -  Economic characteristics,
    -  Products and services,
    -  Operating processes,
    -  Delivery systems,
    -  Customer bases, and
    -  Regulatory oversight.

Based on these similarities, we consider our branch banking offices to be a single operating segment. Community Leasing Corporation, incorporated on May 27, 1999, provides equipment lease financing to commercial customers. On December 28, 2000, the Commonwealth of Pennsylvania's Department of Banking approved the formation of Comm Financial to engage in selling insurance products and services and in providing asset management services to individuals and small- and medium-sized businesses. Comm Realty Corporation, incorporated on November 21, 2000, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank. Community Leasing Corporation, Comm Financial and Comm Realty Corporation did not meet the qualitative thresholds for required segment disclosure. We had no other reportable operating segments during the three years ended December 31, 2000.

For further discussion of the recent SFAS issued by the FASB related to segment disclosure, refer to the note entitled, "Summary of significant accounting policies-Segment disclosure," in the Notes to Consolidated Financial Statements to this Annual Report.

Total assets were $419.7 million at December 31, 2000, an increase of $12.6 million from $407.1 million at December 31, 1999. Consistently strong loan demand in 2000 was the primary contributing factor to the growth in total assets. Total assets averaged $10.7 million or 2.7 percent higher in 2000 at $406.9 million, compared to $396.2 million in 1999. In comparison, our local peer group, comprised of 25 participating banks located in Northeastern Pennsylvania, posted 7.4 percent growth in average total assets. Average earning assets as a percentage of average total assets was virtually constant at 94.5 percent for 2000, in comparison to 94.4 percent for 1999. However, the composition of the balance sheet changed over 2000, as loans played a more dominant role in the earning asset mix. Average loans equaled 75.2 percent of average earning assets in 2000, compared to
69.0 percent in 1999, while average investments and federal funds sold as a percentage of average earning assets declined to 24.8 percent in 2000, compared to 31.0 percent in 1999. Repayments of U.S. Government-sponsored agency mortgage-backed securities were used to supplement deposit growth in funding the increased loan demand. The ratio of average earning assets to average total assets for our peer group was 95.1 percent in 2000 and 94.6 percent in 1999.

The investment portfolio totaled $71.2 million at December 31, 2000, a decrease of $34.4 million from $105.6 million reported at the end of 1999. As previously mentioned, we utilized repayments of mortgage-backed securities to fund loan demand. In addition, obligations of states and municipalities having short call features were sold to reduce the amount of optionality risk in the portfolio. Obligations of states and municipalities having longer call provisions were purchased subsequent to year-end 2000. These sales were partially responsible for the $25.5 million in federal funds sold outstanding at December 31, 2000. The investment portfolio averaged $92.7 million in 2000, a decline of $19.8 million compared to $112.5 million averaged in 1999. The tax-equivalent yield on the investment portfolio was 6.53 percent in 2000 and 6.51 percent in 1999.

At December 31, 2000, loans, net of unearned income, amounted to $297.5 million, an increase of $20.6 million or 7.4 percent, compared to $276.9 million at December 31, 1999. Loan growth for our peer group was slightly higher in 2000 at 9.6 percent. Our loans, net of unearned income, averaged $31.0 million or 12.0 percent higher in 2000. Solid demand for all our credit products contributed to the overall growth in the loan portfolio. In addition, a higher interest rate environment had a positive effect on our loan yields during 2000. The tax-equivalent yield on our loan portfolio increased 16 basis points to 8.49 percent in 2000, compared to 8.33 percent in 1999.

A major concern for 2000 was asset quality improvement. Enhanced efforts of our Special Assets Department resulted in a $2.9 million reduction in nonperforming assets to $4.0 million at December 31, 2000, compared to $6.9 million at the end of 1999. A $4.0 million decline in nonperforming loans, partially offset by a $1.1 million increase in foreclosed assets, caused the improvement. As a percentage of loans, net of unearned income, nonperforming assets equaled 1.35 percent at December 31, 2000, compared to
2.51 percent at December 31, 1999. The allowance for loan losses equaled
1.10 percent of loans, net of unearned income, at year-end 2000, compared to 1.37 percent at the end of 1999. Net charge-offs exceeding the provision for loan losses, coupled with the growth in the loan portfolio, caused the decline in the ratio. This ratio for our peer group was 1.18 percent at year-end 2000 and 1.17 percent at the end of the previous year.

Total deposits increased $16.2 million or 4.5 percent to $378.7 million at December 31, 2000, from $362.5 million at the end of 1999. Deposits averaged $365.2 million in 2000, an increase of $12.5 million compared to $352.7 million in 1999. A full year of operating our two new branch offices, certificate of deposit promotions and increased deposit relationships with area school districts all contributed to the growth in deposits. The composition of our deposits was constant during 2000, as evidenced by the ratio of average interest-bearing deposits to average total deposits. This ratio was 89.6 percent in 2000 and 1999. For our peer group, this ratio equaled 88.2 percent in 2000, compared to 89.5 percent in the previous year. Higher competitive interest rates in 2000 had a direct effect on our cost of deposits. Our cost of deposits increased 19 basis points to 4.60 percent in 2000, from 4.41 percent in 1999.

At December 31, 2000, our interest sensitivity and liquidity positions both improved from the previous year end. With regard to our interest sensitivity, the improvement was represented by the change in the one-year cumulative ratio of rate sensitive assets ("RSA") to rate sensitive liabilities ("RSL"). This ratio improved to 0.91 at year-end 2000, from
0.75 one year ago. Both ratios fall within the acceptable guidelines set forth in our Asset/Liability Management Policy. The strengthening of our liquidity position is best explained by the change in the net noncore and net short-term noncore funding dependence ratios. These ratios improved to negative 3.4 percent and negative 5.5 percent at December 31, 2000, from
0.5 percent and negative 0.5 percent at the end of 1999.

Stockholders' equity amounted to $37.6 million at December 31, 2000, an increase of $2.1 million from $35.5 million at December 31, 1999. Accumulated other comprehensive income, consisting entirely of unrealized holding gains on available-for-sale investment securities, accounted for $1.2 million of the increase. Also affecting stockholders' equity was net income of $4.2 million offset in part by common stock repurchases of $2.1 million and net cash dividends declared of $1.2 million. We also experienced improvement in our risk-based capital ratios from the end of 1999. Specifically, our Leverage ratio, defined as Tier I capital as a percentage of risk-adjusted assets, improved to 8.7 percent at December 31, 2000, from 8.6 percent at December 31, 1999.

During 2000, our focus was on laying the foundation for a long-term strategic plan. Over the years, we have built a solid community branch-banking network throughout four counties of Northeastern Pennsylvania. We realize that in order to remain competitive we need to develop new lines of business that will provide additional sources of fee-based revenue, further expand our branch network into new markets, and provide customers with new technology-based delivery systems and superior customer service.

After extensive research and planning, we decided to expand our operations into new, non-traditional financial products and services. In the fourth quarter of 2000, we established Comm Financial as a wholly-owned subsidiary of Community Bank. Comm Financial offers various insurance, asset management and retirement products and services to individual and commercial customers. Through its product and service offerings, we expect Comm Financial to support traditional operations by generating additional fee revenue, and by creating new, as well as, furthering our on-going customer relationships. In 2001, we plan to continue to pursue this non-traditional avenue through possible acquisition opportunities.

Our recent delivery system expansion, through which we added community banking offices in areas with a higher concentration of commercial activity, began to positively affect our financial position. This is evident from the higher demand for and increased volume of commercial loans in our loan portfolio. By adding a greater proportion of commercial loans to our portfolio, we expect to improve financial performance, as these types of loans typically carry a greater return as compared to traditional retail lending. In addition, this expansion has allowed us to obtain commercial customers that would not have otherwise banked with us, due to servicing limitations arising from logistical constraints. We plan to continue exploring other possible expansion locations in 2001 by analyzing the potential costs and benefits of each site to our financial position and performance.

The use of e-commerce, through the Internet, has become a popular means of conducting all types of business transactions, including banking. In order to provide customers with this new delivery channel, we have been planning and developing our Internet-banking program, Klick-sm- Banking, throughout 2000. In the first quarter of 2001, this program will move into the implementation phase. Through a series of promotional seminars, customers will be apprised of the features and benefits of this service. Through Klick-sm- Banking, accessed via our web site, customers will be provided with a personal home page they can tailor to their individual needs. Customers will be able to perform balance transfers, pay bills, view images of canceled checks, trade securities and shop on-line twenty-four hours a day, seven days a week from the comfort and convenience of their home or office.

We realize that in addition to providing customers with a wide array of products and services, as well as the latest banking conveniences, the attribute that can set us apart from our competition is superior customer service. In financial institutions, customer satisfaction is critical for customer retention. The American Customer Satisfaction Index ("ACSI"), which is based on a quarterly survey conducted by the University of Michigan Business School's National Quality Research Center, scales customer satisfaction by measuring a number of factors including customer service, perceived quality, perceived value, customer expectations and customer retention. According to the ACSI for the fourth quarter of 2000, customer satisfaction in the banking sector rebounded 2.9 percent from the fourth quarter of 1999, after a steady decline through the late 1990s. The decline in the latter part of the decade was due primarily to customer confusion caused by the large number of mergers in the banking industry. In an effort to enhance our customer service, we recently introduced a new company-wide sales and service program. The program challenges employees to provide the best service possible to customers. It is designed to train employees on how to obtain an understanding of the specific financial needs of each customer and coordinate our products and services to meet those needs.

INVESTMENT PORTFOLIO:

Our investment activities are second only to lending in importance to the generation of wealth. This wealth is measured in terms of total return. Total return is a comprehensive industry-wide approach measuring investment portfolio performance by considering the sum of all interest income, reinvestment income on all proceeds from repayments, and capital gains and losses whether realized or unrealized. Our investment portfolio consists primarily of fixed-rate bonds. As a result, interest rates have a substantial influence on the wealth of these assets as they affect earnings, reinvestment rates and market values. At the beginning of 2000, the FOMC bias changed from neutral to restrictive as signs appeared that the economy was overheating. Fixed-rate investors feared the value of their portfolios would suffer as the FOMC enacted monetary policy by raising short-term interest rates to ward off inflation. The FOMC did exactly this, as they raised the federal funds rate 100 basis points during the first five months of 2000. Normally this type of increase would have a profound effect on long-term rates and the price of those bonds most closely related to these maturities. However, as the year progressed, the influence of the FOMC's actions were overshadowed by actions of the Treasury Department. Investors raced into long-term Treasuries upon the announcement that the United States Government would substantially reduce the federal debt through cutting the size and frequency of new government debt issuance, and use the $237 billion budget surplus to repurchase existing debt. As a result, for much of the year, this interest in long-term bonds rallied them so much, that their yields fell below those of shorter-term bonds to create an inverted yield curve. This inversion caused a treacherous investing environment as investors were not compensated for lending their funds for a longer period of time. The inversion was so severe that it continued throughout the latter part of the year even when the economy showed signs of weakness and the FOMC changed from a restrictive bias to an accommodative stance. Other major factors influencing the price of bonds in 2000 were the election of President Bush, threatened elimination of the U.S. Government-sponsored agencies' line of credit with the U.S. Treasury and increased oil prices. Concerns that the new Presidential Administration would be able to institute significant tax cuts, which would slow future debt reductions, sent long-term bond prices plummeting temporarily near the end of 2000. Offsetting this influence was a short-lived rumor that the Treasury Department would eliminate conditional lines of credit with U.S. Government-sponsored agencies. As a result, investors moved funds from agency investments into Treasuries causing their prices to rally.

Our investment portfolio consists primarily of short-term collateralized mortgage obligations ("CMOs") of U.S. Government-sponsored agencies and intermediate-term state and municipal obligations. The parts of the yield curve most closely related to these investments include the two-year and ten-year Treasuries as our CMOs had a modified duration of 1.5 years and our municipal obligations had a modified duration of 6.0 years at December 31, 2000. Yields on the two-year U.S. Treasury note decreased 113 basis points from 6.24 percent at year-end 1999 to 5.11 percent at year-end 2000. The yield on this investment peaked at 6.93 percent on May 18, 2000, which was the date of the last FOMC tightening move. The spread between a two-year U.S. Treasury and a U.S. Government-sponsored agency CMO with a weighted-average life of two-years widened from 60 to 70 basis points at the beginning of 2000 to 140 to 150 basis points by the end of the year. During 2000, the yield on the ten-year U.S. Treasury experienced a greater decline as compared to the two-year U.S. Treasury. The ten-year declined 133 basis points from 6.45 percent at year-end 1999 to 5.12 percent at year-end 2000. Similar to CMOs, spreads widened on intermediate-term state and municipal obligations from 115 basis points at the beginning of 2000 to 187 basis points at the end of 2000. As a result of these changes in interest rates and spreads, the net unrealized holding loss for CMOs improved from $1,225 at December 31, 1999, to $236 at December 31, 2000. Similarly, the value of our municipal holdings improved in 2000. The net unrealized holding loss of $147 at year-end 1999 turned into a net unrealized holding gain of $792 at year-end 2000. The structure and composition of our investment portfolio led to improved wealth as it allowed us to take advantage of the market rate changes. As aforementioned, the principle gauge in determining the wealth improvement generated from the investment portfolio is total return. In 2000, the total return on our investment portfolio at 9.6 percent more than doubled our return last year. The Lehman Brothers' aggregate-bond index, a benchmark used by most investment managers, slightly outperformed us in 2000 scoring a total return of 11.6 percent. However, our portfolio significantly outperformed this industry standard in 1999 as we reported a total return of 3.9 percent compared to the total return of the benchmark at negative 0.6 percent. Our investment portfolio outperformed the local peer group's portfolio over the past two years. The peer group's total return was 7.1 percent in 2000 and
2.4 percent in 1999. The additional wealth generated by exceeding the peer group's total return by 250 basis points, based on the average volume of our investment portfolio in 2000, approximated $2.3 million. Moreover, our investment portfolio ranked in the 92nd percentile among all FDIC-insured bank holding companies, based on an independent national investment performance ranking company, with respect to total return over the past three and five years.

Similar to the approach taken in assessing our performance with respect to return, we evaluate our risk in comparison to all other financial institutions. Risk is assessed by quantifying the average life of the investment portfolio as compared to U.S. Treasury securities. Average life is derived from the standard deviation or volatility of our total return to that of U.S. Treasury securities over a one-year time horizon. This risk measure improved from 2.4 years in 1999 to 1.9 years in 2000. This improvement is more impressive when considered in conjunction with the aforementioned total return betterment. Our portfolio continued to rank in the upper one-third of all banks located in the United States for having low risk. Moreover, the risk associated with our portfolio was less than that of the local peer group having an average life of 3.3 years. Another assessment of risk is modified duration, which measures the investment portfolio's exposure to market value volatility as a result of interest rate fluctuations. At December 31, 2000, our investment portfolio had a modified duration of 2.4 years. The decrease in the investment portfolio's modified duration from 2.9 years in 1999 reduced our portfolio's exposure to future market value depreciation from rising interest rates. The composite performance ranking from the national service, which takes into consideration a number of comprehensive measures of both risk and return over the past five years, ranked us in the 94th percentile. Bank holding companies with investment portfolios ranking above the 80th percentile are considered superior.

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

Among others, the major types of risks analyzed in our investment oversight include:

    -  Market or IRR,
    -  Timing risk,
    -  Credit risk, and
    -  Liquidity risk.

Market or IRR relates to the inverse relationship between bond prices and market yields. This risk is defined as the risk that increases in general market rates will result in market value losses. Market risk represents the greatest risk to our bond portfolio. We quantify and limit such exposure through "stress test" modeling and by limiting the duration of individual securities and the portfolio as a whole. Stress tests conducted on our portfolio at December 31, 2000, indicated expected market value declines of
1.9 percent for an increase in general market rates of 100 basis points,
4.3 percent for an increase of 200 basis points and 6.7 percent for an increase of 300 basis points. Our IRR position improved as compared to our exposure at year-end 1999, as we anticipated market value depreciation of
3.2 percent, 6.2 percent and 8.0 percent given the same rate shocks. We deem the present level of market risk appropriate given our capital position and the overall composition of the balance sheet.

As aforementioned, the decline in general market rates in 2000 had a positive effect on the value of our investment portfolio. Adjusting for realized net gains of $374, the investment portfolio's market value appreciated $2,180 or 2.1 percent in 2000. Comparatively, the local peer group, as a function of the greater risk inherent in their portfolios, experienced a slightly higher market value appreciation of 3.0 percent. At December 31, 2000, the fair value of our investment portfolio represented $1.01 per $1.00 of amortized cost. The peer group had the same ratio of $1.01 of market value for each $1.00 of amortized cost at year-end 2000. We reported a net unrealized holding gain of $409, net of income taxes of $211, at December 31, 2000, and a net unrealized holding loss of $783, net of income tax benefits of $403, at December 31, 1999.

In addition to affecting the market value of an investment portfolio, interest rate changes can have a significant impact on the amount and timing of cash flow receipts. Cash receipts from CMOs are an important source of funding our loan demand. As interest rates increase, prepayments on underlying mortgages generally decline, which could materially reduce the cash flows available from these investments. Conversely, if interest rates decline, as was the case in 2000, cash flows from CMOs will increase, leaving the investor with a surplus of liquidity that must be reinvested at lower rates. Despite the 113 basis point decline in short-term interest rates, we did not experience a significant change in the pattern or timing of our cash flows from CMOs. CMO principal payments did not fluctuate materially during any one month in 2000 and ranged from 2.4 percent to 3.1 percent of principal outstanding. We attribute the stability of our cash flows to the fact that we purchase and hold only CMO classes possessing the highest quality with respect to their structure and composition. This cash flow stability will become increasingly important to ward off an inordinate amount of cash flows from refinancing activities if interest rates continue their decline. We monitor our cash flow timing risk by employing a model which utilizes median dealer prepayment assumptions to project future cash flow streams under multiple interest rate scenarios. Projecting a decrease of 200 basis points in 2001, we would expect our cash flow from CMOs to increase by only $400 per month based on the result of this model.

We mitigate credit risk, the probability that an issuer cannot meet principal and interest payments on a timely basis, through concentration limitations. Except for U.S. Treasury securities and U.S. Government-sponsored agencies, including mortgage-backed securities, there were no securities of any individual issuer that exceeded 10.0 percent of our stockholders' equity at December 31, 2000 and 1999. All securities, except for $249 of tax-exempt obligations of local municipalities, are considered "investment grade," receiving a rating of "Baa" or higher from Moody's or "BBB" or higher from Standard and Poor's rating services at December 31, 2000.

Liquidity risk refers to the ease in converting a security to cash at or near its true value. On a quarterly basis, we review the spread between the bid price and the ask price quoted by a dealer in order to ensure liquidity in the investment portfolio. We consider our liquidity risk exposure limited because of the high concentration of short-term, high-quality U.S. Government-sponsored agency CMOs, which normally offer the greatest liquidity relative to other similar investments. The average bid-ask spread on our CMO portfolio was 6/32's representing $91 or 0.2 percent of its value at December 31, 2000. During 2000 and 1999, we did not own any securities that were not actively traded in a liquid market. Additionally, we did not own any investments that had highly volatile market values relative to small changes in interest rates, which would have caused a material effect on operating results or liquidity.

We consider many other types of risk including operational, legal, reinvestment, yield curve, inflation, event, sector, and volatility. Most of these risks are substantially mitigated through the previously-discussed techniques or by limitations on the quality, quantity and maximum maturity of each type of security as specified in our investment policy.

Investment securities as a percentage of total assets declined from 25.9 percent at year-end 1999 to 17.0 percent at the end of 2000. The decline in the prominence of the investment portfolio was directly related to the 1999 delivery system expansion and to a lesser extent, of the timing of a planned action to enhance call protection on tax-exempt municipal obligations. As a result of expanding our delivery system through increasing the number of community offices in areas having higher concentrations of commercial activity, we continued to increase the size of our loan portfolio in 2000. Funding for this increase was provided in part by proceeds from the investment portfolio. In addition, during the latter part of the fourth quarter of 2000, we decided to reduce our call risk exposure through the sale of certain municipal obligations. The weighted-average call and maturity of these securities approximated 5.3 years and
7.6 years. Subsequent to year-end 2000, we replaced these investments by purchasing tax-exempt municipal obligations having a weighted-average call and maturity of 11.0 years and 15.5 years. As a result of this action, we have enhanced our call protection in the event rates decline. As previously mentioned, the mix of the investment portfolio is comprised of two-thirds short-term CMOs to provide liquidity and the remainder in intermediate-term obligations of states and municipalities to lower our tax burden. Moreover, this combination helps us to maximize our wealth or total return as these call protected municipals outperform in a rates down environment, while short-term CMOs outperform in a rising rate environment.

The carrying values of the major classifications of available-for-sale securities as they relate to the total investment portfolio are summarized as follows:


DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE

                                2000             1999             1998             1997             1996
                           --------------  ---------------  ---------------  ---------------  ---------------
DECEMBER 31                 AMOUNT    %      AMOUNT    %      AMOUNT    %      AMOUNT    %      AMOUNT    %
-------------------------------------------------------------------------------------------------------------
U.S. Treasury securities.. $ 3,001   4.21% $  3,595   3.40% $ 11,060  10.09% $ 28,583  27.05% $ 35,619  34.92%
U.S. Government agencies..   1,025   1.44     1,635   1.55       637   0.58    10,388   9.83    18,606  18.24
State and municipals......  20,075  28.18    34,781  32.93    40,007  36.49    39,887  37.75    38,295  37.55
Mortgage-backed securities  45,269  63.54    63,523  60.14    55,834  50.93    23,746  22.47     7,058   6.92
Equity securities.........   1,876   2.63     2,096   1.98     2,088   1.91     3,062   2.90     2,416   2.37
                           ------- ------  -------- ------  -------- ------  -------- ------  -------- ------
  Total .................. $71,246 100.00% $105,630 100.00% $109,626 100.00% $105,666 100.00% $101,994 100.00%
                           ======= ======  ======== ======  ======== ======  ======== ======  ======== ======



Proceeds from the sale of available-for-sale securities amounted to $16.7 million in 2000 and $11.1 million in 1999. In 2000, we sold state and municipal obligations having an amortized cost of $16.3 million and equity securities of local financial institutions having an amortized cost of $63. As previously mentioned, the municipal obligations were sold to enhance call protection. The equity securities were sold due to the fact that they exhibited a lower total return as compared to available alternative investments. Net gains recognized on the sale of investment securities totaled $374 in 2000. Similar to the action taken in 2000, we sold municipal obligations having an amortized cost of $10.7 million in 1999. The weighted-average maturity of the municipal obligations sold in 1999 was
9.2 years compared to 13.0 years for those purchased as replacements. The weighted-average call date increased from 3.8 years to 9.7 years as a result of the restructuring. All of the replacement securities were bank-qualified, "AAA" rated, insured general obligations which are backed by the full faith, credit and taxing power of the governmental unit issuing the obligation. In 1999, we recognized net gains of $408 on these sales.

Repayments from investment securities totaled $21.8 million in 2000 and $39.1 million in 1999. Based on the investment portfolio at December 31, 2000, we expect to receive $19.9 million of repayments in 2001, assuming no change in the current interest rate environment.

In 2000, our investment securities purchases of $2.4 million consisted entirely of intermediate-term state and municipal obligations. The weighted-average tax-equivalent yield on these securities was 7.73 percent. Their weighted-average maturity and call was 14.2 years and 8.5 years. Investment purchases amounted to $49.7 million in 1999. Specifically, we purchased $3.7 million in short-term U.S. Treasury securities, $1.0 million in U.S. Government-sponsored agencies, $34.3 million in short-term CMOs, and $10.7 million in intermediate-term state and municipal obligations. The majority of our 1999 acquisitions were CMOs purchased as an alternative to U.S. Treasuries, in order to suffice future funding requirements, because these securities offer superior returns for a similar amount of risk. The total return on our CMO portfolio was 9.5 percent in 2000. In comparison, the total return for a portfolio consisting of two-year U.S. Treasuries was
7.5 percent in 2000. Based on the average volume of CMOs held in our portfolio of $54.9 million during 2000, we increased our wealth $1.1 million by investing in the portfolio of CMOs having a weighted-average life of two years instead of an alternative portfolio of two-year U.S. Treasuries. We plan to continue our investment strategy of acquiring intermediate-term municipals to reduce our tax burden and short-term CMOs to fund future loan demand throughout 2001.

The tax-equivalent yield on our investment portfolio improved slightly from
6.51 percent in 1999 to 6.53 percent in 2000. The yield on taxable investments increased 4 basis points to 5.87 percent in 2000, while the tax-equivalent yield on tax-exempt investments declined 15 basis points to
7.81 percent. The peer group experienced a yield improvement from 6.24 percent in 1999 to 6.55 percent in 2000.

At December 31, 2000, investment securities with an amortized cost of $41,918 were pledged to secure deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. At December 31, 1999, the amortized cost of pledged securities equaled $35,157. The fair value of such securities equaled $41,678 at December 31, 2000, and $34,406 at December 31, 1999.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at December 31, 2000, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                              -------------------------------------------------------------------------------
DECEMBER 31, 2000              AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
-------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities..... $ 3,006   5.03%                                                  $ 3,006   5.03%
U.S. Government agencies.....                 $ 1,009   6.20%                                    1,009   6.20
State and municipals.........   1,460   6.53    1,425   7.13   $4,467   7.82% $11,931   8.06%   19,283   7.82
Mortgage-backed securities...  15,451   5.93   29,062   5.97      992   6.02                    45,505   5.96
Equity securities............                                                   1,823   6.94     1,823   6.94
                              -------         -------          ------         -------          -------
  Total...................... $19,917   5.84% $31,496   6.03%  $5,459   7.49% $13,754   7.91%  $70,626   6.46%
                              =======         =======          ======         =======          =======

Fair value:
U.S. Treasury securities..... $ 3,001                                                          $ 3,001
U.S. Government agencies.....                 $ 1,025                                            1,025
State and municipals.........   1,461           1,431          $4,674         $12,509           20,075
Mortgage-backed securities...  15,391          28,900             978                           45,269
Equity securities............                                                   1,876            1,876
                              -------         -------          ------         -------          -------
  Total...................... $19,853         $31,356          $5,652         $14,385          $71,246
                              =======         =======          ======         =======          =======


For a discussion of recent SFASs issued by the FASB related to investment securities, refer to the note entitled, "Summary of significant accounting policies-Investment securities," in the Notes to Consolidated Financial Statements to this Annual Report.

LOAN PORTFOLIO:

For the majority of financial institutions, lending is the primary business activity. Loans are the most significant component of earning assets, as they generate the greatest amount of revenues. There are many economic factors which impact loan demand. Specifically, the housing market and the economic factors affecting it, such as interest rates, personal income and consumer confidence, may directly influence the demand for residential mortgages. These factors are of significance to us, since loans to finance one-to-four family residential properties account for over one-half of our total lending activities.

Lower mortgage rates at year-end 2000 helped support the declining housing industry. Mortgage rates fell during the fourth quarter in anticipation of the FOMC lowering interest rates in 2001. As a result, the average rate on a fixed-rate first mortgage fell 53 basis from 7.91 percent at the end of the third quarter of 2000 to 7.38 percent at year-end. However, the sharp economic downturn, coupled with lower consumer confidence levels in the second half of the year, repressed the exuberant housing market. Although new home sales rebounded 13.4 percent in December 2000, due to the decline in mortgage rates, the annual rate of new homes sold declined 0.7 percent to 901 thousand homes in 2000, from 907 thousand homes in 1999. In addition, existing homes sales fell 3.8 percent in 2000 to 5.0 million sold, from 5.2 million in 1999. Furthermore, the construction sector fared worse. Homebuilders started 1.61 million single family homes and apartment buildings in 2000, a decrease of 4.2 percent from the 1.68 million started in 1999. The decline in this sector does not appear to be short-lived, as the rate of permits fell to 1.51 million in December 2000 from 1.60 million in the previous month. For all of 2000, the average number of building permits authorized fell 6.0 percent. The Northeast region of the United States experienced a similar decline. The annual rate of new home sales in this region fell 6.6 percent in 2000, while the number of housing starts fell 1.3 percent.

Mortgage rates were turbulent for most of 2000. The FOMC raised interest rates 50 basis points in the first quarter and another 50 basis points in the second. In response to the tightening, the average rate on a fixed rate mortgage increased 38 basis points by the end of the second quarter. However, with the speed of economic growth in check, the FOMC refrained from further tightening in 2000. Average mortgage rates fell back to year-end 1999 levels by the end of the third quarter, before falling another 53 basis points by the end of the fourth quarter in anticipation of the FOMC's easing at the beginning of 2001. Despite the mortgage rate swings and the downturn in the housing market, real estate lending for banks remained steady in 2000. The aggregate dollar amount of real estate loans for all commercial banks grew to $1.7 trillion at December 31, 2000, from $1.5 trillion at the end of 1999.

The FOMC's 100 basis point tightening in the first half of 2000 drove up the cost of borrowing for consumers and businesses. The prime rate also increased 100 basis points in the first two quarters of 2000, but remained constant in the second half of 2000 and closed the year at 9.50 percent. Economic growth came to a halt in the fourth quarter, as consumer and business spending slowed significantly. Although increasing 5.3 percent in 2000, consumer spending grew at an annual rate of only 2.8 percent in the fourth quarter. Similarly, business spending, which increased 10.2 percent for the year, declined at an annual rate of 3.7 percent in the fourth quarter. Financial institutions began to feel the effects of the slowdown. Consumer loans outstanding at all FDIC-insured commercial banks grew $52.0 billion or 9.4 percent to $606.8 billion at December 31, 2000, from $554.8 billion at December 31, 1999. The aggregate of commercial and industrial loans in the Nation's banks grew $79.9 billion or 7.9 percent to $1,096.3 billion at the end of 2000, from $1,016.4 billion at year-end 1999. However, for both consumer and commercial loans, approximately 90.0 percent of the growth occurred in the first nine months of the year.

Congruous with the economic data presented above, loan officers surveyed in the Federal Reserve Board's January of 2001 "Senior Loan Officer Opinion Survey on Bank Lending Practices," reported weaker demand for commercial and industrial loans, commercial real estate loans and consumer loans, but reported no change in demand for residential mortgages. The survey results indicate further tightening of standards for commercial and consumer loans. With regard to commercial and industrial loans, 50.0 percent of domestic banks reported decreased demand for these loans from large- and middle-market firms, while 30.0 percent indicated weaker demand from small firms over the past three months. The survey cited almost 60.0 percent of domestic banks tightened standards on commercial and industrial loans to large- and middle-market firms and 45.0 percent tightened standards for small firms over the same period. In addition, nearly 75.0 percent of domestic banks reported charging higher premiums on riskier loans to large- and middle-market firms, while 50.0 percent tightened loan covenants and
60.0 percent increased spreads of loan rates over their cost of funds for these borrowers. Domestic banks cited a less favorable economic outlook, worsening industry-specific problems and a reduced tolerance for risk as the reasons for tightening standards. Weaker demand for commercial real estate loans was reported by 30.0 percent of domestic banks. More than
40.0 percent of domestic banks tightened their standards for commercial real estate loans by raising spreads and demanding higher debt-service coverage ratios. Again, a less favorable economic outlook was cited as the reason for increased tightening. On the consumer side, 35.0 percent of domestic banks reported that demand had weakened over the past three months. Tighter standards for consumer loans were reported by 20.0 percent of domestic banks surveyed. Both demand and credit standards for residential mortgages were reported as unchanged over the past three months. It appears as if the erosion of confidence has spread to the banking industry. Increased tightening standards could compound the economic slowdown if bankers deprive borrowers the funds needed to expand or finance their businesses.

With regard to our commercial loan practices, we were ranked 11th out of 191 Pennsylvania banks in 2000 by the U.S. Small Business Administration's Office of Advocacy for our "small business friendly" lending activities.

Four variables are used to rank small business lending activities:

   - The ratio of small business loans, loans less than $250, to total assets,
   -  The ratio of small business loans to total business loans,
   -  The dollar value of small business loans, and
   -  The number of small business loans.

The composition of the loan portfolio at year-end for the past five years is summarized as follows:


DISTRIBUTION OF LOAN PORTFOLIO

                                         2000             1999             1998             1997             1996
                                   ---------------  ---------------  ---------------  ---------------  ---------------
DECEMBER 31                          AMOUNT    %      AMOUNT    %      AMOUNT    %      AMOUNT    %      AMOUNT    %
----------------------------------------------------------------------------------------------------------------------
Commercial, financial and others.. $ 49,476  16.63% $ 43,907  15.86% $ 31,044  12.51% $ 38,996  15.58% $ 36,416  15.44%
Real estate:
  Construction....................    3,546   1.19     3,164   1.14     2,108   0.85     2,096   0.84     3,657   1.55
  Mortgage........................  205,771  69.16   198,423  71.67   186,004  74.96   180,123  71.98   165,868  70.34
Consumer, net.....................   37,800  12.70    30,830  11.14    28,984  11.68    29,012  11.60    29,862  12.67
Lease financing, net..............      937   0.32       526   0.19
                                   -------- ------  -------- ------  -------- ------  -------- ------  -------- ------
  Loans, net of unearned income...  297,530 100.00%  276,850 100.00%  248,140 100.00%  250,227 100.00%  235,803 100.00%
                                            ======           ======           ======           ======           ======
Less: allowance for loan losses...    3,285            3,799            4,050            3,798            3,944
                                   --------         --------         --------         --------         --------
    Net loans..................... $294,245         $273,051         $244,090         $246,429         $231,859
                                   ========         ========         ========         ========         ========


Our loan portfolio consists of one-to-four family residential mortgage loans, commercial loans, commercial mortgage loans, lease financing and consumer loans. Loans, net of unearned income, totaled $297.5 million at December 31, 2000, an increase of $20.6 million or 7.4 percent, from $276.9 million at December 31, 1999. Although we experienced strong demand for all our credit products, commercial and consumer lending activities contributed significantly to the growth in the loan portfolio. Together, commercial loans and leases and commercial mortgages grew to $102.1 million at year-end 2000, an increase of $8.4 million or 9.0 percent, compared to $93.7 million at the end of 1999. Consumer loans grew $7.0 million or 22.7 percent to $37.8 million at December 31, 2000, from $30.8 million at December 31, 1999. Expansion of our indirect lending activities accounted for approximately 81.0 percent of the consumer loan growth. Also contributing to the growth of our portfolio was a $5.2 million or 3.4 percent increase in residential mortgage loans. Demand for commercial loan products and residential mortgages was consistent throughout 2000. However, similar to that experienced by the banking industry, our demand for consumer loans was concentrated in the first nine months of the year.

The composition of our loan portfolio continued to evolve in 2000. With the opening of our Corporate Center and two new branch offices in 1999, our banking network expanded into more populated urban areas with a higher concentration of commercial business activity. As a result, greater emphasis was placed on commercial lending and indirect lending. These factors, in addition to subdued demand for residential mortgages caused the mix of our loan portfolio to shift in 2000. As a percentage of loans, net of unearned income, commercial loans and leases and commercial mortgage loans equaled 34.3 percent at December 31, 2000, compared to 31.5 percent at December 31, 1999. Consumer loans as a percentage of loans, net of unearned income, increased to 12.7 percent at year-end 2000, from 11.1 percent at the end of the previous year. On the other hand, residential mortgage loans as a percentage of loans, net of unearned income, declined to 53.0 percent, at December 31, 2000, compared to 57.4 percent at December 31, 1999.

Loans averaged $289.2 million in 2000, an increase of $31.0 million or 12.0 percent, compared to the $258.2 million averaged for 1999. Due to the strong loan demand, loans played a more significant role in the earning assets mix during 2000. The ratio of average loans to average earning assets equaled 75.2 percent in 2000, compared to 69.0 percent in 1999. Similarly, the ratio of average loans to average total assets increased to
71.1 percent in 2000, compared to 65.2 percent in 1999. This ratio is significantly higher than that of our peer group. In comparison, for our peer group, this ratio equaled 63.9 percent in 2000 and 61.4 percent in 1999.

Our loan yields reacted to the 100 basis point increase in the prime rate in the first half of 2000. The tax-equivalent yield on our loan portfolio increased 16 basis points to 8.49 percent in 2000, compared to 8.33 percent in 1999. Loan yields progressed upward through the first three quarters of 2000 before declining slightly in the fourth quarter. Significant increases in the tax-equivalent yield took place in the first and third quarters of 2000. The tax-equivalent yield increased 14 basis points in first quarter to 8.37 percent, from 8.23 percent in the fourth quarter of 1999. The yield increased another 21 basis points in the third quarter to 8.61 percent, from 8.40 percent in the second. However in January of 2001, the prime rate has already dropped 100 basis points due to the actions of the FOMC. Further easing by the FOMC is expected in order to spur the economy. Should these actions occur, loan yields could be negatively impacted.

Turbulent mortgage rates throughout most of 2000, caused a significant reduction in the number of homeowners seeking to refinance. The average rate on a fixed-rate first mortgage reached a high of 8.52 percent in the second quarter of 2000 before falling to 7.38 percent at the end of the year. Most homeowners already have mortgages with rates significantly lower than those offered during 2000. Our volume of refinanced residential mortgages declined significantly in 2000, by $6.8 million. The number of refinanced mortgages in 2000 totaled 60, with an aggregate dollar volume of $4.9 million, compared to 135, with an aggregate dollar volume of $11.7 million in 1999.

Our secondary mortgage banking program originates mortgage loans for sale in the secondary market. This program allows us to competitively price conforming one-to-four family residential mortgage loans while, at the same time, reduce our exposure to IRR, increase liquidity and provide an additional source of noninterest income. We retain the servicing rights of the loans sold under this program. During 2000 and 1999, we sold $0.8 million and $3.4 million of residential mortgage loans to one investor, the Federal National Mortgage Association ("FNMA"). Net gains on the sale of these loans included in noninterest income were $18 and $57 in 2000 and 1999. There were $62 of residential mortgage loans held for sale at December 31, 2000. There were no residential mortgage loans held for sale at December 31, 1999. At December 31, 2000, total residential mortgage loans serviced for the FNMA totaled $5.9 million.

For a discussion of the recent SFAS issued by the FASB related to loans sold on the secondary market, refer to the note entitled, "Summary of significant accounting policies-Mortgage servicing rights," in the Notes to Consolidated Financial Statements to this Annual Report.

Mortgage servicing rights, retained after the sale of residential mortgages in the secondary market, are included in other assets. Amortization of the rights is included in noninterest income as a charge against mortgage servicing fees. At December 31, 2000 and 1999, the cost of the mortgage servicing rights approximated their fair value.

Recently, management began the project of restructuring the loan department. This undertaking arose as a result of a need to enhance the administration of this department for the following reasons:

   - Increased demand for commercial loans due to logistical changes in our branch network into areas with greater business lending concentrations. Because of their nature, commercial loans involve a higher degree of credit risk than other loan products. Due to this high degree of risk, it is imperative that adequate procedures are in place to properly manage this lending function.

   - The need for improvement in our asset quality. In recent years, we have experienced increased volumes of net loan charge-offs. In addition, in past years, nonperforming assets reached levels management has deemed unacceptable. We believe enhancements to the administration of special assets and troubled loans will result in continued asset quality improvement.

The following measures were taken, or will be completed early in 2001, as part of the restructuring process:

   - Promotion of a vice president with a high degree of administrative experience to senior vice president and chief credit officer. This professional will be in charge of the administration and reorganization of the loan department into functional areas.

   - Revision of our loan policy. Previously, loan policy guidelines were generalized to the entire lending function. The policy was rewritten, segmenting and specifying guidelines for each specific loan product.

   - Development of a new loan procedures manual. This manual will set forth explicit credit extension and approval criteria for each type of lending activity. This will aid loan officers in extending credits and strengthen our investment in quality assets.

   - Centralization of the approval, documentation and administration of commercial loans, including commercial mortgage loans, and residential mortgage loans. Consumer lending will continue to be decentralized at the branch level. However, the new procedures manual incorporates strict guidelines for consumer lending, with conservative limits on consumer credit extensions.

   - Redirection of loan personnel from other branch locations to the centralized location. This redirection will provide greater internal controls through the segregation of duties and facilitate the entire lending function.

   - Addition of professional, human resources to critical areas. Specific areas included special assets management and commercial credit underwriting.

In addition to this restructuring process, we will initiate a project for the imaging of all loan documentation in 2001. The imaging system will enhance the control and monitoring of credits, facilitate the identification and follow up of problem loans, and assist current borrowers with obtaining additional credit, as all documents will be on-line.

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

We employ the same credit policies and requirements in making off-balance sheet credit commitments as we do for on-balance sheet instruments. Allowance for credit losses, if any, on off-balance sheet commitments is reported separately as a liability. No allowance was deemed necessary at December 31, 2000 and 1999. These commitments are generally issued for one year or less and often expire unused in whole or part by the customer. The amount of collateral obtained is based on the credit evaluation of the customer. The type of collateral varies but may include property, plant and equipment, residential properties, and to a lesser extent, income-producing properties. Our exposure related to off-balance sheet commitments was $31.1 million at December 31, 2000, and $26.4 million at December 31, 1999.

At December 31, 2000, we had no loan concentrations exceeding 10.0 percent of total loans, excluding locational concentrations, to individuals or multiple borrowers engaged in activities that would cause them to be similarly affected by changes in economic or other conditions. We limit our exposure to concentrations of credit risk by the nature of our lending limits, as approximately 53.0 percent of total loans outstanding are secured by residential properties. The average mortgage outstanding on a residential property was $42 at December 31, 2000. In addition, our loan policy restricts loan-to-value ratios to no greater than 80.0 percent of the fair market value of the properties held as collateral. Furthermore, the loan portfolio does not consist of any form of credit involving highly-leveraged transactions, defined as financing transactions that involve the buyout, acquisition or re-capitalization of an existing business and include credits extended to highly-leveraged individuals.

Based on our asset/liability simulation model, management feels confident that it can facilitate loan demand through payments and prepayments on investments and loans and increases in core deposits. Management expects to receive approximately $94.7 million from repayments on loans and investment securities during 2001. In the event an unforeseen increase in loan demand arises, we could facilitate the demand by aggressively competing for deposits or by utilizing various credit products available through the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh").

The maturity distribution and repricing information of the loan portfolio by major classification at December 31, 2000, is summarized as follows:

<CAPTON>

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                                       AFTER ONE
                                                           WITHIN      BUT WITHIN       AFTER
DECEMBER 31, 2000                                         ONE YEAR     FIVE YEARS     FIVE YEARS        TOTAL
-------------------------------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others......................... $ 27,900       $ 16,125       $  5,451     $ 49,476
Real estate:
  Construction...........................................    3,546                                      3,546
  Mortgage...............................................   30,402         67,048        108,321      205,771
Consumer, net............................................   12,620         20,482          4,698       37,800
Lease financing, net.....................................      348            589                         937
                                                          --------       --------       --------     --------
    Total................................................ $ 74,816       $104,244       $118,470     $297,530
                                                          ========       ========       ========     ========

Repricing schedule:
Predetermined interest rates............................. $ 35,341       $ 76,641       $109,589     $221,571
Floating- or adjustable-interest rates...................   75,959                                     75,959
                                                          --------       --------       --------     --------
    Total................................................ $111,300       $ 76,641       $109,589     $297,530
                                                          ========       ========       ========     ========


We continually examine the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 37.4 percent of the loan portfolio is expected to reprice within the next twelve months. This percentage increased in comparison to 35.6 percent repricing within the same time period at December 31, 1999. As a result of heightened commercial lending activities, adjustable-rate loans increased significantly for the second year in a row. Adjustable-rate loans totaled $76.0 million at December 31, 2000, an increase of $13.9 million or 22.4 percent from $62.1 million at year-end 1999. Adjustable-rate loans accounted for 25.5 percent of the loan portfolio at the end of 2000, compared to 22.4 percent at December 31, 1999. Fixed-rate loans increased $6.8 million to $221.6 million at December 31, 2000, from $214.8 million at December 31, 1999. However, as a percentage of the total loan portfolio, fixed-rate loans declined to 74.5 percent at year-end 2000, compared to 77.6 percent at the end of 1999. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans.

ASSET QUALITY:

Despite the economic slowdown in the fourth quarter, favorable economic conditions persisted throughout much of 2000. As a result, the total number of bankruptcy filings fell for the second straight year. According to the most recent data released by the Administrative Office of the U.S. Courts, the total number of new bankruptcy cases filed within the 12-month period ended September 30, 2000, declined 6.8 percent in comparison to the same 12-month period of 1999. The number of personal bankruptcy cases also declined 7.7 percent to 1.2 million from 1.3 million for the respective periods of 2000 and 1999. In addition, the number of business failings declined 6.6 percent over the same time frame.

The decline in bankruptcies did little to aid the deteriorating asset quality experienced by the banking industry. According to the FDIC, nonperforming loans and leases for all FDIC-insured commercial banks increased $9.9 billion to $42.9 billion at December 31, 2000, from $33.0 billion at year-end 1999. For all commercial banks, the ratio of nonperforming assets to total assets increased to 0.74 percent at the end of 2000, from 0.63 percent at the end of the previous year. The Nation's largest banks experienced the worst deterioration. For banks with assets greater than $10.0 billion, this ratio weakened to 0.79 percent at the end of 2000, from 0.66 percent at year-end 1999. The deterioration was not concentrated in any specific industry or region. For the most part, the weakening resulted from lax underwriting standards for commercial and industrial loans in previous years, coupled with the recent economic slowdown, which hampered the performance of large syndicated loans. Banks with asset sizes similar to ours also experienced asset quality deterioration, but not to the extent of large banks. This ratio, for banks with asset sizes ranging from $100.0 million to $1.0 billion, was 0.61 percent and 0.57 percent at December 31, 2000 and 1999.

Pennsylvania commercial banks experienced only slight asset quality deterioration. The ratio of nonperforming assets to total assets remained constant at 0.66 percent at December 31, 2000 and 1999. However, their ratio of nonperforming loans, impaired loans and accruing loans past due 90 days or more, to total loans, weakened to 0.93 percent at year-end 2000 from 0.89 percent at the end of the previous year.

We are committed to developing and maintaining sound, quality assets through our credit risk management procedures. Credit risk is the risk to earnings or capital which arises from a borrower's failure to meet the terms of their loan agreement. Credit risk was, and will continue to be, a major concern addressed in the process of restructuring the loan department and the revision of the loan policy and procedures. We manage credit risk by diversifying the loan portfolio and applying policies and procedures designed to foster sound lending practices. These policies include certain standards that assist lenders in making judgments regarding the character, capacity, capital structure and collateral of the borrower. In addition, the lender must determine the borrower's ability to repay the credit based on prevailing and expected business conditions. The Board of Directors establishes the lending authority of all credit officers, in the case of commercial loans and branch managers, in the case of consumer loans, and reviews this authority at least annually. Credits beyond the scope of the lending officers and branch managers are forwarded to the Loan Committee. This committee, comprised of senior lending management and board members, attempts to assure the quality of the loan portfolio through careful analysis of credit applications, adherence to credit policies and examination of outstanding loans and delinquencies. These procedures assist in the early detection and timely follow-up of problem loans. Credits in excess of $1.0 million are subject to approval by the Board of Directors.

Credit risk is also minimized by an annual internal loan review of our portfolio. In addition, we contract with an external loan review company to perform an annual independent review of the portfolio. The independent loan review aids management in identifying deteriorating financial conditions of borrowers, allowing them to assist customers in remedying these situations. The results of an independent loan review conducted by an external reviewer at June 30, 2000, indicated no material difference from the assets identified through our own loan review program.

In accordance with generally accepted accounting principles ("GAAP"), we consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, or the fair value of collateral if the loan is collateral-dependent. When the measure of an impaired loan is less than the recorded investment in the loan, the impairment is recognized by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses. We utilize the specific identification method when considering each loan for impairment disclosure.

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include accruing loans past due 90 days or more and impaired loans. Impaired loans consist of nonaccrual and restructured loans. A loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections, after a loan has been placed on nonaccrual status, are credited to a suspense account until either the loan is returned to performing status or charged-off. The interest accumulated in the suspense account is credited to income if the loan is returned to performing status. However, if the loan is charged-off, the accumulated interest is applied as a principal reduction at the time the loan is charged-off. A nonaccrual loan is returned to performing status when the loan is current as to principal and interest and has performed with the contractual terms for a minimum of six months.

Restructured loans are loans with original terms, interest rates, or both, that have been modified as a result of a deterioration in the borrower's financial condition. Interest income on restructured loans is recognized when earned using the interest method. We had the same one restructured loan during 2000 and 1999.

Foreclosed assets are comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures. These properties are included in other assets. A loan is classified as in-substance foreclosure when we have taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Foreclosed assets are recorded at the lower of the related loan balance or 80.0 percent of its fair market value for residential properties and 75.0 percent of its fair market value for commercial properties at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. Subsequent declines in the recorded value of the property prior to its disposal and costs to maintain the assets are included in other expenses. No allowance for losses has been established subsequent to the acquisition of foreclosed assets at December 31, 2000 and 1999. In addition, any gain or loss realized upon disposal is included in noninterest income or expense. The historical average holding period for such properties is less than twelve months.

Information concerning nonperforming assets for the past five years is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.


DISTRIBUTION OF NONPERFORMING ASSETS

DECEMBER 31                                                          2000     1999     1998     1997     1996
-------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial, financial and others.................................. $  141   $  166   $   78   $  197   $  251
Real estate:
  Construction....................................................
  Mortgage........................................................  1,469    2,272    2,223    2,063    1,018
Consumer, net.....................................................     74       33        7       12
Lease financing, net..............................................
                                                                   ------   ------   ------   ------   ------
    Total nonaccrual loans........................................  1,684    2,471    2,308    2,272    1,269
                                                                   ------   ------   ------   ------   ------
Restructured loans................................................    124      149      174      189      225
                                                                   ------   ------   ------   ------   ------
    Total impaired loans..........................................  1,808    2,620    2,482    2,461    1,494
                                                                   ------   ------   ------   ------   ------

Accruing loans past due 90 days or more:
Commercial, financial and others..................................     23      726      131      321      359
Real estate:
  Construction....................................................
  Mortgage........................................................    449    2,768    1,035    2,536    1,247
Consumer, net.....................................................    353      471      387      312      291
Lease financing, net..............................................
                                                                   ------   ------   ------   ------   ------
    Total accruing loans past due 90 days or more.................    825    3,965    1,553    3,169    1,897
                                                                   ------   ------   ------   ------   ------
    Total nonperforming loans.....................................  2,633    6,585    4,035    5,630    3,391
                                                                   ------   ------   ------   ------   ------
Foreclosed assets.................................................  1,391      359      240      405      420
                                                                   ------   ------   ------   ------   ------
    Total nonperforming assets.................................... $4,024   $6,944   $4,275   $6,035   $3,811
                                                                   ======   ======   ======   ======   ======

Ratios:
Impaired loans as a percentage of loans, net......................   0.61%    0.95%    1.00%    0.98%    0.63%
Nonperforming loans as a percentage of loans, net.................   0.88     2.38     1.63     2.25     1.44
Nonperforming assets as a percentage of loans, net................   1.35%    2.51%    1.72%    2.41%    1.62%


Unlike most commercial banks, our asset quality improved significantly from the previous year, as evidenced by the $2.9 million or 42.0 percent decline in nonperforming assets to $4.0 million at December 31, 2000, from $6.9 million at December 31, 1999. As a percentage of loans, net of unearned income, nonperforming assets equaled 1.35 percent at December 31, 2000, compared to 2.51 percent at the end of 1999. Foreclosed assets increased $1,032 during 2000. Fourteen loans totaling $1,556 were transferred to foreclosed assets. Thirteen properties with an aggregate carrying value of $456 were sold for $399, resulting in a net realized loss of $57. Writedowns charged to noninterest expense on foreclosed assets amounted to $31 in 2000. In addition, two properties with an aggregate carrying value of $37 were donated to an area nonprofit organization. The carrying values of all foreclosed properties at December 31, 2000, did not exceed 80.0 percent of their collateral values in the case of residential properties, and 75.0 percent of their collateral values in the case of commercial properties.

During the past two years, we hired additional staff in our Special Assets and Collections Departments in order to improve the management and recovery of nonperforming assets. Efforts in this area focused on improving and consistently applying procedures regarding delinquent credits. These procedures focus on early detection and timely follow-up of past due loans in order to identify potential problem loans and attempt to correct them before they deteriorate.

As a result of these efforts, nonperforming loans declined $4.0 million in 2000. A decrease in the amount of accruing loans past due 90 days or more, and to a lesser extent, nonaccrual loans, caused the improvement. We experienced a reduction in the amount of accruing loans past due 90 days or more of $3.2 million or 80.0 percent. In addition, the amount of nonaccrual loans improved $0.8 million or 32.0 percent. Our ratio of nonperforming loans as a percentage of loans, net of unearned income, declined to 0.88 percent at December 31, 2000, from 2.38 percent at year-end 1999. The asset quality improvement brings our ratio in line with that of our peer group, who also experienced an improvement. This ratio for our peer group equaled
0.78 percent and 0.94 percent at December 31, 2000 and 1999.

At December 31, 2000 and 1999, we had a recorded investment in impaired loans of $1,808 and $2,620. The recorded investment in impaired loans averaged $2,473 in 2000 and $2,564 in 1999. At December 31, 2000, the
amount of recorded investment in impaired loans for which there was a related allowance for loan losses and the amount of the allowance was $1,684 and $405. Comparatively, the amount of these loans and their related allowance was $2,471 and $613, at December 31, 1999. The amount of recorded investment for which there was no related allowance for loan losses was $124 and $149 at December 31, 2000 and 1999. During 2000, activity in the allowance for loan losses account related to impaired loans included a provision charged to operations of $116 and losses charged to the allowance of $324. There were no recoveries of impaired loans during 2000. The 1999 activity in the allowance for loan losses account related to impaired loans included a provision charged to operations of $472, losses charged to the allowance of $546 and recoveries of impaired loans previously charged-off of $45. Interest income related to impaired loans would have been $293 in 2000 and $253 in 1999, had the loans been current and the terms of the loans not been modified. Interest recognized on impaired loans amounted to $104 in 2000 and $53 in 1999. Included in these amounts was interest recognized on a cash basis of $104 and $53. Cash received on impaired loans applied as a reduction of principal totaled $264 in 2000 and $266 in 1999. There were no commitments to extend additional funds to customers with impaired loans at December 31, 2000 and 1999.

Classified assets are those cited by bank examiners, or by the bank's internal rating system, as having an undesirable degree of risk.
Regulators separate classified assets into three major categories based on degree of risk:

     -  Substandard,
     -  Doubtful, and
     -  Loss.

Accordingly, as part of their routine annual examination process, regulators classified our assets in 2000. The result of the review indicated that the ratio of risk-weighted classified assets as a percentage of Tier I capital plus the allowance for loan losses remained relatively unchanged from the 1999 examination.

Our allowance for loan losses account is established through charges to earnings as a provision for loan losses. Loans, or portions of loans determined to be uncollectible, are charged against the allowance account with any subsequent recoveries being credited to the account. Nonaccrual, restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted. Consumer loans are considered losses when they are 120 days past due, except those expected to be recovered through insurance or collateral disposition proceeds. Under GAAP, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. We maintain the allowance for loan losses at a level believed adequate to absorb estimated potential credit losses. We employ the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan Losses as the primary analytical tool in assessing the adequacy of the allowance account by assigning qualitative factors to each element of the allowance. The allowance for loan losses consists of two elements: allocated and unallocated.

The allocated element consists of a formula portion and a specific portion. We utilize the loss mitigation method for estimating the formula portion of the allocated element of the allowance for loan losses. Loss mitigation involves determining the percentage of each classification of individual loans and loan pools that are expected to ultimately result in loss based on historical experience. This estimating method and the assumptions used for the method have been followed in a consistent manner. Commercial loans and commercial real estate loans are classified and have historical percentages applied on an asset-by-asset basis. Residential mortgages and consumer loans have historical percentages applied on a pool-by-pool basis. The historical loss percentages are updated quarterly and are based on the actual amount of loans in each classification that resulted in loss over the past eight quarters. The historical loss experience is only a starting point for estimating the allowance for loan losses. We add to these historical loss percentages a qualitative percentage representing a number of other relevant factors that may cause estimated credit losses associated with our current portfolio to differ from historical loss. These risk factors include:

     -  Changes in lending policies and procedures,
     -  Economic conditions,
     -  Nature and volume of the portfolio,
     -  Loan review system,
     -  Volumes of past due and impaired loans,
     -  Concentrations,
     -  Borrowers' financial status,
     -  Collateral value,
     -  Experience, ability and depth of lending management,
     -  Volume of net charge-offs, and
     -  Other factors deemed relevant.

Specific allowances are established for individual loans, on a case-by-case basis, where management has identified that certain conditions or circumstances are present that indicate the probability of a loss will be incurred. Specific reserves are determined through assessment of the borrower's ability to repay and the fair value of the collateral, if the loan is collateral-dependent. If the carrying amount of the loan exceeds the discounted expected cash flows or the value of the underlying collateral, the excess is specifically reserved.

The unallocated portion is used to cover inherent losses that exist as of the evaluation date, but which have not been identified by the loss mitigation method due to limitations in the process. One such limitation is that it does not take into account deviations of current losses from historical experience. This may cause estimated credit losses associated with our current portfolio to differ from historical loss experience resulting in an allowance that is higher or lower than the appropriate level. We establish the unallocated element of the allowance judgementally by considering a number of the risk factors similar to the ones used for determining the allocated element.

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

The volume of the allowance for loan losses and the composition of its elements varied throughout 2000 based on changes in many of these risk factors. There are no known trends which would lead us to believe that the current level of the allowance for loan losses is not adequate to cover expected loan losses.

In addition to classifying our assets, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require us to recognize additions to the allowance based on information available to them at the time of their examination. We are unaware of any such requirements based on the results of our latest regulatory examination at September 30, 2000.

The composition of the allowance for loan losses for the past five years is summarized as follows:


COMPOSITION OF THE ALLOWANCE FOR LOAN LOSSES

DECEMBER 31,                                                 2000       1999       1998       1997       1996
-------------------------------------------------------------------------------------------------------------
Allocated allowance:
  Formula................................................. $2,067     $2,420     $2,620     $2,238     $2,087
  Specific................................................               937        957        124         73
                                                           ------     ------     ------     ------     ------
    Total allocated allowance.............................  2,067      3,357      3,577      2,362      2,160
Unallocated allowance.....................................  1,218        442        473      1,436      1,784
                                                           ------     ------     ------     ------     ------
    Total allowance for loan losses....................... $3,285     $3,799     $4,050     $3,798     $3,944
                                                           ======     ======     ======     ======     ======


The formula portion of the allocated allowance was $2,067 at December 31, 2000, and $2,420 at December 31, 1999. The $353 decrease resulted primarily from a decline in the amount of certain classified commercial loans and commercial real estate loans, which had higher historical loss percentages.

There were no specific allocations to the allowance at year-end 2000. Specific allocations totaled $937 at the end of 1999. Loans designated by management as having the probability for loss at the end of 1999 were either tranferred to foreclosed assets or charged-off. There were no loans designated as having the probability for loss at December 31, 2000.

At December 31, 2000 and 1999, the unallocated allowance was $1,218 and $442. The unallocated allowance is based on management's evaluation of the underlying inherent losses in the loan portfolio. In evaluating the appropriateness of the change in the unallocated allowance, we considered the following factors:

  - The increase in the loan portfolio in relation to total earning assets. The average volume of loans, net of unearned income, as a percentage of average earning assets increased to 75.2 percent at December 31, 2000, from 69.0 percent at the end of 1999.

  - The change in the composition of the loan portfolio. As a percentage of the total loan portfolio, commercial loans, which have inherently more risk than loans secured by real estate, increased to 16.6 percent at year-end 2000, from 15.9 percent at the end of the previous year.

  - The volume of net charge-offs. The volume of net loans charged-off has consistently increased over the past five years.

  - Economic uncertainty. The economic outlook in the near future appears to be deteriorating due to the recent slowdown. In addition, recent layoff announcements made by businesses in our market area could have an adverse effect on our asset quality.

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:


RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

DECEMBER 31                                                          2000     1999     1998     1997     1996
-------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period.................. $3,799   $4,050   $3,798   $3,944   $3,903
Loans charged-off:
Commercial, financial and others..................................    580      587      410      271      523
Real estate:
  Construction....................................................
  Mortgage........................................................    158      108      119      211       88
Consumer, net.....................................................    291      269      260      175      115
Lease financing, net..............................................
                                                                   ------   ------   ------   ------   ------
    Total.........................................................  1,029      964      789      657      726
                                                                   ------   ------   ------   ------   ------

Loans recovered:
Commercial, financial and others..................................     29       57       67       15      284
Real estate:
  Construction....................................................
  Mortgage........................................................      4       50       46       40      130
Consumer, net.....................................................     62       71       73       96       53
Lease financing, net..............................................
                                                                   ------   ------   ------   ------   ------
    Total.........................................................     95      178      186      151      467
                                                                   ------   ------   ------   ------   ------
Net loans charged-off.............................................    934      786      603      506      259
                                                                   ------   ------   ------   ------   ------
Provision for loan losses.........................................    420      535      855      360      300
                                                                   ------   ------   ------   ------   ------
Allowance for loan losses at end of period........................ $3,285   $3,799   $4,050   $3,798   $3,944
                                                                   ======   ======   ======   ======   ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding   0.32%    0.30%    0.24%    0.21%    0.12%
Allowance for loan losses as a percentage of period end loans.....   1.10%    1.37%    1.63%    1.52%    1.67%


The allowance for loan losses was $3.3 million at December 31, 2000, and $3.8 million at December 31, 1999. The decrease in the allowance was caused by net loans charged-off exceeding the provision for loan losses.
As a percentage of loans, net of unearned income, the allowance for loan losses equaled 1.10 percent at year-end 2000, compared to 1.37 percent at the end of the previous year. The decline in this ratio was due to a higher volume of net charge-offs, coupled with the significant growth of our loan portfolio. In comparison, for our peer group, the allowance account equaled 1.18 percent and 1.17 percent of loans, net of unearned income, at December 31, 2000 and 1999.

At December 31, 2000, the coverage ratio, the allowance for loan losses account as a percentage of nonperforming loans, equaled 124.8 percent, compared to 57.7 percent at the end of the previous year. The allowance covered 81.6 percent and 54.7 percent of nonperforming assets at December 31, 2000 and 1999. We will continue to make provisions to the allowance in 2001 based on our evaluations of the allowance for loan losses account.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses. Any subsequent recoveries are credited to the allowance account. Net charge-offs amounted to $934 or 0.32 percent of average loans outstanding in 2000 compared to $786 or 0.30 percent in 1999. Net charge-off levels for our peer group were 0.15 percent and 0.18 percent in 2000 and 1999.

DEPOSITS:

A major problem that has plagued the banking industry in recent years is attracting low-cost core deposits. Substantial stock market gains in recent years caused a sense of wealth for individuals. Personal income growth was soon used up by eager-to-spend consumers. As a result, personal savings rates declined. Lower savings rates, coupled with increased loan demand in recent years, forced banks to fund the demand with higher-costing time deposits and wholesale borrowings. Disposable personal income rose 5.3 percent, however the personal savings rate declined 0.1 percent in 2000. Although the banking industry experienced solid deposit growth in 2000, much of the growth was derived from higher-costing time deposits. Total deposits for all FDIC-insured commercial banks increased $346 billion to $4,177 billion at December 31, 2000, from $3,831 billion at the end of 1999. For these institutions, noninterest-bearing deposits increased $63 billion or 8.9 percent, while interest-bearing deposits rose $283 billion or 9.1 percent. Higher volumes of expensive time deposits primarily accounted for the increase in interest-bearing accounts. FDIC-insured banks with total assets ranging from $100.0 million to $1.0 billion also experienced deposit growth, but to a lesser extent. For these banks, total deposits increased $21 billion or 3.4 percent. Similarly, deposit growth for FDIC-insured Pennsylvania banks was not significant, at 2.5 percent.

Our local peer group experienced a solid 7.8 percent increase in total deposits and a 6.3 percent increase in interest-bearing deposits. Contrary to all FDIC-insured commercial banks, the role of interest-bearing deposits as part of the total deposit mix declined. The ratio of interest-bearing deposits to total deposits declined from 89.5 percent in 1999 to 88.2 percent in 2000. With respect to our deposit growth, we experienced an increase in average deposits of 3.6 percent in 2000. Average interest-bearing deposits grew 3.6 percent, while average noninterest-bearing deposits increased 3.3 percent. As part of our total deposit mix, interest-bearing deposits remained constant at 89.6 percent of total deposits. The majority of our interest-bearing deposit growth was concentrated in two areas, savings accounts and time deposits $100 or more. Average savings accounts increased 7.7 percent, which arose from a 35.8 percent increase in our cash management system ("CMS") accounts. Through a CMS account, commercial customers can earn interest on excess funds in their business checking accounts. At then end of each business day, excess funds are swept into an interest-bearing account. Growth in CMS accounts was directly related to the recent expansion into areas with a higher concentration of commercial activity. The volume of average time deposits $100 or more rose
42.2 percent in 2000. The increase resulted from stronger deposit relationships with local area school districts.

In response to the FOMC's further tightening actions, deposit rates continued to increase throughout the first half of 2000. By mid-year, deposit rates leveled off before declining by year-end. These actions had very little effect on the cost of transaction accounts, however costs paid for certificates of deposit fluctuated dramatically throughout 2000. For Northeastern Pennsylvania banks, the average rate paid for a six-month certificate of deposit increased 48 basis points to 5.08 percent at June 30, 2000, from 4.60 percent at the end of 1999. The rates paid for a one-year certificate and a five-year certificate rose 64 basis points and 32 basis points. With market rates stabilizing and no further actions taken by the FOMC for the remainder of the year, certificate of deposit rates fell, to varying degrees, by the end of 2000. Competition for short-term certificates of deposit within our market area remained intense. As a result, the average six-month certificate of deposit rate declined only 4 basis points to 5.04 percent at December 31, 2000. In comparison, the rate paid for a one-year certificate fell 14 basis points to 5.46 percent at the end of 2000. The rate paid on a five-year certificate dropped even further, 24 basis points to 5.65 percent at year-end 2000. At the end of the second quarter of 2000, we changed our deposit-pricing strategy to attract maturing certificates of deposits into shorter-term maturities. The strategy involved inverting our deposit yield curve to more closely resemble that of U.S. Treasuries. Shorter-term maturities yielded higher rates than longer-term maturities. The yield on the one-year U.S. Treasury was 6.43 percent at June 30, 2000. Whereas, the five-year U.S. Treasury yield was 6.31 percent. Similarly, we raised the rates on our six-month and one-year certificates to 6.10 percent and 6.15 percent, from 5.00 percent at June 30, 2000, and lowered the rates on our longer-term certificates below the shorter-term certificates. Specifically, we lowered the rate on our five-year certificate to 6.01 percent from 6.59 percent. We took this action in anticipation of lower market rates as the FOMC moved their bias from tightening to accommodating due to increasing evidence of a slowdown in the economy. By year-end 2000, the U.S. Treasury curve had fallen significantly and had inverted even further. The one-year U.S. Treasury yielded 5.60 percent, 43 basis points higher than the five-year at 5.17 percent. At December 31, 2000, our deposit curve remained inverted. Specifically, the rates paid for a six-month, one-year and five-year certificate were 5.75 percent, 6.05 percent and 5.39 percent. Local community banks in our market area retained a traditional deposit curve, where longer-term certificates are paid higher rates than shorter-term certificates. Local community banks paid on average 5.29 percent, 5.70 percent and 5.89 percent for their respective-term certificates. We believe that the inverted deposit curve will be advantageous to our overall cost of deposits, as a greater amount of certificates will be repricing in the near term when deposit rates are significantly lower.

The average amount of, and the rate paid on, the major classifications of deposits for the past five years are summarized as follows:



DEPOSIT DISTRIBUTION

                                   2000              1999              1998              1997              1996
                              ---------------   ---------------   ---------------   ---------------   ---------------
                              AVERAGE AVERAGE   AVERAGE AVERAGE   AVERAGE AVERAGE   AVERAGE AVERAGE   AVERAGE AVERAGE
YEAR ENDED DECEMBER 31        BALANCE    RATE   BALANCE    RATE   BALANCE    RATE   BALANCE    RATE   BALANCE    RATE
---------------------------------------------------------------------------------------------------------------------
                                                                                            <C.
Interest-bearing:
Money market accounts....... $ 20,710    3.55% $ 19,466    3.12% $ 17,643    3.13% $ 16,854    3.16% $ 18,144    2.92%
NOW accounts................   25,569    2.37    24,671    2.45    21,366    2.19    18,464    2.18    16,661    2.02
Savings accounts............   73,171    2.52    67,920    2.38    64,113    2.58    65,081    2.92    67,144    3.00
Time deposits less than $100  175,522    5.66   181,164    5.42   175,954    5.61   165,487    5.70   157,271    5.67
Time deposits $100 or more..   32,302    5.98    22,710    5.69    23,936    5.89    29,092    6.17    27,755    5.93
                             --------          --------          --------          --------          --------
  Total interest-bearing....  327,274    4.60%  315,931    4.41%  303,012    4.60%  294,978    4.77%  286,975    4.69%
Noninterest-bearing.........   37,953            36,757            32,550            27,448            26,329
                             --------          --------          --------          --------          --------
  Total deposits............ $365,227          $352,688          $335,562          $322,426          $313,304
                             ========          ========          ========          ========          ========


Deposits totaled $378.7 million at December 31, 2000, an increase of $16.2 million compared to $362.5 million at December 31, 1999. Noninterest-bearing transaction accounts increased $3.2 million, while interest-bearing deposits rose $13.0 million. The increase in transaction accounts resulted from additional commercial relationships. The growth in interest-bearing deposits was mainly due to an increase in money market accounts and time deposits $100 or more. Money market accounts grew $3.5 million to $28.9 million at December 31, 2000, from $25.4 million at the end of 1999. Large dollar time deposits totaled $33.7 million at year-end 2000, an increase of $10.4 million, compared to $23.3 million at the end of the previous year. The growth in both categories was directly attributable to further deposit relationships with school districts located within our market area. Deposits averaged $365.2 million in 2000, an increase of $12.5 million compared to $352.7 million averaged in 1999. As previously mentioned, the average deposit growth resulted from an increase in time deposits $100 or more, due to our relationships with area school districts, and savings accounts, which resulted from growth in our CMS accounts. The growth was partially offset by a decline in time deposits less than $100. We did not aggressively compete for these deposits in the first half of the year due to the high cost of such funds. Once interest rates stabilized and we began competitively pricing shorter-term certificates, growth for these types of deposits resumed in the fourth quarter.

The additional tightening actions of the FOMC resulted in higher costs for the banking industry. As a percentage of average earning assets, the cost of funds for all FDIC-insured commercial banks increased 63 basis points to
4.34 percent in 2000, compared to 3.71 percent in 1999. The cost of funds for insured Pennsylvania banks and banks in our peer group rose 41 basis points and 36 basis points. We also experienced an increase in our costs, however the increase was not as severe as that experienced by our peer group. Our cost of deposits increased 19 basis points to 4.60 percent in 2000, from 4.41 percent in 1999. The majority of the increase in our deposit costs occurred in the first and fourth quarters of 2000. Deposit costs averaged 12 basis points higher in the first quarter of 2000, compared to the fourth quarter of 1999. The rise in general market rates and competitive pressures caused the increase. Our deposit costs leveled off in the second and third quarters before increasing 18 basis points in the fourth quarter. The fourth quarter increase resulted from competitively pricing our short-term certificates of deposits. We expect our deposit cost to decline in the near term due to the lowering of interest rates by the FOMC beginning in January 2001. As a result, these short-term certificates of deposit will reprice in the near future when market rates are lower. We also plan to continue attracting a higher concentration of low-costing transaction accounts of larger balance commercial customers. Furthermore, as part of our sales and service program, employees will be trained in cross-selling techniques to promote lower-costing deposit products.

Volatile deposits, time deposits $100 or more, totaled $33.7 million at December 31, 2000, an increase of $10.4 million compared to $23.3 million at December 31, 1999. As previously mentioned, the increase resulted from strengthening relationships with area school districts. Large denomination certificates of deposit are typically short-term, high-cost funds. We continued to be less reliant on this type of funding as compared to the peer group in 2000. Average volatile deposits, as a percentage of average total assets, equaled 7.9 percent in 2000, compared to 11.6 percent for the peer group. Our average cost of these funds increased 29 basis points to
5.98 percent in 2000, from 5.69 percent in 1999. The peer group experienced a 41 basis point increase in their cost for volatile deposits.

Maturities of time deposits $100 or more for the past five years are summarized as follows:


MATURITY DISTRIBUTION OF TIME DEPOSITS $100 OR MORE

DECEMBER 31                                                  2000       1999       1998       1997       1996
-------------------------------------------------------------------------------------------------------------
Within three months...................................... $17,281    $ 3,752    $ 7,956    $ 3,195    $ 8,598
After three months but within six months.................   3,357      5,240      4,939      2,819      9,958
After six months but within twelve months................   5,761      5,411      8,802      6,334     11,262
After twelve months......................................   7,327      8,850      5,391      8,484      6,047
                                                          -------    -------    -------    -------    -------
  Total.................................................. $33,726    $23,253    $27,088    $20,832    $35,865
                                                          =======    =======    =======    =======    =======


Many financial institutions relied on wholesale borrowing as an alternative funding source because of reduced deposit growth in 2000. Although our average volume of borrowed funds rose from $1,433 in 1999 to $2,411 in 2000, this rise was primarily for meeting temporary funding requirements. Furthermore, we do not expect to rely on wholesale borrowing as a permanent source of our funding.

Short-term borrowings available to us consist of a line of credit and advances with the FHLB-Pgh secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investment and mortgage-backed securities and mortgage loans. The line is limited to our maximum borrowing capacity ("MBC") with the FHLB-Pgh, which is based on a percentage of qualifying collateral assets. At December 31, 2000, our MBC was $170.8 million. Interest accrues daily on the line based on the rate of FHLB-Pgh discount notes. This rate resets each day. The line is renewable annually on its anniversary date and carries no associated commitment fees. The FHLB-Pgh has the right to reduce or terminate the line at any time without prior notice and we may repay the line at any time without incurring prepayment penalties. Short-term advances are issued with maturities less than one year based on the FHLB-Pgh's current cost of funds rate. Advances are limited to our MBC and are not prepayable. There are no commitment fees associated with the advances, except for those of forward settlement that are based on FHLB-Pgh hedging costs.

We had no short-term borrowings outstanding at December 31, 2000. Short-term borrowings outstanding at December 31, 1999, under the line of credit agreement were $5,500. The average daily balance and weighted-average rate on aggregate short-term borrowings was $2,374 at 6.3 percent in 2000 and $1,393 at 5.3 percent in 1999. The maximum amount of all short-term borrowings outstanding at any month-end was $11,200 during 2000 and $7,025 during 1999. Short-term borrowings during 2000 and 1999 consisted entirely of the FHLB-Pgh line of credit.

Long-term debt at December 31, 2000 and 1999, consisted entirely of a 7.5 percent fixed-rate, amortizing advance from the FHLB-Pgh Community Investment Program. This advance matures on September 2, 2009. The scheduled principal payments on the note for the next five years total $3 for each of the three years 2001 through 2003 and $4 for 2004 and 2005. The prepayment fee applicable to the advance is equal to the present value of the difference between cash flows generated at the advance rate from the date of the prepayment until the original maturity date, and the cash flows that would result from the interest rate posted by the FHLB-Pgh on the date of prepayment for an advance of comparable maturity. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB-Pgh stock. The average daily balance on long-term debt in 2000 was $37 with a weighted-average rate of 7.5 percent. For 1999, the average daily balance on long-term debt was $40 with a weighted-average rate of 7.5 percent.

MARKET RISK SENSITIVITY:

Market risk is the risk to our earnings or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily IRR associated with our lending, investing and deposit-gathering activities. During the normal course of business, we are not exposed to foreign currency exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value, and provide a basis for the expected change in future earnings related to the interest rate. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high IRR level may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

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

We utilize the tabular presentation alternative in complying with quantitative and qualitative disclosure rules. Information with respect to maturities and fair values of other financial instruments at December 31, 2000, is summarized as follows. For expected maturity distributions, other financial assets and liabilities are presented based on their carrying values, except for investment securities, which are based on amortized costs. Investment distributions and their related weighted-average interest rates are based on contractual maturities, with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities are presented based upon estimated principal cash flows and related weighted-average interest rates, assuming no change in the current interest rate environment. The amount of, and weighted-average interest rate earned on equity securities, are included in the "Thereafter" maturity category. Loans and their related weighted-average interest rates are categorized based on payment due dates, assuming no change in current interest rates. For noninterest-bearing deposits, money market, NOW and savings accounts that have no contractual maturity, principal cash flows and related weighted-average interest rates are presented based on our historical experience, judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. The table presents distributions and related weighted-average interest rates for time deposits, short-term borrowings and long-term debt based on contractual maturities assuming no change in current interest rates. The weighted-average yields of tax-exempt securities and loans have been computed on a tax-equivalent basis using the statutory tax rate of 34.0 percent. For additional information on the assumptions used to determine fair values, refer to the note entitled "Summary of significant accounting policies-Fair value of financial instruments," in the Notes to Consolidated Financial Statements to this Annual Report.


MARKET RISK DISCLOSURES

                                                              EXPECTED MATURITY DATE
                                   --------------------------------------------------------------------------
                                                                                    THERE-               FAIR
                                       2001     2002     2003     2004     2005     AFTER     TOTAL     VALUE
                                   --------------------------------------------------------------------------
Other financial assets:
Cash and due from banks........... $ 11,919                                                $ 11,919  $ 11,919
Average interest rate.............
Federal funds sold................   25,500                                                  25,500    25,500
Average interest rate.............     4.50%                                                   4.50%
Investment securities:
U.S. Treasuries and agencies......    3,006                    $ 1,009                        4,015     4,026
Average interest rate.............     5.03%                      6.20%                        5.32%
State and municipals..............    1,460  $   510  $   625      190  $   100  $ 16,398    19,283    20,075
Average interest rate.............     6.53%    6.98%    7.39%    5.91%    8.50%     7.99%     7.82%
Mortgage-backed securities........   15,451   13,528    9,087    4,668    1,779       992    45,505    45,269
Average interest rate.............     5.93%    5.97%    5.97%    5.97%    5.97%     6.02%     5.96%
Equity securities.................                                                  1,823     1,823     1,876
Average interest rate.............                                                   6.94%     6.94%
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total...........................   19,917   14,038    9,712    5,867    1,879    19,213    70,626    71,246
  Average interest rate...........     5.84%    6.01%    6.06%    6.01%    6.10%     7.79%     6.46%
Loans held for sale, net..........       62                                                      62        63
Average interest rate.............     8.38%                                                   8.38%
Net loans:
Fixed-rate........................   34,950   23,547   20,508   17,598   14,139   108,383   219,125   211,699
Average interest rate.............     9.06%    8.83%    8.73%    8.58%    8.47%     7.99%     8.40%
Adjustable-rate...................   39,040   10,591   12,069    3,467    1,174     8,779    75,120    75,120
Average interest rate.............     9.73%    8.86%    9.08%    8.53%    9.19%     9.36%     9.40%
                                   --------  -------  -------  -------  -------  --------  --------   -------
  Total...........................   73,990   34,138   32,577   21,065   15,313   117,162   294,245   286,819
  Average interest rate...........     9.41%    8.84%    8.86%    8.57%    8.53%     8.09%     8.66%
Accrued interest receivable.......    2,014                                                   2,014     2,014
Average interest rate.............
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total........................... $133,402  $48,176  $42,289  $26,932  $17,192  $136,375  $404,366  $397,561
                                   ========  =======  =======  =======  =======  ========  ========  ========

Other financial liabilities:
Noninterest-bearing deposits...... $  8,245  $ 7,460  $ 6,675  $ 5,889  $ 5,105  $  5,889  $ 39,263  $ 39,263
Average interest rate.............
Interest-bearing liabilities:
Money market, NOW and savings.....   26,970   24,401   21,832   19,264   16,695    19,266   128,428   128,428
Average interest rate.............     2.74%    2.74%    2.74%    2.74%    2.74%     2.74%     2.74%
Time deposits.....................  113,834   48,566   21,457    7,259   19,250       664   211,030   212,822
Average interest rate.............     5.78%    5.79%    5.98%    5.66%    6.29%     6.78%     5.85%
Long-term debt....................        3        3        3        4        4        19        36        36
Average interest rate.............     7.49%    7.49%    7.49%    7.49%    7.49%     7.49%     7.49%
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total...........................  140,807   72,970   43,292   26,527   35,949    19,949   339,494   341,286
  Average interest rate...........     5.20%    4.77%    4.35%    3.54%    4.64%     2.88%     4.67%
Accrued interest payable..........    2,014                                                   2,014     2,014
Average interest rate.............
                                   --------  -------  -------  -------  -------  --------  --------  --------
  Total........................... $151,066  $80,430  $49,967  $32,416  $41,054  $ 25,838  $380,771  $382,563
                                   ========  =======  =======  =======  =======  ========  ========  ========


At December 31, 2000, investments of $19.9 million with a weighted-average, tax-equivalent yield of 5.84 percent were scheduled to mature within one year. Net loans scheduled to mature within the same time frame totaled $74.0 million with a weighted-average, tax-equivalent yield of 9.41 percent. In addition, we had $25.5 million in federal funds sold with a weighted-average yield of 4.50 percent at December 31, 2000. Overall, interest-earning assets scheduled to mature within one year totaled $119.5 million with a weighted-average, tax-equivalent yield of 7.77 percent.
With respect to interest-bearing liabilities, based on historical withdrawal patterns, interest-bearing transaction accounts, defined as money market, NOW and savings accounts, of $27.0 million with a weighted-average cost of 2.74 percent were scheduled to mature within one year. In addition, time deposits totaling $113.8 million with a weighted-average cost of 5.78 percent were scheduled to mature in the same time frame.
Total interest-bearing liabilities scheduled to mature within one year equaled $140.8 million with a weighted-average rate of 5.20 percent.

Limitations of the market risk disclosure model include, among others:

  -  Magnitude,
  -  Timing, and
  - Frequency of interest rate changes of other financial assets and liabilities.

Historical withdrawal patterns with respect to interest-bearing and noninterest-bearing transaction accounts are not necessarily indicative of future performance, as the volume of cash flows may increase or decrease. Loan information is presented based on payment due dates, which may materially differ from actual results due to prepayments caused by changes in:

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

Additionally, we supplement the market risk disclosure model through simulation analysis utilizing interest rate shocks. The model analyzes the effects instantaneous parallel shifts of plus or minus 100 basis points will have on the economic values of other financial instruments. The results of the model at December 31, 2000, are summarized as follows:


CHANGES IN FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

                                                                    FAIR VALUE
                                                         ------------------------------
DECEMBER 31, 2000                                        +100 BPS      LEVEL   -100 BPS
---------------------------------------------------------------------------------------
Other financial assets:
Cash and due from banks................................. $ 11,919   $ 11,919   $ 11,919
Federal funds sold......................................   25,500     25,500     25,500
Investment securities...................................   69,951     71,246     73,035
Loans held for sale, net................................       63         63         63
Net loans...............................................  278,705    286,819    295,633
Accrued interest receivable.............................    2,014      2,014      2,014
                                                         --------   --------   --------
  Total................................................. $388,152   $397,561   $408,164
                                                         ========   ========   ========

Other financial liabilities:
Noninterest-bearing deposits............................ $ 39,263   $ 39,263   $ 39,263
Money market, NOW and savings accounts..................  128,428    128,428    128,428
Time deposits...........................................  210,169    212,822    215,561
Long-term debt..........................................       36         36         36
Accrued interest payable................................    2,014      2,014      2,014
                                                         --------   --------   --------
  Total................................................. $379,910   $382,563   $385,302
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


INTEREST RATE SENSITIVITY

                                                    DUE AFTER        DUE AFTER
                                                 THREE MONTHS         ONE YEAR
                                   DUE WITHIN      BUT WITHIN       BUT WITHIN        DUE AFTER
DECEMBER 31, 2000                THREE MONTHS   TWELVE MONTHS       FIVE YEARS       FIVE YEARS         TOTAL
-------------------------------------------------------------------------------------------------------------
Rate-sensitive assets:
Investment securities............... $  7,143        $ 12,710         $ 31,356         $ 20,037      $ 71,246
Loans held for sale, net............       62                                                              62
Loans, net of unearned income.......   89,285          22,015           76,641          109,589       297,530
Federal funds sold..................   25,500                                                          25,500
                                     --------        --------         --------         --------      --------
  Total............................. $121,990        $ 34,725         $107,997         $129,626      $394,338
                                     ========        ========         ========         ========      ========

Rate-sensitive liabilities:
Money market accounts...............                 $ 28,888                                        $ 28,888
NOW accounts........................                   24,938                                          24,938
Savings accounts....................                                  $ 74,602                         74,602
Time deposits less than $100........ $ 28,402          63,050           85,360         $    492       177,304
Time deposits $100 or more..........   17,281           9,118            7,155              172        33,726
Long-term debt......................        1               2               14               19            36
                                     --------        --------         --------         --------      --------
  Total............................. $ 45,684        $125,996         $167,131         $    683      $339,494
                                     ========        ========         ========         ========      ========

Rate-sensitivity gap:
  Period............................ $ 76,306        $(91,271)        $(59,134)        $128,943
  Cumulative........................ $ 76,306        $(14,965)        $(74,099)        $ 54,844      $ 54,844

RSA/RSL ratio:
  Period............................     2.67            0.28             0.65           189.79
  Cumulative........................     2.67            0.91             0.78             1.16          1.16


Our cumulative one-year, RSA/RSL ratio was 0.91 at December 31, 2000. This was a significant improvement from 0.75 at the end of 1999. Both ratios fall within our asset/liability guidelines of 0.70 and 1.30. We experienced a greater increase in RSA repricing within one year, over that of RSL, comparing December 31, 2000 to December 31, 1999. At December 31, 2000, RSA repricing within one year totaled $156.7 million, an increase of $36.5 million. Loans, net of unearned income, repricing within one year totaled $111.3 million, an increase of $12.6 million. A higher amount of adjustable-rate commercial loans was responsible for the increase. In addition, at December 31, 2000, we had $25.5 million in federal funds sold, compared to $5.5 million in short-term borrowings at December 31, 1999. Partially mitigating the effects of the increase in RSA was an $11.6 million increase in RSL repricing within one year. The increase in RSL resulted from an increase in time deposits $100 or more and, to a lesser extent, time deposits less than $100 offset partially by the decrease in short-term borrowings. A $12.0 million increase in time deposits $100 or more, repricing within one year resulted primarily from increased deposit relationships with local area school districts. At December 31, 2000, time deposits $100 or more repricing within this time frame amounted to $26.4 million, compared to $14.4 million last year. At the end of the second quarter, we inverted our deposit yield curve in an attempt to attract maturing certificates of deposit into shorter-term maturities. We took this action in anticipation of lower market rates as the FOMC moved their bias from tightening to accommodating due to the slowing economy. As a result, time deposits less than $100 repricing within one year increased $2.2 million to $91.5 million at December 31, 2000, from $89.3 million at the end of 1999.

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

Our three-month RSA/RSL ratio increased to 2.67 at December 31, 2000, from
2.18 at December 31, 1999. Similar to the one-year ratio, the volume of RSA repricing within three months increased to a greater extent than that of RSL. Total RSA repricing within this time frame increased $39.8 million. Specifically, $25.5 million in federal funds sold, coupled with a $14.1 million increase in the volume of loans, net of unearned income, repricing within three months, caused the majority of the increase. Partially offsetting the increase in RSA, was an $8.0 million increase in RSL. Time deposits $100 or more increased $13.5 million to $17.3 million at December 31, 2000, from $3.8 million at December 31, 1999. We had no short-term borrowings at year-end 2000. There were short-term borrowings of $5.5 million at the end of the previous year. The reasons explaining the changes in RSA and RSL repricing within three months are the same as those discussed for the changes in RSA and RSL repricing within one year.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at December 31, 2000, substantiate the results indicated by the one-year static gap position. Specifically, instantaneous and parallel shifts in general market rates of plus 100 basis points will cause net interest income to decrease by $60 or 0.4 percent over the subsequent twelve months. Conversely, a shift of the same magnitude in the opposite direction will cause a $70 or 0.4 percent increase in net interest income for the same time period. We will attempt to maintain our favorable IRR position in 2001 through the administration of deposit and loan pricing strategies and the directed reinvestment of loan and investment payments and prepayments.

Financial institutions are affected differently, by inflation, than commercial and industrial companies that have significant investments in fixed assets and inventories. Most of our assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact inflation has on us, however we believe that our exposure to inflation can be mitigated through asset/liability management.

LIQUIDITY:

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of customers and any borrowing requirements. Our principle sources of liquidity are core deposits and loan and investment payments and prepayments. Providing a secondary source of liquidity is our available-for-sale portfolio. As a final source of liquidity, we can exercise existing credit arrangements. We manage liquidity daily, thus enabling us to effectively monitor fluctuations in the liquidity position and to adapt our position according to market fluctuations. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis. There are presently no known trends, demands, commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to our liquidity.

We develop a liquidity plan annually. The plan's mission is to ensure the generation of cash at a reasonable cost in order to satisfy commitments to borrowers as well as to meet the demands of depositors and debtholders. The liquidity plan assesses the current liquidity position and includes determining appropriate standards for the volume, mix, price and maturity of loans, investments and deposits. In addition, we ascertain the appropriate level of short-term assets required to fund normal day-to-day operations and to ensure the ability to meet off-balance sheet commitments and unanticipated deposit withdrawals. The plan includes controls and monitoring procedures for evaluating the daily liquidity position. Finally, the plan introduces strategies to ensure future liquidity. These strategies, which we consider proprietary in nature, include the maintenance of a minimum net federal funds sold cushion, a capital contingency strategy and enhanced strategies on loan and deposit pricing. Based on the 2001 liquidity plan, our ratio of core deposits to total assets is expected to exhibit the same strength at 82.2 percent as was evidenced at year-end 2000. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low-cost source of funds.

We experienced dramatic improvement in our liquidity position from the end of 1999. The improvement is best illustrated by the change in our net noncore and net short-term noncore funding dependence ratios, which explain the degree of reliance on noncore liabilities to fund long-term assets. At December 31, 2000, our net noncore funding dependence ratio, the difference between noncore funds, time deposits $100 or more and brokered time deposits under $100, and short-term investments to long-term assets, was negative 3.4 percent, compared to 0.5 percent at December 31, 1999. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets equaled negative 5.5 percent at the end of 2000, compared to negative 0.5 percent at year-end 1999. These ratios indicate at December 31, 2000, we had no reliance on noncore deposits and borrowings to fund our long-term assets, namely loans and investments. In comparison, these ratios for our peer group were 16.9 percent and 10.6 percent at December 31, 2000. We believe that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and FHLB-Pgh and federal funds sold. Cash and cash equivalents totaled $37.4 million at December 31, 2000, an increase of $26.4 million from $11.0 million reported at the end of 1999. Net cash provided by investing activities, and to a lesser extent, financing activities and operating activities caused the greater volume of cash and cash equivalents at year-end 2000. Net income of $4.2 million was the primary source of the $6.5 million in cash provided by operating activities in 2000.

The net cash provided by investing activities totaled $12.4 million in 2000. Proceeds received from repayments and sales of investment securities available-for-sale of $21.8 million and $16.7 million, were partially offset by funds expended for an increase in lending activities of $23.1 million and purchases of investment securities of $2.4 million. Additionally, in 2000, we received $0.4 million from the sale of foreclosed assets and had expenditures for purchases of premises and equipment of $1.0 million.

With regard to financing activities, an influx of monies from increased deposits, partially offset by cash outflows for repayment of short-term borrowings, common stock repurchases and net dividends, resulted in additional cash of $7.5 million in 2000. Time deposits and transaction accounts increased $11.5 million and $4.7 million. In addition, we repaid $5.5 million in short-term borrowings with the FHLB-Pgh, repurchased and retired $2.1 million of common stock and paid net cash dividends to stockholders of $1.1 million in 2000.

We expect continued improvement in our liquidity position in 2001. Due to recent drops in the Dow Jones Industrial Average and the NASDAQ-Registered Trademark- Composite, confidence in the stock market is beginning to wane. With the stock market out of favor with investors, we anticipate an increase in our deposit products, as people move funds into safer bank deposits. A similar situation occurred in the second half of 1998 when the Dow Jones Industrial Average dropped 800 points. Shortly after this occurrence, we experienced a greater inflow of monies from depositors. However, we cannot guarantee movements in the stock market. Should the stock market rebound, we may not benefit by a change in consumer investment preferences. Regardless of the outcome, we believe we have the means to provide adequate liquidity for funding normal operations in 2001.

CAPITAL ADEQUACY:

We believe a strong capital position is essential to our continued growth and profitability. A solid capital base provides depositors and stockholders with a margin of safety, while allowing us to take advantage of profitable opportunities, support future growth and provide protection against any unforseen losses.

At December 31, 2000, stockholders' equity totaled $37.6 million, an increase of $2.1 million from $35.5 million at December 31, 1999. A fundamental source of capital is earnings retention. Net income of $4.2 million in 2000, offset partially by net cash dividends declared of $1.2 million, was the primary factor contributing to the increase. Also affecting capital in 2000 were other comprehensive income of $1.2 million, consisting entirely of unrealized holding gains on investment securities available-for-sale, and common stock repurchases of $2.1 million.

During the second quarter of 1999, the Board of Directors approved a program for the repurchase and retirement of 10.0 percent or 220,000 of the then outstanding shares of our common stock. After successfully completing the acquisition of the 220,000 shares in 2000, the Board of Directors ratified the purchase of an additional 3.0 percent or 60,000 shares. We repurchased and retired 57,400 shares for $2.1 million in 2000 and 177,647 shares for $5.7 million in 1999. At December 31, 2000, 44,953 shares were available to be repurchased. Management will consider the buyback of the available shares in 2001, if upon analysis such repurchases meet our targeted internal rate of return and after-tax return on investment.

Our dividend payout ratio increased to 33.2 percent in 2000, from 26.0 percent in 1999. In comparison, the dividend payout ratio for our peer group was 43.3 percent in 2000 and 35.8 percent in 1999. Total dividends declared in 2000 were $1,395, compared to $1,196 in 1999. On a per share basis, dividends declared increased 22.8 percent to $0.70 per share in 2000 from $0.57 per share in 1999. It is the intention of our Board of Directors to continue to pay cash dividends in the future. However, these decisions are based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. The primary source of funds for payment of dividends has been the dividends received from our subsidiary, Community Bank. Community Bank's ability to pay dividends is subject to federal and state regulations. Accordingly, Community Bank, without prior regulatory approval, may declare dividends to us totaling $2,599 at December 31, 2000.

Our dividend reinvestment plan ("DRP") offers stockholders the opportunity to automatically reinvest their dividends in shares of our common stock. Under the DRP, 300,000 shares are registered with the Securities and Exchange Commission ("SEC"). The DRP not only provides stockholders with a convenient means to invest in our common stock without brokerage commissions, but also furnishes us with additional funds for general corporate purposes. During the years ended December 31, 2000 and 1999, 7,015 shares and 6,409 shares were issued under the plan.

For a discussion of the recent SFAS issued by the FASB related to capital, refer to the note entitled, "Summary of significant accounting policies-Capital structure," in the Notes to Consolidated Financial Statements to this Annual Report.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor's accounts. These agencies, in light of past bank failures, adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. These requirements, otherwise known as risk-based capital standards, generally measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet exposure. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at December 31, 2000 and 1999. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan. Restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Our and Community Bank's capital ratios at December 31, 2000 and 1999, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991, are summarized as follows:


RISK-ADJUSTED CAPITAL
                                                                                         MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL           ADEQUACY PURPOSES      ACTION PROVISIONS
                                          -----------------------------------------------------------------
DECEMBER 31                                   2000      1999       2000         1999        2000       1999
-----------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-adjusted assets:
  Consolidated........................... $ 35,287  $ 33,848    $10,024      $ 9,271
  Community Bank.........................   33,537    32,619      9,967        9,216     $14,951    $13,824
Total capital to risk-adjusted assets:
  Consolidated...........................   38,421    36,757     20,047       18,543
  Community Bank.........................   36,654    35,510     19,935       18,432      24,919     23,040
Tier I capital to total average assets
 less intangibles:
  Consolidated...........................   35,287    33,848     16,198       15,752
  Community Bank.........................   33,537    32,619    $16,126      $15,641     $20,158    $19,551

Risk-adjusted assets:
  Consolidated...........................  235,446   218,915
  Community Bank.........................  234,040   217,526
Risk-adjusted off-balance sheet items:
  Consolidated...........................   15,145    12,871
  Community Bank.........................   15,145    12,871
Average assets for Leverage ratio:
  Consolidated...........................  404,946   393,794
  Community Bank......................... $403,152  $391,016

Ratios:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items:
  Consolidated...........................     14.1%     14.6%       4.0%         4.0%
  Community Bank.........................     13.5      14.2        4.0          4.0         6.0%       6.0%
Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items:
  Consolidated...........................     15.3      15.9        8.0          8.0
  Community Bank.........................     14.7      15.4        8.0          8.0        10.0       10.0
Tier I capital as a percentage of total
 average assets less intangibles:
  Consolidated...........................      8.7       8.6        4.0          4.0
  Community Bank.........................      8.3%      8.3%       4.0%         4.0%        5.0%       5.0%



Our Tier I and total capital to risk-adjusted assets were 14.1 percent and
15.3 percent at December 31, 2000. In comparison, these ratios at the end of 1999 were 14.6 percent and 15.9 percent. The decline in our ratios resulted from an increase in risk-adjusted assets over the previous year, coupled with the repurchase and retirement of common shares under the stock repurchase program. At December 31, 2000, risk-adjusted assets and off-balance sheet items totaled $250.6 million, an increase of $18.8 million from $231.8 million at year-end 1999. Additionally, common stock repurchases in 2000 reduced capital by $2.1 million. Community Bank's Tier I and total capital ratios also declined for similar reasons to those discussed for the consolidated ratios. In addition to Community Bank's risk-adjusted assets and off-balance sheet items increasing $18.8 million, repurchases of our common stock were funded through dividends received from Community Bank. Despite the decline, each of these ratios for us and Community Bank well exceeded the minimum levels of 4.0 percent and 8.0 percent required for adequately capitalized institutions at December 31, 2000 and 1999. Contrary to the decline in our Tier I capital and total capital ratios, our Leverage ratio was 8.7 percent at December 31, 2000, a slight improvement from 8.6 percent reported at the end of the previous year. Community Bank's Leverage ratio was constant at 8.3 percent at December 31, 2000 and 1999. Similar to the Tier I and total capital ratios, the Leverage ratio for us and Community Bank well exceeded the minimum of
4.0 percent for capital adequacy purposes. Based on the most recent notification from the FDIC, Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at December 31, 2000 and 1999. There are no conditions or events since this notification that management believes have changed Community Bank's category.

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

REVIEW OF FINANCIAL PERFORMANCE:

As aforementioned, the composite group of all FDIC-insured commercial banks reported a $380 million decline in net income in 2000. The ROAA declined 12 basis points to 1.19 percent and the ROAE declined 127 basis points to
14.07 percent in 2000. Net interest margin compression, asset quality problems and tempered noninterest income growth, all factored into the banking industry's first earnings decline in nine years. Offsetting some of these adverse effects was an improvement in operating efficiency. The net interest margin for all insured commercial banks declined 12 basis points in 2000. In addition, higher inventories of nonperforming loans, coupled with a greater amount of loan losses, forced banks to increase their loan loss provisions. In aggregate, this group's loan loss provision increased
33.8 percent in 2000. Moreover, banks could not rely on noninterest income growth to counter the effects of margin compression. Noninterest income as a percentage of average earning assets declined 10 basis points comparing 1999 to 2000. Operating efficiency improved during 2000, as evidenced by a 14 basis point reduction in the ratio of noninterest expense to average earning assets. FDIC-insured Pennsylvania banks fared better in comparison to the overall banking industry posting an 8.5 percent earnings increase. In 2000, the ROAA improved 13 basis points to 1.46 percent while the ROAE improved 221 basis points to 17.35 percent. Similar to the composite group, Pennsylvania banks experienced a significant deterioration in declines in margins, noninterest income and noninterest expense. However, contrary to the overall industry, Pennsylvania banks did not experience a significant deterioration in asset quality to cause increases in the provision. As a percentage of average earning assets, tax-equivalent net interest income, noninterest income and noninterest expense declined 14 basis points, 17 basis points and 44 basis points in 2000. As a result of the stability in asset quality, loan loss provisions declined 3.2 percent. Similar to the composite group, profitability for local commercial banks deteriorated in 2000. The ROAA and ROAE declined from 1.14 percent and 12.83 percent in 1999 to 1.06 percent and 12.04 percent in 2000. Net interest margin compression and overhead cost expansion overshadowed noninterest income improvements to cause the earnings decline. As a percentage of average earning assets, tax-equivalent net interest income declined 3 basis points to 4.04 percent while noninterest income and noninterest expense rose 2 basis points to 0.56 percent and 9 basis points to 2.74 percent in 2000. The provision for loan losses was constant over 1999 and 2000.

Our net income in 2000 amounted to $4.2 million, compared to $4.6 million in 1999. On a per share basis, net income equaled $2.11 in 2000 and $2.17 in 1999. Higher net interest income and noninterest income, were more than offset by a 17.4 percent increase in noninterest expense. ROAE and ROAE were 1.03 percent and 11.72 percent in 2000. Comparative 1999 ratios were
1.16 percent and 12.02 percent.

Comprehensive income totaled $5.4 million in 2000, more than double the $2.4 million reported in 1999. Primarily due to market appreciation of our municipal obligations caused by the inversion of the yield curve, we recorded other comprehensive income, net of income taxes, of $1.2 million in 2000. Conversely, we recognized an other comprehensive loss, net of income taxes, of $2.2 million in 1999.

For a discussion of recently issued SFASs issued by the FASB related to net income, refer to the notes entitled, "Summary of significant accounting policies-Comprehensive income," and "Summary of significant accounting policies-Earnings per common share," in the Notes to Consolidated Financial Statements to this Annual Report.

Tax-equivalent net interest income improved $571 or 3.8 percent to $15,550 in 2000, from $14,979 in 1999. An increase of $1,761 or 6.1 percent in tax-equivalent interest revenue, was partially mitigated by a $1,190 or 8.5 percent increase in interest expense. The rise in tax-equivalent interest revenue primarily resulted from a 24 basis point improvement in our tax-equivalent yield on earning assets to 8.00 percent in 2000, from 7.76 percent in 1999. Also contributing to the rise in interest revenue was a net increase of $10.7 million in average earning assets. Average loan growth of $31.0 million was partially offset by a $20.3 million decline in average investments and federal funds sold. The increase in interest expense resulted from a 19 basis point increase in the cost of funds, coupled with a $12.3 million growth in average interest-bearing liabilities. As a result of the higher competitive interest rate environment which persisted through most of 2000, our cost of funds rose to
4.61 percent in 2000, compared to 4.42 percent in 1999.

The provision for loan losses totaled $420 in 2000 and $535 in 1999. Included in the 1999 provision was a $410 replenishment to the allowance for loan losses, which resulted from a partial charge-off of a loan to one commercial customer. There were no such replenishment charges in 2000.

Noninterest income amounted to $2,457 in 2000 and $2,112 in 1999. Service charges, fees and commissions improved $418 or 25.4 percent to $2,065 in 2000, from $1,647 in the previous year. Also included in noninterest income were gains on the sale of investment securities and gains on the sale of residential mortgages of $374 and $18 in 2000, and $408 and $57 in 1999.

For the year ended December 31, 2000, noninterest expense totaled $11,069, an increase of $1,640 or 17.4 percent from $9,429 recorded for the same period of 1999. Salaries and benefits expense increased $395, net occupancy and equipment expense rose $347 and other expenses grew $898 in 2000. Additional staffing requirements and overhead costs associated with the 1999 delivery system expansion caused the majority of the increase in noninterest expense.

NET INTEREST INCOME:

Despite the continued industry-wide effort to build noninterest income, net interest income is still the fundamental source of earnings generation in commercial banks. In addition, fluctuations in the level of noninterest income can have the greatest impact on net profits. As previously mentioned, tighter net interest margins were a primary restraint to the earnings growth of commercial banks. For all FDIC-insured commercial banks, net interest margins were 3.95 percent in 2000, compared to 4.07 percent in 1999. The compression resulted from the cost of funds accelerating faster than the yield on earning assets. As a percentage of average earning assets, the cost of funds for all insured commercial banks increased 63 basis points to 4.34 percent in 2000, from 3.71 percent in 1999, while the yield on earning assets improved 51 basis points to 8.29 percent in 2000, from 7.78 percent in 1999. Raising low-costing core deposits was a major problem plaguing commercial banks. Banks were forced to fund earning asset growth with high-costing funds. Pennsylvania banks also experienced margin decline. For these banks, the yield on earning assets rose 27 basis points in 2000, however their cost of funds, as a percentage of average earning assets, jumped 41 basis points. As a result, their average net interest margins fell 14 basis points from 3.91 percent in 1999 to 3.77 percent in 2000. Community banks in the local market area reported a similar decline in net interest margin in 2000. The local peer group's tax-equivalent margin compressed 3 basis points from 4.07 percent in 1999 to 4.04 percent in 2000.

Our principle source of operating income is net interest income. Net interest income is defined as the difference between income, interest and fees from earning assets, and the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while deposits, short-term borrowings and long-term debt comprise interest-bearing liabilities. Net interest income is impacted by:

     - Variations in the volume, rate and composition of earning assets and interest-bearing liabilities,
     -  Changes in general market rates, and
     -  The level of nonperforming assets.

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported on a tax-equivalent basis using the prevailing statutory tax rate of 34.0 percent.

One of our primary concerns is the maintenance of an adequate net interest margin. Rising interest rates experienced in the first half of 2000, caused bank interest margins to tighten. With the recent slowing of the economy, the FOMC has begun to ease interest rates. Lower interest rates could aid banks by alleviating net interest margin compression. However, no assurance can be given as to how general market conditions will change or how such changes will affect net interest income. Therefore, we believe following prudent deposit-pricing practices, coupled with careful investing and loan pricing, will keep our net interest margin strong.

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


NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                          2000 VS. 1999                 1999 VS. 1998
                                                      ------------------------      ------------------------
                                                       INCREASE (DECREASE)           INCREASE (DECREASE)
                                                         ATTRIBUTABLE TO               ATTRIBUTABLE TO
                                                      ------------------------      ------------------------
                                                       TOTAL                         TOTAL
                                                      CHANGE    RATE    VOLUME      CHANGE    RATE    VOLUME
                                                      ------    ----    ------      ------    ----    ------
Interest income:
Loans:
  Taxable............................................ $2,683  $1,127    $1,556       $ 292   $(412)   $  704
  Tax-exempt.........................................    343     187       156          31     (68)       99
Investments:
  Taxable............................................   (896)     31      (927)        818     (77)      895
  Tax-exempt.........................................   (371)    (23)     (348)       (226)    (41)     (185)
Federal funds sold...................................      2       9        (7)       (394)    (49)     (345)
                                                      ------  ------    ------       -----   -----    ------
    Total interest income............................  1,761   1,331       430         521    (647)    1,168
                                                      ------  ------    ------       -----   -----    ------

Interest expense:
Money market accounts................................    127      87        40          56      (2)       58
NOW accounts.........................................      1     (10)       11         138      60        78
Savings accounts.....................................    228      98       130         (36)   (154)      118
Time deposits less than $100.........................    120     405      (285)        (42)   (334)      292
Time deposits $100 or more...........................    638      69       569        (116)    (46)      (70)
Short-term borrowings................................     77      17        60          62      (1)       63
Long-term debt.......................................     (1)               (1)                  1        (1)
                                                      ------  ------    ------       -----   -----    ------
    Total interest expense...........................  1,190     666       524          62    (476)      538
                                                      ------  ------    ------       -----   -----    ------
    Net interest income.............................. $  571  $  665    $  (94)      $ 459   $(171)   $  630
                                                      ======  ======    ======       =====   =====    ======


For the year ended December 31, 2000, tax-equivalent net interest income totaled $15,550, an increase of $571 or 3.8 percent compared to $14,979 reported for the same period of 1999. The change in tax-equivalent net interest income was primarily a function of the variations in rates from the previous year. An increase in the tax-equivalent yield on earning assets more than counteracted the increase in the average cost incurred on interest-bearing liabilities. The tax-equivalent yield on earning assets improved 24 basis points to 8.00 percent in 2000, from 7.76 percent in 1999 and accounted for a $1,331 increase in interest revenue. Specifically, the tax-equivalent yield on our loan portfolio improved 16 basis points to 8.49 percent in 2000, from 8.33 percent in 1999. This improvement accounted for $1,314 or 98.7 percent of the increase in tax-equivalent interest income due to rate. Higher interest rates in the first half of 2000, although having a positive effect on loan yields, also drove up deposit and borrowing costs. Our cost of funds increased 19 basis points to 4.61 percent in 2000, from 4.42 percent in 1999 and caused a $666 increase in interest expense. We experienced increases in the average rate paid on every deposit category except NOW accounts. The most significant increase was in the average rate paid on time deposits less than $100, which increased 24 basis points to 5.66 percent in 2000 from 5.42 percent in 1999. Overall, variations in rates had a $665 positive effect on tax-equivalent net interest income.

Although we experienced substantial growth in our deposit and loan products, the affect changes in volumes of earning assets and interest-bearing liabilities had on net interest income was negligible. The $12.3 million growth in average interest-bearing liabilities was slightly more than the $10.7 million growth in average earning assets causing net interest income to be reduced by $94 due to changes in volumes. The increase in earning assets resulted from average loan growth of 12.0 percent partially offset by a 17.5 percent decline in average investments. Average loans, net of unearned income, grew $31.0 million to $289.2 million in 2000, from $258.2 million in 1999 and caused a favorable effect to net interest income of $1,712. Average investments totaled $92.7 million in 2000, a decrease of $19.8 million, from $112.5 million in 1999, which resulted in a $1,275 reduction in net interest income. Maturities and repayments of investment securities were used as a source of liquidity to fund the increased loan demand. The increase in interest-bearing liabilities resulted primarily from growth in time deposits $100 or more and savings accounts, offset in part by a decline in time deposits less than $100. Stronger deposit relationships with local area school districts resulted in an increase in large dollar denomination time deposits of $9.6 million. Accounting for the majority of the $5.3 million growth in average savings accounts was an increase in our CMS accounts of $3.9 million. Growth in average time deposits $100 or more and savings accounts had an unfavorable impact on net interest income of $569 and $130. Partially mitigating these unfavorable variances was a $285 favorable volume variance due to a decline in average time deposits less than $100. Time deposits less than $100 averaged $175.5 million in 2000, a decline of $5.7 million compared to $181.2 million in 1999.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.



SUMMARY OF NET INTEREST INCOME

                                                           2000                            1999
                                               ----------------------------    ----------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                               --------  --------  --------    --------  --------  --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $278,931   $23,562      8.45%   $249,789   $20,879      8.36%
  Tax-exempt..................................   10,228       977      9.55       8,381       634      7.56
Investments:
  Taxable.....................................   60,810     3,567      5.87      76,500     4,463      5.83
  Tax-exempt..................................   31,915     2,492      7.81      35,956     2,863      7.96
Federal funds sold............................    2,679       164      6.12       3,282       162      4.94
                                               --------   -------              --------   -------
    Total earning assets......................  384,563    30,762      8.00%    373,908    29,001      7.76%
Less: allowance for loan losses...............    3,492                           3,997
Other assets..................................   25,797                          26,293
                                               --------                        --------
    Total assets.............................. $406,868                        $396,204
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 20,710       735      3.55%   $ 19,466       608      3.12%
NOW accounts..................................   25,569       606      2.37      24,671       605      2.45
Savings accounts..............................   73,171     1,846      2.52      67,920     1,618      2.38
Time deposits less than $100..................  175,522     9,942      5.66     181,164     9,822      5.42
Time deposits $100 or more....................   32,302     1,931      5.98      22,710     1,293      5.69
Short-term borrowings.........................    2,374       150      6.32       1,393        73      5.24
Long-term debt................................       37         2      7.50          40         3      7.50
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  329,685    15,212      4.61%    317,364    14,022      4.42%
Noninterest-bearing deposits..................   37,953                          36,757
Other liabilities.............................    3,402                           3,810
Stockholders' equity..........................   35,828                          38,273
                                               --------                        --------
    Total liabilities and stockholders' equity $406,868                        $396,204
                                               ========   -------              ========   -------
    Net interest/income spread................            $15,550      3.39%              $14,979      3.34%
                                                          =======                         =======
    Net interest margin.......................                         4.04%                           4.01%
Tax-equivalent adjustments:
Loans.........................................            $   332                         $   215
Investments...................................                847                             974
                                                          -------                         -------
    Total adjustments.........................            $ 1,179                         $ 1,189
                                                          =======                         =======






Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans.  Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding loss of $810 in 2000 and average unrealized holding gains of $689 in 1999, $2,829 in 1998, $1,193 in 1997 and $337 in 1996 included in other assets.  Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.



SUMMARY OF NET INTEREST INCOME (CONTINUED)



             1998                                   1997                                   1996
 ----------------------------           ----------------------------           ----------------------------
           INTEREST  AVERAGE                      INTEREST  AVERAGE                      INTEREST  AVERAGE
  AVERAGE  INCOME/   INTEREST            AVERAGE  INCOME/   INTEREST            AVERAGE  INCOME/   INTEREST
  BALANCE  EXPENSE     RATE              BALANCE  EXPENSE     RATE              BALANCE  EXPENSE     RATE
 --------  --------  --------           --------  --------  --------           --------  --------  --------

 $240,658   $20,587      8.55%          $233,001   $19,916      8.55%          $213,071   $18,444      8.66%
    7,267       603      8.30              8,876       717      8.08              5,724       470      8.21

   61,138     3,645      5.96             60,975     3,406      5.59             74,233     4,022      5.42
   38,276     3,089      8.07             37,818     3,116      8.24             35,923     3,005      8.37
   10,164       556      5.47              5,265       291      5.53              5,508       300      5.45
 --------   -------                     --------   -------                     --------   -------
  357,503    28,480      7.97%           345,935    27,446      7.93%           334,459    26,241      7.85%
    3,881                                  3,919                                  4,014
   23,797                                 17,334                                 16,834
 --------                               --------                               --------
 $377,419                               $359,350                               $347,279
 ========                               ========                               ========




 $ 17,643       552      3.13%          $ 16,854       533      3.16%          $ 18,144       529      2.92%
   21,366       467      2.19             18,464       403      2.18             16,661       337      2.02
   64,113     1,654      2.58             65,081     1,899      2.92             67,144     2,016      3.00
  175,954     9,864      5.61            165,487     9,425      5.70            157,271     8,925      5.67
   23,936     1,409      5.89             29,092     1,796      6.17             27,755     1,647      5.93
      185        11      5.95                138         8      5.80                 51         3      5.88
       43         3      6.98                 45         4      8.89              2,122        93      4.38
 --------   -------                     --------   -------                     --------   -------
  303,240    13,960      4.60%           295,161    14,068      4.77%           289,148    13,550      4.69%
   32,550                                 27,448                                 26,329
    3,213                                  3,913                                  2,968
   38,416                                 32,828                                 28,834
 --------                               --------                               --------
 $377,419                               $359,350                               $347,279
 ========   -------                     ========   -------                     ========   -------
            $14,520      3.37%                     $13,378      3.16%                     $12,691      3.16%
            =======                                =======                                =======
                         4.06%                                  3.87%                                  3.79%

            $   206                                $   244                                $   160
              1,050                                  1,060                                  1,022
            -------                                -------                                -------
            $ 1,256                                $ 1,304                                $ 1,182
            =======                                =======                                =======








PROVISION FOR LOAN LOSSES:

In 2000, the banking industry faced the problem of deteriorating credit quality. This deterioration is attributed to an overabundance of commercial loans written during the mid- to late-1990s, a period of sustained economic growth and loose underwriting standards. Higher interest rates and a slowing economy have made it difficult for these commercial borrowers to service debt, resulting in a 30.0 percent increase in nonperforming loans for all FDIC-insured commercial banks. Due to the uncertainty of domestic as well as foreign economic conditions, banks are bracing themselves for a continued rise in nonperforming loans and increased charge-offs by increasing provisions for loan losses. For all insured commercial banks, provisions for loan losses increased $7.4 billion or 33.8 percent in 2000.

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis. As previously mentioned, we take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation at December 31, 2000, management believes that the allowance is adequate to absorb any known or potential losses in the portfolio.

The provision for loan losses equaled $420 in 2000 and $535 in 1999. The 1999 provisions included a replenishment to the reserve totaling $410 for one commercial loan charged-off in response to an unforeseen change in its regulatory classification. Adjusting for the replenishment charge, the provision for loan losses increased $295 in 2000, primarily as a result of an increase to the unallocated allowance. We consider the increase appropriate in light of an overall increase and change in the composition of the loan portfolio, increasing volumes of net charge-offs and the uncertainty of economic conditions. Based on the results of our latest regulatory examination, we know of no other charge-offs or changes in classifications of loans that should have occurred in 2000.

NONINTEREST INCOME:

Noninterest income growth slowed in 2000 for the banking industry. For all FDIC-insured commercial banks, noninterest income rose only 4.1 percent in 2000, compared to 14.0 percent in 1999. Sluggish fee income growth, coupled with significant losses realized from investment security sales, factored into the lower growth percentage. Despite the slower growth, banks recognize that revenues generated from nontraditional sources are beneficial as they provide a buffer against net interest income fluctuations due to changes in market interest rates. Recent industry deregulation should aid noninterest income growth by allowing banks to enter into nontraditional lines of business.

As part of our business strategy in 2000, management sought to enhance current and develop new noninterest revenue streams. Fee-based revenue growth is important in improving profitability, as it lessens reliance on spread-based income. The majority of our noninterest income is derived from service charges on customer deposit accounts. In the first half of 2000, we conducted a study of our deposit service charge structure and how it compared to that of our peer group. In many cases, our charges were substantially lower than those charged by others. Based on these evaluations, we changed our structure, effective July 1, 2000. One specific change was the manner in which commercial checking customers were service charged. Previous to the change, business customers were required to keep a minimum average daily balance. Accounts falling below the balance requirement during a statement cycle were charged a flat fee. We now charge commercial customers a fee, net of an earnings credit for deposits, based on a per item analysis of the type and quantity of transactions made to their accounts.

In addition, late in the fourth quarter of 2000, we began offering insurance, asset management and retirement products and services through Comm Financial. Commissions received on product sales in these areas will provide us with a new source of fee-based income in 2001. We did not receive any commissions in 2000 from the operation of Comm Financial.

For the year ended December 31, 2000, noninterest income totaled $2,457, an increase of $345 or 16.3 percent compared to $2,112 for the same period of 1999. Gains on the sale of investment securities, included in noninterest income, were $374 in 2000 and $408 in 1999. As a result of the change in fee structure, service charges on deposit accounts increased 7.7 percent to $1,396 in 2000 from $1,296 in 1999. Overall, as a percentage of average total assets, noninterest income improved to 0.60 percent in 2000 from 0.53 percent in 1999. In comparison, this ratio for our peer group equaled 0.53 percent in 2000. As previously mentioned, noninterest income included net gains on the sale of investment securities of $374 in 2000 and $408 in 1999. Both gains resulted primarily from the sale of certain municipal securities having shorter call features and maturity dates as part of our strategy to reduce the amount of optionality risk in, and extend the term of, our investment portfolio.

We expect noninterest income levels to rise and become a more significant part of our total revenue. In 2001, we anticipate a further increase in service charges on deposit accounts, as the new structure will be in force for a full year. In addition, commissions received from the operation of Comm Financial are expected to further strengthen our noninterest revenue streams.

NONINTEREST EXPENSE:

In 2000, banks focused on cost control measures to alleviate some of the pressure on earnings caused by net interest margin compression and asset quality problems. As a result, the average efficiency ratios for all insured commercial banks improved from 58.7 percent in 1999 to 58.5 percent in 2000. In addition, noninterest expense as a percentage of average earning assets declined to 4.2 percent for the year ended December 31, 2000, from 4.3 percent for the same period of 1999. Insured Pennsylvania banks were also successful in implementing cost control measures, as evidenced by a significant improvement in this ratio to 3.7 percent in 2000, from 4.2 percent in 1999.

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

Increases in all our major expense categories caused a $1,640 or 17.4 percent increase in noninterest expense in 2000. For the year ended December 31, 2000, noninterest expense totaled $11,069, compared to $9,429 for the same period of 1999. As a result, our productivity weakened in 2000. This weakening can be evidenced by the change in our operating efficiency ratio, a key industry ratio which measures productivity. This ratio, noninterest expense less other real estate expense to net interest income and noninterest income less any nonrecurring gains, rose to 66.1 percent compared to only 60.8 percent in 1999. Another productivity measure is the overhead ratio, noninterest expense as a percentage of average total assets. This ratio also deteriorated, declining to 2.7 percent in 2000 from
2.4 percent in 1999. On the contrary, our peer group's productivity improved slightly. The peer group's efficiency and overhead ratios were
63.3 percent and 3.1 percent in 2000, compared to 64.1 percent and 3.2 percent in 1999.

The major components of noninterest expense for the past five years are summarized as follows:


NONINTEREST EXPENSE

YEAR ENDED DECEMBER 31                                               2000     1999     1998     1997     1996
-------------------------------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes....................................... $ 4,419   $4,169   $3,767   $3,420   $3,251
Employee benefits................................................     800      655      678      678      557
                                                                  -------   ------   ------   ------   ------
  Salaries and employee benefits expense.........................   5,219    4,824    4,445    4,098    3,808
                                                                  -------   ------   ------   ------   ------

Net occupancy and equipment expense:
Net occupancy expense............................................     781      610      532      579      602
Equipment expense................................................     911      735      761      620      611
                                                                  -------   ------   ------   ------   ------
  Net occupancy and equipment expense............................   1,692    1,345    1,293    1,199    1,213
                                                                  -------   ------   ------   ------   ------

Other expenses:
Marketing expense................................................     365      322      401      269      242
Other taxes......................................................     315      320      273      255      218
Stationery and supplies..........................................     406      431      437      375      226
Contractual services.............................................   1,183      916    1,006      864      871
Insurance, including FDIC assessment.............................     164      124       93       74       84
Other............................................................   1,725    1,147    1,416      822      721
                                                                  -------   ------   ------   ------   ------
  Other expenses.................................................   4,158    3,260    3,626    2,659    2,362
                                                                  -------   ------   ------   ------   ------
    Total noninterest expense.................................... $11,069   $9,429   $9,364   $7,956   $7,383
                                                                  =======   ======   ======   ======   ======


Salaries and employee benefits expense constitutes the majority of our noninterest expense. Total personnel costs increased $395 or 8.2 percent to $5,219 in 2000, from $4,824 in 1999. Costs for employee salaries and payroll taxes rose $250 or 6.0 percent for the year ended December 31, 2000. A full year of staffing expense for the two new branch offices opened in 1999, coupled with normal annual employee merit increases, caused the variance. Employee benefit costs rose $145 or 22.1 percent, primarily as a result of an increase in employee health and life insurance premiums. Although we experienced an increase in compensation costs, we have been successful in managing these costs in comparison to our peer group. Our total compensation costs per full-time equivalents were $31 in 2000 and $29 in 1999. In comparison, the peer group's total compensation costs per full-time equivalents equaled $35 and $34 in 2000 and 1999. We anticipate salaries and employee benefits expense to increase slightly in 2001 due to annual merit increases relative to performance evaluations and rate increases from insurance carriers.

For a discussion of the recent SFAS issued by the FASB related to salaries and benefits, refer to the note entitled, "Summary of significant accounting policies-Employee benefit plans," in the Notes to Consolidated Financial Statements to this Annual Report.

Net occupancy and equipment expense increased $347 or 25.8 percent from $1,345 in 1999, compared to $1,692 in 2000. An increase of $171 in net occupancy expense, in conjunction with a $176 rise in equipment expense, caused the overall increase. The increase in net occupancy expense is directly attributable to higher depreciation, maintenance, real estate taxes and utility costs associated with a full-year of operation of the corporate center and new branch offices. Higher equipment expense resulted from depreciation and periodic maintenance costs on computer and office equipment for these facilities. Additional depreciation and technical support costs related to CoreDirector, our new Windows-based processing system, also factored into the increase in equipment expense. We anticipate further increases in depreciation, maintenance and technical support resulting from capital outlays for a new teller platform, Internet banking program and document imaging system.

Other expenses increased $898 or 27.5 percent to $4,158 for the year ended December 31, 2000, from $3,260 for the same period of 1999. An increase in legal and consulting fees related to strategic planning initiatives, was primarily responsible for the $267 increase in expenses for contractual services. An increase of $42 for routine maintenance, real estate taxes and utility costs for properties held in other real estate, coupled with $125 in losses on the disposition of such properties, also contributed to the rise in other expenses. Finally, we incurred costs in the fourth quarter of 2000 associated with the implementation of the new customer sales and service program and marketing costs related to the development of a new advertising campaign.

As previously mentioned, we began developing our Internet-banking program in 2000. Our program will be hosted by an Internet service provider, accessed through our web site. As part of the program, we were required to purchase hardware, software and communications equipment necessary to operate the program. In addition, once the program is operational, we will incur a monthly hosting fee paid to the service provider. Costs incurred in 2000 for the purchase of hardware, software and telecommunications equipment were capitalized as part of premises and equipment and totaled $71. Once the program is operational, the periodic hosting fee will be expensed as incurred.

For a discussion of consensus positions of the Emerging Issues Task Force ("EITF") issued by the FASB related to web site development costs, refer to the note entitled, "Summary of significant accounting policies-Premises and equipment, net," in the Notes to Consolidated Financial Statements to this Annual Report.

Recently, the FDIC decided to retain the existing Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") assessment schedules of 0 to 27 basis points per year for the first semiannual assessment period of 2001. According to FDIC statistics:

  - 93.0 percent of all BIF-member institutions and 90.1 percent of SAIF-member institutions are estimated to be listed in the lowest risk category, thus paying no premiums,

  - Only 0.1 percent of BIF-member institutions and SAIF-member institutions are estimated to be in the highest risk category, paying a premium of 27 cents per 100 dollars in deposits,

  - The average annual assessment rate is projected to be 14 cents per 100 dollars and 29 cents per 100 dollars for BIF-member and SAIF-member institutions,

  - The FDIC-approved rate schedules are expected to maintain the reserve ratios for both the BIF and SAIF above the Congressional mandated 1.25 percent through June 30, 2001,

  - At June 30, 2000, the BIF reserve ratio was 1.34 percent and the SAIF reserve ratio was 1.44 percent, and

  - There will continue to be a separate levy assessed on all FDIC-insured institutions to bear the cost of bonds sold by the Finance Corporation ("FICO") between 1987 and 1989 in support of the former Federal Savings and Loan Insurance Corporation. The 1996 law required the FICO rate on BIF-assessable deposits to be one-fifth the rate for SAIF-assessable deposits.

The FDIC recently released a comprehensive deposit insurance reform proposal. According to the proposal, the current system has three fundamental flaws: deposit premiums are ineffectively priced; charges for deposit insurance occur at the wrong time in the business cycle; and the value of coverage shrinks over time. Specifically, the FDIC proposal recommends:

  -  Merging the BIF and SAIF into one fund,

  - Eliminating the "hard target" reserve ratio of 1.25 percent, maintaining a more flexible target range,

  -  Pricing insurance to be steadier over the business cycle,

  -  Pricing insurance more closely to an institution's risk,

  - Establishing an adjustment mechanism to prevent the fund from becoming too large or too small, and

  - Indexing deposit insurance coverage levels to an appropriate base year of the Consumer Price Index.

We were included in the 93.0 percent of all BIF-member institutions classified in the well capitalized supervisory risk subgroup, under the current assessment system, at December 31, 2000. Accordingly, we will be exempt from paying a BIF assessment for the first half of 2001.

However, along with all banks, we continue to be assessed quarterly for assistance in interest payments on FICO bonds used to capitalize the SAIF. Our assessment was $74 and $40 for the years ended December 31, 2000 and 1999.

INCOME TAXES:

For the year ended December 31, 2000, income tax expense was $1,139 compared to $1,338 for the same period of 1999. Lower net income before income taxes in 2000 combined with the same amount of tax-exempt income as 1999 caused a reduction in our effective tax rate from 22.5 percent in 1999 to 21.3 percent in 2000. Our tax position is comparable to that of our peer group. For 2000 and 1999, the peer group reported an effective tax rate of
21.2 percent and 23.0 percent. We expect income tax expense to remain constant in 2001 as higher levels of pre-tax income are offset through greater amounts of tax-exempt income. In addition to income on tax-exempt loans and investments, we utilize investment tax credits available through our investment in an elderly and low- to moderate-income residential housing program to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $80 in 2000 and 1999. The aggregate amount of tax credits available from this project that will be recognized over ten years ending 2003 is $895.

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

COMM BANCORP, INC.
INDEPENDENT AUDITORS' REPORT
                            ----------------------------------------------

Board of Directors
 and Stockholders
Comm Bancorp, Inc.
Clarks Summit, Pennsylvania


We have audited the accompanying consolidated balance sheets of Comm Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comm Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.



January 31, 2001


/s/ Kronick Kalada Berdy & Co.
-------------------------------
KRONICK KALADA BERDY & CO., P.C.
Kingston, Pennsylvania



COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          ---------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31                                                             2000       1999       1998
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable....................................................................   $23,562    $20,879    $20,587
  Tax-exempt.................................................................       645        419        397
Interest and dividends on investment securities available-for-sale:
  Taxable....................................................................     3,437      4,341      3,493
  Tax-exempt.................................................................     1,645      1,889      2,039
  Dividends..................................................................       130        122        152
Interest on federal funds sold...............................................       164        162        556
                                                                                -------    -------    -------
    Total interest income....................................................    29,583     27,812     27,224
                                                                                -------    -------    -------

INTEREST EXPENSE:
Interest on deposits.........................................................    15,060     13,946     13,946
Interest on short-term borrowings............................................       150         73         11
Interest on long-term debt...................................................         2          3          3
                                                                                -------    -------    -------
    Total interest expense...................................................    15,212     14,022     13,960
                                                                                -------    -------    -------
    Net interest income......................................................    14,371     13,790     13,264
Provision for loan losses....................................................       420        535        855
                                                                                -------    -------    -------
    Net interest income after provision for loan losses......................    13,951     13,255     12,409
                                                                                -------    -------    -------

NONINTEREST INCOME:
Service charges, fees and commissions........................................     2,065      1,647      1,502
Net gains on sale of loans...................................................        18         57         43
Net gains on sale of investment securities available-for-sale................       374        408      1,128
                                                                                -------    -------    -------
    Total noninterest income.................................................     2,457      2,112      2,673
                                                                                -------    -------    -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense.......................................     5,219      4,824      4,445
Net occupancy and equipment expense..........................................     1,692      1,345      1,293
Other expenses...............................................................     4,158      3,260      3,626
                                                                                -------    -------    -------
    Total noninterest expense................................................    11,069      9,429      9,364
                                                                                -------    -------    -------
Income before income taxes...................................................     5,339      5,938      5,718
Provision for income tax expense.............................................     1,139      1,338      1,218
                                                                                -------    -------    -------
    Net income...............................................................     4,200      4,600      4,500
                                                                                -------    -------    -------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on investment securities available-for-sale     2,180     (2,891)       816
Reclassification adjustment for gains included in net income.................      (374)      (408)    (1,128)
Income tax expense (benefit) related to other comprehensive income (loss)....       614     (1,122)      (106)
                                                                                -------    -------    -------
    Other comprehensive income (loss), net of income taxes...................     1,192     (2,177)      (206)
                                                                                -------    -------    -------
    Comprehensive income.....................................................   $ 5,392    $ 2,423    $ 4,294
                                                                                =======    =======    =======

PER SHARE DATA:
Net income...................................................................   $  2.11    $  2.17    $  2.04
Cash dividends declared......................................................   $  0.70    $  0.57    $  0.37
Average common shares outstanding............................................ 1,995,834  2,125,164  2,205,545


See Notes to Consolidated Financial Statements.




COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                           ----------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31                                                                                  2000        1999
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks................................................................. $ 11,919    $ 10,991
Federal funds sold......................................................................   25,500
Investment securities available-for-sale................................................   71,246     105,630
Loans held for sale, net................................................................       62
Loans, net of unearned income...........................................................  297,530     276,850
  Less: allowance for loan losses.......................................................    3,285       3,799
                                                                                         --------    --------
Net loans...............................................................................  294,245     273,051
Premises and equipment, net.............................................................    9,708       9,537
Accrued interest receivable.............................................................    2,014       2,166
Other assets............................................................................    5,046       5,737
                                                                                         --------    --------
    Total assets........................................................................ $419,740    $407,112
                                                                                         ========    ========

LIABILITIES:
Deposits:
  Noninterest-bearing................................................................... $ 39,263    $ 36,061
  Interest-bearing......................................................................  339,458     326,422
                                                                                         --------    --------
    Total deposits......................................................................  378,721     362,483
Short-term borrowings...................................................................                5,500
Long-term debt..........................................................................       36          39
Accrued interest payable................................................................    2,014       1,976
Other liabilities.......................................................................    1,351       1,639
                                                                                         --------    --------
    Total liabilities...................................................................  382,122     371,637
                                                                                         --------    --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 2000, 1,985,399 shares; 1999, 2,035,784 shares.........................................      655         672
Capital surplus.........................................................................    6,244       6,199
Retained earnings.......................................................................   30,310      29,387
Accumulated other comprehensive income (loss)...........................................      409        (783)
                                                                                         --------    --------
    Total stockholders' equity..........................................................   37,618      35,475
                                                                                         --------    --------
    Total liabilities and stockholders' equity.......................................... $419,740    $407,112
                                                                                         ========    ========













See Notes to Consolidated Financial Statements.





COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          ---------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   ACCUMULATED
                                                                                         OTHER         TOTAL
                                                     COMMON  CAPITAL  RETAINED   COMPREHENSIVE  STOCKHOLDERS'
FOR THE THREE YEARS ENDED DECEMBER 31, 2000           STOCK  SURPLUS  EARNINGS    INCOME(LOSS)        EQUITY
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997............................ $727   $6,385   $27,390         $ 1,600       $36,102
Net income............................................                   4,500                         4,500
Dividends declared: $0.37 per share...................                    (816)                         (816)
Dividend reinvestment plan: 4,617 shares issued.......    2      152                                     154
Net changes in other comprehensive income (loss)......                                    (206)         (206)
                                                       ----   ------   -------         -------       -------
BALANCE, DECEMBER 31, 1998............................  729    6,537    31,074           1,394        39,734
Net income............................................                   4,600                         4,600
Dividends declared: $0.57 per share...................                  (1,196)                       (1,196)
Dividend reinvestment plan: 6,409 shares issued.......    2      195                                     197
Repurchase and retirement: 177,647 shares.............  (59)    (533)   (5,091)                       (5,683)
Net changes in other comprehensive income (loss)......                                  (2,177)       (2,177)

BALANCE, DECEMBER 31, 1999............................  672    6,199    29,387            (783)       35,475
Net income............................................                   4,200                         4,200
Dividends declared: $0.70 per share...................                  (1,395)                       (1,395)
Dividend reinvestment plan: 7,015 shares issued.......    2      217                                     219
Repurchase and retirement: 57,400 shares..............  (19)    (172)   (1,882)                       (2,073)
Net changes in other comprehensive income (loss)......                                   1,192         1,192
                                                       ----   ------   -------         -------       -------
BALANCE, DECEMBER 31, 2000............................ $655   $6,244   $30,310         $   409       $37,618
                                                       ====   ======   =======         =======       =======









See Notes to Consolidated Financial Statements.



COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31                                                              2000      1999      1998
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................... $  4,200  $  4,600  $  4,500
Adjustments:
  Provision for loan losses....................................................      420       535       855
  Depreciation, amortization and accretion.....................................    1,788     1,787     1,317
  Amortization of loan fees....................................................     (101)     (161)     (186)
  Deferred income tax expense (benefit)........................................      393        60       (95)
  Gains on sale of investment securities available-for-sale....................     (374)     (408)   (1,128)
  Losses (gains) on foreclosed assets..........................................      125       (20)      139
  Losses on disposition of equipment...........................................       24                  87
  Changes in:
    Loans held for sale, net...................................................      (62)      503      (503)
    Accrued interest receivable................................................      152       131       278
    Other assets...............................................................      329       511        (9)
    Accrued interest payable...................................................       38       236        26
    Other liabilities..........................................................     (421)     (883)      571
                                                                                --------  --------  --------
      Net cash provided by operating activities................................    6,511     6,891     5,852
                                                                                --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available-for-sale.................   16,734    11,128     1,659
Proceeds from repayments of investment securities available-for-sale...........   21,758    39,061    45,175
Purchases of investment securities available-for-sale..........................   (2,395)  (49,707)  (50,198)
Proceeds from sale of foreclosed assets........................................      399       280       275
Net decrease (increase) in lending activities..................................  (23,069)  (29,714)    1,421
Purchases of premises and equipment............................................   (1,027)   (3,197)   (3,940)
                                                                                --------  --------  --------
      Net cash provided by (used in) investing activities......................   12,400   (32,149)   (5,608)
                                                                                --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts..................    4,722    23,846     3,901
  Time deposits................................................................   11 516    (5,616)    7,971
  Short-term borrowings........................................................   (5,500)    5,500    (9,575)
Payments on long-term debt.....................................................       (3)       (2)       (3)
Proceeds from the issuance of common shares....................................      219       197       154
Repurchase and retirement of common shares.....................................   (2,073)   (5,683)
Cash dividends paid............................................................   (1,364)   (1,157)     (793)
                                                                                --------  --------  --------
      Net cash provided by financing activities................................    7,517    17,085     1,655
                                                                                --------  --------  --------
      Net increase (decrease) in cash and cash equivalents.....................   26,428    (8,173)    1,899
      Cash and cash equivalents at beginning of year...........................   10,991    19,164    17,265
                                                                                --------  --------  --------
      Cash and cash equivalents at end of year................................. $ 37,419  $ 10,991  $ 19,164
                                                                                ========  ========  ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest..................................................................... $ 15,174  $ 13,786  $ 13,934
  Income taxes.................................................................      952     1,379     1,066
Noncash items:
  Transfers of loans to foreclosed assets......................................    1,556       379       249
  Unrealized losses (gains) on investment securities available-for-sale, net... $ (1,192) $  2,177  $    206







See Notes to Consolidated Financial Statements.


COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          --------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

Comm Bancorp, Inc., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiaries: Community Bank and Trust Company ("Community Bank"), including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation; and Comm Realty Corporation (collectively, the "Company"). The Company services its individual and commercial customers through fourteen full-service branches located within the Lackawanna, Susquehanna, Wayne and Wyoming counties of Pennsylvania.

Community Bank's primary product is loans to finance one-to-four family residential properties. Other lending products include loans to individuals and small- and medium-sized businesses. Community Bank primarily funds its loans by offering certificates of deposit to commercial enterprises and individuals. Other deposit product offerings include various demand and savings accounts. In addition, Community Bank provides fiduciary services through its Trust Division.

On May 27, 1999, the Commonwealth of Pennsylvania's Department of Banking approved the formation of Community Leasing Corporation, a wholly-owned subsidiary of Community Bank. Community Leasing Corporation provides equipment lease financing to small- and middle-market commercial customers.

On December 28, 2000, the Commonwealth of Pennsylvania's Department of Banking approved the formation of Comm Financial Services Corporation as a wholly-owned subsidiary of Community Bank. Comm Financial Services Corporation engages in selling insurance products and services and in providing asset management services to individuals and small- and medium-sized businesses.

Comm Realty Corporation, incorporated on November 21, 2000, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank.

The Company faces competition primarily from commercial banks, thrift institutions and credit unions within the Northeastern Pennsylvania market, many of which are substantially larger in terms of assets and capital. In addition, mutual funds and security brokers compete for various types of deposits, and consumer, mortgage, leasing and insurance companies compete for various types of loans and leases. Principle methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

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

Community Leasing Corporation, Comm Financial Services Corporation and Comm Realty Corporation did not meet the quantitative thresholds for required segment disclosure under SFAS No. 131.

USE OF ESTIMATES:

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates that are particularly susceptible to material change in the next year relate to the allowance for loan losses, fair value of financial instruments, and the valuations of real estate acquired through foreclosure and intangible assets. Actual results could differ from those estimates.

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

The allocated element consists of a formula portion and a specific portion. The Company utilizes the loss mitigation method for estimating the formula portion of the allocated element of the allowance for loan losses. Loss mitigation involves determining the percentage of each classification of individual loans and loan pools that are expected to result ultimately in loss based on historical experience. Commercial loans and commercial real estate loans are classified and have historical percentages applied on an asset-by-asset basis. Residential mortgage and consumer loans have historical percentages applied on a pool-by-pool basis. The historical loss percentages are updated quarterly and are based on the actual amount of loans in each classification that resulted in loss over the past eight quarters. The historical loss experience is only a starting point for estimating the allowance for loan losses. Management adds to these historical loss percentages a qualitative percentage representing a number of other relevant factors that may cause estimated credit losses associated with the current portfolio to differ from historical loss. These risk factors include: (i) changes in lending policies and procedures; (ii) economic conditions; (iii) nature and volume of the portfolio; (iv) loan review system; (v) volumes of past due and impaired loans; (vi) concentrations; (vii) borrowers' financial status; (viii) collateral value;
(ix) experience, ability and depth of lending management; (x) volume of net charge-offs; and (xi) other factors deemed relevant.

Specific allowances are established for individual loans, on a case-by-case basis, where management has identified that certain conditions or circumstances are present that indicate the probability of a loss will be incurred. Specific reserves are determined through assessment of the borrower's ability to repay and the fair value of the collateral, if the loan is collateral-dependent. If the carrying amount of the loan exceeds the discounted expected cash flows or the value of the underlying collateral, the excess is specifically reserved.

The unallocated portion is used to cover inherent losses that exist as of the evaluation date, but which have not been identified by the loss mitigation method due to limitations in the process. One such limitation is that it does not take into account deviations of current losses from historical experience. This may cause estimated credit losses associated with the current portfolio to differ from historical loss experience resulting in an allowance that is higher or lower than the appropriate level. Management establishes the unallocated element of the allowance judgmentally by considering a number of the risk factors similar to the ones used for determining the allocated element.

Management monitors the adequacy of the allocated portion of the allowance quarterly and adjusts the allowance for any deficiencies through normal operations. This self-correcting mechanism reduces potential differences between estimates and actual observed losses. In addition, the unallocated portion of the allowance is examined to ensure that it remains relatively constant in relation to the total allowance unless there are changes in the related criteria that would indicate a need to either increase or decrease it. The determination of the allowance for loan loss level is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, management cannot ensure that charge-offs in the future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required resulting in an adverse impact on operating results.

Additionally, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and foreclosed real estate. These agencies may require the Company to recognize additions to the allowance based on information available to them at the time of their examination. Management is unaware of any such requirements based on the results of the Company's latest regulatory examination at September 30, 2000.

As subsequently discussed in this note, in cases where quoted market prices are not available, fair values of financial instruments are based on estimates using present value or other valuation techniques which are subject to change.

Real estate acquired in connection with foreclosures or in satisfaction of loans is written-down to the lower of the related loan balance or 80.0 percent of fair market value for residential properties and 75.0 percent of fair market value for commercial properties based upon estimates derived through independent appraisals. However, proceeds realized from sales may ultimately be higher or lower than those estimates.

Intangible assets include goodwill that resulted from the acquisition of The First National Bank of Nicholson and a core deposit intangible that resulted from the assumption of deposit liabilities in the acquisition of two branches. However, if the future benefits are not derived, estimated amortization may increase and/or a charge for impairment may be recognized.

INVESTMENT SECURITIES:

Investment securities are classified and accounted for as either held-to-maturity, available-for-sale or trading based on management's intent at the time of acquisition. Management is required to reassess the appropriateness of the classifications at each reporting date. The Company does not buy or hold securities principally for the purpose of selling them in the near term in order to generate profits from market appreciation. Accordingly, there were no investment securities classified as trading at December 31, 2000 and 1999.

The Company classifies debt securities as held-to-maturity when management has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. The Company did not have any investment securities classified as held-to-maturity at December 31, 2000 and 1999.

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

Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums are amortized and discounts are accreted over the contractual lives of investment securities using the interest method, except for mortgage-backed securities, where amortization and accretion are prorated based on principal repayments.

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

On June 15, 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," by addressing a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS 133. On July 7, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This Statement delayed the effective date of SFAS No. 133 for one year. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) a hedge of foreign currency exposures. SFAS No. 133 was originally scheduled to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 amended SFAS No. 133 making the Statement effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The adoption of these Statements on January 1, 2001, is not expected to have a material effect on operating results or financial position, as the Company has no instruments that qualify as derivatives or hedges.

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

LOANS:

Loans, including direct financing leases, are stated at outstanding principal balances, net of unearned interest and net deferred loan fees. Interest income is accrued on the principal amount outstanding, except for certain scheduled payment loans for which interest is accrued based on a predetermined amortization schedule. Unearned interest on leases and installment loans is recognized over the respective loan terms using the effective interest method. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized over the contractual life of the related loan as an adjustment to yield using the effective interest method. For direct financing leases, any gain or loss realized upon disposal of equipment returned at the end of the lease term is included in other income or expense.

NONPERFORMING ASSETS:

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. When the value of an impaired loan is less than the recorded investment in the loan, the impairment is recognized by adjusting the allowance for loan losses with a corresponding charge to the provision for loan losses. The Company utilizes the specific identification method in considering each loan for impairment disclosure.

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include accruing loans past due 90 days or more and impaired loans. Impaired loans consist of nonaccrual and restructured loans. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections, after a loan has been placed on nonaccrual status, are credited to a suspense account until either the loan is returned to performing status or charged-off. The interest accumulated in the suspense account is credited to income if the nonaccrual loan is returned to performing status. However, if the nonaccrual loan is charged-off, the accumulated interest is applied as a reduction to principal at the time the loan is charged-off. A nonaccrual loan is returned to performing status when the loan is current as to principal and interest and has performed according to the contractual terms for a minimum of six months.

Restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower's financial condition. Interest income on restructured loans is recognized when earned, using the interest method. The Company had the same one restructured loan during 2000 and 1999.

Foreclosed assets are comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures. The Company includes such properties in other assets. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.
Foreclosed assets are recorded at the lower of the related loan balance or
80.0 percent of its fair market value for residential properties and 75.0 percent of its fair market value for commercial properties at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. Subsequent declines in the recorded value of the property prior to its disposal and costs to maintain the assets are included in other expenses. No allowance for losses has been established subsequent to the acquisition of foreclosed assets during the three years ended December 31, 2000. Any gain or loss realized upon disposal of foreclosed assets is included in noninterest income or expense. The historical average holding period for such properties is less than twelve months.

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

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under home equity and credit card arrangements, and commercial letters of credit. These financial instruments are recorded in the financial statements when they are exercised. Fees on commercial letters of credit and on unused, available lines of credit are recorded as service charges, fees and commissions and are included in noninterest income when earned.

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

Premises.................................................... 15-45 years
Equipment...................................................  3-10 years
Leasehold improvements......................................    15 years

On March 16, 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs." The EITF provides accounting guidance for certain web site development costs. The costs addressed in Issue No. 00-2 include those related to the planning stage, web site application and infrastructure development stage, graphics development, content development and operating stage. The consensuses in this Issue are effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000, with earlier application encouraged. During 2000, the Company capitalized costs of $71 in developing this web site. The Company's adoption of EITF Issue No. 00-2 on July 1, 2000, did not have a material effect on operating results or financial position.

MORTGAGE SERVICING RIGHTS:

On September 29, 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces the similarly titled SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The standards continue to be based on a consistent application of a "financial-components approach" that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The accounting provisions of the Statement are generally effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the accounting provisions of SFAS No. 140 in 2000, did not have a material effect on operating results or financial position.

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

INTANGIBLE ASSETS:

Goodwill, the excess cost over the net assets acquired in a business combination accounted for as a purchase, is included in other assets and amortized on a straight-line basis over 15 years. The core deposit intangible that resulted from branch acquisitions is included in other assets and amortized on a straight-line basis over eight years. Management, on a periodic basis, reviews goodwill and the core deposit intangible and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of these assets. Impairment, if any, is measured based on the fair value of the intangible asset. As of December 31, 2000 and 1999, there were no events or changes in circumstances that would lead management to believe that the carrying amounts of these assets may not be recoverable.

EMPLOYEE BENEFIT PLANS:

On January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The
Statement: (i) revised employers' disclosures about pensions and other postretirement benefit plans. It did not change the measurement or recognition of pensions or other postretirement benefit plans; (ii) standardized the disclosure requirements for benefits of such plans to the extent practicable; (iii) required additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis; and (iv) eliminated certain disclosures that are no longer useful as they were when Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlement and Curtailment of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. Most of the changes in the disclosure provisions of SFAS No. 132 address defined benefit plans. The adoption of this Statement did not change the Company's disclosures nor did it have any effect on operating results or financial position.

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

TRUST ASSETS:

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets since they are not the Company's assets. Trust income is recorded on a cash basis, which is not materially different than if reported on an accrual basis, and is included in noninterest income. Trust services revenue did not meet any of the quantitative thresholds for required segment disclosure under SFAS No. 131.

STATEMENTS OF CASH FLOWS:

The Statements of Cash Flows are presented using the indirect method. For the purpose of cash flow, cash and cash equivalents include cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the FRB and FHLB-Pgh and federal funds sold. Federal funds sold are highly-liquid investments sold for one-day periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial. Accordingly, such assets and liabilities are excluded from disclosure
requirements.   For example, no benefit is recorded for the value of low-
cost funding subsequently discussed. In addition, Community Bank's Trust Division contributes fee income annually. Trust assets and liabilities are not considered financial instruments for this disclosure, and their values have not been incorporated into the fair value estimates. Other significant items that are not considered financial instruments include deferred tax assets, premises and equipment, foreclosed assets and intangibles. Accordingly, the net aggregate fair value amounts presented do not represent the underlying value of the Company.

The Company's assets that were considered financial instruments approximated 96.5 percent and 96.2 percent at December 31, 2000 and 1999. Liabilities that were considered financial instruments approximated 99.6 percent at December 31, 2000 and 1999. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. In many cases, these values cannot be realized in immediate settlement of the instrument.

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

LOANS HELD FOR SALE, NET: The fair value of loans held for sale, net, are based on quoted market prices.

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

COMMITMENTS: The majority of commitments to extend credit, unused portions of home equity and credit card lines and letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts and is included in net loans.

COMPREHENSIVE INCOME:

Effective in the first reporting period of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Items falling under the scope of SFAS No. 130 include foreign currency items and unrealized gains and losses on available-for-sale debt and equity securities. According to the Statement, all items that are required to be recognized as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive income included in the Consolidated Statements of Changes in Stockholders' Equity relates to the unrealized gains or losses on available-for-sale securities.

ADVERTISING COSTS:

Advertising costs are expensed as incurred and totaled $293 in 2000, $279 in 1999 and $281 in 1998.

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

The Parent Company and its subsidiaries file a consolidated federal income tax return. The subsidiaries provide for income taxes on a separate return basis, and remit amounts determined to be currently payable to the Parent Company.

EARNINGS PER COMMON SHARE:

The Company adopted SFAS No. 128, "Earnings Per Share" in 1998. The object of SFAS No. 128 was to simplify the earnings per share ("EPS") calculation and to make the United States' standard for computation compatible with the EPS standards of other countries and with those of the International Accounting Standards Committee.

Under SFAS No. 128, two EPS calculations are required: basic EPS, computed by dividing net income by the weighted-average common shares outstanding; and dilutive EPS, computed by dividing net income by the weighted-average common shares outstanding plus all dilutive potential common shares outstanding.

The Company had no dilutive potential common shares outstanding during the three-year period ended December 31, 2000, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.

CAPITAL STRUCTURE:

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

2. CASH AND DUE FROM BANKS:

The Federal Reserve Act, as amended, imposes reserve requirements on all member depository institutions. The Company's required reserve balances, which were satisfied through the restriction of vault cash, were $853 and $4,077 at December 31, 2000 and 1999, respectively. These reserve requirements averaged $3,782 in 2000 and $3,611 in 1999.

Community Bank maintains compensating balances with the FRB and various other correspondent banks, most of which are not required, to offset specific charges for check clearing and other services. Balances maintained for this purpose were $7,972 and $4,941 at December 31, 2000 and 1999, respectively. Compensating balances with correspondent banks averaged $5,373 in 2000 and $4,625 in 1999.

3. INVESTMENT SECURITIES:

All investment securities were classified as available-for-sale for the years ended December 31, 2000 and 1999. The amortized cost and fair value of available-for-sale securities at December 31, 2000 and 1999, are summarized as follows:


                                            AMORTIZED  UNREALIZED  UNREALIZED      FAIR
DECEMBER 31, 2000                                COST       GAINS      LOSSES     VALUE
---------------------------------------------------------------------------------------
U.S. Treasury securities....................  $ 3,006                    $  5   $ 3,001
U.S. Government agencies....................    1,009        $ 16                 1,025
State and municipals........................   19,283         795           3    20,075
Mortgage-backed securities..................   45,505          50         286    45,269
Equity securities...........................    1,823          53                 1,876
                                              -------        ----        ----   -------
  Total.....................................  $70,626        $914        $294   $71,246
                                              =======        ====        ====   =======

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
                                             ========        ====      ======  ========


Proceeds from the sales of available-for-sale securities amounted to $16,734 in 2000, $11,128 in 1999 and $1,659 in 1998. Gross gains of $383,
$408 and $1,128 were realized on the sale of securities in 2000, 1999 and 1998, respectively. Gross losses of $9 were realized on the sale of securities in 2000. There were no gross losses realized on the sale of securities in 1999 and 1998. The income tax provision applicable to net realized gains amounted to $127, $139 and $383 in 2000, 1999 and 1998, respectively.

Net unrealized holding gains and losses on available-for-sale securities are included, as a separate component, in stockholders' equity. The Company had a net unrealized holding gain of $409, net of deferred income taxes of $211 at December 31, 2000, and a net unrealized holding loss of $783, net of deferred income tax benefits of $403, at December 31, 1999.

Investment securities with an amortized cost of $41,918 at December 31, 2000, and $35,157 at December 31, 1999, were pledged to secure deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. The fair value of these securities was $41,678 at December 31, 2000, and $34,406 at December 31, 1999.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at December 31, 2000, is summarized in the table that follows. The weighted-average yield based on amortized cost has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, including collateralized mortgage obligations ("CMOs"), and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities, or estimated maturities for mortgage-backed securities and CMOs, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.



                                               AFTER ONE       AFTER FIVE
                                WITHIN         BUT WITHIN      BUT WITHIN         AFTER
                               ONE YEAR        FIVE YEARS      TEN YEARS        TEN YEARS          TOTAL
                            --------------------------------------------------------------------------------
DECEMBER 31, 2000           AMOUNT  YIELD    AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD    AMOUNT  YIELD
------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Treasury securities.. $ 3,006   5.03%                                                    $ 3,006   5.03%
U.S. Government agencies..                  $ 1,009   6.20%                                     1,009   6.20
State and municipals......   1,460   6.53     1,425   7.13   $4,467   7.82%  $11,931   8.06%   19,283   7.82
Mortgage-backed securities  15,451   5.93    29,062   5.97      992   6.02                     45,505   5.96
Equity securities.........                                                     1,823   6.94     1,823   6.94
                           -------          -------          ------          -------          -------
  Total................... $19,917   5.84%  $31,496   6.03%  $5,459   7.49%  $13,754   7.91%  $70,626   6.46%
                           =======          =======          ======          =======          =======

Fair value:
U.S. Treasury securities.. $ 3,001                                                            $ 3,001
U.S. Government agencies..                  $ 1,025                                             1,025
State and municipals......   1,461            1,431          $4,674          $12,509           20,075
Mortgage-backed securities  15,391           28,900             978                            45,269
Equity securities.........                                                     1,876            1,876
                           -------          -------          ------          -------          -------
  Total................... $19,853          $31,356          $5,652          $14,385          $71,246
                           =======          =======          ======          =======          =======



Except for U.S. Treasury securities and U.S. Government agencies, including mortgage-backed securities, there were no securities of any individual issuer that exceeded 10.0 percent of stockholders' equity at December 31, 2000 and 1999. All securities, except for $249 of tax-exempt obligations of local municipalities, are considered "investment grade," receiving a rating of "Baa" or higher from Moody's or "BBB" or higher from Standard and Poor's rating services at December 31, 2000.

4. LOANS, NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES:

The major classifications of loans outstanding, net of unearned interest of $3,284 and $2,148 and loan fees of $458 and $532 at December 31, 2000 and 1999, respectively, are summarized as follows:



DECEMBER 31                                                            2000        1999
---------------------------------------------------------------------------------------
Commercial, financial and others.................................. $ 49,476    $ 43,907
Real estate:
  Construction....................................................    3,546       3,164
  Mortgage........................................................  205,771     198,423
Consumer, net.....................................................   37,800      30,830
Lease financing, net..............................................      937         526
                                                                   --------    --------
    Total......................................................... $297,530    $276,850
                                                                   ========    ========


Fixed-rate loans totaled $221,571 at December 31, 2000, while loans with adjustable interest rates totaled $75,959. At December 31, 1999, fixed-rate loans totaled $214,778 and adjustable-rate loans totaled $62,072.

The maturity distribution of the loan portfolio by major classification at December 31, 2000, is summarized as follows:


                                                 AFTER ONE
                                     WITHIN      BUT WITHIN       AFTER
DECEMBER 31, 2000                   ONE YEAR     FIVE YEARS     FIVE YEARS        TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others.... $27,900       $ 16,125       $  5,451     $ 49,476
Real estate:
 Construction.......................   3,546                                      3,546
 Mortgage...........................  30,402         67,048        108,321      205,771
Consumer, net.......................  12,620         20,482          4,698       37,800
Lease financing, net................     348            589                         937
                                     -------       --------       --------     --------
    Total........................... $74,816       $104,244       $118,470     $297,530
                                     =======       ========       ========     ========


Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $2,524 at December 31, 2000, and $4,134 at December 31, 1999. Advances and repayments during 2000 totaled $1,516 and $3,126, respectively. These loans are made during the ordinary course of business at normal credit terms. There were no related party loans that were classified as nonaccrual, past due, restructured or considered a potential credit risk at December 31, 2000 and 1999.

At December 31, 2000, substantially all of the Company's loans were at least partially secured by real estate in Lackawanna, Susquehanna, Wayne and Wyoming counties of Northeastern Pennsylvania. Therefore, a primary concentration of credit risk is directly related to the real estate market in the Northeastern Pennsylvania area. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectibility of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The analysis of changes affecting the allowance for loan losses account for each of the three years ended December 31, 2000, 1999 and 1998, is summarized as follows:


                                                                   2000    1999    1998
---------------------------------------------------------------------------------------
Balance, January 1............................................. $ 3,799  $4,050  $3,798
Provision for loan losses......................................     420     535     855
Loans charged-off..............................................  (1,029)   (964)   (789)
Loans recovered................................................      95     178     186
                                                                -------  ------  ------
Balance, December 31........................................... $ 3,285  $3,799  $4,050
                                                                =======  ======  ======


Information concerning nonperforming assets at December 31, 2000 and 1999, is summarized as follows:


DECEMBER 31                                                                2000    1999
---------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial, financial and others........................................ $  141  $  166
Real estate:
  Construction..........................................................
  Mortgage..............................................................  1,469   2,272
Consumer, net...........................................................     74      33
Lease financing, net....................................................
                                                                         ------  ------
    Total nonaccrual loans..............................................  1,684   2,471
                                                                         ------  ------
Restructured loans......................................................    124     149
                                                                         ------  ------
    Total impaired loans................................................  1,808   2,620
                                                                         ------  ------

Accruing loans past due 90 days or more:
Commercial, financial and others........................................     23     726
Real estate:
  Construction..........................................................
  Mortgage..............................................................    449   2,768
Consumer, net...........................................................    353     471
Lease financing, net....................................................
                                                                         ------  ------
    Total accruing loans past due 90 days or more.......................    825   3,965
                                                                         ------  ------
    Total nonperforming loans...........................................  2,633   6,585
Foreclosed assets.......................................................  1,391     359
                                                                         ------  ------
    Total nonperforming assets.......................................... $4,024  $6,944
                                                                         ======  ======


Information relating to the recorded investment in impaired loans at December 31, 2000 and 1999, is summarized as follows:


DECEMBER 31                                                                2000    1999
---------------------------------------------------------------------------------------
Impaired loans:
With a related allowance................................................ $1,684  $2,471
With no related allowance...............................................    124     149
                                                                         ------  ------
  Total................................................................. $1,808  $2,620
                                                                         ======  ======


The analysis of changes affecting the allowance for loan losses related to impaired loans at December 31, 2000, 1999 and 1998, is summarized as follows:


                                                                   2000    1999    1998
---------------------------------------------------------------------------------------
Balance, January 1............................................... $ 613   $ 642   $ 541
Provision for loan losses........................................   116     472     342
Loans charged-off................................................  (324)   (546)   (286)
Loans recovered..................................................            45      45
                                                                  -----   -----   -----
Balance, December 31............................................. $ 405   $ 613   $ 642
                                                                  =====   =====   =====


Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-years ended December 31, 2000, is summarized as follows:


YEAR ENDED DECEMBER 31                                             2000    1999    1998
---------------------------------------------------------------------------------------
Gross interest due under terms.................................. $  293  $  253  $  175
Interest income recognized......................................    104      53      98
                                                                 ------  ------  ------
Interest income not recognized.................................. $  189  $  200  $   77
                                                                 ======  ======  ======

Interest income recognized (cash-basis)......................... $  104  $   53  $   98

Average recorded investment in impaired loans................... $2,473  $2,564  $1,867


Cash received on impaired loans applied as a reduction of principal totaled $264 in 2000, $266 in 1999 and $650 in 1998. There were no commitments to extend additional funds to customers with impaired loans at December 31, 2000 and 1999.

5. COMMITMENTS, CONCENTRATIONS AND CONTINGENT LIABILITIES:

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Management does not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on the results of operations or financial position.

The contractual amounts of off-balance sheet commitments at December 31, 2000 and 1999, are summarized as follows:


DECEMBER 31                                                               2000     1999
---------------------------------------------------------------------------------------
Commitments to extend credit.......................................... $25,873  $22,338
Unused portions of home equity and credit card lines..................   3,904    2,981
Commercial letters of credit..........................................   1,278    1,057
                                                                       -------  -------
  Total............................................................... $31,055  $26,376
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

The Company employs the same credit policies and requirements in making off-balance sheet credit commitments as it does for on-balance sheet instruments. Allowance for credit losses, if any, on off-balance sheet commitments is reported separately as a liability. No allowance was deemed necessary at December 31, 2000 and 1999. These commitments are generally issued for one year or less and often expire unused in whole or in part by the customer.

The Company provides deposit and loan products and other financial services to consumer and corporate customers in its four-county market area of Lackawanna, Susquehanna, Wayne and Wyoming. There are no significant concentrations of credit risk from any individual counterparty or groups of counterparties, except for locational concentrations. The concentrations of the credit portfolio by loan type are set forth in Note 4. Collateral is required for all real estate exposure and for most other loans, including off-balance sheet commitments upon extension of credit. Loan-to-value ratios of no greater than 80.0 percent are maintained, except in the case of loans secured by deposits or U.S. Government securities.
The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but may include property, plant and equipment, primary residential properties, and to a lesser extent, income-producing properties. Although the credit portfolio is diversified, the Company and its borrowers are dependent on the continued viability of the Northeastern Pennsylvania economy. The loan portfolio does not include any form of credit involving highly-leveraged transactions, defined as financing transactions that involve the buyout, acquisition or recapitalization of an existing business, including credit extended to highly-leveraged industries.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and depository institutions. The counterparty's creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2000 and 1999, there were no significant concentrations of credit risk from any one issuer with the exception of U.S. Treasury securities and U.S. Government agencies, including mortgage-backed securities.

Neither the Company or any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the results of operations or financial position.

6. PREMISES AND EQUIPMENT, NET:

Premises and equipment at December 31, 2000 and 1999, are summarized as follows:


DECEMBER 31                                                               2000     1999
---------------------------------------------------------------------------------------
Land.................................................................. $ 2,213  $ 2,213
Premises..............................................................   8,698    8,467
Leasehold improvements................................................     291      232
Furniture and equipment...............................................   6,135    5,557
                                                                       -------  -------
  Total premises and equipment........................................  17,337   16,469
Less: accumulated depreciation........................................   7,629    6,932
                                                                       -------  -------
  Premises and equipment, net......................................... $ 9,708  $ 9,537
                                                                       =======  =======


Amounts charged to noninterest expense for depreciation amounted to $832 in 2000, $676 in 1999 and $609 in 1998. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $59 in 2000, $49 in 1999 and $65 in 1998. At December 31, 2000, the Company had no material commitments for capital expenditures.

Certain facilities are leased under operating lease agreements expiring at various dates until the year 2009. Two leases contain escalation clauses that provide for inflation adjustments, and several contain renewal options. The realty leases require the Company to pay real estate taxes, insurances, utilities and repair costs. Rental expense on operating leases amounted to $110 in 2000, $114 in 1999 and $153 in 1998.

Future minimum annual rentals required under noncancellable leases are summarized as follows:


2001.............................................................................. $106
2002..............................................................................   94
2003..............................................................................   94
2004..............................................................................   69
2005..............................................................................   62
2006 and thereafter...............................................................  219
                                                                                   ----
  Total........................................................................... $644
                                                                                   ====


As part of its Year 2000 ("Y2K") readiness, the Company evaluated and tested all computer hardware and software to determine Y2K compliance. Based on this evaluation, noncompliant assets having a net book value of $87 were disposed of in 1998. This loss on disposition was included in noninterest expense in 1998. There were no such Y2K remediation costs incurred during 2000 or 1999.

7. OTHER ASSETS:

The major components of other assets at December 31, 2000 and 1999, are summarized as follows:


DECEMBER 31                                                                2000    1999
---------------------------------------------------------------------------------------
Goodwill................................................................ $  567  $  785
Core deposit intangible.................................................  1,350   1,620
Deferred income taxes...................................................    735   1,742
Foreclosed assets.......................................................  1,391     359
Mortgage servicing rights...............................................     47      49
Other...................................................................    956   1,182
                                                                         ------  ------
  Total................................................................. $5,046  $5,737
                                                                         ======  ======


Amortization expense of goodwill amounted to $218 per year for 2000, 1999 and 1998. Amortization expense of the core deposit intangible amounted to $270 in 2000, 1999 and 1998.

The net costs of operating foreclosed assets, including gains and losses on the sale of such properties, were $191 in 2000, $4 in 1999 and $193 in 1998.

The Company originates one-to-four family residential mortgage loans for sale on the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $5,923 at December 31, 2000, and $5,505 at December 31, 1999. Custodial escrow balances maintained in connection with the loan servicing and included in demand deposits, were $2 and $7 at December 31, 2000 and 1999, respectively.

The analysis of the changes in the balances of mortgage servicing assets for each of the three years ended December 31, 2000, 1999 and 1998, is summarized as follows:


                                                                   2000    1999    1998
---------------------------------------------------------------------------------------
Balance, January 1................................................. $49     $21
Additions..........................................................   8      35     $21
Amortization.......................................................  10       7
                                                                    ---     ---     ---
Balance, December 31............................................... $47     $49     $21
                                                                    ===     ===     ===


At December 31, 2000, 1999 and 1998, the fair value of the mortgage servicing assets approximated their carrying value, therefore, no valuation allowance was deemed necessary.

8. DEPOSITS:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2000 and 1999, are summarized as follows:


DECEMBER 31                                                             2000       1999
---------------------------------------------------------------------------------------
Interest-bearing deposits:
  Money market accounts............................................ $ 28,888   $ 25,401
  NOW accounts.....................................................   24,938     25,408
  Savings accounts.................................................   74,602     76,099
  Time deposits less than $100.....................................  177,304    176,261
  Time deposits $100 or more.......................................   33,726     23,253
                                                                    --------   --------
    Total interest-bearing deposits................................  339,458    326,422
Noninterest-bearing deposits.......................................   39,263     36,061
                                                                    --------   --------
    Total deposits................................................. $378,721   $362,483
                                                                    ========   ========


Deposits of directors, executive officers, principal stockholders or their affiliates are accepted on the same terms and at the prevailing interest rates offered at the time of deposit for comparable transactions with unrelated parties. The amount of related party deposits totaled $4,221 at December 31, 2000, and $3,026 at December 31, 1999.

The maturity distribution of time deposits $100 or more at December 31, 2000 and 1999, is summarized as follows:


DECEMBER 31                                                               2000     1999
---------------------------------------------------------------------------------------
Within three months................................................... $17,281  $ 3,752
After three months but within six months..............................   3,357    5,240
After six months but within twelve months.............................   5,761    5,411
After twelve months...................................................   7,327    8,850
                                                                       -------  -------
  Total............................................................... $33,726  $23,253
                                                                       =======  =======


Interest expense on time deposits $100 or more amounted to $1,931 in 2000, $1,293 in 1999 and $1,409 in 1998.

The aggregate amounts of maturities for all time deposits at December 31, 2000, are summarized as follows:


2001.......................................................................... $113,834
2002..........................................................................   48,566
2003..........................................................................   21,457
2004..........................................................................    7,259
2005..........................................................................   19,250
2006 and thereafter...........................................................      664
                                                                               --------
  Total....................................................................... $211,030
                                                                               ========


The aggregate amount of deposits reclassified as loans was $91 at December 31, 2000, and $160 at December 31, 1999. Management evaluates transaction accounts that are overdrawn for collectibility as part of its evaluation for credit losses. At December 31, 2000 and 1999, no allowance was deemed necessary for these accounts. During 2000 and 1999, no deposits were received on terms other than those available in the normal course of business.

9. SHORT-TERM BORROWINGS:

Short-term borrowings available to the Company consist of a line of credit and advances with the FHLB-Pgh secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investment and mortgage-backed securities and mortgage loans. The line is limited to the Company's maximum borrowing capacity ("MBC") with the FHLB-Pgh, which is based on a percentage of qualifying collateral assets. At December 31, 2000, the MBC was $170.8 million. Interest accrues daily on the line based on the rate of FHLB-Pgh discount notes. This rate resets each day. The line is renewable annually on its anniversary date and carries no associated commitment fees. The FHLB-Pgh has the right to reduce or terminate the line at any time without prior notice and the Company may repay the line at any time without incurring prepayment penalties. Short-term advances are issued with maturities less than one year based on the FHLB-Pgh's current cost of funds rate. Advances are limited to the MBC and are not prepayable. There are no commitment fees associated with the advances, except those for forward settlement that are based on FHLB-Pgh hedging costs.

There were no short-term borrowings outstanding at December 31, 2000. Short-term borrowings outstanding at December 31, 1999, under the line of credit agreement, were $5,500. The average daily balance and weighted-average rate on aggregate short-term borrowings was $2,374 at 6.3 percent in 2000 and $1,393 at 5.3 percent in 1999. The maximum amount of all short-term borrowings outstanding at any month-end was $11,200 during 2000 and $7,025 during 1999. Short-term borrowings during 2000 and 1999 consisted entirely of the FHLB-Pgh line of credit.

10. LONG-TERM DEBT:

Long-term debt at December 31, 2000 and 1999, consisted entirely of a 7.5 percent fixed-rate, amortizing advance from the FHLB-Pgh Community Investment Program. This advance matures on September 2, 2009. The scheduled principal payments on the note for the next five years total $3 for each of the three years 2001 through 2003 and $4 for 2004 and 2005.
The prepayment fee applicable to the advance is equal to the present value of the difference between cash flows generated at the advance rate from the date of the prepayment until the original maturity date, and the cash flows that would result from the interest rate posted by the FHLB-Pgh on the date of prepayment for an advance of comparable maturity. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB-Pgh stock. The average daily balance on long-term debt in 2000 was $37 with a weighted-average rate of 7.5 percent. For 1999, the average daily balance on long-term debt was $40 with a weighted-average rate of 7.5 percent.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of financial instruments at December 31, 2000 and 1999, is summarized as follows:


                                                     2000                  1999
                                              -------------------   -------------------
                                              CARRYING       FAIR   CARRYING       FAIR
DECEMBER 31                                      VALUE      VALUE      VALUE      VALUE
---------------------------------------------------------------------------------------
Financial assets:
Cash and cash equivalents.................... $ 37,419   $ 37,419   $ 10,991   $ 10,991
Investment securities available-for-sale.....   71,246     71,246    105,630    105,630
Loans held for sale, net.....................       62         63
Net loans....................................  294,245    286,819    273,051    271,774
Accrued interest receivable..................    2,014      2,014      2,166      2,166
                                              --------   --------   --------   --------
  Total...................................... $404,986   $397,561   $391,838   $390,561

Financial liabilities:
Deposits without stated maturities........... $167,691   $167,691   $162,969   $162,969
Deposits with stated maturities..............  211,030    212,822    199,514    201,561
Short-term borrowings........................                          5,500      5,500
Long-term debt...............................       36         36         39         39
Accrued interest payable.....................    2,014      2,014      1,976      1,976
                                              --------   --------   --------   --------
  Total...................................... $380,771   $382,563   $369,998   $372,045
                                              ========   ========   ========   ========


12. EMPLOYEE BENEFIT PLANS:

The Company has a defined contribution plan covering all employees who meet the age and service requirements. Contributions to the plan, included in salaries and employee benefits expense, were $89 in 2000, $46 in 1999 and $64 in 1998.

13. INCOME TAXES:

For the years ended December 31, 2000, 1999 and 1998, the current and deferred amounts of the provision for income tax expense (benefit) are summarized as follows:



YEAR ENDED DECEMBER 31                                             2000    1999    1998
---------------------------------------------------------------------------------------
Current......................................................... $  746  $1,278  $1,313
Deferred........................................................    393      60     (95)
                                                                 ------  ------  ------
  Total......................................................... $1,139  $1,338  $1,218
                                                                 ======  ======  ======


A reconciliation between the effective income tax expense and the amount of income tax expense that would have been provided at the federal statutory tax rate of 34.0 percent for the years ended December 31, 2000, 1999 and 1998, is summarized as follows:


YEAR ENDED DECEMBER 31                                            2000     1999    1998
---------------------------------------------------------------------------------------
Federal income tax at statutory rate........................... $1,815   $2,019  $1,944
Differences resulting from:
  Tax-exempt interest, net.....................................   (671)    (675)   (709)
  Goodwill.....................................................     74       74      74
  Residential housing program tax credit.......................    (80)     (80)    (80)
  Other........................................................      1              (11)
                                                                ------   ------  ------
    Federal income tax on income before income taxes........... $1,139   $1,338  $1,218
                                                                ======   ======  ======


For the years ended December 31, 2000, 1999 and 1998, sources of change in deferred income taxes and the related tax effects are summarized as follows:


YEAR ENDED DECEMBER 31                                            2000     1999    1998
---------------------------------------------------------------------------------------
Allowance for loan losses...................................... $  211  $    94   $ (86)
Loans, net of unearned income..................................     25       40      60
Accrued interest receivable....................................     60      (70)     27
Premises and equipment, net....................................    139       38     (54)
Core deposit intangible........................................    (42)     (42)    (42)
                                                                ------  -------   -----
  Change in deferred income taxes affecting the statements of
   income......................................................    393       60     (95)
Deferred income taxes on investment securities recognized in
 stockholders' equity..........................................    614   (1,122)   (106)
                                                                ------  -------   -----
    Total change in deferred income taxes...................... $1,007  $(1,062)  $(201)
                                                                ======  =======   =====


The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2000 and 1999, are summarized as follows:



DECEMBER 31                                                                2000    1999
---------------------------------------------------------------------------------------
Deferred tax assets:
  Investment securities available-for-sale..............................         $  403
  Allowance for loan losses............................................. $  905   1,116
  Loans, net of unearned income.........................................    156     181
  Accrued interest receivable...........................................    161     221
  Core deposit intangible...............................................    128      86
                                                                         ------  ------
    Total...............................................................  1,350   2,007
                                                                         ------  ------
Deferred tax liabilities:
  Investment securities available-for-sale..............................    211
  Premises and equipment, net...........................................    404     265
                                                                         ------  ------
    Total...............................................................    615     265
                                                                         ------  ------
    Net deferred tax assets............................................. $  735  $1,742
                                                                         ======  ======


The Company has determined that the establishment of a valuation reserve for the deferred tax assets is not required, since it is more likely than not that the net deferred tax assets could be principally realized through carryback to taxable income in prior years, and by future reversals of existing taxable temporary differences, or to a lesser extent, through future taxable income. A review of the tax criteria related to the recognition of deferred tax assets is performed quarterly. Banks in Pennsylvania are not subject to state or local income taxes, however, they pay a tax on capital. This tax is included in other expenses.

Income tax expense (benefit) related to unrealized holding gains and losses and the reclassification adjustments included in other comprehensive income for the three years ended December 31, 2000, 1999 and 1998, were calculated using the prevailing statutory tax rate of 34.0 percent and are summarized as follows:


DECEMBER 31                                                                           2000     1999     1998
------------------------------------------------------------------------------------------------------------
Income tax expense (benefit):
  Unrealized holding gains (losses) on investment securities available-for-sale.... $ 741   $  (983)   $ 277
  Reclassification adjustment for gains included in net income.....................  (127)     (139)    (383)
                                                                                    -----   -------    -----
    Income tax expense (benefit) related to other comprehensive income............. $ 614   $(1,122)   $(106)
                                                                                    =====   =======    =====




14. PARENT COMPANY FINANCIAL STATEMENTS:


CONDENSED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31                                            2000     1999     1998
----------------------------------------------------------------------------------------
Income:
Dividends from subsidiaries.................................... $3,832  $ 6,744   $  752
Management fees from subsidiaries..............................    212      296      340
Other income...................................................      6        7       44
                                                                ------  -------   ------
  Total income.................................................  4,050    7,047    1,136
                                                                ------  -------   ------
Expense:
Occupancy and equipment expenses...............................     77       76       91
Other expenses.................................................    480      584      592
                                                                ------  -------   ------
  Total expenses...............................................    557      660      683
                                                                ------  -------   ------
Income before income taxes and undistributed income (loss) of
 subsidiaries..................................................  3,493    6,387      453
Income tax benefits............................................   (122)    (128)    (118)
                                                                ------  -------   ------
Income before undistributed income (loss) of subsidiaries......  3,615    6,515      571
Equity in undistributed income (loss) of subsidiaries..........    585   (1,915)   3,929
                                                                ------  -------   ------
  Net income................................................... $4,200  $ 4,600   $4,500
                                                                ======  =======   ======

CONDENSED BALANCE SHEETS

DECEMBER 31                                                                2000     1999
----------------------------------------------------------------------------------------
Assets:
Cash................................................................... $   147  $    12
Investment in bank subsidiary..........................................  35,833   34,082
Investment in nonbank subsidiary.......................................     505
Investment securities available-for-sale...............................      92      948
Other assets...........................................................   1,742    1,552
                                                                        -------  -------
  Total assets......................................................... $38,319  $36,594
                                                                        =======  =======

Liabilities:
Dividends payable...................................................... $   357  $   326
Other liabilities......................................................     344      793
                                                                        -------  -------
  Total liabilities....................................................     701    1,119
Stockholders' equity...................................................  37,618   35,475
                                                                        -------  -------
  Total liabilities and stockholders' equity........................... $38,319  $36,594
                                                                        =======  =======




CONDENSED STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31                                           2000     1999     1998
---------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income................................................... $ 4,200  $ 4,600  $ 4,500
Adjustments:
  Equity in undistributed (income) loss of subsidiaries......    (585)   1,915   (3,929)
  Depreciation and amortization..............................     294      294      294
  Changes in:
    Other assets.............................................    (266)     (38)    (401)
    Other liabilities........................................    (384)     201       39
                                                              -------  -------  -------
      Net cash provided by operating activities..............   3,259    6,972      503
                                                              -------  -------  -------

Cash flows from investing activities:
Proceeds from repayments of investment securities............     599        3
Purchases of investment securities...........................             (599)     (30)
Capital contribution in nonbank subsidiary...................    (505)
                                                              -------  -------  -------
      Net cash provided by (used in) investing activities....      94     (596)     (30)
                                                              -------  -------  -------

Cash flows from financing activities:
Issuance of common stock.....................................     219      197      154
Repurchase and retirement of common shares...................  (2,073)  (5,683)
Cash dividends paid..........................................  (1,364)  (1,157)    (793)
                                                              -------  -------  -------
      Net cash used in financing activities..................  (3,218)  (6,643)    (639)
                                                              -------  -------  -------
      Net increase (decrease) in cash........................     135     (267)    (166)
      Cash at beginning of year..............................      12      279      445
                                                              -------  -------  -------
      Cash at end of year.................................... $   147  $    12  $   279
                                                              =======  =======  =======


15. REGULATORY MATTERS:

Under the Pennsylvania Business Corporation Law of 1988, as amended, the Company may not pay a dividend if, after payment, either the Company could not pay its debts as they become due in the usual course of business, or the Company's total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: (i) financial statements prepared on the basis of GAAP; (ii) financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or (iii) a fair valuation or other method that is reasonable under the circumstances.

In addition, the Company is subject to dividend restrictions under the Pennsylvania Banking Code of 1965, as amended, which allows cash dividends to be declared and paid out of accumulated net earnings. More stringent dividend restrictions apply under Federal Reserve Regulation H, which restricts calendar year dividend payments of member banks to the total of its net profits for that year combined with its retained net profits of the preceding two calendar years, less any required transfer to surplus, unless a bank has received prior approval from the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Accordingly, Community Bank, without prior approval from the Federal Reserve Board, may declare dividends to the Parent Company of $2,599 at December 31, 2000.

Although subject to the aforementioned regulatory restrictions, the Company's consolidated retained earnings at December 31, 2000 and 1999, were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

The Company has paid cash dividends since its formation as a bank holding company in 1983. It is the present intention of the Board of Directors to continue this dividend payment policy, however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors considers payment of dividends.

The amount of funds available for transfer from Community Bank to the Parent Company in the form of loans and other extensions of credit is also limited. Under the provisions of Section 23A of the Federal Reserve Act, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2000, the maximum amount available for transfer from Community Bank to the Parent Company in the form of loans amounted to $3,818. At December 31, 2000 and 1999, there were no loans outstanding, nor were any advances made during 2000 and 1999.

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

Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at December 31, 2000 and 1999, based on the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, Community Bank must maintain minimum Tier I, total and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. There are no conditions or events since the most recent notification that management believes have changed Community Bank's category.

The Company's and Community Bank's capital ratios at December 31, 2000 and 1999, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by FDICIA, are summarized as follows:


                                                                                          MINIMUM TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                      MINIMUM FOR CAPITAL  PROMPT CORRECTIVE
                                                          ACTUAL        ADEQUACY PURPOSES  ACTION PROVISIONS
                                                   ---------------------------------------------------------
DECEMBER 31, 2000                                    AMOUNT    RATIO      AMOUNT   RATIO      AMOUNT   RATIO
------------------------------------------------------------------------------------------------------------
Tier I capital to risk-adjusted assets:
  Consolidated.................................... $ 35,287     14.1%    $10,024     4.0%
  Community Bank..................................   33,537     13.5       9,967     4.0     $14,951     6.0%
Total capital to risk-adjusted assets:
  Consolidated....................................   38,421     15.3      20,047     8.0
  Community Bank..................................   36,654     14.7      19,935     8.0      24,919    10.0
Tier I capital to total average assets
 less intangible assets:
  Consolidated....................................   35,287      8.7      16,198     4.0
  Community Bank.................................. $ 33,537      8.3%    $16,126     4.0%    $20,158     5.0%

Risk-adjusted assets:
  Consolidated.................................... $235,446
  Community Bank..................................  234,040
Risk-adjusted off-balance sheet items:
  Consolidated....................................   15,145
  Community Bank..................................   15,145
Average assets for Leverage ratio:
  Consolidated....................................  404,946
  Community Bank.................................. $403,152


                                                                                          MINIMUM TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                      MINIMUM FOR CAPITAL  PROMPT CORRECTIVE
                                                          ACTUAL        ADEQUACY PURPOSES  ACTION PROVISIONS
                                                   ---------------------------------------------------------
DECEMBER 31, 1999                                    AMOUNT    RATIO      AMOUNT   RATIO      AMOUNT   RATIO
------------------------------------------------------------------------------------------------------------
Tier I capital to risk-adjusted assets:
  Consolidated.................................... $ 33,848     14.6%    $ 9,271     4.0%
  Community Bank..................................   32,619     14.2       9,216     4.0     $13,824     6.0%
Total capital to risk-adjusted assets:
  Consolidated....................................   36,757     15.9      18,543     8.0
  Community Bank..................................   35,510     15.4      18,432     8.0      23,040    10.0
Tier I capital to total average assets
 less intangible assets:
  Consolidated....................................   33,848      8.6      15,752     4.0
  Community Bank.................................. $ 32,619      8.3%    $15,641     4.0%    $19,551     5.0%

Risk-adjusted assets:
  Consolidated.................................... $218,915
  Community Bank..................................  217,526
Risk-adjusted off-balance sheet items:
  Consolidated....................................   12,871
  Community Bank..................................   12,871
Average assets for Leverage ratio:
  Consolidated....................................  393,794
  Community Bank.................................. $391,016


On April 21, 1999, the Board of Directors approved a stock repurchase program, which authorized management to purchase up to 220,000 shares or
10.0 percent of the Company's outstanding common stock. After successfully completing the acquisition of the 220,000 in 2000, the Board of Directors ratified the purchase of an additional 3.0 percent or 60,000 shares of its outstanding common stock pursuant to the program. During 2000 and 1999, 57,400 shares and 177,647 shares having an aggregate cost of $2,073 and $5,683, respectively, were purchased and retired under the program. At December 31, 2000, 44,953 shares were available to be repurchased under the program.

The Company offers its stockholders a Dividend Reinvestment Plan ("DRP"). Under the DRP, the Company registered with the Securities and Exchange Commission 300,000 shares of its common stock to be sold pursuant to this plan. The DRP provides stockholders with a simple and convenient method to invest cash dividends in the Company's common stock without payment of any brokerage commissions, while also furnishing the Company with additional funds for general corporate purposes. Main features of the DRP include the following: (i) shares will be purchased from original issuances; (ii) no optional cash payments; (iii) eligibility for all registered and street name stockholders; (iv) no minimum or maximum number of shares participation restrictions; and (v) availability of full or partial dividend reinvestment. During the years ended December 31, 2000, 1999 and 1998, 7,015 shares, 6,409 shares and 4,617 shares, respectively, were issued under the DRP.

16. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):


                                                    2000                                  1999
                                    ------------------------------------  ------------------------------------
QUARTER ENDED                       MARCH 31  JUNE 30  SEPT. 30  DEC. 31  MARCH 31  JUNE 30  SEPT. 30  DEC. 31
--------------------------------------------------------------------------------------------------------------
Interest income:
Interest and fees on loans:
  Taxable............................ $5,561   $5,768    $6,066   $6,167    $5,000  $ 5,082    $5,340   $5,457
  Tax-exempt.........................    179      179       147      140        93       97       112      117
Interest and dividends on investment
 securities available-for-sale:
  Taxable............................    964      893       821      759     1,009    1,133     1,149    1,050
  Tax-exempt.........................    476      407       392      370       504      489       477      419
  Dividends..........................     33       31        32       34        30       30        32       30
Interest on federal funds sold.......      9       20        12      123        48       50         6       58
                                      ------   ------    ------   ------    ------  -------    ------   ------
    Total interest income............  7,222    7,298     7,470    7,593     6,684    6,881     7,116    7,131
                                      ------   ------    ------   ------    ------  -------    ------   ------

Interest expense:
Interest on deposits.................  3,710    3,729     3,690    3,931     3,377    3,423     3,504    3,642
Interest on short-term borrowings....     68       29        53                  1       15        44       13
Interest on long-term debt...........      1        1                            1        1                  1
                                      ------   ------    ------   ------    ------  -------    ------   ------
    Total interest expense...........  3,779    3,759     3,743    3,931     3,379    3,439     3,548    3,656
                                      ------   ------    ------   ------    ------  -------    ------   ------
    Net interest income..............  3,443    3,539     3,727    3,662     3,305    3,442     3,568    3,475
Provision for loan losses............     90       90       120      120        30       30        30      445
                                      ------   ------    ------   ------    ------  -------    ------   ------
    Net interest income after
     provision for loan losses.......  3,353    3,449     3,607    3,542     3,275    3,412     3,538    3,030
                                      ------   ------    ------   ------    ------  -------    ------   ------

Noninterest income:
Service charges, fees and
 commissions.........................    440      485       579      561       380      370       432      465
Net gains on sale of loans...........      1                  4       13        32        4        17        4
Net gains on sale of investments.....    172        1                201                                   408
                                      ------   ------    ------   ------    ------  -------    ------   ------
    Total noninterest income ........    613      486       583      775       412      374       449      877
                                      ------   ------    ------   ------    ------  -------    ------   ------

Noninterest expense:
Salaries and employee benefits
 expense.............................  1,279    1,300     1,337    1,303     1,164    1,194     1,253    1,213
Net occupancy and equipment expense..    391      399       424      478       348      302       363      332
Other expenses.......................    957    1,002       976    1,223       716      870       816      858
                                      ------   ------    ------   ------    ------  -------    ------   ------
    Total noninterest expense........  2,627    2,701     2,737    3,004     2,228    2,366     2,432    2,403
                                      ------   ------    ------   ------    ------  -------    ------   ------
Income before income taxes...........  1,339    1,234     1,453    1,313     1,459    1,420     1,555    1,504
Provision for income tax expense.....    279      264       293      303       319      310       355      354
                                      ------   ------    ------   ------    ------  -------    ------   ------
    Net income ......................  1,060      970     1,160    1,010     1,140    1,110     1,200    1,150
                                      ------   ------    ------   ------    ------  -------    ------   ------

Other comprehensive income (loss):
Unrealized holding gains(losses) on
 investment securities available-
 for-sale............................     89      249       741    1,101      (427)  (1,476)     (191)    (797)
Reclassification adjustment for gains
 included in net income..............   (172)      (1)              (201)                                 (408)
Income tax expense (benefit) related
 to other comprehensive income (loss)    (28)      84       252      306      (146)    (501)      (65)    (410)
                                      ------   ------    ------   ------    ------  -------    ------   ------
    Other comprehensive income
     (loss), net of income tax.......    (55)     164       489      594      (281)    (975)     (126)    (795)
                                      ------   ------    ------   ------    ------  -------    ------   ------
    Comprehensive income............. $1,005   $1,134    $1,649   $1,604    $  859  $   135    $1,074   $  355
                                      ======   ======    ======   ======    ======  =======    ======   ======

Per share data:
Net income........................... $ 0.53   $ 0.48    $ 0.59   $ 0.51    $ 0.52  $  0.51    $ 0.58   $ 0.56
Cash dividends declared.............. $ 0.17   $ 0.17    $ 0.18   $ 0.18    $ 0.13  $  0.13    $ 0.15   $ 0.16


COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS 1999 VERSUS 1998
                                                     -----------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING ENVIRONMENT:

As was the case in the previous year, 1999 marked another year of torrid expansion, as well as subdued inflation for the United States economy. Strong productivity growth was the key factor spurring both the continued expansion and low inflationary conditions. In attempting to slow the economy and mitigate potential inflationary conditions, the Federal Open Market Committee ("FOMC") raised the federal funds rate by 25 basis point increments on three separate occasions, June 30, 1999, August 24, 1999, and November 16, 1999. Despite the FOMC's efforts to bring economic growth into check, the gross domestic product ("GDP"), the total output of goods and services produced within the United States, grew at a robust rate of 4.2 percent in 1999. This was the third consecutive year GDP grew by more than
4.0 percent. GDP grew 4.4 percent in 1998 and 4.5 percent in 1997. The continued growth, however, did not lead to higher inflation. The consumer price index ("CPI") increased 2.7 percent, while the producer price index ("PPI") increased 3.0 percent in 1999. For 1998, the CPI registered an increase of 1.6 percent while the PPI went unchanged.

The interest rate increases did not dampen consumer and business confidence, which remained high in 1999. This was evidenced by increases in both the University of Michigan's Sentiment Index and the Conference Board Confidence Level. The University of Michigan's Sentiment Index rose from 104.6 in 1998 to 105.8 in 1999, while the Conference Board Confidence Level rose from 131.7 in 1998 to 135.3 in 1999. Improved productivity, low inflation, ideal employment conditions, higher personal income levels, and a wealth effect driven by stock market gains all contributed to the greater confidence. Both consumer and business spending flourished as a result of the improved confidence. Consumer spending rose 5.3 percent while business spending increased 6.6 percent in 1999.

Solid productivity growth was a passport to the low inflationary environment during 1999 and 1998. Workforce productivity surged at 2.9 percent in 1999 and 2.8 percent in 1998. Favorable employment conditions continued throughout 1999. Despite the 1.3 percent increase in the civilian workforce, the unemployment rate fell to a 30-year low of 4.1 percent at year-end 1999, from 4.3 percent at year-end 1998. The labor market, although tight, did not adversely affect employment costs. The annual increase in wages and salaries slowed to 3.5 percent in 1999, compared to
3.7 percent in 1998.

The wealth effect, caused by the booming stock market, had a direct effect on consumer spending levels. The NASDAQ Stock Market-Registered Trademark-Composite increased an incredible 85.6 percent in 1999. In addition, the Standard and Poor's 500 and the Dow Jones Industrial Averages rose 19.5 percent and 25.2 percent. In addition, annual personal income grew 5.9 percent in 1999, which caused personal spending to rise 5.3 percent in 1999. Americans relied on future stock market gains to help them meet long-term financial goals. As a result, the annual savings rate declined sharply to 2.4 percent in 1999 from 3.7 percent in 1998.

Economic activity in our four-county market area kept pace with that of the Nation and Commonwealth, as indicated by unemployment reductions and wage gains. The unemployment rate for Lackawanna County declined beyond the levels of the United States and Pennsylvania to 3.6 percent in 1999. Wayne and Wyoming Counties recorded significant unemployment rate reductions in 1999 of 1.0 percent and 1.5 percent from year-end 1998, while the unemployment rate for Susquehanna County remained in line with that of the Nation and Commonwealth. Service-producing industries, especially retail trade and personal and business services, posted the largest job gains during 1999, and offset decreases in manufacturing and construction. During 1999, the average hourly earnings of a local manufacturing employee rose 24 cents or 1.9 percent, only slightly lower compared to the 28 cents or 2.0 percent increase for all Pennsylvania workers. The average hourly rates paid to a manufacturing employee at December 31, 1999, throughout the Nation, Commonwealth and market area were $13.44, $14.48 and $13.14. Contrary to the Nation, our market area and the Commonwealth experienced increases in their average workweeks. Average hours worked for our market area and the Commonwealth increased 0.4 hours and 0.1 hours in 1999.

The Nation's financial institutions continued to perform well during 1999. Improvements in noninterest income and noninterest expense, coupled with lower loan loss provisions, helped to mitigate the effects of compressed net interest margins. The FOMC's easing of monetary policy and overall declines in interest rates during 1998 caused interest margins to trend lower. In order to alleviate the effects of margin compression on earnings, banks placed more significance on fee revenue. Noninterest income continued to account for a greater percentage of total revenues as compared to the past. With respect to noninterest expense, the industry did not experience the significant one-time restructuring charges for merger and acquisitions and year 2000 ("Y2K") remediation expenses in 1999, as it did in 1998. Furthermore, banks lowered their provisions for loan losses in response to flat or lower relevant credit ratios.

Most segments of the banking industry fared well in 1999. Net income for all Federal Deposit Insurance Corporation ("FDIC")-insured commercial banks increased $9.8 billion in 1999. Large financial institutions, those with assets greater than $10.0 billion, accounted for the majority of the improvement. Net income for financial institutions with assets of less than $100.0 million and those with assets of between $1.0 billion and $10.0 billion declined slightly from 1998 to 1999. The net income of insured commercial banks most closely related to our asset size, total assets between $100.0 million and $1.0 billion, improved 8.9 percent comparing 1998 to 1999. For all insured commercial banks located in Pennsylvania, net income declined $197 million or 7.1 percent from $2.8 million in 1998 to $2.6 million in 1999.

Bank merger and acquisition activity was limited in 1999. The devaluation of bank stocks, earnings problems and century date change issues all played a role in the reduced number of deals in 1999. The number of bank deals throughout the Nation, the majority of which were completed during the first half of the year, totaled 267 in 1999, compared to 413 in 1998. The aggregate deal value decreased significantly to $68.4 billion in 1999, from $261.8 billion in 1998. The average price to book value for financial institution mergers in 1999 was 2.3 times, while the median price to earnings was 21.8 times. For 1998, the comparable multiples of book and earnings were 2.7 times and 22.3 times.

REVIEW OF FINANCIAL POSITION:

Our assets increased $18.8 million to $407.1 million at December 31, 1999, from $388.3 million at December 31, 1998. The single most important factor affecting our asset growth in 1999 was the expansion of our delivery system through additional branch banking offices. Total assets averaged $396.2 million in 1999, an increase of $18.8 million or 5.0 percent as compared to the $377.4 million in 1998. The composition of our earning assets remained relatively constant in 1999 as compared to 1998. Average investments and federal funds sold to average earning assets equaled 31.0 percent and 30.7 percent in 1999 and 1998. Average loans as a percentage of average earning assets was 69.0 percent in 1999 and 69.3 percent in 1998. In total, average earning assets as a percentage of average total assets equaled 94.4 percent in 1999 and 94.7 percent in 1998.

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

Total deposits increased $18.2 million to $362.5 million at December 31, 1999, from $344.3 million at December 31, 1998. Total deposits averaged $352.7 million in 1999, an increase of $17.1 million or 5.1 percent, compared to $335.6 million averaged in 1998. Similar to the previous year, we experienced significant growth in average noninterest-bearing deposits of 12.9 percent. Our cost of funds declined 18 basis points to 4.42 percent in 1999 from 4.60 percent in 1998, as a result of improvements in the deposit mix to lower-costing transaction accounts and a general decline in rates paid.

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

Stockholders' equity totaled $35.5 million at December 31, 1999, compared to $39.7 million one year earlier. The primary factor contributing to the $4.2 million reduction in capital was $5.7 million in common stock repurchases. Also affecting stockholders' equity was net income of $4.6 million, net cash dividends of $1.0 million and a net unrealized loss on securities of $2.1 million. Pursuant to the buyback of common stock, our Leverage ratio, Tier I capital as a percentage of total average assets less intangibles, decreased to 8.6 percent at December 31, 1999, from 9.5 percent at December 31, 1998. We exceeded all relevant regulatory capital measurements and were considered well capitalized at December 31, 1999 and 1998.

INVESTMENT PORTFOLIO:

The total return on our investment portfolio was 3.9 percent in 1999, compared to 7.2 percent in 1998. Despite the decline, our performance ranked in the 90th percentile among all financial institutions insured by the FDIC. Similar to the approach taken in assessing our performance with respect to return, we evaluate our risk in comparison to all other financial institutions. Risk is assessed by quantifying the average life of the investment portfolio as compared to U.S. Treasury securities. Average life is derived from the standard deviation, or volatility, of our total return to that of U.S. Treasury securities over a one-year time horizon. This risk measure deteriorated slightly from 1.0 years in 1998 to 2.4 years in 1999.

Proceeds from the sale of available-for-sale securities amounted to $11.1 million in 1999 and $1.7 million in 1998. During the fourth quarter of 1999, we began selling municipal obligations with shorter maturities and call features, replacing them with the same quality municipal securities having longer maturities and call dates. Net gains generated as a result of the 1999 sales totaled $408. The 1998 investment sales consisted of certain equity securities of local financial institutions. The Investment Committee made the decision to sell these securities in the third and fourth quarters of 1998 as a result of general declines in the values of bank stocks and the high price multiples of these specific holdings as compared to peers. In 1998, we recognized net gains of $1.1 million. Repayments from investment securities totaled $39.1 million in 1999 and $45.2 million in 1998. Investment purchases amounted to $49.7 million in 1999. Specifically, we purchased $3.7 million in short-term U.S. Treasury securities, $1.0 million in U.S. Government agencies, $34.3 million in short-term collateralized mortgage obligations ("CMOs"), and $10.7 million in intermediate-term state and municipal obligations.

We reported a net unrealized holding loss of $783, net of income tax benefits of $403, at December 31, 1999, and a net unrealized holding gain of $1,394, net of income taxes of $719, at December 31, 1998. The tax-equivalent yield on the investment portfolio declined from 6.77 percent in 1998 to 6.51 percent in 1999.

At December 31, 1999, investment securities with an amortized cost of $35,157 were pledged to secure deposits, to qualify for fiduciary powers and for other purposes required or permitted by law. At December 31, 1998, the amortized cost of pledged securities equaled $28,895.

LOAN PORTFOLIO:

Loans, net of unearned income, increased $28.8 million or 11.6 percent to $276.9 million at December 31, 1999, from $248.1 million at December 31, 1998. Although we experienced an increase in all major lending activities, the growth in our loan portfolio is primarily attributable to an increase in commercial lending. Commercial loan activity heightened due to our entrance into the Clarks Summit and Dickson City market areas. Commercial loans grew $12.9 million or 41.6 percent to $43.9 million at December 31, 1999, from $31.0 million at the end of 1998. In addition, commercial mortgages grew $6.6 million or 15.5 percent from year-end 1998. With regard to retail lending, one-to-four family residential mortgage loans rose $5.8 million or 4.0 percent, and consumer loans rose $1.9 million or 6.4 percent in 1999. Our volume of refinanced residential mortgages declined $0.8 million in 1999 to $11.7 million from $12.5 million in 1998.

The rate increases in 1999 had little impact on loan yields, as financial institutions were still feeling the effects of the FOMC's easing of monetary policy and overall declines in interest rates during 1998. Moreover, competitive pricing pressure restricted financial institutions to the extent they were allowed to raise loan rates. As a result, the tax-equivalent yield on our loan portfolio declined 22 basis points from 8.55 percent in 1998 to 8.33 percent in 1999.

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

Our exposure related to off-balance sheet commitments, made in the normal course of business, was $26.4 million at December 31, 1999, and $18.1 million at December 31, 1998. At December 31, 1999 and 1998, we had no loan concentrations exceeding 10.0 percent of total loans or any form of credit involving highly leveraged transactions.

Adjustable-rate loans increased $13.5 million to $62.1 million at December 31, 1999, from $48.6 million at December 31, 1998. Fixed-rate loans increased $15.3 million to $214.8 million at year-end 1999, from $199.5 million at the end of 1998.

ASSET QUALITY:

Nonperforming assets, comprised of nonperforming loans and foreclosed assets, totaled $6.9 million at December 31, 1999, compared to $4.3 million at December 31, 1998. Foreclosed assets increased $119 during 1999. Nine loans totaling $379 were transferred to foreclosed assets. Seven properties with an aggregate carrying value of $260 were sold for $280, resulting in a net realized gain of $20. Nonperforming loans, consisting of accruing loans past due 90 days or more and impaired loans, increased $2.6 million from $4.0 million at December 31, 1998, to $6.6 million at December 31, 1999. The increase in nonperforming loans primarily resulted from an increase in accruing loans past due 90 days or more. The ratio of nonperforming assets to loans, net of unearned income, increased to 2.51 percent at December 31, 1999, from 1.72 percent at December 31, 1998. Our ratio of impaired loans to loans, net of unearned income, improved to 0.95 percent at the end of 1999, compared to 1.00 percent one year earlier.

At December 31, 1999 and 1998, we had a recorded investment in impaired loans of $2,620 and $2,482. The recorded investment in impaired loans averaged $2,564 in 1999 and $1,867 in 1998. At December 31, 1999, the
amount of recorded investment in impaired loans for which there was a related allowance for loan losses and the amount of the allowance was $2,471 and $613. Comparatively, the amount of these loans and their related allowance was $2,308 and $642, at December 31, 1998. The amount of recorded investment for which there was no related allowance for loan losses was $149 and $174 at December 31, 1999 and 1998. During 1999, activity in the allowance for loan losses account related to impaired loans included a provision charged to operations of $472, losses charged to the allowance of $546 and recoveries of impaired loans previously charged-off of $45. The 1998 activity in the allowance for loan losses account related to impaired loans included a provision charged to operations of $342, losses charged to the allowance of $286 and recoveries of impaired loans previously charged-off of $45. Interest income related to impaired loans would have been $253 in 1999 and $175 in 1998, had the loans been current and the terms of the loans not been modified. Interest recognized on impaired loans amounted to $53 in 1999 and $98 in 1998. Included in these amounts was interest recognized on a cash basis of $53 and $98. Cash received on impaired loans applied as a reduction of principal totaled $266 in 1999 and $650 in 1998. There were no commitments to extend additional funds to customers with impaired loans at December 31, 1999 and 1998.

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

DEPOSITS:

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

The FOMC's easing of monetary policy and overall declines in interest rates during 1998 more than offset the interest rate increases in 1999. As a result of increased volumes of lower-costing transaction accounts and the steep decline in interest rates during 1998, our cost of deposits decreased from 4.60 percent in 1998 to 4.41 percent in 1999.

Volatile deposits, time deposits $100 or more, decreased from $27.1 million at December 31, 1998, to $23.3 million at December 31, 1999. Our average cost of these funds declined 20 basis points from 5.89 percent in 1998 to
5.69 percent in 1999.

At December 31, 1999, we had short-term borrowings of $5,500 outstanding. There were no short-term borrowings outstanding at December 31, 1998, under the line of credit agreement. The average daily balance and weighted-average rate on aggregate short-term borrowings was $1,393 at 5.3 percent in 1999 and $185 at 6.0 percent in 1998. The maximum amount of all short-term borrowings outstanding at any month-end was $7,025 during 1999 and $695 during 1998. Short-term borrowings during 1999 and 1998 consisted entirely of a line of credit with the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh").

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

According to the results of this presentation at December 31, 1999, investments of $21.8 million with a weighted-average, tax-equivalent yield of 5.99 percent were scheduled to mature within one year. In addition, net loans of $62.9 million with a weighted-average, tax-equivalent yield of
8.61 percent were scheduled to mature within the same timeframe. Overall, interest-earning assets scheduled to mature within one year totaled $84.7 million with a weighted-average, tax-equivalent yield of 7.94 percent.
With respect to interest-bearing liabilities, based on historical withdrawal patterns, interest-bearing transaction accounts, defined as money market, NOW and savings accounts, of $26.6 million with a weighted-average cost of 2.78 percent were scheduled to mature within one year. In addition, time deposits totaling $103.7 million with a weighted-average cost of 5.37 percent were scheduled to mature in the same timeframe. Finally, there were $5.5 million in short-term borrowings with a weighted-average cost of 5.25 percent scheduled to mature within one year. Total interest-bearing liabilities scheduled to mature within one year equaled $135.9 million with a weighted-average rate of 4.86 percent.

In addition to monitoring market risk based on this tabular presentation, we analyze changes in the fair value of other financial instruments utilizing interest rate shocks. Specifically, we analyze the effects instantaneous parallel shifts of plus or minus 100 basis points have on the economic values of other financial instruments. The results of the model at December 31, 1999, indicated fair value declines of 3.5 percent in other financial assets and 0.7 percent in other financial liabilities given a parallel and instantaneous rise of 100 basis points in interest rates. Conversely, a 100 basis point decline in general market rates would result in fair value appreciation of 5.0 percent in other financial assets and 0.7 percent in other financial liabilities.

We also use models that consider repricing frequencies of RSA and RSL in addition to maturity distributions. One such technique utilizes a static gap report, which attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals.

At December 31, 1999, our cumulative one-year, RSA/RSL ratio was 0.75, a slight improvement from 0.70 at year-end 1998. This ratio fell within our asset/liability guidelines of 0.70 and 1.30. A reduction in the amount of time deposits repricing within one year was primarily responsible for the improvement. The goal of our deposit pricing strategy in 1999 was to effectively shift the average lives of repricing time deposits into longer-term maturities. At December 31, 1999, time deposits maturing or repricing within one year totaled $103.7 million, a decline of $24.9 million from one year earlier. In addition, loans, net of unearned income, repricing within one year increased by $21.5 million from the same period last year. Partially offsetting the positive effects of the improved loan repricing frequency were declines in investment securities repricing within one year and federal funds sold. We had $7.7 million in federal funds sold outstanding at December 31, 1998. Conversely, at December 31, 1999, we had outstanding short-term borrowings of $5.5 million.

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

As a final tool to assist in managing market risk sensitivity, we enhance our asset/liability management by using a simulation model. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at December 31, 1999, indicated an instantaneous and parallel shift in general market rates of plus 100 basis points would cause net interest income to decrease by $280 or 1.9 percent in 2000. Conversely, a shift of the same magnitude in the opposite direction would cause a $277 or 1.8 percent increase in net interest income in 2000.

LIQUIDITY:

Our liquidity position declined in 1999, however our position remained superior to that of our peer group. This was evidenced by recording stronger comparable net noncore funding dependence and net short-term noncore funding dependence ratios. Our net noncore funding dependence ratio was 0.5 percent and negative 4.0 percent at December 31, 1999 and 1998. The peer group's comparable ratios were 14.7 percent and 10.0 percent. The net short-term noncore funding dependence ratio weakened slightly to negative
0.5 percent at year-end 1999 from negative 5.7 percent at year-end 1998. The peer group experienced a similar deterioration in its short-term ratio to 8.3 percent from 3.6 percent.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents totaled $11.0 million at December 31, 1999, compared to $19.2 million at the end of 1998. Net cash provided by operating activities totaled $6.9 million and resulted primarily from net income of $4.6 million in 1999.

The net cash used in investing activities totaled $32.1 million in 1999. Greater demand for commercial loans and commercial mortgage loans fueled a $29.7 million net increase in lending activities, which primarily accounted for the net cash outflow. Expenditures for premises and equipment, principally related to the new corporate center and two branch banking offices totaling $3.2 million, also affected the net cash outflow. Proceeds from repayments and sales of available-for-sale investment securities of $39.1 million and $11.1 million were almost entirely offset by purchases of such securities of $49.7 million.

Net increased volumes of deposits and short-term borrowings, partially offset by cash outflows for repurchases of common stock and dividends, resulted in net cash provided by financing activities of $17.1 million in 1999. Increases in transaction accounts and short-term borrowings provided funds of $23.8 million and $5.5 million, while decreases in time deposits reduced funds $5.6 million. Funds used to purchase and retire outstanding shares, relative to the stock repurchase program, totaled $5.7 million. In addition, cash dividends paid amounted to $1.2 million.

CAPITAL ADEQUACY:

Stockholders' equity totaled $35.5 million at December 31, 1999, compared to $39.7 million at December 31, 1998. The primary factor contributing to the $4.2 million reduction was $5.7 million in common stock repurchases. Net income of $4.6 million, net cash dividends of $1.0 million and a net unrealized loss on securities of $2.1 million also affected the change in stockholders' equity. The FOMC actions taken in the second half of 1999 had a negative effect on the market value of our investment portfolio. As a result, we sustained a net unrealized holding loss of $2,891, net of an applicable income tax benefit of $983, which was increased by a $408 reclassification adjustment, net of applicable income taxes of $139, for gains realized on the sale of securities. At December 31, 1999, the net unrealized holding loss totaled $783. The net unrealized holding gain was $1,394 at December 31, 1998.

Total dividends declared for the year ended December 31, 1999, totaled $1,196 compared to $816 for the same period of 1998. On a per share basis, dividends declared increased 54.1 percent to $0.57 per share in 1999 from $0.37 per share in 1998. In 1999, the dividend payout ratio increased to
26.0 percent from 18.1 percent in 1998. During the years ended December 31, 1999 and 1998, 6,409 shares and 4,617 shares were issued under the dividend reinvestment plan.

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

REVIEW OF FINANCIAL PERFORMANCE:

Higher amounts of fee income, better control of operating expenses and lower provisions for loan losses all contributed to the earnings performance improvement for commercial banks in 1999. For all FDIC insured commercial banks, the return on average assets ("ROAA") and return on average equity ratios ("ROAE") improved from 1.19 percent and 13.95 percent in 1998 to 1.31 percent and 15.34 percent in 1999. Nationally, institutions having a similar asset size as us also showed improvement growing from 1.31 percent and 13.57 percent in 1998 to 1.36 percent and 14.24 percent in 1999. Our peer group, consisting of 20 community banks located in Northeastern Pennsylvania, posted a ROAA of 1.14 percent in 1998 and 1999. Moreover, the ROAE of this group remained strong exceeding 12.00 percent in 1998 and 1999.

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

Noninterest income for the year ended December 31, 1999, totaled $2,112, a decline of $561 compared to $2,673 for the same period of 1998. Included in noninterest income were gains on the sale of investment securities of $408 in 1999 and $1,128 in 1998. Gains on the sale of one-to-four family residential mortgage loans totaled $57 in 1999 and $43 in 1998. Service charges, fees and commissions increased $145 or 9.7 percent to $1,647 for the year ended December 31, 1999, from $1,502 for the same period in 1998.

We experienced a less than 1.0 percent increase in noninterest expense in 1999 compared to 1998. Noninterest expense increased $65 or 0.7 percent to $9,429 in 1999, from $9,364 in 1998. Salaries and employee benefits expense and net occupancy and equipment expense rose $379 and $52, while other expenses declined $366 in 1999.

NET INTEREST INCOME:

Tax-equivalent net interest income totaled $14,979 in 1999, an increase of $459 or 3.2 percent from $14,520 in 1998. Growth in average volumes of earning assets over average volumes of interest-bearing liabilities, coupled with an 18 basis point improvement in the cost of funds, caused the increase. A 21 basis point decline in the tax-equivalent yield on earning assets partially offset the above factors. Our average volume of taxable investments grew $15.4 million or 25.2 percent to $76.5 million in 1999 from $61.1 million in 1998. In addition, our average loans grew $10.3 million or 4.2 percent to $258.2 million for the year ended December 31, 1999, from $247.9 million for the same period in 1998. Specifically, the growth in average taxable investments and average loans favorably affected net interest income by $895 in 1999 and $803 in 1998. A reduction in the average volumes of tax-exempt investments and federal funds sold partially offset the effects of the growth in average taxable investments and loans. The average volume of tax-exempt investments and federal funds sold declined $2.3 million and $6.9 million and reduced net interest income by $185 and $345. Overall, the growth in average earning assets caused a positive effect on net interest income of $1,168. Average interest-bearing liabilities increased $14.1 million and partially offset the positive effect of growth in average earning assets with a reduction to net interest income of $538. Growth in average time deposits less than $100 of $5.2 million and average savings accounts of $3.8 million were primarily responsible for the unfavorable volume variance with respect to interest-bearing liabilities. The variances in time deposits and savings accounts increased interest expense $292 and $118 in 1999.

A 21 basis point decline in the average yield on earning assets to 7.76 percent in 1999 from 7.97 percent in 1998 caused a reduction to net interest income of $647. Due to the competitive environment, the average tax-equivalent yield on the loan portfolio declined 22 basis points to 8.33 percent in 1999 from 8.55 percent in 1998. In addition, the tax-equivalent yield on the investment portfolio was 6.51 percent in 1999, a 26 basis point decline compared to 6.77 percent in 1998. These declines in average tax-equivalent yields on the loan and investment portfolios equated to a $480 and $118 reduction in net interest income. Almost entirely offsetting the effect of the lower average yield on earning assets was an 18 basis point reduction in the cost of funds to 4.42 percent in 1999 from 4.60 percent in 1998. The lower cost of funds favorably affected net interest income by $476. We experienced reductions in the average rate paid for all major categories of interest-bearing deposits, except for NOW accounts. As a result of our continued prudent pricing strategies, average interest rates for time deposits less than $100 fell 19 basis points, while average interest rates for savings accounts and time deposits $100 or more each fell 20 basis points. These average rate reductions favorably impacted net interest income by $334, $154 and $46.

PROVISION FOR LOAN LOSSES:

The provision for loan losses equaled $535 in 1999 and $855 in 1998. The 1999 and 1998 provisions included replenishments to the reserve totaling $410 and $435 for loans charged-off in response to changes in the regulatory classifications of certain loans.

NONINTEREST INCOME:

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

NONINTEREST EXPENSE:

Noninterest expense totaled $9,429 in 1999, an increase of $65 compared to $9,364 in 1998. Increases in salaries and employee benefits expense and net occupancy and equipment expense, offset almost entirely by a decline in other expenses, contributed to the slight overall increase. Our operating efficiency ratio improved to 60.8 percent in 1999 compared to 61.6 percent in 1998. Similarly, the overhead ratio also improved to 2.4 percent in 1999 from 2.5 percent in 1998.

Salaries and employee benefits expense constitutes the majority of our noninterest expense. For the year ended December 31, 1999, personnel related expenses totaled $4,824 or 51.2 percent of noninterest expense, an increase of $379 or 8.5 percent compared to the same period of 1998. Additional staffing requirements for our Clarks Summit and Dickson City branch offices, together with annual merit increases based on employee performance evaluations, contributed to the increase.

Net occupancy and equipment expense increased $52 or 4.0 percent to $1,345 in 1999, compared to $1,293 in 1998. An increase of $78 in net occupancy expense, partially offset by a $26 reduction in equipment expense caused the overall increase. The increase in net occupancy expense was directly attributable to additional expenses, such as depreciation, maintenance, real estate taxes and utility costs, associated with the operation of the new corporate center and branch offices. The reduction in equipment expense resulted from a decline in contracted and periodic maintenance costs.

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



COMM BANCORP, INC.
DIRECTORS AND OFFICERS
                      ----------------------------------------------------

BOARD OF DIRECTORS
COMM BANCORP, INC.
------------------
DAVID L. BAKER
Senior Vice President,
Community Bank and Trust Company

THOMAS M. CHESNICK
Retired

WILLIAM F. FARBER, SR.
CHAIRMAN OF THE BOARD, ACTING PRESIDENT
AND CHIEF EXECUTIVE OFFICER
Retired

JUDD B. FITZE
Attorney, Farr, Davis & Fitze

JOHN P. KAMEEN
SECRETARY
Publisher, Forest City News

WILLIAM A. KERL
President, Carbondale Concrete Company, Inc.,
Kerl Coal, Oil and Trucking Company, Inc.

ERWIN T. KOST
President, Kost Tire Distributors, Inc.

WILLIAM B. LOPATOFSKY
Retired

ROBERT A. MAZZONI
Attorney, Mazzoni and Karam

J. ROBERT McDONNELL
VICE PRESIDENT
Owner, McDonnell's Restaurant

JOSEPH P. MOORE, III
President, J.J. Motors, Inc.

THEODORE W. POROSKY
Owner, Porosky Lumber Company

ERIC G. STEPHENS
Auto Dealer, H.L. Stephens and Son



CORPORATE OFFICERS
COMM BANCORP, INC.
------------------
WILLIAM R. BOYLE
Senior Vice President
Chief Credit Officer

WILLIAM F. FARBER, SR.
Chairman of the Board, Acting President
and Chief Executive Officer

JOHN P. KAMEEN
Secretary

J. ROBERT McDONNELL
Vice President

SCOTT A. SEASOCK
Senior Vice President
Chief Financial Officer

THOMAS E. SHERIDAN
Senior Vice President
Chief Operations Officer




BOARD OF DIRECTORS
COMMUNITY BANK AND TRUST COMPANY
--------------------------------
DAVID L. BAKER
SENIOR VICE PRESIDENT

THOMAS M. CHESNICK
Retired

WILLIAM F. FARBER, SR.
CHAIRMAN OF THE BOARD, ACTING PRESIDENT
AND CHIEF EXECUTIVE OFFICER
Retired

JUDD B. FITZE
Attorney, Farr, Davis & Fitze

JOHN P. KAMEEN
SECRETARY
Publisher, Forest City News

WILLIAM A. KERL
President, Carbondale Concrete Company, Inc.,
Kerl Coal, Oil and Trucking Company, Inc.

ERWIN T. KOST
President, Kost Tire Distributors, Inc.

WILLIAM B. LOPATOFSKY
Retired

ROBERT A. MAZZONI
Attorney, Mazzoni and Karam

J. ROBERT McDONNELL
VICE PRESIDENT
Owner, McDonnell's Restaurant

JOSEPH P. MOORE, III
President, J.J. Motors, Inc.

JOSEPH P. MOORE, JR.
President, Elk Mountain Ski Resort, Inc.

THEODORE W. POROSKY
Owner, Porosky Lumber Company

ERIC G. STEPHENS
Auto Dealer, H.L. Stephens and Son



DIRECTOR EMERITUS
-----------------
MICHAEL T. GOSKOWSKI
Owner, Kartri Sales Mfg.




ADVISORY BOARDS
COMMUNITY BANK AND TRUST COMPANY
--------------------------------


CARBONDALE BRANCH
-----------------
JOSEPH J. BRENNAN
Brennan and Brennan Funeral Home

JOHN J. CERRA
Attorney, Walsh and Cerra

HENRY E. DEECKE
Henry E. Deecke Real Estate

ROBERT W. FARBER
R.W.F. Computer Consulting Co.

SUSAN MANCUSO
Mancuso and Mancuso



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

DUANE JERAULD
Retired

TOM KERR
Tom Kerr Chevrolet

ROBERT LEE
Lee's Furniture Store

DONNA WILLIAMS
Livestock Dealer/Farmer



NICHOLSON BRANCH
----------------
RICHARD LOCHEN
Lochen's Market

MARK NOVITCH
Sales-Leasing Manager,
Pinnacle Truck Sales

DAVID SCHMIDT, JR.
Proctor and Gamble



SIMPSON BRANCH
--------------
FRANCIS LAPERA
Lapera Oil Company

ROBERT M. McDONNELL
McDonnell's Restaurant

GERALD SALKO, D.D.S.
Dentist



OFFICERS
COMMUNITY BANK AND TRUST COMPANY
--------------------------------
CAROL AMES
Lake Winola Branch Manager

DAVID L. BAKER
Senior Vice President

WILLIAM R. BOYLE
Senior Vice President
Chief Credit Officer

THOMAS A. BYRNE
Vice President
Commercial Loan Officer

DEBRA CARR
Dickson City Branch Manager

MARK E. CATERSON
Vice President
Senior Trust Officer

KATHLEEN DELEO
Internal Loan Review Officer

WILLIAM F. FARBER, SR.
Acting President and
Chief Executive Officer

STEPHANIE A. GANZ, CPA
Vice President of Finance

DEBRA GAY
Eaton Township Branch Manager

DAVID A. JONES
Vice President
Mortgage Department Administrator

RANDOLPH LaCROIX
Clifford Branch Manager

GARY LAVELLE
Vice President
Special Assets Officer

ANNETTE LYNCH
Loan Administrator

PAMELA S. MAGNOTTI
Compliance Officer

BARBARA MARSICANO
Lakewood Branch Manager

PETER MISURA
Eynon Branch Manager

MARY ANN MUSHO
Assistant Cashier
Human Resource Officer

ROBERT O'MALLEY
Indirect Loan Officer

M. EVELYN PANTZAR
Vice President
Internal Auditor

JOHN PASH
Comptroller

MARYBETH PASQUALICCHIO
Marketing Director

CHERYL RUPP
Simpson Branch Manager

WALTER SARAFINKO
Vice President
Clarks Summit and Factoryville Branch Manager

SCOTT A. SEASOCK
Senior Vice President
Chief Financial Officer

THOMAS W. SHEPPARD
Vice President
Senior Commercial Loan Officer

THOMAS E. SHERIDAN
Senior Vice President
Chief Operations Officer

RONALD K. SMITH
Vice President
Montrose Branch Manager

TAMI L. SNYDER
Vice President
Information Services

HAROLD STOUT
Tunkhannock Branch Manager

BRIAN URBAS
Forest City Branch Manager

STEVEN URSICH
Carbondale Branch Manager



BOARD OF DIRECTORS
COMM REALTY CORPORATION
-----------------------
DAVID L. BAKER

WILLIAM F. FARBER, SR.
CHAIRMAN OF THE BOARD

SCOTT A. SEASOCK



OFFICERS
COMM REALTY CORPORATION
-----------------------
GARY LAVELLE
President

STEPHANIE A. GANZ, CPA
Treasurer

THOMAS A. BYRNE
Secretary



BOARD OF DIRECTORS
COMMUNITY LEASING CORPORATION
-----------------------------
DAVID L. BAKER
PRESIDENT

WILLIAM F. FARBER, SR.
CHAIRMAN OF THE BOARD

SCOTT A. SEASOCK



OFFICERS
COMMUNITY LEASING CORPORATION
-----------------------------
DAVID L. BAKER
President

STEPHANIE A. GANZ, CPA
Treasurer

THOMAS A. BYRNE
Secretary



BOARD OF DIRECTORS
COMM FINANCIAL SERVICES CORPORATION
-----------------------------------
WILLIAM F. FARBER, SR.
CHAIRMAN OF THE BOARD

JOHN P. KAMEEN

ERIC G. STEPHENS



OFFICERS
COMM FINANCIAL SERVICES CORPORATION
-----------------------------------
GEORGE COBB
President

JOHN PASH
Treasurer

MARYANN MUSHO
Secretary
































COMM BANCORP, INC.
OTHER INFORMATION
                 ---------------------------------------------------------

LOCATIONS
COMMUNITY BANK AND TRUST COMPANY
--------------------------------
CARBONDALE BRANCH*
37 Dundaff Street
Carbondale, PA 18407
570-282-7500

CLARKS SUMMIT BRANCH*
125 North State Street
Clarks Summit, PA 18411
570-586-6876

CLIFFORD BRANCH*
Route 106
Clifford, PA 18413
570-222-3168

DICKSON CITY BRANCH*
1601 Main Street
Dickson City, PA 18519
570-489-8900

EATON TOWNSHIP BRANCH*
Cross Country Complex
Route 29
Eaton Township, PA 18657
570-836-1008

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

NICHOLSON BRANCH*
57 Main Street
Nicholson, PA 18446
570-942-6135

SIMPSON BRANCH*
347 Main Street
Simpson, PA 18407
570-282-4821

TUNKHANNOCK BRANCH*
Route 6 West
Tunkhannock, PA 18657
570-836-5555

TRUST SERVICES
125 North State Street
Clarks Summit, PA 18411
800-217-3501

REMOTE ATM LOCATION
Keystone College
College Avenue
LaPlume, PA 18440

COMM REALTY CORPORATION
-----------------------
125 North State Street
Clarks Summit, PA 18411
570-586-0377

COMMUNITY LEASING CORPORATION
-----------------------------
125 North State Street
Clarks Summit, PA 18411
570-586-0377

COMM FINANCIAL SERVICES CORPORATION
-----------------------------------
125 North State Street
Clarks Summit, PA 18411
570-586-0377

KLICK-SM- BANKING VIA THE INTERNET
www.combk.com
Customer Service:
800-420-4642, Ext. 109

* ATM Locations


STOCKHOLDER INFORMATION
-----------------------

CORPORATE HEADQUARTERS:
125 North State Street
Clarks Summit, PA 18411

LEGAL COUNSEL:
Saul, Ewing, Remick & Saul LLP
Penn National Insurance Tower
North Second Street, 7th Floor
Harrisburg, PA  17101

INDEPENDENT AUDITORS:
Kronick Kalada Berdy & Co., P.C.
190 Lathrop Street
Kingston, PA  18704

TRANSFER AGENT:
American Stock Transfer & Trust Company
59 Maiden Lane
New York, NY  10007

MARKET MAKERS:
Ferris, Baker, Watts, Inc.
100 Light Street
Baltimore, MD 21202
800-638-7411

M.H. Meyerson & Co., Inc.
525 Washington Blvd.
Jersey City, NJ  07303-0260
201-459-9500

Ryan, Beck & Co.
80 Main Street
West Orange, NJ  07052
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


COMMON STOCK MARKET INFORMATION:
Shares of Comm Bancorp, Inc. common stock are listed on The NASDAQ Stock Market-Registered Trademark- ("NASDAQ") as CommBcp under the symbol "CCBP". As of March 15, 2001, four firms were listed on the NASDAQ system as market makers for the Company's common stock.

The high and low closing sale prices and dividends per share of the Company's common stock for the four quarters of 2000 and 1999 are summarized as follows:



                                          CASH DIVIDENDS
2000:                    HIGH        LOW        DECLARED
                       ------     ------  --------------
First Quarter......... $40.50     $33.25        $0.17
Second Quarter........  35.50      27.25         0.17
Third Quarter.........  27.50      25.13         0.18
Fourth Quarter........ $30.75     $25.38        $0.18
1999:
First Quarter......... $28.00     $25.50        $0.13
Second Quarter........  32.00      24.00         0.13
Third Quarter.........  42.00      30.00         0.15
Fourth Quarter........ $40.50     $37.25        $0.16


DIVIDEND REINVESTMENT:
Comm Bancorp, Inc. offers a Dividend Reinvestment Plan whereby stockholders can increase their investment in additional shares of common stock without incurring fees or commissions. A prospectus and enrollment form may be obtained by contacting American Stock Transfer & Trust
Company, Dividend Reinvestment Department, 59 Maiden Lane,
New York, NY 10007, 1-800-278-4353.

DIVIDEND DIRECT DEPOSIT:
Comm Bancorp, Inc. stockholders not participating in the Dividend Reinvestment Plan may opt to have their dividends deposited directly into their bank account by contacting
American Stock Transfer and Trust Company at 1-800-937-
5449.

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