Form 10-Q
period 2001-03-31
COMM BANCORP INC
filed 2001-05-14
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    ---------------------------

Commission file number          0-17455

                               COMM BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                   23-2242292
---------------------------------------------  ----------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer Identification Number)
 or organization)

  125 NORTH STATE STREET, CLARKS SUMMIT, PA                     18411
---------------------------------------------  ----------------------------------------
     (Address of principal executive offices)                        (Zip Code)

                                 (570) 586-0377
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,984,334 at April 30, 2001.


                                  Page 1 of 59
                            Exhibit Index on Page 41

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 MARCH 31, 2001

                                      INDEX


CONTENTS                                                            PAGE NO.
PART I.  FINANCIAL INFORMATION:

 Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months Ended March 31, 2001 and 2000.........      3
     Consolidated Balance Sheets - March 31, 2001, and December
      31, 2000...................................................      4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Three Months Ended March 31, 2001..................      5
     Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2001 and 2000..............................      6
     Notes to Consolidated Financial Statements..................      7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................      *

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................     39

  Item 2: Changes in Securities and Use of Proceeds..............     39

  Item 3: Defaults Upon Senior Securities........................     39

  Item 4: Submission of Matters to a Vote of Security Holders....     39

  Item 5: Other Information......................................     39

  Item 6: Exhibits and Reports on Form 8-K.......................     39

  SIGNATURES.....................................................     40

  Exhibit Index..................................................     41

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                         2001         2000
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable............................................................................     $6,115       $5,561
  Tax-exempt.........................................................................         94          179
Interest and dividends on investment securities available-for-sale:
  Taxable............................................................................        710          964
  Tax-exempt.........................................................................        316          476
  Dividends..........................................................................         31           33
Interest on federal funds sold.......................................................        304            9
                                                                                          ------       ------
    Total interest income............................................................      7,570        7,222
                                                                                          ------       ------

INTEREST EXPENSE:
Interest on deposits.................................................................      3,913        3,710
Interest on short-term borrowings....................................................                      68
Interest on long-term debt...........................................................          1            1
                                                                                          ------       ------
    Total interest expense...........................................................      3,914        3,779
                                                                                          ------       ------
    Net interest income..............................................................      3,656        3,443
Provision for loan losses............................................................        180           90
                                                                                          ------       ------
    Net interest income after provision for loan losses..............................      3,476        3,353
                                                                                          ------       ------

NONINTEREST INCOME:
Service charges, fees and commissions................................................        562          440
Net gains on sale of loans...........................................................         21            1
Net gains on sale of investment securities available-for-sale........................                     172
                                                                                          ------       ------
    Total noninterest income.........................................................        583          613
                                                                                          ------       ------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...............................................      1,289        1,279
Net occupancy and equipment expense..................................................        413          391
Other expenses.......................................................................        918          957
                                                                                          ------       ------
    Total noninterest expense........................................................      2,620        2,627
                                                                                          ------       ------
Income before income taxes...........................................................      1,439        1,339
Provision for income tax expense.....................................................        369          279
                                                                                          ------       ------
    Net income.......................................................................      1,070        1,060
                                                                                          ------       ------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains on investment securities available-for-sale.................        502           89
Reclassification adjustment for gains included in net income.........................                    (172)
Income tax expense (benefit) related to other comprehensive income (loss)............        171          (28)
                                                                                          ------       ------
    Other comprehensive income (loss), net of income taxes...........................        331          (55)
                                                                                          ------       ------
    Comprehensive income.............................................................     $1,401       $1,005
                                                                                          ======       ======

PER SHARE DATA:
Net income...........................................................................     $ 0.54       $ 0.53
Cash dividends declared..............................................................     $ 0.18       $ 0.17
Average common shares................................................................  1,987,001    2,016,768



See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                       MARCH 31,        DECEMBER 31,
                                                                                                        2001               2000
                                                                                                       --------          --------
ASSETS:
Cash and due from banks ..................................................................              $10,549           $11,919
Federal funds sold .......................................................................               23,675            25,500
Investment securities available-for-sale .................................................               88,160            71,246
Loans held-for-sale, net .................................................................                   70                62
Loans, net of unearned income ............................................................              292,964           297,530
  Less: allowance for loan losses ........................................................                3,344             3,285
                                                                                                       --------          --------
Net loans ................................................................................              289,620           294,245
Premises and equipment, net ..............................................................                9,628             9,708
Accrued interest receivable ..............................................................                2,170             2,014
Other assets .............................................................................                4,895             5,046
                                                                                                       --------          --------
    Total assets .........................................................................             $428,767          $419,740
                                                                                                       ========          ========

LIABILITIES:
Deposits:
  Noninterest-bearing ....................................................................              $38,925           $39,263
  Interest-bearing .......................................................................              347,800           339,458
                                                                                                       --------          --------
    Total deposits .......................................................................              386,725           378,721
Long-term debt ...........................................................................                                     36
Accrued interest payable .................................................................                2,149             2,014
Other liabilities ........................................................................                1,308             1,351
                                                                                                       --------          --------
    Total liabilities ....................................................................              390,182           382,122
                                                                                                       --------          --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 March 31, 2001, 1,982,279 shares; December 31, 2000, 1,985,399 shares ...................                  654               655
Capital surplus ..........................................................................                6,281             6,244
Retained earnings ........................................................................               30,910            30,310
Accumulated other comprehensive income ...................................................                  740               409
                                                                                                       --------          --------
    Total stockholders' equity ...........................................................               38,585            37,618
                                                                                                       --------          --------
    Total liabilities and stockholders' equity ...........................................             $428,767          $419,740
                                                                                                       ========          ========


See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                        ACCUMULATED
                                                                                                           OTHER          TOTAL
                                                               COMMON        CAPITAL       RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                                                STOCK        SURPLUS       EARNINGS        INCOME        EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000 ...............................        $655        $6,244        $30,310           $409        $37,618
Net income ...............................................                                    1,070                         1,070
Dividends declared: $0.18 per share ......................                                     (358)                         (358)
Dividend reinvestment plan: 1,880 shares issued ..........           1            52                                           53
Repurchase and retirement: 5,000 shares ..................          (2)          (15)          (112)                         (129)
Net change in other comprehensive income .................                                                     331            331
                                                              --------      --------       --------       --------       --------
BALANCE, MARCH 31, 2001 ..................................        $654        $6,281        $30,910           $740        $38,585
                                                              ========      ========       ========       ========       ========


See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                           2001      2000
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................................... $  1,070   $ 1,060
Adjustments:
  Provision for loan losses..............................................................      180        90
  Depreciation, amortization and accretion...............................................      498       452
  Amortization of loan fees..............................................................      (26)      (24)
  Deferred income tax benefit............................................................        9        66
  Gains on sale of investment securities available-for-sale..............................               (172)
  Losses (gains) on sale of foreclosed assets............................................       (3)       14
  Changes in:
    Loans held for sale, net.............................................................       (8)
    Accrued interest receivable..........................................................     (156)      (92)
    Other assets.........................................................................       (4)     (365)
    Accrued interest payable.............................................................      135       334
    Other liabilities....................................................................     (219)       61
                                                                                          --------   -------
      Net cash provided by operating activities..........................................    1,476     1,424
                                                                                          --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available-for-sale...........................              2,184
Proceeds from repayments of investment securities available-for-sale.....................    7,296     6,481
Purchases of investment securities available-for-sale....................................  (23,874)   (2,261)
Proceeds from sale of foreclosed assets..................................................      269        38
Net decrease (increase) in lending activities............................................    4,234    (9,621)
Purchases of premises and equipment......................................................     (131)     (166)
                                                                                          --------   -------
      Net cash used in investing activities..............................................  (12,206)   (3,345)
                                                                                          --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts............................    2,572    (7,611)
  Time deposits..........................................................................    5,432    13,291
  Short-term borrowings..................................................................             (4,700)
Payments on long-term debt...............................................................      (36)       (1)
Proceeds from the issuance of common shares..............................................       53        56
Repurchase and retirement of common shares...............................................     (129)   (1,004)
Cash dividends paid......................................................................     (357)     (326)
                                                                                          --------   -------
      Net cash provided by (used in) financing activities................................    7,535      (295)
                                                                                          --------   -------
      Net decrease in cash and cash equivalents..........................................   (3,195)   (2,216)
      Cash and cash equivalents at beginning of year.....................................   37,419    10,991
                                                                                          --------   -------
      Cash and cash equivalents at end of period......................................... $ 34,224   $ 8,775
                                                                                          ========   =======

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest............................................................................... $  3,779   $ 3,445
  Income taxes. .........................................................................                  6
Noncash items:
  Transfers of loans to foreclosed assets................................................      237       248
  Unrealized losses (gains) on investment securities available-for-sale.................. $   (331)  $    55



See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries, Community Bank & Trust Company, including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation, and Comm Realty Corporation (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in the consolidation. Prior-period amounts are reclassified when necessary to conform with the current year's presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FORWARD-LOOKING DISCUSSION:

Certain statements in this Form 10-Q are forward-looking statements that involve numerous risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:

Local, domestic and international economic and political conditions, and government monetary and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond our control may also adversely affect our future results of operations. Our management team, consisting of the Board of Directors and executive officers, expects that no particular factor will affect the results of operations. Downward trends in areas such as real estate, construction and consumer spending, may adversely impact our ability to maintain or increase profitability. Therefore, we cannot assure the continuation of our current rates of income and growth.

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

We maintain an allowance for loan losses based on, among other things:

     -    Historical loan loss experience,
     -    Known inherent risks in the loan portfolio,
     -    Adverse situations that may affect a borrower's ability to repay,

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

OPERATING ENVIRONMENT:

Economic growth for the first quarter of 2001, although slow, was stronger than anticipated. The economy, which was in the midst of the largest expansion on record, abruptly slowed in the fourth quarter of 2000. In efforts to stimulate growth, the Federal Open Market Committee ("FOMC") lowered the federal funds rate by 150 basis points in the first quarter. With near zero economic growth predicted for the first three months of 2001, the FOMC again eased interest rates by 50 basis points on April 18, 2001. However, the gross domestic product ("GDP"), the value of all goods and services produced in the United States, grew at a higher than expected annual rate of 2.0 percent in the first quarter. The growth was attributed to strong consumer spending, which grew at an annual pace of 3.1 percent. Inflationary pressures remained benign, as the consumer price index rose 2.9 percent over the past twelve-month period. Despite the stronger growth, the FOMC's bias towards weakness did not change and another rate cut is again expected in the second quarter.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REVIEW OF FINANCIAL POSITION:

At March 31, 2001, total assets were $428.8 million, an increase of $9.1 million compared to $419.7 million at December 31, 2000. The growth in total assets was primarily due to an increase in investment securities available-for-sale, partially offset by a decline in loans, net of unearned income. Investment securities, available-for-sale increased $17.0 million to $88.2 million at the end of the first quarter of 2001, from $71.2 million at year-end 2000. The recent slowdown in the economy has caused loan demand to subdue. As a result, loans, net of unearned income, declined $4.5 million to $293.0 million at March 31, 2001, from $297.5 million at the end of 2000. Total deposits increased $8.0 million to $386.7 million at March 31, 2001, from $378.7 million at December 31, 2000. We had $23.7 million in federal funds sold outstanding at the end of the first quarter, compared to $25.5 million at the close of 2000. Our asset quality improved slightly from year-end 2000. Nonperforming assets as a percentage of loans, net of unearned income, equaled 1.34 percent at March 31, 2001 and 1.35 percent at December 31, 2000. Our capital position strengthened as evidenced by an increase in the Leverage ratio to 8.7 percent at March 31, 2001, compared to
8.3 percent one year earlier. Stockholders' equity grew $1.0 million to $38.6 million at the close of the first quarter, from $37.6 million at the end of 2000. Net income of $1,070 and a net change in accumulated other comprehensive income of $331 were partially offset by net cash dividends declare of $305 and common stock repurchases of $129.

During the first quarter of 2001, our new established subsidiary, Comm Financial Services Corporation, began offering a wide array of insurance products such as: life, property, health and disability, and asset management services to individual and commercial customers.

Also in the first quarter, our Internet banking program, Klick(sm) Banking, became fully operational. By accessing our web site, customers are now able to perform various banking functions online.

INVESTMENT PORTFOLIO:

Investment securities, available-for-sale totaled $88.2 million at March 31, 2001, an increase of $17.0 million or 23.9 percent from $71.2 million at December 31, 2000. In the fourth quarter of 2000, we sold state and municipal obligations having short call features to reduce the amount of optionality risk in the portfolio. During the first quarter of 2001, we replaced these securities with similar obligations having longer call provisions. Due to the downturn in the demand for our loan products, the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

investment portfolio comprised a greater portion of our earning asset mix. The investment portfolio equaled 21.8 percent of earning assets at the end of the first quarter of 2001, compared to 18.1 percent at year-end 2000. Our predominant investments include mortgage-backed securities including, short-term collateralized mortgage obligations ("CMOs") of U.S. Government-sponsored agencies, and intermediate-term obligations of states and municipalities. Mortgage-backed securities totaled $53.9 million and represented 61.1 percent of our investment portfolio at March 31, 2001. We utilize the cash flows from repayments of these securities to fund future loan demand. Our holdings of tax-exempt state and municipal obligations were $31.4 million and equaled 35.6 percent of the investment portfolio at the end of the first quarter. The tax-exempt nature of these obligations assist us by lowering our tax burden.

The carrying values of the major classifications of available-for-sale securities as they relate to the total investment portfolio at March 31, 2001, and December 31, 2000, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                                                          MARCH 31,                      DECEMBER 31,
                                                                            2001                             2000
                                                               AMOUNT              %               AMOUNT              %
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities .......................                                                  $ 3,001             4.21%
U.S. Government agencies .......................              $ 1,046             1.19%             1,025              1.44
State and municipals ...........................               31,356            35.57             20,075             28.18
Mortgage-backed securities .....................               53,868            61.10             45,269             63.54
Equity securities ..............................                1,890             2.14              1,876              2.63
                                                              -------           ------            -------            ------
  Total ........................................              $88,160           100.00%           $71,246            100.00%
                                                              =======           ======            =======            ======


During the first quarter of 2000, we sold state and municipal obligations having an amortized cost of $1.9 million and equity holding of local financial institutions having an amortized cost of $63. We realized gains on of $172 on the sale of investments securities for the three months ended March 31, 2000. No securities were sold during the first quarter of 2001.

Investment securities averaged $78.6 million for the first three months of 2001, compared to $104.9 million for the same three months of 2000. Due to the lower market rates, the tax-exempt yield on our investment portfolio fell 30 basis points in the first quarter of 2001 to 6.29 percent, from 6.59 percent for the same quarter of 2000. In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of an investment portfolio's performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains and losses, whether realized or unrealized. Total return for the investment portfolio improved slightly for the twelve months ended March 31, 2001, to 9.7 percent compared to 9.6 percent for the twelve months ended December 31, 2000. Furthermore, our investment portfolio ranked in the upper 92nd percentile of all banks throughout the United States over the past twelve months according to latest results provided by a national investment performance ranking company.

We experienced an improvement of $331, net of income taxes of $171, in the net unrealized holding gain on available-for-sale securities. The net unrealized holding gain was $740, net of income taxes of $381. The improvement was primarily related to the U.S. Government-sponsored agency mortgage-backed securities portion of our portfolio. The yield on the two-year U.S. Treasury, used to price this portion, dropped 101 basis points to 4.34 percent at March 31, 2001, from 5.35 percent at year-end 2000, which caused an improvement in the unrealized holding gain for these securities of $318, net of income taxes of $164.

The maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available-for-sale portfolio at March 31, 2001, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                     AFTER ONE              AFTER FIVE
                                   WITHIN            BUT WITHIN             BUT WITHIN              AFTER
                                  ONE YEAR           FIVE YEARS              TEN YEARS            TEN YEARS             TOTAL
                               -----------------------------------------------------------------------------------------------------
MARCH 31, 2001                 AMOUNT    YIELD   AMOUNT       YIELD     AMOUNT     YIELD     AMOUNT      YIELD     AMOUNT      YIELD
------------------------------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Government agencies.....                    $ 1,008      6.20%                                                   1,008    6.20%
State and municipals......... $ 1,460   6.56%      1,145      7.03      $2,214      8.68%    $25,767      7.74%      30,586    7.73
Mortgage-backed securities...  15,840   5.94      35,152      5.95       2,630      6.18                             53,622    5.96
Equity securities............                                                                  1,823      6.80        1,823    6.80
                              -------            -------                ------               -------                -------
  Total...................... $17,300   5.99%    $37,305      5.99%     $4,844      7.32%    $27,590      7.68%     $87,039    6.60%
                              =======            =======                ======               =======                =======

Fair value:
U.S. Government agencies.....                    $ 1,046                                                              1,046
State and municipals.........   1,465              1,162                $2,326               $26,403                 31,356
Mortgage-backed securities...  15,923             35,311                 2,634                                       53,868
Equity securities............                                                                  1,890                  1,890
                              -------            -------                ------               -------                -------
  Total...................... $17,388            $37,519                $4,960               $28,293                $88,160
                              =======            =======                ======               =======                =======


LOAN PORTFOLIO:

Despite the slowing economy and ailing consumer confidence, the housing market, supported by low interest rates, was strong throughout the first quarter of 2001. The rate on a 30-year conventional mortgage dropped 43 basis points to
6.95 percent at March 31, 2001, from 7.38 percent at the end 2000. In addition, this rate was 129 basis points lower than the 8.24 percent rate at the end of the first quarter of last year. New home sales rose to a record high of 1.02 million in March 2001, while existing homes sales rose 4.8 percent to 5.44 million, the second strongest pace since June of 1999. Annual sales of new homes averaged 921 thousand at March 31, 2001, compared to 914 thousand for the same period last year. Similarly, average annual sales of existing homes equaled 5.13 million and 5.10 million for the respective periods. Conversely, both the number of housing starts and permits fell in March. Moreover, the annual rate of housing starts for March of 2001 was 1.58 million, down 5.0 percent from last year's pace.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The composition of the loan portfolio at March 31, 2001, and December 31, 2000, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                      MARCH 31,               DECEMBER 31,
                                                        2001                      2000
                                                AMOUNT          %          AMOUNT          %
-----------------------------------------------------------------------------------------------
Commercial, financial and others............   $ 47,454       16.20%      $ 49,476       16.63%
Real estate:
  Construction..............................      4,460        1.52          3,546        1.19
  Mortgage..................................    202,960       69.28        205,771       69.16
Consumer, net...............................     36,942       12.61         37,800       12.70
Lease financing, net........................      1,148        0.39            937        0.32
                                               --------      ------       --------      ------
  Loans, net of unearned income.............    292,964      100.00%       297,530      100.00%
                                                             ======                     ======
Less: allowance for loan losses.............      3,344                      3,285
                                               --------                   --------
    Net loans...............................   $289,620                   $294,245
                                               ========                   ========

Unlike the strong growth evidenced by the housing market nationally, local economic conditions did not warrant the same level of growth. As a result, we experienced subdued demand for our major lending products in the first quarter of 2001. In total, loans, net of unearned income were $293.0 million at March 31, 2001, a decline of $4.5 million or 1.5 percent from $297.5 million at December 31, 2000. Our commercial lending activities felt the greatest effects of the slowing economy. Commercial loans and leases, including commercial mortgage loans, decreased $3.1 million and comprised approximated 33.8 percent of our total portfolio at March 31, 2001, compared to 34.3 percent at the end of 2000. For the first quarter of 2001, loans averaged $295.0 million, an increase of $14.6 million or 5.2 percent compared to $280.4 million averaged for the same period of 2000. The tax-equivalent yield on the loan portfolio was 8.60 percent for the first quarter of 2001, an increase of 23 basis points compared to 8.37 percent for the same quarter of 2000. We anticipate a decline in our loan yields for the remainder of 2001 due to the recent FOMC actions to lower interest rates.

We continually examine the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit interest rate risk ("IRR") and liquidity strains. Approximately 35.8 percent of the lending portfolio is expected to reprice within the next twelve months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in attempting to reduce IRR in the loan portfolio.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity and repricing information of the loan portfolio by major classification at March 31, 2001, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                      AFTER ONE
                                          WITHIN      BUT WITHIN        AFTER
MARCH 31, 2001                           ONE YEAR     FIVE YEARS      FIVE YEARS     TOTAL
-------------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others.....    $ 24,421       $13,786       $  9,247     $ 47,454
Real estate:
  Construction.......................       4,460                                     4,460
  Mortgage...........................      23,758        60,265        118,937      202,960
Consumer, net........................      12,833        20,208          3,901       36,942
Lease financing, net.................         420           728                       1,148
                                         --------       -------       --------     --------
    Total............................    $ 65,892       $94,987       $132,085     $292,964
                                         ========       =======       ========     ========

Repricing schedule:
Predetermined interest rates.........    $ 35,612       $82,454       $105,577     $223,643
Floating or adjustable interest rates      69,321                                    69,321
                                         --------       -------       --------     --------
    Total............................    $104,933       $82,454       $105,577     $292,964
                                         ========       =======       ========     ========

ASSET QUALITY:

Asset quality continued to improve during the first quarter of 2001. Nonperforming assets equaled $3,935 or 1.34 percent of loans, net of unearned income, at March 31, 2001, compared to $4,024 or 1.35 percent at December 31, 2000. The improvement was due to the removal of a restructured loan from nonperforming status. This loan is now performing according to its original terms.

Nonaccrual loans remained relatively unchanged at $1,689 and $1,684 at March 31, 2001, and December 31, 2000. Accruing loans past due 90 days or more increased slightly by $59 to $884 at March 31, 2001, from $825 at December 31, 2000. The amount of consumer loans 90 days past due and still accruing improved, while the amount of commercial and real estate loans in this category increased. Foreclosed assets decreased $29 to $1,362 at the end of the first quarter of 2001, from $1,391 at the end of 2000. We anticipated the economic conditions in our local market area to remain stable for the remainder of 2001. However, should economic conditions weaken in our market area, borrowers' ability to make timely loan payments could be limited. The possibility exists that these levels could deteriorate should this occur.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning nonperforming assets at March 31, 2001, and December 31, 2000, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                                MARCH 31,    DECEMBER 31,
                                                                  2001           2000
----------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others............................... $   75          $  141
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,579           1,469
Consumer, net..................................................     35              74
Lease financing, net...........................................
                                                                ------          ------
    Total nonaccrual loans.....................................  1,689           1,684
                                                                ------          ------
Restructured loans.............................................                    124
                                                                ------          ------
    Total impaired loans.......................................  1,689           1,808
                                                                ------          ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others...............................    237              23
Real estate:
  Construction.................................................
  Mortgage.....................................................    486             449
Consumer, net..................................................    161             353
Lease financing, net...........................................
                                                                ------          ------
    Total accruing loans past due 90 days or more..............    884             825
                                                                ------          ------
    Total nonperforming loans..................................  2,573           2,633
                                                                ------          ------
Foreclosed assets..............................................  1,362           1,391
                                                                ------          ------
    Total nonperforming assets................................. $3,935          $4,024
                                                                ======          ======

Ratios:
Impaired loans as a percentage of loans, net...................   0.58%           0.61%
Nonperforming loans as a percentage of loans, net..............   0.88            0.88
Nonperforming assets as a percentage of loans, net.............   1.34%           1.35%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information relating to the recorded investment in impaired loans at March 31, 2001 and December 31, 2000, is summarized as follows:

                                                                MARCH 31,     DECEMBER 31,
                                                                  2001           2000
-----------------------------------------------------------------------------------------
Impaired loans:
With a related allowance.......................................  $1,689           $1,684
With no related allowance......................................                      124
                                                                 ------           ------
  Total........................................................  $1,689           $1,808
                                                                 ======           ======

The analysis of changes affecting the allowance for loan losses related to impaired loans at March 31, 2001 is summarized as follows:

                                                                               MARCH 31,
                                                                                  2001
---------------------------------------------------------------------------------------
Balance at January 1..........................................................     $405
Provision for loan losses.....................................................       97
Loans charged-off.............................................................       65
Loans recovered...............................................................
                                                                                   ----
Balance at period-end.........................................................     $437
                                                                                   ====

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 2001 and 2000, are summarized as follows:

THREE MONTHS ENDED MARCH 31                                          2001              2000
-------------------------------------------------------------------------------------------
Gross interest due under terms.................................     $   37           $   69
Interest income recognized.....................................         20                3
                                                                    ------           ------
Interest income not recognized.................................     $   17           $   66
                                                                    ======           ======

Interest income recognized (cash-basis)........................     $   20           $    3

Average recorded investment in impaired loans..................     $1,679           $2,641

Cash received on impaired loans applied as a reduction of principal totaled $29 for the quarter ended March 31, 2001, and $39 for the same period of 2000. There were no commitments to extend additional funds to such parties at March 31, 2001.

Our allowance for loan losses account is established through charges to earnings as a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     -    Concentrations,

     -    Borrowers' financial status,

     -    Collateral value,

     -    Experience, ability and depth of lending management,

     -    Volume of net charge-offs, and

     -    Other factors deemed relevant.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

The volume of the allowance for loan losses and the composition of its elements may vary due to changes in the aforementioned risk factors. There were no known trends which would lead us to believe that the current level of the allowance for loan losses is not adequate to cover expected loan losses.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The composition of the allowance for loan losses at March 31, 2001 and December 31, 2000, are summarized as follows:


COMPOSITION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                MARCH 31,       DECEMBER 31,
                                                                  2001             2000
--------------------------------------------------------------------------------------------
Allocated allowance:
  Formula...................................................     $2,129            $2,067
  Specific..................................................
                                                                 ------            ------
    Total allocated allowance...............................      2,129             2,067
Unallocated allowance.......................................      1,215             1,218
                                                                 ------            ------
    Total allowance for loan losses.........................     $3,344            $3,285
                                                                 ======            ======


The formula portion of the allocated allowance was $2,129 at March 31, 2001, an increase of $62 compared to $2,067 at the end of 2000. The increase was due primarily to an increase in the historical loss percentages for the past eight quarters for residential mortgage loan pools.

There were no specific allocations to the allowance for March 31, 2001 and December 31, 2000, as there were no loans designated as having the probability for loss at either period end.

The unallocated portion of the allowance for loan losses remained virtually constant at $1,215 and $1,218 at March 31, 2001, and December 31, 2000. There were no changes to the risk factors considered when determining the appropriateness of the unallocated portion.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 2001, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                       MARCH 31,
                                                                          2001
--------------------------------------------------------------------------------
Allowance for loan losses at beginning of period ..................      $3,285
Loans charged-off:
Commercial, financial and others ..................................           7
Real estate:
  Construction ....................................................
  Mortgage ........................................................          78
Consumer, net .....................................................          65
Lease financing, net ..............................................
                                                                         ------
    Total .........................................................         150
                                                                         ------

Loans recovered:
Commercial, financial and others ..................................           3
Real estate:
  Construction ....................................................
  Mortgage ........................................................           6
Consumer, net .....................................................          20
Lease financing, net ..............................................
                                                                         ------
    Total .........................................................          29
                                                                         ------
Net loans charged-off .............................................         121
                                                                         ------
Provision charged to operating expense ............................         180
                                                                         ------
Allowance for loan losses at end of period ........................      $3,344
                                                                         ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding         0.17%
Allowance for loan losses as a percentage of period end loans .....        1.14%


The allowance for loan losses was $3,344 and equaled 1.14 percent of loans, net of unearned income, at March 31, 2001. At December 31, 2000, the allowance equaled $3,285 or 1.10 percent of loans, net of unearned income. The provision for loan losses exceeding net loans charged-off caused the slight increase in the allowance for the quarter ended March 31, 2001. The allowance account covered 130.0 percent of nonperforming loans outstanding at March 31, 2001, and
124.8 percent at December 31, 2000. Relative to all nonperforming assets, the allowance covered 85.0 percent at March 31, 2001, and 81.6 percent at December 31, 2000.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $121 or 0.17 percent of average loans outstanding for the first quarter of 2001, compared to $373 or 0.54 percent for the same period last year.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 2001 and 2000, are summarized as follows:

DEPOSIT DISTRIBUTION

                                                   MARCH 31,              MARCH 31,
                                                     2001                   2000
                                              -----------------      ------------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
---------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....................... $ 28,428      4.25%    $ 22,683      3.62%
NOW accounts................................   24,711      2.15       25,020      2.64
Savings accounts............................   72,416      2.58       73,585      2.51
Time deposits less than $100................  179,832      5.80      177,119      5.55
Time deposits $100 or more..................   32,136      5.72       30,294      5.79
                                             --------               --------
  Total interest-bearing....................  337,523      4.70%     328,701      4.54%
Noninterest-bearing.........................   38,458                 35,319
                                             --------               --------
  Total deposits............................ $375,981               $364,020
                                             ========               ========


Total deposits were $386.7 million at March 31, 2001, an increase of $8.0 million compared to $378.7 million at December 31, 2000. The increase is primarily attributable to an increase in time deposits less than $100 and money market accounts, offset in part by declines in NOW accounts, savings accounts and time deposits $100 or more. Time deposits less than $100 grew $7.1 million to $184.4 million at March 31, 2001, from $177.3 million at the end of 2000. Money market accounts increased $6.5 million to $35.4 million, from $28.9 million at the end of the respective periods. The growth in time deposits was due to special rates offered for shorter-term certificates of deposits in an effort to shift deposits into short-term maturities, as part of our deposit-pricing strategy. The increase in money market accounts resulted from furthering our deposit relationships with certain area school districts. Now accounts, savings accounts and time

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

deposits $100 or more declined $1.2 million, $2.4 million and $1.7 million from year-end 2000 to the end of the first quarter of 2001.

For the first three months of 2001, total deposits averaged $376.0 million, an increase of $12.0 million or 3.3 percent, from $364.0 million for the same three months of last year. Average interest-bearing deposits grew $8.8 million, while noninterest-bearing deposits rose $3.2 million. For the first quarter of 2001, our cost of deposits rose 16 basis points to 4.70 percent, compared to 4.54 percent for the same quarter of 2000. However, in light of the recent decline in interest rates our cost of funds dropped 4 basis points from the previous quarter.

Volatile deposits, time deposits in denominations of $100 or more, decreased $1.7 million from $33.7 million at December 31, 2000, to $32.0 million at March 31, 2001. The average cost of these deposit fell 37 basis points from 6.09 percent for the fourth quarter of 2000 to 5.72 for the first quarter of 2001.

Maturities of time deposits $100 or more at March 31, 2001, and December 31, 2000, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                               MARCH 31,   DECEMBER 31,
                                                                 2001          2000
--------------------------------------------------------------------------------------
Within three months............................................ $16,838        $17,281
After three months but within six months.......................   3,272          3,357
After six months but within twelve months......................   6,245          5,761
After twelve months............................................   5,676          7,327
                                                                -------        -------
  Total........................................................ $32,031        $33,726
                                                                =======        =======


MARKET RISK SENSITIVITY:

Market risk is the risk to our earnings or financial position resulting from adverse changes in market rates or prices, such as, interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily IRR associated with our lending, investing and deposit-gathering activities. During the normal course of business, we are not exposed to foreign currency exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

also affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high IRR level may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

INTEREST RATE SENSITIVITY

                                                      DUE AFTER           DUE AFTER
                                                      THREE MONTHS        ONE YEAR
                                     DUE WITHIN       BUT WITHIN          BUT WITHIN       DUE AFTER
MARCH 31, 2001                      THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities...............    $  5,163          $  12,225         $ 37,519         $ 33,253      $ 88,160
Loans held for sale, net............          70                                                                 70
Loans, net of unearned income.......      82,337             22,596           82,454          105,577       292,964
Federal funds sold..................      23,675                                                             23,675
                                         -------          ---------         --------         --------      --------

  Total.............................    $111,245          $  34,821         $119,973         $138,830      $404,869
                                        ========          =========         ========         ========      ========

Rate sensitive liabilities:
Money market accounts...............                      $  35,395                                        $ 35,395
NOW accounts........................                         23,749                                          23,749
Savings accounts....................                                        $ 72,194                         72,194
Time deposits less than $100........    $ 33,935             69,536           80,461         $    499       184,431
Time deposits $100 or more..........      16,838              9,517            5,676                         32,031
                                        --------          ---------         --------         --------      --------
  Total.............................    $ 50,773          $ 138,197         $158,331         $    499      $347,800
                                        ========          =========         ========         ========      ========

Rate sensitivity gap:
  Period............................     $60,472          $(103,376)        $(38,358)        $138,331
  Cumulative........................     $60,472          $ (42,904)        $(81,262)        $ 57,069      $ 57,069

RSA/RSL ratio:
  Period............................        2.19               0.25             0.76           278.22
  Cumulative........................        2.19               0.77             0.77             1.16          1.16


Our cumulative one-year RSA/RSL ratio declined from 0.83 at March 31, 2000, to
0.77 at March 31, 2001. Both ratios fall within our asset/liability guideline of
0.70 to 1.30. An increase in the amount of RSL maturing or repricing within one year, over that of RSA maturing or repricing within one year was primarily responsible for the ratio decline. The amount of RSL maturing or repricing within one year increased $36.8 million from March 31, 2000 to March 31, 2001. Our deposit pricing strategy designed to shift the volume of certificates of deposits into shorter-term maturities caused an increase of $22.0 million in time deposits less than $100 maturing or repricing within one year. In addition, RSL were also influenced by a $15.1 million increase in money market accounts, which resulted from additional deposits from tax-exempt entities within our market area. The amount of RSA maturing or repricing within one year also

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

increased, but not to the magnitude of RSL. RSA maturing or repricing within this timeframe rose $20.0 million. Federal funds sold of $23.7 million outstanding at March 31, 2001, was responsible for the rise in RSA.

We experienced an increase in our three-month ratio at March 31, 2001, as compared to one year earlier. At the end of the first quarter of 2001 this ratio equaled 2.19 as compared to 1.59 at March 31, 2000. The primary cause of the increase in the three-month ratio was the federal funds sold outstanding at the end of the first quarter of 2001.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2001, produced results contrary to those indicated by the one-year static gap position. Specifically, given instantaneous and parallel shifts in general market rates of plus 100 basis points, net interest income should increase 0.2 percent. Conversely, a similar decline in interest rates would result in a 0.2 percent decline in net interest income. We will attempt to maintain

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

our favorable IRR position through the administration of deposit and loan pricing strategies and the directed reinvestment of loan and investment payments and prepayments.

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

Our liquidity position at the end of the first quarter of 2001 improved in comparison to one year earlier. The improvement is best illustrated by the change in our net noncore and net short-term noncore funding dependence ratios, which explain the degree of reliance on noncore liabilities to fund long-term assets. At March 31, 2001, out net noncore funding dependence ratio, the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long- term assets, was negative 2.5 percent at March 31, 2001, compared to 3.3 percent at the end of the first quarter of 2000. The net short-term noncore funding dependence ratio, the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, equaled negative 4.1 percent and 0.7 percent at March 31, 2001 and 2000. We believe that by maintaining adequate volumes of short-term investments and remaining competitive in

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

pricing our deposits, we can ensure sufficient liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, decreased $3.2 million in the first quarter of 2001. Net cash provided by operating activities totaled $1.5 million, which primarily resulted from net income of $1,070 earned in the first three months of 2001.

We used cash of $12.2 million for investing activities in the first quarter of 2001. Purchases of investment securities of $23.9 million were partially offset by $7.3 million in repayments on investment securities and a $4.2 million decrease in lending activities.

Net cash provided by financing activities during the first three months of 2001 totaled $7.5 million. A net increase of $8.0 million in deposit- gathering activities was primarily responsible for the inflow of cash.

CAPITAL ADEQUACY:

Stockholders' equity increased $1.0 million to $38.6 million at March 31, 2001, from $37.6 million at December 31, 2000. Net income of $1,070 was the primary factor contributing to the stronger capital position. Also affecting stockholders' equity was other comprehensive income of $331, net cash dividends declared of $305 and the repurchase of 5,000 shares of common stock for $129.

Dividend declared for the quarter ended March 31, 2001, were $358 or $0.18 per share. The dividend payout ratio was 33.5 percent and 32.3 percent for the first quarter of 2001 and 2000. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

Our dividend reinvestment plan allows stockholders to automatically reinvest their dividends in shares of our common stock. During the first quarter of 2001, 1,880 shares were issued under this plan.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well- diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2001 and 2000. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at March 31, 2001 and 2000, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:

RISK-ADJUSTED CAPITAL

                                                                                                         MINIMUM TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                           MINIMUM FOR CAPITAL            PROMPT CORRECTIVE
                                                      ACTUAL               ADEQUACY PURPOSES              ACTION PROVISIONS
                                             -----------------------------------------------------------------------------------
MARCH 31                                        2001         2000         2001           2000              2001          2000
--------------------------------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-adjusted assets:
  Consolidated...........................    $ 36,045     $ 33,740       $10,039         $ 9,678
  Community Bank.........................      34,689       32,468        10,012           9,623           $15,017       $14,434
Total capital to risk-adjusted assets:
  Consolidated...........................      39,185       36,770        20,077          19,356
  Community Bank.........................      37,820       35,481        20,023          19,245            25,029        24,057
Tier I capital to total average assets
 less intangibles:
  Consolidated...........................      36,045       33,740        16,629          16,185
  Community Bank.........................      34,689       32,468       $16,570         $16,115           $20,712       $20,144

Risk-adjusted assets:
  Consolidated...........................     235,507      227,008
  Community Bank.........................     234,832      225,627
Risk-adjusted off-balance sheet items:
  Consolidated...........................      15,457       14,938
  Community Bank.........................      15,457       14,938
Average assets for Leverage ratio:
  Consolidated...........................     415,714      404,613
  Community Bank.........................    $414,248     $402,873

Ratios:
Tier I capital as a percentage of risk-
 adjusted assets and off-balance sheet
 items:
  Consolidated............................       14.4%        13.9%          4.0%            4.0%
  Community Bank..........................       13.9         13.5           4.0             4.0              6.0%           6.0%
Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items:
  Consolidated............................       15.6         15.2           8.0             8.0
  Community Bank..........................       15.1         14.7           8.0             8.0             10.0           10.0
Tier I capital as a percentage of total
 average assets less intangibles:
  Consolidated............................        8.7          8.3           4.0             4.0
  Community Bank..........................        8.4%         8.1%          4.0%            4.0%             5.0%           5.0%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our risk-based capital ratios improved at March 31, 2001, as compared to one year earlier. We exceeded all relevant regulatory capital measurements and were considered well capitalized at both March 31, 2001 and 2000. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the first three months of 2001 totaled $1,070 or $0.54 per share. Net income for the same three months of 2000 was $1,060 or $0.53 per share. Higher net interest income was almost entirely offset by an increase in the provision for loan losses and a reduction in noninterest income. Noninterest income for the first quarter of 2000 included gains on the sale of investment securities of $172. There were no such gains for the first quarter of the current year.

NET INTEREST INCOME:

Our principle source of operating income is net interest income. Net interest income is defined as the difference between income, interest and fees, from earning assets, and the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while deposits, short-term borrowings and long- term debt comprise interest-bearing liabilities. Net interest income is impacted by:

     - Variations in the volume, rate and composition of earning assets and interest-bearing liabilities,

     -    Changes in general market rates, and

     -    The level of nonperforming assets.

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of average earning assets, is a more comprehensive ratio, as it reflects not only spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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


NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                                              MARCH 31,
                                                                             2001 VS. 2000
                                                                   ----------------------------
                                                                        INCREASE (DECREASE)
                                                                          ATTRIBUTABLE TO
                                                                   ----------------------------
                                                                   TOTAL
                                                                   CHANGE      RATE      VOLUME
                                                                   ------      ----      ------
INTEREST INCOME:
Loans:
  Taxable......................................................    $ 554       $162       $ 392
  Tax-exempt...................................................     (129)        (1)       (128)
Investments:
  Taxable......................................................     (256)       (43)       (213)
  Tax-exempt...................................................     (242)       (18)       (224)
Federal funds sold.............................................      295          3         292
                                                                   -----       ----       -----
    Total interest income......................................      222        103         119
                                                                   -----       ----       -----

INTEREST EXPENSE:
Money market accounts..........................................       94         38          56
NOW accounts...................................................      (33)       (31)         (2)
Savings accounts...............................................                  17         (17)
Time deposits less than $100...................................      125         93          32
Time deposits $100 or more.....................................       17         (4)         21
Short-term borrowings..........................................      (68)                   (68)
Long-term debt.................................................                   3          (3)
                                                                   -----       ----       -----
    Total interest expense.....................................      135        116          19
                                                                   -----       ----       -----
    Net interest income........................................    $  87       $(13)      $ 100
                                                                   =====       ====       =====

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the first quarter of 2001, tax-equivalent net interest income totaled $3,867, a slight improvement of $87 compared to $3,780 for the same quarter of last year. An increase in the volume of average earning assets over that of average interest-bearing liabilities was entirely responsible for the improvement. Average earning assets for the quarter ended March 31, 2001, increased $9.6 million to $395.7 from $386.1 million for the same quarter of 2000, and resulted in a $119 increase in tax-equivalent interest income. Slightly mitigating this positive volume variance, was a $4.1 million increase in average interest-bearing liabilities, which resulted in a $19 increase in interest expense. Growth of $14.7 million in average loans, net of unearned income, and $21.2 million in average federal funds sold, partially offset by a $26.3 million decline in average investments caused the overall increase in average earning assets. The rise in average interest-bearing liabilities resulted primarily from increases of $5.7 million in money market accounts coupled with a $2.7 million in average time deposits less than $100, partially offset by a $4.7 million reduction in average short-term borrowings.

A higher interest rate environment, which was present throughout most of the previous year, caused increases in both our tax-equivalent yield on earning assets and our cost of funds. With regard to the change in tax- equivalent net interest income due to changes in rate, our tax-equivalent yield on earning assets improved 11 basis points and resulted in additional interest income of $103. However, this positive variance was more than offset by a 14 basis point increase in our cost of funds. An increase of $116 in interest expense resulted from this increase to the cost of funds. As a result our net interest spread fell 3 basis points to 3.28 percent for the quarter ended March 31, 2001, from
3.31 percent for the same period of last year.

Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin improved 2 basis points to 3.96 percent for the first quarter of 2001 from 3.94 percent for the same period of 2000. As previously mentioned, the FOMC has lowered interest rates significantly in the first three months of 2001 in order to combat the slowing economy. This lower interest rate environment is expected to continue throughout the remainder of 2001. However, should economic conditions change or competition in our market area intensify, interest rates could increase. No assurance can be given that net interest income will not be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended March 31, 2001 and 2000, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                          MARCH 31, 2001                     MARCH 31, 2000
                                                   ---------------------------        ---------------------------
                                                               INTEREST    AVERAGE               INTEREST   AVERAGE
                                                   AVERAGE      INCOME/    INTEREST   AVERAGE    INCOME/    INTEREST
                                                   BALANCE      EXPENSE      RATE     BALANCE    EXPENSE      RATE
ASSETS:
Earning assets:
Loans:
  Taxable.....................................    $288,707     $6,115       8.59%    $268,399     $5,561      8.33%
  Tax-exempt..................................       6,339        142       9.08       11,955        271      9.12
Investments:
  Taxable.....................................      53,443        741       5.62       68,238        997      5.88
  Tax-exempt..................................      25,197        479       7.71       36,675        721      7.91
Federal funds sold............................      21,979        304       5.61          817          9      4.43
                                                   --------     ------                --------     ------
    Total earning assets......................     395,665      7,781       7.98%     386,084      7,559      7.87%
Less: allowance for loan losses...............       3,363                              3,606
Other assets..................................      25,212                             24,423
                                                   --------                           --------
    Total assets..............................    $417,514                           $406,901
                                                   ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts.........................    $ 28,428        298       4.25%    $ 22,683        204      3.62%
NOW accounts..................................      24,711        131       2.15       25,020        164      2.64
Savings accounts..............................      72,416        460       2.58       73,585        460      2.51
Time deposits less than $100..................     179,832      2,571       5.80      177,119      2,446      5.55
Time deposits $100 or more....................      32,136        453       5.72       30,294        436      5.79
Short-term borrowings.........................                                          4,651         68      5.88
Long-term debt................................          22          1      18.43           38          1     10.58
                                                   --------     ------                --------     ------
    Total interest-bearing liabilities........     337,545      3,914       4.70%     333,390      3,779      4.56%
Noninterest-bearing deposits..................      38,458                             35,319
Other liabilities.............................       3,222                              3,024
Stockholders' equity..........................      38,289                             35,168
                                                   --------                           --------
    Total liabilities and stockholders' equity    $417,514                           $406,901
                                                   ========     ------                ========     ------
    Net interest/income spread................                  $3,867       3.28%                  $3,780    3.31%
                                                                ======                             ======
    Net interest margin.......................                              3.96%                             3.94%
Tax equivalent adjustments:
Loans. ........................................                $   48                             $   92
Investments...................................                    163                                245
                                                               ------                             ------
    Total adjustments.........................                 $  211                             $  337
                                                               ======                             ======


Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $695 for the first quarter of 2001 and an unrealized holding loss of $728 for the first quarter of 2000 included in other assets. Tax- equivalent adjustments were calculated using the prevailing statutory tax rate of
        34.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PROVISION FOR LOAN LOSSES:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis. As previously mentioned, we take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio.

The provision for loan losses totaled $180 for the three months ended March 31, 2001, compared to $90 for the same period of 2000. We consider the increase in the provision to be appropriate according to our adequacy calculations of the allowance for loan losses account.

NONINTEREST INCOME:

Noninterest income amounted to $583 for the first three months of 2001, compared to $613 for the first period of 2000. Included in noninterest income in 2000 were gains on the sale of investment securities of $172. The majority of these gains resulted from the sale of equity securities of local financial institutions. Adjusting for these gains, noninterest income for the first three months of 2001 improved $142 or 32.2 percent, compared to the same period one year ago. Service charges, fees and commissions increased $122, while net gains on the sale of one-to-four family residential mortgage loans on the secondary market increased $20.

NONINTEREST EXPENSE:

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, including FDIC assessment, other taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the first three months of the 2001, noninterest expense remained relatively stable in comparison to the same period last year. Noninterest expense totaled $2,620 for the three months ended March 31, 2001, a slight decline of $7 compared to $2,627 for the same three months of 2000. A decline in other expenses was almost entirely offset by increases in salaries and employee benefits expenses and net occupancy and equipment expenses. The stability of our noninterest expense resulted in an improvement in our productivity and efficiency. A key industry ratio used to measure productivity is the operating efficiency ratio, noninterest expenses less other real estate expenses to net interest income and noninterest income less any nonrecurring gains. Another productivity ratio is the overhead ratio, noninterest expense as a percentage of total average assets. Both ratios improved significantly for the first quarter of 2001 as compared to the same quarter of 2000. Our efficiency ratio was 61.2 percent and our overhead ratio was 2.5 percent for the quarter ended March 31, 2001. In comparison, for the same period of 2000 these ratios were 67.2 percent and 2.6 percent.

Major components of noninterest expense for the quarters ended March 31, 2001, and March 31, 2000, are summarized as follows:

NONINTEREST EXPENSES

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                       2001          2000
------------------------------------------------------------------------------------------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes........................................    $1,105        $1,093
Employee benefits.................................................       184           186
                                                                      ------        ------
  Salaries and employee benefits expense..........................     1,289         1,279
                                                                      ------        ------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense.............................................       201           193
Equipment expense.................................................       212           198
                                                                      ------        ------
  Net occupancy and equipment expense.............................       413           391
                                                                      ------        ------

OTHER EXPENSES:
Marketing expense.................................................        58            84
Other taxes.......................................................        96            84
Stationery and supplies...........................................        91           121
Contractual services..............................................       281           275
Insurance including FDIC assessment...............................        41            43
Other.............................................................       351           350
                                                                      ------        ------
  Other expenses..................................................       918           957
                                                                      ------        ------
    Total noninterest expense.....................................    $2,620        $2,627
                                                                      ======        ======

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Salaries and employee benefit expenses comprise the majority of our noninterest expense. For the three months ended March 31, 2001, these expenses totaled $1,289 and represented 49.2 percent of noninterest expense. In comparison, for the same period last year, these expenses were $1,279 or 48.7 percent of noninterest expense.

Net occupancy and equipment expenses totaled $413 for the first quarter of 2001, an increase of $22 compared to $391 for first quarter of 2000. Additional expenses associated with data processing enhancements to our core operating system, teller platform and new Internet-banking program contributed to the increase.

Other expenses totaled $918 for the first three months of 2001, compared to $957 for the same period last year. The $39 decline resulted primarily from decreases in marketing expenses and stationery and supply costs, partially offset by increases in other taxes and contractual services.

Recently, the Federal Deposit Insurance Corporation ("FDIC") decided to retain the existing Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") assessment schedules of 0 to 27 basis points per year for the first semiannual assessment period of 2001. According to FDIC statistics:

     - 93.0 percent of all BIF-member institutions and 90.1 percent of SAIF-member institutions are estimated to be listed in the lowest risk category, thus paying no premiums,

     - Only 0.1 percent of BIF-member institutions and SAIF-member institutions are estimated to be in the highest risk category, paying a premium of 27 cents per 100 dollars in deposits,

     - The average annual assessment rate is projected to be 14 cents per 100 dollars and 29 cents per 100 dollars for BIF-member and SAIF- member institutions,

     - The FDIC-approved rate schedules are expected to maintain the reserve ratios for both the BIF and SAIF above the Congressional mandated 1.25 percent through June 30, 2001,

     - At June 30, 2000, the BIF reserve ratio was 1.34 percent and the SAIF reserve ratio was 1.44 percent, and

     - There will continue to be a separate levy assessed on all FDIC-insured institutions to bear the cost of bonds sold by the Finance Corporation ("FICO") between 1987 and 1989 in support of the former Federal Savings and Loan Insurance Corporation. The 1996 law required the FICO rate on BIF-assessable deposits to be one-fifth the rate for SAIF assessable deposits.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

We were included in the 95.0 percent of all BIF-member institutions classified in the well capitalized supervisory risk subgroup at March 31, 2001. Accordingly, we will be exempt from paying a BIF assessment for the second quarter of 2001.

However, along with all banks, we continue to be assessed quarterly for assistance in interest payments on FICO bonds used to capitalize the SAIF. Our assessments were $17 and $19 for the first quarter of 2001 and 2000.

INCOME TAXES:

Income tax expense totaled $369 for the three months ended March 31, 2001, compared to $279 for the same three months of 2000. The effective tax rate increased to 25.6 percent for the first quarter of 2001, from 20.8 percent for the same quarter of last year. Lower amounts of tax-exempt interest income primarily caused the increase in the effective tax rate. Tax-exempt interest income as a percentage of total interest income decreased to 5.4 percent for the first quarter of 2001, compared to 9.1 percent for the first quarter of 2000. In addition to using tax-exempt investment and loans as a means of lowering our tax burden, we utilize investment tax credits available through our investment in a residential housing program for elderly and low- to moderate-income families.

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

ITEM 3.     DEFAULTS OF SENIOR SECURITIES
                      NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                      NONE

ITEM 5.     OTHER INFORMATION
                      NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

                    3ii - Bylaws

               (b)  Reports on Form 8-K
                    5 - On February 21, 2001, the Company filed a report on
                    Form   8-K, disclosing the retirement of David L. Baker as
                    President and Chief Executive Officer and the appointment of William F. Farber, Sr. as Acting President and Chief Executive Officer.

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 SIGNATURE PAGE




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.







                                       Registrant, Comm Bancorp, Inc.


Date: May 11, 2001                     /s/ William F. Farber, Sr.
     -------------------------         ----------------------------------
                                       Chairman of the Board/
                                       Acting President and Chief
                                       Executive Officer/Director
                                       (Principal Executive Officer)

                                       Chief Executive Officer
Date: May 11, 2001                     /s/ Scott A. Seasock
     -------------------------         ----------------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: May 11, 2001                     /s/ Stephanie A. Ganz
     -------------------------         ----------------------------------
                                       Stephanie A. Ganz
                                       Vice President of Finance
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER        DESCRIPTION                                         PAGE
    3ii             By-laws                                            42