Form 10-Q
period 2001-06-30
COMM BANCORP INC
filed 2001-08-14
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to


Commission file number          0-17455


                               COMM BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                   23-2242292
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
 or organization)                                  Number)

  125 N. STATE STREET, CLARKS SUMMIT, PA                        18411
---------------------------------------------  ---------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,985,935 at July 31, 2001.

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                  JUNE 30, 2001

                                      INDEX


CONTENTS                                                                PAGE NO.
PART I.  FINANCIAL INFORMATION:

 Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three months and Six Months Ended June 30, 2001
      and 2000...................................................        3
     Consolidated Balance Sheets - June 30, 2001 and December
      31, 2000...................................................        4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Six Months Ended June 30, 2001.....................        5
     Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2001 and 2000...............................        6
     Notes to Consolidated Financial Statements..................        7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................        9

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................        *

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................       42

  Item 2: Changes in Securities and Use of Proceeds..............       42

  Item 3: Defaults Upon Senior Securities........................       42

  Item 4: Submission of Matters to a Vote of Security Holders....       42

  Item 5: Other Information......................................       43

  Item 6: Exhibits and Reports on Form 8-K.......................       43

  SIGNATURES.....................................................       44

  Exhibit Index..................................................        *

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                      JUNE 30,
                                                                               2001          2000            2001           2000
                                                                            -----------    -----------    -----------   -----------
INTEREST INCOME:
Interest and fees on loans:
  Taxable ................................................................  $     6,056    $     5,768    $    12,171   $    11,329
  Tax-exempt .............................................................           94            179            188           358
Interest and dividends on investment securities available-for-sale:
  Taxable ................................................................          798            893          1,508         1,857
  Tax-exempt .............................................................          448            407            764           883
  Dividends ..............................................................           31             31             62            64
Interest on federal funds sold ...........................................          239             20            543            29
                                                                            -----------    -----------    -----------   -----------
    Total interest income ................................................        7,666          7,298         15,236        14,520
                                                                            -----------    -----------    -----------   -----------

INTEREST EXPENSE:
Interest on deposits .....................................................        3,912          3,729          7,825         7,439
Interest on short-term borrowings ........................................                          29                           97
Interest on long-term debt ...............................................                           1              1             2
                                                                            -----------    -----------    -----------   -----------
    Total interest expense ...............................................        3,912          3,759          7,826         7,538
                                                                            -----------    -----------    -----------   -----------
    Net interest income ..................................................        3,754          3,539          7,410         6,982
Provision for loan losses ................................................          180             90            360           180
                                                                            -----------    -----------    -----------   -----------
    Net interest income after provision for loan losses ..................        3,574          3,449          7,050         6,802
                                                                            -----------    -----------    -----------   -----------

NONINTEREST INCOME:
Service charges, fees and commissions ....................................          718            485          1,280           925
Net gains on sale of loans ...............................................           52                            73             1
Net gains on sale of investment securities ...............................                           1                          173
                                                                            -----------    -----------    -----------   -----------
    Total noninterest income .............................................          770            486          1,353         1,099
                                                                            -----------    -----------    -----------   -----------

NONINTEREST EXPENSE:
Salaries and employee benefits expense ...................................        1,367          1,300          2,656         2,579
Net occupancy and equipment expense ......................................          475            399            888           790
Other expenses ...........................................................        1,135          1,002          2,053         1,959
                                                                            -----------    -----------    -----------   -----------
    Total noninterest expense ............................................        2,977          2,701          5,597         5,328
                                                                            -----------    -----------    -----------   -----------
Income before income taxes ...............................................        1,367          1,234          2,806         2,573
Provision for income tax expense .........................................          307            264            676           543
                                                                            -----------    -----------    -----------   -----------
    Net income ...........................................................        1,060            970          2,130         2,030
                                                                            -----------    -----------    -----------   -----------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale ....         (246)           249            256           338
Reclassification adjustment for gains included in net income .............                          (1)                        (173)
Income tax expense (benefit) related to other comprehensive income (loss)           (84)            84             87            56
                                                                            -----------    -----------    -----------   -----------
    Other comprehensive income (loss), net of income taxes ...............         (162)           164            169           109
                                                                            -----------    -----------    -----------   -----------
    Comprehensive income .................................................  $       898    $     1,134    $     2,299   $     2,139
                                                                            ===========    ===========    ===========   ===========

PER SHARE DATA:
Net income ...............................................................  $      0.53    $      0.48    $      1.07   $      1.01
Cash dividends declared ..................................................  $      0.18    $      0.17    $      0.36   $      0.34
Average common shares outstanding ........................................    1,984,334      1,991,303      1,985,660     2,004,035


See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                         JUNE 30,       DECEMBER 31,
                                                                                                           2001            2000
                                                                                                         --------        --------
ASSETS:
Cash and due from banks ......................................................................           $ 11,430        $ 11,919
Federal funds sold ...........................................................................             18,700          25,500
Investment securities available-for-sale .....................................................            103,038          71,246
Loans held for sale, net .....................................................................              1,873              62
Loans, net of unearned income ................................................................            293,505         297,530
  Less: allowance for loan losses ............................................................              3,402           3,285
                                                                                                         --------        --------
Net loans ....................................................................................            290,103         294,245
Premises and equipment, net ..................................................................              9,505           9,708
Accrued interest receivable ..................................................................              2,281           2,014
Other assets .................................................................................              4,629           5,046
                                                                                                         --------        --------
    Total assets .............................................................................           $441,559        $419,740
                                                                                                         ========        ========

LIABILITIES:
Deposits:
  Noninterest-bearing ........................................................................           $ 41,424        $ 39,263
  Interest-bearing ...........................................................................            357,280         339,458
                                                                                                         --------        --------
    Total deposits ...........................................................................            398,704         378,721
Long-term debt ...............................................................................                                 36
Accrued interest payable .....................................................................              2,357           2,014
Other liabilities ............................................................................              1,319           1,351
                                                                                                         --------        --------
    Total liabilities ........................................................................            402,380         382,122
                                                                                                         --------        --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 June 30, 2001, 1,984,334 shares; December 31, 2000, 1,985,399 shares ........................                655             655
Capital surplus ..............................................................................              6,333           6,244
Retained earnings ............................................................................             31,613          30,310
Accumulated other comprehensive income .......................................................                578             409
                                                                                                         --------        --------
    Total stockholders' equity ...............................................................             39,179          37,618
                                                                                                         --------        --------
    Total liabilities and stockholders' equity ...............................................           $441,559        $419,740
                                                                                                         ========        ========









See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        ACCUMULATED
                                                                                                            OTHER          TOTAL
                                                               COMMON        CAPITAL       RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                                               STOCK         SURPLUS       EARNINGS        INCOME         EQUITY
                                                             --------       --------       --------    -------------   -------------
BALANCE, DECEMBER 31, 2000 ...............................   $    655       $  6,244       $ 30,310       $    409       $ 37,618
Net income ...............................................                                    2,130                         2,130
Dividends declared: $0.36 per share ......................                                     (715)                         (715)
Dividend reinvestment plan: 3,935 shares issued ..........          2            104                                          106
Repurchase and retirement: 5,000 shares ..................         (2)           (15)          (112)                         (129)
Net change in other comprehensive income .................                                                     169            169
                                                             --------       --------       --------       --------       --------
BALANCE, JUNE 30, 2001 ...................................   $    655       $  6,333       $ 31,613       $    578       $ 39,179
                                                             ========       ========       ========       ========       ========












See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SIX MONTHS ENDED JUNE 30                                                                                  2001                2000
------------------------                                                                               --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................................           $  2,130            $  2,030
Adjustments:
  Provision for loan losses ................................................................                360                 180
  Depreciation, amortization and accretion .................................................              1,018                 908
  Amortization of loan fees ................................................................                (55)                (49)
  Deferred income tax expense (benefit) ....................................................                (20)                 75
  Gains on sale of investment securities available-for-sale ................................                                   (173)
  Losses (gains) on sale of foreclosed assets ..............................................               (111)                 47
  Changes in:
    Loans held for sale, net ...............................................................             (1,811)
    Accrued interest receivable ............................................................               (267)                  6
    Other assets ...........................................................................               (298)               (329)
    Accrued interest payable ...............................................................                343                 (50)
    Other liabilities ......................................................................               (106)                 75
                                                                                                       --------            --------
      Net cash provided by operating activities ............................................              1,183               2,720
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available-for-sale .............................                                  5,304
Proceeds from repayments of investment securities available-for-sale .......................             12,684              12,023
Purchases of investment securities available-for-sale ......................................            (44,559)             (2,298)
Proceeds from sale of foreclosed assets ....................................................                919                  70
Net decrease (increase) in lending activities ..............................................              3,507             (11,942)
Purchases of premises and equipment ........................................................               (232)               (711)
                                                                                                       --------            --------
      Net cash provided by (used in) investing activities ..................................            (27,681)              2,446
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts ..............................             11,679              (3,686)
  Time deposits ............................................................................              8,304               3,365
  Short-term borrowings ....................................................................                                    800
Payments on long-term debt .................................................................                (36)                 (2)
Proceeds from issuance of common shares ....................................................                106                 110
Repurchase and retirement of common shares .................................................               (129)             (1,917)
Cash dividends paid ........................................................................               (715)               (668)
                                                                                                       --------            --------
      Net cash provided by (used in) financing activities ..................................             19,209              (1,998)
                                                                                                       --------            --------
      Net increase (decrease) in cash and cash equivalents .................................             (7,289)              3,168
      Cash and cash equivalents at beginning of year .......................................             37,419              10,991
                                                                                                       --------            --------
      Cash and cash equivalents at end of period ...........................................           $ 30,130            $ 14,159
                                                                                                       ========            ========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest .................................................................................           $  7,483            $  7,588
  Income taxes .............................................................................                653                 476
Noncash items:
  Transfer of loans to foreclosed assets ...................................................                330                 468
  Unrealized gains on investment securities available-for-sale .............................           $   (169)           $   (109)







See notes to consolidated financial statements.

COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries, Community Bank and Trust Company, including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation, and Comm Realty Corporation (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in the consolidation. Prior-period amounts are reclassified when necessary to conform with the current year's presentation.

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

2. BUSINESS COMBINATIONS

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 supercedes Accounting Principles Board ("APB")Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Previously, under APB No. 16 business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. SFAS No. 141 eliminates the pooling-of-interests method and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this Statement on July 1, 2001, is not expected to have a material effect on operating results or financial position as the Company has no pending business combinations.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

On June 29, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Amortization of

COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the Statement. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 on January 1, 2002, is expected to affect the results of operations by increasing net income for the year ended December 31, 2002, by $218. However, this estimate may change due to any impairment losses that arise due to the initial application of this Statement.

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


OPERATING ENVIRONMENT:

The gross domestic product ("GDP"), the value of all goods and services produced in the United States grew at a very sluggish 0.7 percent in the second quarter of 2001. Resilient consumer spending of 2.1 percent for the second quarter, coupled with strong government outlays of 5.5 percent were able to slightly offset the 16.3 percent dramatic plunge in business investment. In order to spur the tepid economy, the Federal Open Market Committee ("FOMC") dropped the federal funds rate another 125 basis points in the second quarter to 3.75 percent. This brings the cumulative decline to 275 basis points during the first half of 2001. The FOMC has cited a number of reasons for this unusually steep decline:

     - The rapid and substantial slowdown in growth carried considerable risks that the sluggish performance would persist,

     - The jarring of confidence could cause households and businesses to curtain spending, and

     - A higher foreign exchange value of the dollar, lower equity prices and tighter lending standards by banks, were restraining

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

          aggregate demand and offsetting some of the influence of the lower federal funds rate.

At the end of the second quarter, the FOMC bias was directed towards easing and as a result, additional rate cuts are possible.


REVIEW OF FINANCIAL POSITION:

Total assets amounted to $441.6 million at June 30, 2001, an increase of $21.9 million from $419.7 million at December 31, 2000. The growth in the balance sheet was primarily attributable to an increase in total deposits. We experienced substantial demand for our deposit products during the first half of 2001. Total deposits grew $20.0 million to $398.7 million at the end of the second quarter of 2001, compared to $378.7 million at year-end 2000. As a result of actions taken to replace securities sold from the fourth quarter of 2000 restructuring of the investment portfolio and a decline in loan demand, investments increased $31.8 million to $103.0 million at June 30, 2001. Loans, net of unearned income, declined by $4.0 million to $293.5 million at the close of the second quarter, as unstable economic conditions negatively impacted loan demand. In addition, federal funds sold were reduced by $6.8 million to $18.7 million at June 30, 2001, from $25.5 million at the end of 2000. Stockholders' equity improved $1.6 million to $39.2 million at June 30, 2001, from $37.6 million at December 31, 2000. The improvement primarily resulted from net income of $2,130, partially offset by net cash dividends declared of $609. Also affecting capital was a positive net change in other comprehensive income of $169 and common stock repurchases of $129. We experienced a decline in our asset quality from year-end 2000, as evidenced by an increase in the ratio of nonperforming assets to loans, net of unearned income. This ratio equaled 1.56 percent at the end of the second quarter of 2001, compared to 1.35 percent at year-end 2000.

In comparison to the end of the first quarter of 2001, we experienced a $12.8 million increase in total assets. Deposits grew $12.0 million and the investment portfolio increased $14.9 million, while federal funds sold declined $5.0 million. Loans, net of unearned income remained relatively unchanged, increasing $0.5 million. Stockholders' equity improved $0.6 million.

Our management team believes the formation of long-term plans and goals are imperative in order to gain market share and remain a viable financial institution in today's ever-changing and increasingly competitive environment. During the second quarter of 2001, we contracted with an outside consulting firm to direct us in drafting a long-term strategic plan. We anticipate the completion of the plan by the end of the third quarter of 2001.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INVESTMENT PORTFOLIO:

During the first half of 2001, the FOMC lowered the federal funds rate 275 basis points in six steps in response to the abrupt halt in economic growth and the threat of continued weakness in the economy. The policy easings and declining equity prices, coupled with the economic slowdown led to declines in yields on U.S. Treasury securities during the first quarter of 2001. During the second quarter, short-term interest rates continued to decrease. However, despite the FOMC's actions, yields on longer-term securities rose substantially. The market value of our investment portfolio is impacted by changes in the yield curve. Specifically, our holdings of mortgage-backed securities are closely related to the two-year U.S. Treasury rate, while our municipal obligations correlate to the ten-year U.S. Treasury rate. The two-year Treasury declined 103 basis points from 5.11 percent at year-end 2000 to 4.08 percent at the end of the second quarter of 2001. This resulted in a positive change with respect to the market value of mortgage-backed securities, as a $236 unrealized holding loss at December 31, 2000, converted to an unrealized gain of $118 at the end of the second quarter. However, the ten-year U.S. Treasury, which fell 23 basis points to 4.89 percent at March 31, 2001, rose 39 basis points to 5.28 percent at June 30, 2001. This caused a negative change of $89, net of income tax benefits of $47, in the unrealized gain on our municipal obligations from $792 at the end of 2000 to $656 at June 30, 2001. Overall, we experienced an improvement of $169, net of income taxes of $87, in the net unrealized holding gain on available-for-sale investment securities.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 2001, and December 31, 2000, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                             JUNE 30,                     DECEMBER 31,
                                              2001                           2000
                                      AMOUNT           %             AMOUNT           %
                                    --------       ----------       --------       ------
U.S. Treasury securities .                                         $  3,001          4.21%
U.S. Government agencies .          $  1,039         1.01%            1,025          1.44
State and municipals .....            39,172        38.02            20,075         28.18
Mortgage-backed securities            60,885        59.09            45,269         63.54
Equity securities ........             1,942         1.88             1,876          2.63
                                    --------       ------          --------        ------
  Total ..................          $103,038       100.00%         $ 71,246        100.00%
                                    ========       ======          ========        ======


Our investment portfolio grew $31.8 million or 44.7 percent to $103.0 million at June 30, 2001, from $71.2 million at December 31, 2000. From the end of the first quarter of 2001, investments grew $14.9 million or 16.9 percent. Due to the depressed loan demand, investment securities played a

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

more prominent role in our earning assets mix. At June 30, 2001, investment securities equaled 24.7 percent of earning assets, compared to 21.8 percent at March 31, 2001, and 18.1 percent at December 31, 2000. For the three months and six months ended June 30, 2001, the investment portfolio averaged $94.8 million and $86.8 million, compared to $94.4 million and $99.7 million for the respective periods last year. As a result of the lower interest rate environment, the tax-equivalent yield on the investment portfolio dropped 24 basis points to 6.34 percent for the six months ended June 30, 2001, from 6.58 percent for the same six months of 2000. For the second quarter of 2001, the tax-equivalent yield was 6.38 percent, compared to 6.29 percent for the first quarter.

During the first six months of 2000, we sold state and municipal obligations having an amortized cost of $5.1 million and equity holdings of local financial institutions having an amortized cost of $63. We realized gains of $173 on the sale of these securities. No securities were sold during the six months ended June 30, 2001.

In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. Total return for the investment portfolio decreased slightly for the twelve months ended June 30, 2001, to 9.0 percent, compared to 9.7 percent for the twelve months ended March 31, 2001. Furthermore, our investment portfolio ranked in the upper 90th percentile of all banks throughout the United States over the past twelve months according to latest results provided by a national investment performance ranking company.

The maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available-for-sale portfolio at June 30, 2001, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax- equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                     AFTER ONE          AFTER FIVE
                                       WITHIN       BUT WITHIN          BUT WITHIN             AFTER
                                      ONE YEAR      FIVE YEARS           TEN YEARS            TEN YEARS             TOTAL
                                      --------      ----------           ---------            ---------             -----

JUNE 30, 2001                     AMOUNT  YIELD   AMOUNT    YIELD    AMOUNT   YIELD      AMOUNT     YIELD       AMOUNT      YIELD
-------------                     ------  -----   ------    -----    ------   -----      ------     -----       ------      -----
Amortized cost:
U.S. Government agencies .                       $  1,008   6.20%                                              $  1,008        6.20%
State and municipals .....     $  1,220   6.59%     1,595   6.93   $  6,973    7.81%    $ 28,728      7.60%      38,516        7.58
Mortgage-backed securities       17,037   5.95     38,851   5.87      4,827    6.11           52      6.79       60,767        5.91
Equity securities ........                6.65              6.65                           1,871                  1,871
                               --------          --------          --------             --------               --------        ----
  Total ..................     $ 18,257   5.99%  $ 41,454   5.92%  $ 11,800    7.11%    $ 30,651      7.54%    $102,162        6.56%
                               ========          ========          ========             ========               ========        ====
Fair value:
U.S. Government agencies .....                   $  1,039                                                     $  1,039
State and municipals .........$  1,223              1,614          $  7,287             $ 29,048                39,172
Mortgage-backed securities ...  17,111             38,963             4,759                   52                60,885
Equity securities ............                                                             1,942                 1,942
                              --------           --------          --------             --------              --------
  Total ......................$ 18,334           $ 41,616          $ 12,046             $ 31,042              $103,038
                              ========           ========          ========             ========              ========


LOAN PORTFOLIO:

Loans to finance one-to-four family residential properties account for over half of our total lending activities. Accordingly, the housing market and the economic conditions affecting it significantly impact our lending activities. Despite weakened economic conditions and deflated consumer confidence, low mortgage rates have kept the housing market buoyant during the first half of this year. Although up 21 basis points from the end of the first quarter of 2001, the rate on a 30-year conventional mortgage closed the second quarter at
7.16 percent, down 22 basis points from year-end 2000 and 113 basis points from the close of the second quarter of last year. Average annual sales of existing homes equaled 5.19 million for the twelve months ended June 30, 2001, compared to 5.04 million for the same period one year earlier. In addition, average annual new home sales were up 3.6 percent to 928 thousand compared to 896 thousand last year. Furthermore, the number of housing starts surged in the last month of the second quarter to the fastest pace since January 2001. However, the risk exists that the pace of the housing market will ease should economic and employment conditions worsen.

The additional 125 basis point decline in the prime rate to 6.75 percent at June 30, 2001, from 8.00 percent at the previous quarter-end, could not boost loan demand. Loan activity subsided for all banks in the United States, as business investment plummeted 16.3 percent in the second quarter of 2001. As a result of the halt in business spending, commercial banks

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

posted a decline of $23.3 billion in commercial loans to $1,080.5 billion at June 30, 2001, from $1,103.8 billion at March 31, 2001. However, consumer loans for all commercial banks grew $6.1 billion to $540.6 billion at the end of the second quarter of 2001, from $534.5 billion at the previous quarter-end.

The composition of the loan portfolio at June 30, 2001, and December 31, 2000, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                                 JUNE 30,                    DECEMBER 31,
                                                                   2001                          2000
                                                           AMOUNT         %              AMOUNT           %
                                                         --------      ------           --------      ------
Commercial, financial and others .................       $ 46,517       15.85%          $ 49,476       16.63%
Real estate:
  Construction ...................................          4,255        1.45              3,546        1.19
  Mortgage .......................................        204,062       69.52            205,771       69.16
Consumer, net ....................................         37,531       12.79             37,800       12.70
Lease financing, net .............................          1,140        0.39                937        0.32
                                                         --------      ------           --------      ------
  Loans, net of unearned income ..................        293,505      100.00%           297,530      100.00%
                                                                       ======                         ======
Less: allowance for loan losses ..................          3,402                          3,285
                                                         --------                       --------
    Net loans ....................................       $290,103                       $294,245
                                                         ========                       ========

Loans, net of unearned income declined $4.0 million to $293.5 million at June 30, 2001, from $297.5 million at the end of 2000. A $2.5 million decrease in residential mortgage loans primarily caused the overall decline. Residential real estate loans, including construction loans, equaled $155.1 million and $157.6 million at June 30, 2001 and 2000. Similar to that of all commercial banks, we also experienced a decline in our commercial loan portfolio. Commercial loans, including commercial mortgage loans, decreased $1.4 million to $99.8 million at the end of the second quarter from $101.2 million at year-end 2000. Loans averaged $295.0 million for the six months ended June 30, 2001, an increase of $10.2 million from $284.8 million averaged for the same six months of 2000. Still affected by the higher rates in the second half of 2000, the tax-equivalent yield on the loan portfolio was 13 basis points higher at 8.51 percent for the six months ended June 30, 2001, compared to 8.38 percent for the same period last year. However, we anticipate loan yields to decline during the second half of 2001 due to the lower interest rates and possible future rate cuts.

We continually examine the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 37.3 percent of the lending portfolio is expected to reprice within the next twelve months. Management will price loan products

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in attempting to reduce IRR in the loan portfolio.

The maturity and repricing information of the loan portfolio by major classification at June 30, 2001, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                                                     AFTER ONE
                                                                    WITHIN           BUT WITHIN          AFTER
JUNE 30, 2001                                                      ONE YEAR          FIVE YEARS        FIVE YEARS             TOTAL
-------------                                                      --------          ----------        ----------             -----
Maturity schedule:
Commercial, financial and others .......................           $ 25,361           $ 13,467           $  7,689           $ 46,517
Real estate:
  Construction .........................................              4,255                                                    4,255
  Mortgage .............................................             22,352             61,511            120,199            204,062
Consumer, net ..........................................             13,148             20,423              3,960             37,531
Lease financing, net ...................................                417                723                                 1,140
                                                                   --------           --------           --------           --------
    Total ..............................................           $ 65,533           $ 96,124           $131,848           $293,505
                                                                   ========           ========           ========           ========

Repricing schedule:
Predetermined interest rates ...........................           $ 32,999           $ 81,957           $102,133           $217,089
Floating or adjustable interest rates ..................             76,416                                                   76,416
                                                                   --------           --------           --------           --------
    Total ..............................................           $109,415           $ 81,957           $102,133           $293,505
                                                                   ========           ========           ========           ========


ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at June 30, 2001 and 2000, are summarized as follows:

JUNE 30,                                                2001               2000
--------                                                ----               ----
United States ..............................             4.5%              4.0%
Pennsylvania ...............................             4.7               4.2
Lackawanna county ..........................             5.6               4.5
Susquehanna county .........................             4.9               4.3
Wayne county ...............................             4.2               4.8
Wyoming county .............................             4.8%              4.3%

The slowing economy caused the demand for labor to weaken during the first half of 2001. Much of the weakness occurred in the manufacturing sector, as businesses sought to reduce inventory overruns and compensate for sluggish demand by laying off workers. As a result, the national, state and the majority of unemployment rates in our local market area rose in comparison to last year. The United States unemployment rate increased to 4.5 percent

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

at June 30, 2001, compared to 4.0 percent one year earlier. Similarly, the unemployment rate for the Commonwealth of Pennsylvania rose to 4.7 percent from
4.2 percent. Furthermore, the unemployment rates for three of the four counties in our market area also rose. Lackawanna County saw the greatest deterioration to 5.6 percent at June 30, 2001, compared to 4.5 percent one year ago.

Nonperforming assets were $4,580 at June 30, 2001, compared to $3,935 at the end of the previous quarter and $4,024 at year-end 2000. The ratio of nonperforming assets as a percentage of loans, net of unearned income, was 1.56 percent, 1.34 percent and 1.35 percent at June 30, 2001, March 31, 2001 and December 31, 2000. An increase in the amount of nonaccrual loans, partially offset by a reductions in accruing loans past due 90 days or more and foreclosed assets, primarily attributed to the increase from both year-end and the previous quarter-end.

Nonaccrual loans totaled $2,954 at June 30, 2001, compared to $1,684 at December 31, 2000. The $1,270 increase resulted primarily from a rise in the amount of mortgage loans placed on nonaccrual status. The amount of loans past due 90 days or more and still accruing and foreclosed assets declined $112 and $478 from year-end 2000. Further deterioration of economic conditions in our local market area could hinder borrowers' abilities to make timely loan payments, which may result in further asset quality deterioration. The ratio of nonperforming loans as a percentage of loans, net of unearned income increased to 1.25 percent at June 30, 2001, compared to 0.88 percent at the end of 2000. Our peer group also experienced deterioration in asset quality, as evidenced by a similar increase in this ratio. This ratio for our peer group equaled 0.70 percent at June 30, 2001, compared to 0.65 percent at December 31, 2000.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning nonperforming assets at June 30 2001, and December 31, 2000, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                            JUNE 30,     DECEMBER 31,
                                                             2001           2000
                                                            -------      -----------
NONACCRUAL LOANS:
Commercial, financial and others .....................      $  347       $  141
Real estate:
  Construction  ......................................
  Mortgage ...........................................       2,547        1,469
Consumer, net ........................................          60           74
Lease financing, net .................................
    Total nonaccrual loans ...........................       2,954        1,684
                                                            ------       ------
Restructured loans ...................................                      124
                                                            ------       ------
    Total impaired loans .............................       2,954        1,808
                                                            ------       ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others .....................         278           23
Real estate:
  Construction .......................................
  Mortgage ...........................................         230          449
Consumer, net ........................................         205          353
Lease financing, net .................................
    Total accruing loans past due 90 days or more ....         713          825
                                                            ------       ------
    Total nonperforming loans ........................       3,667        2,633
                                                            ------       ------
Foreclosed assets ....................................         913        1,391
                                                            ------       ------
    Total nonperforming assets .......................      $4,580       $4,024
                                                            ======       ======

Ratios:
Impaired loans as a percentage of loans, net .........        1.01%        0.61%
Nonperforming loans as a percentage of loans, net ....        1.25         0.88
Nonperforming assets as a percentage of loans, net ...        1.56%        1.35%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information relating to the recorded investment in impaired loans at June 30, 2001 and December 31, 2000, is summarized as follows:

                                                    JUNE 30,        DECEMBER 31,
                                                     2001              2000
                                                     ----              ----
Impaired loans:
With a related allowance ...................        $2,954            $1,684
With no related allowance ..................                             124
                                                    ------            ------
  Total ....................................        $2,954            $1,808
                                                    ======            ======

Impaired loans at December 31, 2000 included a $124 restructured loan to one commercial customer. This loan is now performing according to its original terms and has been removed from nonperforming status.

The analysis of changes affecting the allowance for loan losses related to impaired loans at June 30, 2001 is summarized as follows:

                                                           JUNE 30,
                                                              2001
                                                              ----
Balance at January 1......................................   $405
Provision for loan losses.................................    160
Loans charged-off.........................................    112
Loans recovered...........................................      4
                                                             ----
Balance at period-end.....................................   $457
                                                             ====

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 2001 and 2000 are summarized as follows:


                                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                  JUNE 30,                          JUNE 30,
                                                                             2001            2000             2001             2000
                                                                             ----            ----             ----             ----

Gross interest due under terms .................................           $   41           $   78           $   78           $  147
Interest income recognized .....................................               10               21               30               24
                                                                           ------           ------           ------           ------
Interest income not recognized .................................           $   31           $   57           $   48           $  123
                                                                           ======           ======           ======           ======

Interest income recognized (cash-basis) ........................           $   10           $   21           $   30           $   24
Average recorded investment in  impaired loans .................           $1,814           $2,407           $1,747           $2,524

Cash received on impaired loans applied as a reduction of principal totaled $92 and $63 for the six months and three months ended June 30, 2001. For the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

respective 2000 periods cash receipts on impaired loans amounted to $82 and $43. There were no commitments to extend additional funds to such parties at June 30, 2001.
Our allowance for loan losses account is established through charges to earnings as a provision for loan losses. Loans, or portions of loans, determined to be uncollectible are charged against the allowance account with any subsequent recoveries being credited to the account. Nonaccrual, restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted. Consumer loans are considered losses when they are 120 days past due, except those expected to be recovered through insurance or collateral disposition proceeds. Under GAAP, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral- dependent loans. We maintain the allowance for loan losses at a level believed adequate to absorb incurred credit losses. We employ the federal banking regulatory agencies' Interagency Policy Statement on the Allowance for Loan Losses as the primary analytical tool in assessing the adequacy of the allowance account by assigning qualitative factors to each element of the allowance. The allowance for loan losses consists of two elements: allocated and unallocated.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



The composition of the allowance for loan losses at June 30, 2001 and December 31, 2000, are summarized as follows:

COMPOSITION OF THE ALLOWANCE FOR LOAN LOSSES

                                                          JUNE 30,     DECEMBER 31,
                                                            2001           2000
                                                            ----           ----
Allocated allowance:
  Formula ........................................         $2,739         $2,679
  Specific .......................................
  Total allocated allowance ......................          2,739          2,679
Unallocated allowance ............................            663            606
                                                           ------         ------
    Total allowance for loan losses ..............         $3,402         $3,285
                                                           ======         ======


The formula portion of the allocated allowance was $2,739 at June 30, 2001, an increase of $60 compared to $2,679 at December 31, 2000. The increase was due primarily to an increase in the historical loss percentages for the past eight quarters for residential mortgage loan pools.

There were no specific allocations to the allowance at June 30, 2001 and December 31, 2000, as there were no loans designated as having the probability for loss at either period end.

The unallocated portion of the allowance for loan losses increased $57 to $663 at June 30, 2001, from $606 at the end of 2000. Management deemed this increase appropriate given the increase in impaired loans.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 2001, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                         JUNE 30,
                                                                           2001
                                                                         ------
Allowance for loan losses at beginning of period ...................     $3,285
Loans charged-off:
Commercial, financial and others ...................................         25
Real estate:
  Construction .....................................................
  Mortgage .........................................................        126
Consumer, net ......................................................        156
Lease financing, net ...............................................

    Total ..........................................................        307
                                                                         ------

Loans recovered:
Commercial, financial and others ...................................         14
Real estate:
  Construction .....................................................
  Mortgage .........................................................         13
Consumer, net ......................................................         37
Lease financing, net ...............................................

    Total ..........................................................         64
                                                                         ------
Net loans charged-off ..............................................        243
                                                                         ------
Provision charged to operating expense .............................        360
                                                                         ------
Allowance for loan losses at end of period .........................     $3,402
                                                                         ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding .       0.17%
Allowance for loan losses as a percentage of period end loans ......       1.16%

The allowance for loan losses was $3,402 at June 30, 2001, an increase of $58 compared to $3,344 at the previous quarter-end. A $180 provision for loan losses exceeded net charge-offs of $122 for the second quarter of 2001, which caused the increase from March 31, 2001. The allowance for loan losses equaled 1.16 percent of loans, net of unearned income at the end of the second quarter of 2001. For our peer group this ratio equaled 1.26 percent. The coverage ratio, the allowance account as a percentage of nonperforming loans, was 92.8 percent at June 30, 2001 and 130.0 percent at March 31, 2001. With regard to all nonperforming assets the allowance covered 74.3 percent and 85.0 percent for the respective periods.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

account. Any subsequent recoveries are credited to the allowance account. Net charge-offs totaled $243 or 0.17 percent of average loans outstanding for the first half of 2001, compared to $523 or 0.37 percent for the same six months of 2000. Net charges-offs as a percentage of average loans outstanding for our peer group equaled 0.14 percent and 0.11 percent for the respective periods.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 2001 and 2000, are summarized as follows:

DEPOSIT DISTRIBUTION

                                        JUNE 30, 2001                 JUNE 30, 2000
                                 --------------------------    --------------------------
                                 AVERAGE            AVERAGE    AVERAGE            AVERAGE
                                 BALANCE             RATE      BALANCE             RATE
                                 -------             ----      -------             ----
Interest-bearing:
Money market accounts ......     $ 29,748            4.10%     $ 21,274            3.54%
NOW accounts ...............       25,185            1.93        25,585            2.48
Savings accounts ...........       74,288            2.43        73,387            2.52
Time deposits less than $100      183,194            5.73       177,178            5.58
Time deposits $100 or more .       31,763            5.58        31,279            5.88
                                 --------                      --------
  Total interest-bearing ...      344,178            4.58%      328,703            4.55%
Noninterest-bearing ........       39,824                        37,085
                                 --------                      --------
  Total deposits ...........     $384,002                      $365,788
                                 ========                      ========

Deposit gathering activities have benefitted from the recent stock market volatility. Consumers, not willing to accept the high risk of the stock market, began placing their money in traditional bank products. Our total deposits amounted to $398.7 million at June 30, 2001, an increase of $12.0 million from the end of the first quarter of 2001, and $20.0 million from year-end 2000. The growth was primarily due to increases in time deposits less than $100 and savings accounts. Time deposit less than $100 grew $10.5 million to $187.8 million at the close of the second quarter, from $177.3 million at December 31, 2000. Savings accounts totaled $81.0 million at June 30, 2001, an increase of $6.4 million from the end of 2000. In addition, noninterest-bearing deposits rose $2.1 million to $41.4 million at June 30, 2001, from $39.3 million at December 31, 2000.

For the six months ended June 30, 2001, total deposits averaged $384.0 million, an increase of $18.2 million or 5.0 percent compared to $365.8

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

million averaged for the same period of 2000. Average interest-bearing deposits rose $15.5 million and average noninterest-bearing deposits grew $2.7 million. Contributing primarily to the growth in average interest- bearing deposits were increases in average money market accounts of $8.5 million, time deposits less than $100 of $6.0 million and $0.9 million in savings accounts. Despite the decline in market rates, our cost of deposits for the first half of 2001 rose 3 basis points to 4.58 percent, from 4.55 percent for the same six months of last year. However, for the second quarter of 2001 we experienced a 23 basis point reduction in our cost of deposits to 4.47 percent, from 4.70 percent for the previous quarter. We anticipate our cost of deposits to decrease during the remainder of 2001. At June 30, 2001, there were approximately $50.1 million in time deposits scheduled to mature or reprice within three months. We anticipate that these certificates will renew at lower costs. In addition, at the end of the second quarter, the FOMC's position with regard to economic conditions remained weighted toward weakness. This position indicates further rate cuts are possible should economic weakness continue.

Volatile deposits, time deposits in denominations of $100 or more, equaled $31.5 million at June 30, 2001, a $2.2 million decline from $33.7 million at December 31, 2000. The decline was due to cyclical changes in deposit requirements of local area school districts. Due to the short-term structure of volatile deposits and significantly lower market rates, the average cost of these deposits fell 30 basis points to 5.58 percent for the six months ended June 30, 2001, compared to 5.88 percent for the same six months of last year. In addition, the average cost of these deposits for the second quarter of 2001 was
5.44 percent, 28 basis points lower than the 5.72 percent recorded for the first quarter.

Maturities of time deposits of $100 or more at June 30, 2001, and December 31, 2000, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                                     JUNE 30,     DECEMBER 31,
                                                                       2001           2000
                                                                       ----           ----
Within three months............................................      $16,748        $17,281
After three months but within six months.......................        5,927          3,357
After six months but within twelve months......................        3,531          5,761
After twelve months............................................        5,286          7,327
                                                                     -------        -------
  Total........................................................      $31,492        $33,726
                                                                     =======        =======

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

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Variable-rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows, assuming there is no change in the current interest rate environment.

INTEREST RATE SENSITIVITY

                                                 DUE AFTER     DUE AFTER
                                               THREE MONTHS     ONE YEAR
                                  DUE WITHIN    BUT WITHIN     BUT WITHIN    DUE AFTER
JUNE 30, 2001                    THREE MONTHS  TWELVE MONTHS   FIVE YEARS    FIVE YEARS      TOTAL
----------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities .......     $   5,239     $  13,095      $  41,616      $ 43,088     $ 103,038
Loans held for sale, net ....         1,873                                                    1,873
Loans, net of unearned income        89,737        19,678         81,957       102,133       293,505
Federal funds sold ..........        18,700                                                   18,700
                                  ---------     ---------      ---------      --------     ---------
  Total .....................     $ 115,549     $  32,773      $ 123,573      $145,221     $ 417,116
                                  =========     =========      =========      ========     =========

Rate sensitive liabilities:
Money market accounts .......                   $  29,947                                  $  29,947
NOW accounts ................                      27,040                                     27,040
Savings accounts ............                                  $  80,959                      80,959
Time deposits less than $100      $  33,393        76,826         76,915      $    708       187,842
Time deposits $100 or more ..        16,748         9,458          5,286                      31,492
                                  ---------     ---------      ---------      --------     ---------
  Total .....................     $  50,141     $ 143,271      $ 163,160      $    708     $ 357,280
                                  =========     =========      =========      ========     =========

Rate sensitivity gap:
  Period ....................     $  65,408     $(110,498)     $ (39,587)     $144,513
  Cumulative ................     $  65,408     $ (45,090)     $ (84,677)     $ 59,836     $  59,836

RSA/RSL ratio:
  Period ....................          2.30          0.23           0.76        205.11
  Cumulative ................          2.30          0.77           0.76          1.17          1.17

Our cumulative one-year RSA/RSL ratio remained the same at 0.77 at both June 30, and March 31, 2001, and falls within our asset/liability guidelines of 0.70 and
1.30. The amount of RSA maturing or repricing within one year increased $2.2 million to $148.3 million at June 30, 2001, from $146.1 million at the previous quarter-end, while the amount of RSL maturing or repricing within this time frame increased $4.4 million to $193.4 million from $189.0 million. The increase in RSA resulted from increases of $4.5 million in loans, net of unearned income, $1.8 million in loans held for sale and $0.9 million in investment securities, offset partially by a $5.0 million reduction in federal funds sold. Changes to RSL included increases of $6.7 million and $3.3 million in time deposits less than $100 and NOW accounts, partially offset by declines of $5.5 million and $0.1 million in money market accounts and time deposits $100 or more.

We experienced an increase in our three-month ratio to 2.30 at June 30, 2001, from 2.19 at the end of the previous quarter. The increase primarily resulted from a $4.3 million increase in the amount of RSA maturing or repricing within three months. Increases in loans, net of unearned income,

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

and loans held for sale, offset in part by the reduction in federal funds sold, contributed to this increase in the three-month ratio.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2001, produced results similar to those indicated by the one-year static gap position. Given parallel and instantaneous shifts in interest rates of plus 100 basis points and 200 basis points, net interest income should decrease by 2.6 percent and 5.6 percent. Conversely, similar declines in interest rates would result in increases in net interest income of 2.6 percent and 5.5 percent.

Financial institutions are affected differently by inflation than commercial and industrial companies that have significant investments in fixed assets and inventories. Most of our assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact inflation has on us, however we

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

believe that our exposure to inflation can be mitigated through asset/liability management.

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

Our liquidity position at June 30, 2001, although favorable, deteriorated slightly from March 31, 2001. The change primarily resulted from a reduction in the amount of federal funds sold outstanding at June 30, 2001 compared to the close of the first quarter. The net noncore funding dependence ratio and net short-term noncore funding dependence ratio best illustrate the change in our liquidity position. The net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short- term investments to long-term assets, was negative 1.5 percent at the end of the second quarter of 2001, compared to negative 2.5 percent at the previous quarter-end. In addition, the net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, equaled negative 2.9 percent at June 30, 2001, and negative 4.1 percent at March 31, 2001. We consider our liquidity position adequate to meet our present and future financial obligations and commitments. Management believes maintaining adequate volumes of short- term investments and remaining competitive in our deposit pricing will ensure sufficient liquidity to support future growth.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, decreased $7.3 million during the first six months of 2001. Net cash provided by operating activities totaled $1.2 million. Net income of $2,130 earned for the six months ended June 30, 2001, was the primary factor contributing to the net cash inflow.

Net cash used in investing activities totaled $27.7 million for the first half of 2001. Contributing primarily to the net cash outflow were purchases of investment securities totaling $44.6 million, partially offset by $12.7 million in repayments on investment securities and a $3.5 million net decline in lending activities. Other investing activities affecting cash included proceeds received from the sale of foreclosed assets totaling $0.9 million and purchases of premises and equipment totaling $0.2 million. For the six months ended June 30, 2001, net cash provided by financing activities totaled $19.2 million. The net cash inflow resulted primarily from a $20.0 million net increase in deposits.

CAPITAL ADEQUACY:

Stockholders' equity increased $1.6 million to $39.2 million at June 30, 2001, from $37.6 million at December 31, 2000. The increase resulted principally from net income of $2,130, offset partially by net cash dividends declared of $609. Stockholders' equity was also affected by the repurchase and retirement of 5,000 shares of common stock for $129 and a $169 positive change in other comprehensive income related entirely to unrealized gains on available-for-sale investment securities.

Dividends declared for the six months ended June 30, 2001, totaled $715 or $0.36 per share. For the same six months of 2000, dividends declared amounted to $680 or $0.34 per share. The dividend payout ratio was 33.6 for the first half of 2001 and 2000. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

Our dividend reinvestment plan allows stockholders to automatically reinvest their dividends in shares of our common stock. During the six months ended June 30, 2001, 3,935 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well- diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2001 and 2000. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at June 30, 2001 and 2000, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:

RISK-ADJUSTED CAPITAL

                                                                                                           MINIMUM TO BE WELL
                                                                                                           CAPITALIZED UNDER
                                                                            MINIMUM FOR CAPITAL            PROMPT CORRECTIVE
                                                     ACTUAL                  ADEQUACY PURPOSES             ACTION PROVISIONS
                                             -----------------------     -------------------------     -------------------------
JUNE 30,                                       2001          2000           2001           2000           2001           2000
--------                                       ----          ----           ----           ----           ----           ----
Basis for ratios:
Tier I capital to risk-adjusted assets:
  Consolidated .........................     $ 36,920      $ 33,635      $  10,193      $   9,675      $  15,289      $  14,513
  Community Bank .......................       35,128        32,368         10,139          9,618         15,209         14,427
Total capital to risk-adjusted assets:
  Consolidated .........................       40,108        36,664         20,385         19,351         25,481         24,189
  Community Bank .......................       38,300        35,379         20,279         19,237         25,348         24,046
Tier I capital to total average assets
 less goodwill:
  Consolidated .........................       36,920        33,635         16,968         16,212         21,210         20,265
  Community Bank .......................       35,128        32,368      $  16,912      $  16,135      $  21,140      $  20,169
Risk-adjusted assets:
  Consolidated .........................      240,166       226,912
  Community Bank .......................      238,836       225,482
Risk-adjusted off-balance sheet items:
  Consolidated .........................       14,648        14,975
  Community Bank .......................       14,648        14,975
Average assets for Leverage ratio:
  Consolidated .........................      424,192       405,303
  Community Bank .......................     $422,810      $403,384

Ratios:
Tier I capital as a percentage of
 risk-adjusted assets and off-balance
 sheet items:
  Consolidated .........................         14.5%         13.9%           4.0%           4.0%           6.0%           6.0%
  Community Bank .......................         13.9          13.5            4.0            4.0            6.0            6.0
Total of Tier I and Tier II capital as a
 percentage of risk-adjusted assets and
 off-balance sheet items:
  Consolidated .........................         15.7          15.2            8.0            8.0           10.0           10.0
  Community Bank .......................         15.1          14.7            8.0            8.0           10.0           10.0
Tier I capital as a percentage of total
 average assets less goodwill:
  Consolidated .........................          8.7           8.3            4.0            4.0            5.0            5.0
  Community Bank .......................          8.3%          8.0%           4.0%           4.0%           5.0%           5.0%

At June 30, 2001, our risk-based capital ratios improved in comparison to one year earlier. The Leverage ratio, Tier I capital divided by average total assets less intangible assets, improved to 8.7 percent at June 30, 2001, from 8.3 percent at June 30, 2000. At the close of the second

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



quarter for both 2001 and 2000, we exceeded all relevant regulatory capital measurements and were considered well capitalized. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following:

            -           a Tier I risk-based ratio of at least 6.0 percent,

            -           a total risk-based ratio of at least 10.0 percent, and

            -           a Leverage ratio of at least 5.0 percent.

REVIEW OF FINANCIAL PERFORMANCE:

For the three months and six months ended June 30, 2001, net income totaled $1,060 or $0.53 per share and $2,130 or $1.07 per share. For the comparable periods of 2000, net income was $970 or $0.48 per share and $2,030 or $1.01 per share. Higher net interest income and noninterest income contributed to the improvement in earnings. This improvement was partially offset by an increase in the provision for loan losses and greater noninterest expense. Return on average equity was 10.94 percent and 11.13 percent for the three months and six months ended June 30, 2001, compared to 11.10 percent and 11.61 percent for the same periods of 2000. For the three months and six months ended June 30, return on average assets was 0.98 percent and 1.01 percent for 2001, and 0.96 percent and
1.00 percent for 2000. We had other comprehensive income, related entirely to unrealized gains and losses on investment securities, of $169 for the six months ended June 30, 2001, compared to $109 for the same period of 2000.

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

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                           JUNE 30,                        JUNE 30,
                                         2001 VS. 2000                   2001 VS. 2000
                                      INCREASE (DECREASE)             INCREASE (DECREASE)
                                        ATTRIBUTABLE TO                 ATTRIBUTABLE TO
                                 ----------------------------     ----------------------------
                                 TOTAL                            TOTAL
                                 CHANGE      RATE      VOLUME     CHANGE      RATE      VOLUME
                                 ------      ----      ------     ------      ----      ------
Interest income:
Loans:
  Taxable ..................     $ 288      $ (64)     $ 352      $ 842      $  98      $ 744
  Tax-exempt ...............      (129)         3       (132)      (258)         2       (260)
Investments:
  Taxable ..................       (95)       (37)       (58)      (351)       (80)      (271)
  Tax-exempt ...............        62        (24)        86       (180)       (42)      (138)
Federal funds sold .........       219         (5)       224        514         (2)       516
                                 -----      -----      -----      -----      -----      -----
    Total interest income ..       345       (127)       472        567        (24)       591
                                 -----      -----      -----      -----      -----      -----
Interest expense:
Money market accounts ......       136         27        109        230         65        165
NOW accounts ...............       (42)       (39)        (3)       (75)       (70)        (5)
Savings accounts ...........       (25)       (55)        30        (25)       (38)        13
Time deposits less than $100       167         36        131        292        129        163
Time deposits $100 or more .       (53)       (47)        (6)       (36)       (51)        15
Short-term borrowings ......       (29)                  (29)       (97)                  (97)
Long-term debt .............        (1)        (2)         1         (1)         1         (2)
                                 -----      -----      -----      -----      -----      -----
    Total interest expense .       153        (80)       233        288         36        252
                                 -----      -----      -----      -----      -----      -----
    Net interest income ....     $ 192      $ (47)     $ 239      $ 279      $ (60)     $ 339
                                 =====      =====      =====      =====      =====      =====

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the six months ended June 30, 2001, tax-equivalent net interest income increased $279 to $7,901, from $7,622 for the six months of last year. The improvement entirely resulted from an increase in the volume of average earning assets over that of average interest-bearing liabilities. Total average earning assets increased $18.3 million to $403.8 million for the first six months of 2001, from $385.5 million for the same period of 2000. This resulted in an increase in total interest income of $591. Loans, net of unearned income and federal funds sold averaged $10.2 million and $20.9 million higher, while average investments declined $12.9 million. The increase in average loans and federal funds sold resulted in positive volume variances of $484 and $516, while the decline in average investments negatively affected interest income by $409. Interest-bearing liabilities averaged $344.2 million for the six months ended June 30, 2001, an increase of $12.3 million from $331.9 million averaged for the same period of 2000. This increase resulted in a negative impact to net interest income as total interest expense rose $252. The growth resulted primarily from increases of $8.5 million in average money market accounts and $6.0 million in average time deposits less than $100, partially offset by a $3.2 million reduction in average short-term borrowings. Total interest expense increased $165 and $163 due to the growth in average money market accounts and time deposits less than $100, but declined by $97 due to the reduction in short-term borrowings.

Partially mitigating the positive influence of volume changes on tax- equivalent net interest income was a negative rate variance of $60. The tax-equivalent yield on earning assets declined 6 basis points to 7.85 percent for the six months ended June 30, 2001, from 7.91 percent for the same six months of 2000, and caused a negative rate variance of $24. Primarily affecting the tax-equivalent yield on earning assets was a 24 basis point decline in the tax-equivalent yield on investments, which more than offset a 13 basis point increase in the tax-equivalent yield on loans. In addition, the cost of funds increased 2 basis points to 4.59 percent for the first half of 2001, from 4.57 percent for the same period last year. This rise in the cost of funds resulted in additional interest expense of $36. We experienced average rate increases of 15 basis points in time deposits less than $100 and 56 basis points in money market accounts. These rate increases were partially offset by declines of 55 basis points, 30 basis points and 9 basis points in NOW accounts, time deposits $100 or more and savings accounts.

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


For the three months ended June 30, 2001, tax-equivalent interest income improved $192 in comparison to the same three months of last year. The improvement was due to a favorable volume variance of $239, as total average earning assets grew $26.8 million, while interest-bearing liabilities rose $20.3 million. Contributing to the growth in average earning assets was a $5.7 million increase in average loans, net of unearned income and a $20.6 million increase in average federal funds sold. Similar to the explanation of the six month improvement, the growth in average interest-bearing liabilities resulted primarily from an $11.2 million increase in average money market accounts coupled with a $9.4 million increase in time deposits less than $100. Partially mitigating the positive effects of volume changes on net interest income was a negative rate variance of $47. The tax-equivalent yield on average earning assets decreased 20 basis points, which was partially offset by an 11 basis decline in the cost of funds. The tax-equivalent yield on average earning assets was 7.74 percent for the second quarter of 2001, compared to 7.94 percent for the same quarter last year. For the three months ended June 30, the cost of funds was 4.47 percent in 2001 and 4.58 percent in 2000.

Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin weakened slightly to 3.95 percent for the first half of 2001 from 3.98 percent for the same period of 2000. Due to the sluggish loan demand brought on by a weakened economy, excess funds from increases in deposits had to be directed into lower yielding instruments such as investment securities and federal funds sold. We believe following prudent pricing practices coupled with careful implementation of resources, will keep our net interest margin in check. However, no assurance can be given that net interest income will not be adversely affected should economic conditions deteriorate further.

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the six months ended June 30, 2001 and 2000, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                         JUNE 30, 2001                   JUNE 30, 2000
                                                ------------------------------  ------------------------------
                                                           INTEREST    AVERAGE             INTEREST    AVERAGE
                                                 AVERAGE   INCOME/    INTEREST   AVERAGE   INCOME/    INTEREST
                                                 BALANCE   EXPENSE      RATE     BALANCE   EXPENSE      RATE
                                                 -------   -------      ----     -------   -------      ----
ASSETS:
Earning assets:
Loans:
  Taxable.....................................  $288,680   $12,171      8.50%   $272,733   $11,329      8.35%
  Tax-exempt..................................     6,325       285      9.09      12,053       543      9.06
Investments:
  Taxable.....................................    56,171     1,570      5.64      65,535     1,921      5.89
  Tax-exempt..................................    30,618     1,158      7.63      34,131     1,338      7.88
Federal funds sold............................    21,974       543      4.98       1,070        29      5.45
                                                --------   -------              --------   -------
    Total earning assets......................   403,768    15,727      7.85%    385,522    15,160      7.91%
Less: allowance for loan losses...............     3,389                           3,563
Other assets..................................    25,493                          25,510
                                                --------                        --------
    Total assets..............................  $425,872                        $407,469
                                                ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts.........................  $ 29,748       605      4.10%   $ 21,274       375      3.54%
NOW accounts..................................    25,185       241      1.93      25,585       316      2.48
Savings accounts..............................    74,288       894      2.43      73,387       919      2.52
Time deposits less than $100..................   183,194     5,206      5.73     177,178     4,914      5.58
Time deposits $100 or more....................    31,763       879      5.58      31,279       915      5.88
Short-term borrowings.........................                                     3,183        97      6.13
Long-term debt................................        11         1      7.50          38         2      7.50
                                                --------   -------              --------   -------
    Total interest-bearing liabilities........   344,189     7,826      4.59%    331,924     7,538      4.57%
Noninterest-bearing deposits..................    39,824                          37,085
Other liabilities.............................     3,275                           3,304
Stockholders' equity..........................    38,584                          35,156
                                                --------                        --------
    Total liabilities and stockholders' equity  $425,872                        $407,469
                                                ========   -------              ========
    Net interest/income spread................             $ 7,901      3.26%              $ 7,622      3.34%
                                                           =======                         =======
    Net interest margin.......................                          3.95%                           3.98%
Tax equivalent adjustments:
Loans.........................................             $    97                         $   185
Investments...................................                 394                             455
                                                           -------                         -------
    Total adjustments.........................             $   491                         $   640
                                                           =======                         =======


Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $714 for the first half of 2001 and an unrealized holding loss of $1,399 for the first half of 2000 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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

For the first six months of 2001, the provision for loan losses totaled $360, an increase of $180 compared to $180 for the same six months of 2000. For the second quarter of 2001, the provision for loan losses was $180, an increase of $90 compared to the same quarter of 2000. We consider the provision to be appropriate according to our adequacy calculations of the allowance for loan losses account.

NONINTEREST INCOME:

For the first half of 2001, noninterest income totaled $1,353, an increase of $254 or 23.1 percent from $1,099 for the same period of 2000. Included in noninterest income for the first half of 2000 were gains on the sale of investment securities of $173. The majority of these gains resulted from the sale of equity securities of local financial institutions. Adjusting for these gains, noninterest income improved $427 or 46.1 percent over the prior year. Service charges, fees and commission rose $355 and net gains on the sale of mortgage loans increased $72.

For the second quarter, noninterest income totaled $770 in 2001 and $486 in 2000. This increase of $284 or 58.4 percent resulted primarily from a $233 rise in service charges, fees and commissions.

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

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

advertising, contractual services, insurance, including FDIC assessment, other taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

Major components of noninterest expense for the three months and six months ended June 30, 2001 and 2000, are summarized as follows:

NONINTEREST EXPENSES

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                              2001       2000       2001       2000
                                              ----       ----       ----       ----
Salaries and employee benefits expense:
Salaries and payroll taxes .............     $1,159     $1,101     $2,264     $2,194
Employee benefits ......................        208        199        392        385
                                             ------     ------     ------     ------
  Salaries and employee benefits expense      1,367      1,300      2,656      2,579
                                             ------     ------     ------     ------

Net occupancy and equipment expense:

Net occupancy expense ..................        210        175        411        368
Equipment expense ......................        265        224        477        422
                                             ------     ------     ------     ------
  Net occupancy and equipment expense ..        475        399        888        790
                                             ------     ------     ------     ------

Other noninterest expenses:
Marketing expense ......................        104         86        162        173
Other taxes ............................        100         54        196        138
Stationery and supplies ................        106        102        197        223
Contractual services ...................        324        286        605        558
Insurance including FDIC assessment ....         42         40         83         83
Other ..................................        459        434        810        784
                                             ------     ------     ------     ------
  Other noninterest expenses ...........      1,135      1,002      2,053      1,959
                                             ------     ------     ------     ------
    Total noninterest expense ..........     $2,977     $2,701     $5,597     $5,328
                                             ======     ======     ======     ======


For the six months ended June 30, 2001, noninterest expense totaled $5,597, an increase of $269 or 5.0 percent from $5,328 for the same six months of 2000. The increase was attributable to normal growth and was spread between all major expense categories. For the second quarter, noninterest expense equaled $2,977 in 2001 and $2,701 in 2000. Our efficiency ratio, noninterest expense less nonrecurring expenses as a percentage of net interest income and noninterest income less nonrecurring income, improved for the first six months of 2001, compared to the same period last year. This ratio was 63.9 percent in 2001 and
66.4 percent in 2000. However, our overhead ratio, noninterest expense as a percentage of total average assets, rose slightly to 2.7 percent for the first half of 2001, compared to 2.6 percent for the same period last year.

Salaries and employee benefits expense comprise the majority of our

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

noninterest expense. These expenses totaled $2,656 or 47.5 percent of noninterest expense for the six months ended June 30, 2001, and $2,579 or 48.4 percent for the same six months of 2000. The increase of $77 or 3.0 percent was due to merit increases related to employee performance appraisals. For the second quarter of 2001, employee-related expenses totaled $1,367, an increase of $67 compared to the second quarter of 2000.

For the first half of 2000, net occupancy and equipment expenses rose $98 to $888 from $790 for the same period last year. The increase was due to implementation of various technological enhancements. For the three months ended June 30, 2001 and 2000, net occupancy and equipment expenses amounted to $475 and $399, an increase of $76.

Other expenses amounted to $2,053 for the six months ended June 30, 2001, and increase of $94 or 4.8 percent from $1,959 for the same six months of the prior year. For the quarter ended June 30, other expenses totaled $1,135 in 2001 and $1,002 in 2000. The increase in other expenses resulted primarily from increases in state shares tax and contractual services.

Recently, the Federal Deposit Insurance Corporation ("FDIC") decided to retain the existing Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") assessment schedules of 0 to 27 basis points per year for the second semiannual assessment period of 2001. According to FDIC statistics:

            - 92.7 percent of all BIF-member institutions and 88.8 percent of SAIF-member institutions are estimated to be listed in the lowest risk category, thus paying no premiums,

            - Only 0.1 percent of SAIF-member institutions and 0.0 percent of BIF-member institutions are estimated to be in the highest risk category, paying a premium of 27 cents per 100 dollars in deposits,

            - The average annual assessment rate is projected to be 13 cents per 100 dollars for BIF-member institutions and 42 cents per 100 dollars for SAIF-member institutions,

            - The FDIC-approved rate schedules are expected to maintain the reserve ratios for both the BIF and SAIF above the Congressional mandated 1.25 percent through year-end 2001,

            - At December 31, 2000, the BIF reserve ratio was 1.35 percent and the SAIF reserve ratio was 1.43 percent, and

            - There will continue to be a separate levy assessed on all FDIC-insured institutions to bear the cost of bonds sold by the Finance Corporation ("FICO") between 1987 and 1989 in support of the former Federal Savings and Loan Insurance Corporation. As of January 1, 2000, all institutions are assessed the same rate by FICO, as provided for in the Deposit Insurance Funds Act of 1996.

COMM BANCORP, INC.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

We were included in the 92.7 percent of all BIF-member institutions classified in the well capitalized supervisory risk subgroup at June 30, 2001. Accordingly, we will be exempt from paying a BIF assessment for the second half of 2001. However, along with all banks, we continue to be assessed quarterly for assistance in interest payments on FICO bonds used to capitalize the SAIF. Our assessments totaled $35 and $37 for the six months ended June 30, 2001 and 2000.

INCOME TAXES:

Income tax expense totaled $676 for the six months ended June 30, 2001, and resulted in an effective tax rate of 24.1 percent. For the same period of 2000, income tax expense was $543 with an effective tax rate of 21.1 percent. The increase in the effective tax rate resulted from lower amounts of tax-exempt income. Our effective tax rate is more favorable in comparison to that of our peer group. For the first six months of 2001 and 2000, the peer group posted effective tax rates of 26.6 percent and 27.6 percent. We expect our effective tax rate to improve for the remainder of 2001 by placing greater emphasis on income from tax-exempt investments and loans as well as through the utilization of investment tax credits available through our investment in a residential housing program for elderly and low- to moderate-income families.

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

COMM BANCORP, INC.
OTHER INFORMATION

PART II.  Other Information

ITEM 1. LEGAL PROCEEDINGS

          NONE

ITEM 2. CHANGES IN SECURITIES

          NONE

ITEM 3. DEFAULTS OF SENIOR SECURITIES

          NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AT THE COMPANY'S ANNUAL MEETING OF STOCKHOLDERS HELD ON JUNE 8, 2001, FOR WHICH PROXIES WERE SOLICITED PURSUANT TO SECTION 14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, THE FOLLOWING MATTERS WERE VOTED UPON BY THE STOCKHOLDERS.

     1. To elect thirteen directors to serve for a one-year term and until their successors are duly elected and qualified.

     All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

          Nominee                             For              Against
          -------                        -------------       -----------
          David L. Baker ...........     1,581,302.891        82,046.797
          Thomas M. Chesnick .......     1,582,024.688        81,325.000
          William B. Farber, Sr. ...     1,557,659.498       105,690.190
          Judd B. Fitze ............     1,582,024.688        81,325.000
          John P. Kameen ...........     1,581,254.688        82,095.000
          William A. Kerl ..........     1,558,021.030       105,328.658
          Erwin T. Kost ............     1,581,424.688        81,925.000
          William B. Lopatofsky ....     1,582,024.688        81,325.000
          Robert A. Mazzoni ........     1,579,924.688        83,425.000
          J. Robert McDonnell ......     1,569,921.030        93,428.658
          Joseph P. Moore, III .....     1,567,924.688        95,425.000
          Theodore W. Porosky ......     1,558,024.688       105,325.000
          Eric G. Stephens .........     1,663,349.688             0.000

     2. To ratify the selection of Kronick, Kalada, Berdy & Co. of Kingston, Pennsylvania, Certified Public Accountants, as the independent auditors for the year ending December 31, 2001. The votes cast on this matter were as follows:

                       For                                             Against
                  -------------                                      ----------
                  1,593,366.206                                      87,565.311

COMM BANCORP, INC.
OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

                    NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits:

                    None

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

                                       Registrant, Comm Bancorp, Inc.



Date: August 10, 2001                  /s/William F. Farber, Sr.
     -------------------------         -----------------------------------
                                       William F. Farber, Sr.
                                       Chief Executive Officer



Date: August 10, 2001                  /s/ Scott A. Seasock
     -------------------------         ----------------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)



Date: August 10, 2001                  /s/ Stephanie A. Ganz
     -------------------------         ----------------------------------
                                       Stephanie A. Ganz
                                       Vice President of Finance
                                       (Principal Accounting Officer)