Form 10-Q
period 2001-09-30
COMM BANCORP INC
filed 2001-11-13
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number          0-17455

                               COMM BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                                 23-2242292
(State or other jurisdiction of incorporation                   (I.R.S. Employer Identification Number)
or organization)

  125 N. STATE STREET, CLARKS SUMMIT, PA                                      18411
 (Address of principal executive offices)                                   (Zip Code)

                                 (570) 586-0377
              (Registrant's telephone number, including area code)


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

Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,981,926 at October 31, 2001.

                                  Page 1 of 65
                            Exhibit Index on Page 45

                               COMM BANCORP, INC.
                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                      INDEX

CONTENTS                                                         PAGE NO.
--------                                                         --------
PART I.  FINANCIAL INFORMATION:

 Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months and Nine Months Ended September 30,
          2001 and 2000..........................................      3
     Consolidated Balance Sheets - September 30, 2001 and
      December 31, 2000..........................................      4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Nine Months Ended September 30, 2001...............      5
     Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2001 and 2000..........................      6
     Notes to Consolidated Financial Statements..................      7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      9

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................      *

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................     43

  Item 2: Changes in Securities and Use of Proceeds..............     43
  Item 3: Defaults Upon Senior Securities........................     43

  Item 4: Submission of Matters to a Vote of Security Holders....     43

  Item 5: Other Information......................................     43

  Item 6: Exhibits and Reports on Form 8-K.......................     43

  SIGNATURES.....................................................     44

  Exhibit Index..................................................     45

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                           2001            2000          2001           2000
                                                                       -----------     -----------    -----------    -----------
INTEREST INCOME:
Interest and fees on loans:
  Taxable .........................................................    $     6,162     $     6,066    $    18,333    $    17,395
  Tax-exempt ......................................................            124             147            312            505
Interest and dividends on investment securities available-for-sale:

  Taxable .........................................................            916             821          2,424          2,678
  Tax-exempt ......................................................            484             392          1,248          1,275
  Dividends .......................................................             31              32             93             96
Interest on federal funds sold ....................................            153              12            696             41
                                                                       -----------     -----------    -----------    -----------
    Total interest income .........................................          7,870           7,470         23,106         21,990
                                                                       -----------     -----------    -----------    -----------
INTEREST EXPENSE:

Interest on deposits ..............................................          3,796           3,690         11,621         11,129
Interest on short-term borrowings .................................                             53                           150
Interest on long-term debt ........................................                                             1              2
                                                                       -----------     -----------    -----------    -----------
    Total interest expense ........................................          3,796           3,743         11,622         11,281
                                                                       -----------     -----------    -----------    -----------
    Net interest income ...........................................          4,074           3,727         11,484         10,709
Provision for loan losses .........................................            180             120            540            300
                                                                       -----------     -----------    -----------    -----------
    Net interest income after provision for loan losses ...........          3,894           3,607         10,944         10,409
                                                                       -----------     -----------    -----------    -----------
NONINTEREST INCOME:

Service charges, fees and commissions .............................            598             579          1,878          1,504
Net gains on sale of loans ........................................            156               4            229              5
Net gains on sale of investment securities ........................                                                          173
                                                                       -----------     -----------    -----------    -----------
    Total noninterest income ......................................            754             583          2,107          1,682
                                                                       -----------     -----------    -----------    -----------
NONINTEREST EXPENSE:

Salaries and employee benefits expense ............................          1,446           1,337          4,102          3,916
Net occupancy and equipment expense ...............................            409             424          1,297          1,214
Other expenses ....................................................          1,200             976          3,253          2,935
                                                                       -----------     -----------    -----------    -----------
    Total noninterest expense .....................................          3,055           2,737          8,652          8,065
                                                                       -----------     -----------    -----------    -----------
Income before income taxes ........................................          1,593           1,453          4,399          4,026
Provision for income tax expense ..................................            363             293          1,039            836
                                                                       -----------     -----------    -----------    -----------
    Net income ....................................................          1,230           1,160          3,360          3,190
                                                                       -----------     -----------    -----------    -----------
OTHER COMPREHENSIVE INCOME:

Unrealized gains on investment securities available-for-sale ......          1,256             741          1,512          1,079
Reclassification adjustment for gains included in net income ......                                                         (173)
Income tax expense related to other comprehensive income ..........            426             252            513            308
                                                                       -----------     -----------    -----------    -----------
    Other comprehensive income, net of income taxes ...............            830             489            999            598
                                                                       -----------     -----------    -----------    -----------
    Comprehensive income ..........................................    $     2,060     $     1,649    $     4,359    $     3,788
                                                                       ===========     ===========    ===========    ===========

PER SHARE DATA:

Net income ........................................................    $      0.62     $      0.59    $      1.69    $      1.60
Cash dividends declared ...........................................    $      0.19     $      0.18    $      0.55    $      0.52
Average common shares outstanding .................................      1,985,726       1,989,025      1,985,682      1,998,995



See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                    2001            2000
                                                                                  --------        --------
ASSETS:
Cash and due from banks ..................................................        $  9,501        $ 11,919
Federal funds sold .......................................................           1,000          25,500
Investment securities available-for-sale .................................         115,451          71,246
Loans held for sale, net .................................................             965              62
Loans, net of unearned income ............................................         315,590         297,530
  Less: allowance for loan losses ........................................           3,410           3,285
                                                                                  --------        --------
Net loans ................................................................         312,180         294,245
Premises and equipment, net ..............................................           9,534           9,708
Accrued interest receivable ..............................................           2,608           2,014
Other assets .............................................................           4,309           5,046
                                                                                  --------        --------
    Total assets .........................................................        $455,548        $419,740
                                                                                  ========        ========

LIABILITIES:
Deposits:

  Noninterest-bearing ....................................................        $ 43,744        $ 39,263
  Interest-bearing .......................................................         366,969         339,458
                                                                                  --------        --------
    Total deposits .......................................................         410,713         378,721
Long-term debt ...........................................................                              36
Accrued interest payable .................................................           2,246           2,014
Other liabilities ........................................................           1,783           1,351
                                                                                  --------        --------
    Total liabilities ....................................................         414,742         382,122
                                                                                  --------        --------

STOCKHOLDERS' EQUITY:

Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding: September 30, 2001, 1,982,091 shares; December 31, 2000,
  1,985,399 shares .......................................................             654             655
Capital surplus ..........................................................           6,369           6,244
Retained earnings ........................................................          32,375          30,310
Accumulated other comprehensive income ...................................           1,408             409
                                                                                  --------        --------
    Total stockholders' equity ...........................................          40,806          37,618
                                                                                  --------        --------
    Total liabilities and stockholders' equity ...........................        $455,548        $419,740
                                                                                  ========        ========



See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  ACCUMULATED
                                                                                        OTHER          TOTAL
                                                 COMMON   CAPITAL   RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS           INCOME         EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000.......................  $655    $6,244    $30,310           $  409        $37,618
Net income.......................................                      3,360                           3,360
Dividends declared: $0.55 per share..............                     (1,093)                         (1,093)
Dividend reinvestment plan: 5,536 shares issued..     2       152                                        154
Repurchase and retirement: 8,844 shares..........    (3)      (27)      (202)                           (232)
Net change in other comprehensive income.........                                         999            999
                                                   ----    ------    -------           ------        -------
BALANCE, SEPTEMBER 30, 2001......................  $654    $6,369    $32,375           $1,408        $40,806
                                                   ====    ======    =======           ======        =======



See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30,                                               2001             2000
                                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................................        $  3,360         $  3,190
Adjustments:
  Provision for loan losses ........................................             540              300
  Depreciation, amortization and accretion .........................           1,546            1,355
  Amortization of loan fees ........................................             (80)             (75)
  Deferred income tax expense ......................................              45              127
  Gains on sale of investment securities available-for-sale ........                             (173)
  Losses (gains) on sale of foreclosed assets ......................             (51)              57
  Changes in:
    Loans held for sale, net .......................................            (903)
    Accrued interest receivable ....................................            (594)             (50)
    Other assets ...................................................            (203)            (260)
    Accrued interest payable .......................................             232              190
    Other liabilities ..............................................             (82)             211
                                                                            --------         --------
      Net cash provided by operating activities ....................           3,810            4,872
                                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investment securities available-for-sale .....                            5,304
Proceeds from repayments of investment securities available-for-sale          19,112           17,607
Purchases of investment securities available-for-sale ..............         (62,343)          (2,298)
Proceeds from sale of foreclosed assets ............................             969              251
Net increase in lending activities .................................         (18,803)         (16,163)
Purchases of premises and equipment ................................            (469)            (873)
                                                                            --------         --------
      Net cash provided by (used in) investing activities ..........         (61,534)           3,828
                                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts ......          25,048           (4,025)
  Time deposits ....................................................           6,944            5,943
  Short-term borrowings ............................................                           (5,500)
Payments on long-term debt .........................................             (36)              (2)
Proceeds from issuance of common shares ............................             154              163
Repurchase and retirement of common shares .........................            (232)          (2,021)
Cash dividends paid ................................................          (1,072)          (1,006)
                                                                            --------         --------
      Net cash provided by (used in) financing activities ..........          30,806           (6,448)
                                                                            --------         --------
      Net increase (decrease) in cash and cash equivalents .........         (26,918)           2,252
      Cash and cash equivalents at beginning of year ...............          37,419           10,991
                                                                            --------         --------
      Cash and cash equivalents at end of period ...................        $ 10,501         $ 13,243
                                                                            ========         ========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest .........................................................        $ 11,390         $ 11,091
  Income taxes .....................................................             923              771
Noncash items:
  Transfer of loans to foreclosed assets ...........................             408              597
  Unrealized gains on investment securities available-for-sale .....        $   (999)        $   (598)



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

2. ASSET RETIREMENT OBLIGATIONS:

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Companies." SFAS No. 143 applies to all entities and addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operations of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this Statement on January 1, 2003, is not expected to have a material effect on operating results or financial position of the Company.

COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS:

On August 31, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets." This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this Statement on January 1, 2002, is not expected to have a material effect on operating results or financial position of the Company.

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

OPERATING ENVIRONMENT:

At the beginning of the third quarter of 2001 the United States economy was poised on the brink of recession. Corporate profits slid, as did business investment. Companies began trying to shore up losses by cutting employment. The resulting stock market volatility eroded consumer wealth and, in turn, confidence. On September 11, 2001, the above trends escalated with the terrorist attacks on the World Trade Center and Pentagon. Financial markets came to a brief halt, the airline, hotel and tourism industries took substantial losses, layoffs accelerated and consumer spending dropped. As a result, the gross domestic product ("GDP"), the value of all goods and services produced in the United States, fell 0.4 percent, the first decline since the first quarter of 1993. Prior to the attacks, in another effort to spur an ailing economy, the FOMC lowered the fed funds rate 25 basis points on August 22, 2001. Subsequent to the attacks, FOMC actions have been more pronounced in trying to turn around an economy that is now in recession. In response to the uncertainty caused by the terrorist attacks, the FOMC again lowered the federal funds rate, this time by 50 basis points, which brought this rate to 3.00 percent at the end of the third quarter. However, two further 50 basis point actions occurred subsequent to the end of the third quarter, one on October 2, 2001, and

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

another on November 6, 2001. The federal funds rate is now at 2.00 percent, the lowest rate since the Kennedy Administration in 1962. And still the United States economy is stuck in a state of uncertainty and the FOMC position remains biased towards weakness. Economists expect another rate reduction by year-end.

REVIEW OF FINANCIAL POSITION:

Waning confidence in a currently unstable stock market has caused consumers to once again return to the safeness of banks. As a result, we have experienced a boost in liquidity due to an influx of deposits. Total deposits grew $32.0 million to $410.7 million at September 30, 2001, from $378.7 million at December 31, 2000. As the growth in deposits thrived, loan demand subsided. Our loans, net of unearned income, totaled $315.6 million at the end of the third quarter of 2001. However, included in loans, net of unearned income, was a $15.0 million short-term loan to a financial institution. Adjusting for this loan, loans, net of unearned income, rose only $3.1 million from $297.5 million at the close of 2000. Federal funds sold equaled $1.0 million at September 30, 2001, compared to $25.5 million at December 31, 2000. The majority of the excess liquidity was invested in U.S. Government agency mortgage-backed securities and obligations of states and municipalities. As a result, the investment portfolio grew $44.3 million to $115.5 million at the close of the third quarter of 2001, from $71.2 million at the end of last year. Overall, total assets increased $35.8 million to $455.5 million at September 30, 2001, from $419.7 million at the end of 2000. Stockholders' equity increased $3.2 million from $37.6 million at the end of 2000. Net income of $3,360 was the primary factor contributing to the capital improvement. Other comprehensive income of $999, net cash dividends declared of $939 and common stock repurchases of $232 also affected stockholders' equity. Asset quality deteriorated slightly from year-end 2000 as evidenced by an $860 increase in nonperforming assets.

In comparison to the end of the previous quarter of 2001, we experienced a $13.9 million or 12.5 percent annualized increase in total assets in the third quarter of 2001. Deposits grew $12.0 million, investments increased $12.5 million, and loans, net of unearned income, improved $7.1 million, adjusting for the aforementioned $15.0 million short-term loan. Stockholders' equity strengthened by $1.6 million during the third quarter.

During the third quarter we continued the objective of establishing long-term strategic goals for our Company. In cooperation with an outside consulting firm, we began the formation of a strategic plan and the development of a profit enhancement program. The strategic plan focuses on understanding market demographics and core competencies, identifying diversification opportunities and determining necessary marketing activities in order to create a vision for the future, increase market

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

share and build shareholder value. The profit enhancement program involves identifying, quantifying and implementing potential profit opportunities within the Company. We anticipate the completion of the strategic plan by the end of 2001. The profit enhancement program is designed to be ongoing.

INVESTMENT PORTFOLIO:

During the first nine months of 2001, the FOMC lowered the federal funds rate 350 basis points in eight steps in response to the abrupt halt in economic growth and the threat of continued weakness in the economy. Short-term interest rates were significantly impacted by monetary policy, however as the curve lengthened the impact was less severe. The two-year Treasury declined dramatically, 199 basis points from 5.11 percent at year-end 2000 to 3.12 percent at the close of the third quarter of 2001. The ten-year U.S. Treasury, which actually rose 16 basis in the first six months of the year, finally fell 39 basis point in the third quarter to 4.73 percent. The market value of our investment portfolio is impacted by changes in the yield curve. Specifically, our holdings of mortgage-backed securities are closely related to the two-year U.S. Treasury yield, while our municipal obligations correlate to the ten-year U.S. Treasury yield. The decline in the two-year and ten-year U.S. Treasury rates resulted in a significant positive change in the market value of our investment portfolio. With respect to our holdings of mortgage-backed securities, a $236 unrealized holding loss at December 31, 2000, converted to an unrealized gain of $771 at the end of the third quarter. The unrealized gain on our municipal obligations increased $426 to $1,218 at September 30, 2001, from $792 at the end of 2000. Overall, we experienced an improvement of $999, net of income taxes of $513, in the net unrealized holding gain on available-for-sale investment securities.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 2001, and December 31, 2000, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                      SEPTEMBER 30,                DECEMBER 31,
                                           2001                        2000
                                  AMOUNT           %           AMOUNT           %
                                  -------        -----         -------        -----
U.S. Treasury securities .                                     $ 3,001         4.21%
U.S. Government agencies .        $ 1,077         0.93%          1,025         1.44
State and municipals .....         42,023        36.40          20,075        28.18
Mortgage-backed securities         70,407        60.99          45,269        63.54
Equity securities ........          1,944         1.68           1,876         2.63
                                  -------        -----         -------        -----
  Total ..................       $115,451       100.00%        $71,246       100.00%
                                  =======        =====         =======        =====

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our investment portfolio grew $44.3 million or 62.2 percent to $115.5 million at September 30, 2001, from $71.2 million at December 31, 2000. From the end of the previous quarter, investments grew $12.5 million. Investment securities played an increasing role in our earning asset mix as a result of the slower demand for loans. At September 30, 2001, investment securities equaled 26.7 percent of earning assets, compared to 24.7 percent at the end of the previous quarter and
18.1 percent at December 31, 2000. Investment securities averaged $93.3 million for the nine months ended September 30, 2001, compared to $96.3 million for the same nine months of last year. However, the change in emphasis can be seen when comparing the third quarters, investment securities averaged $106.1 million in 2001, compared to $89.6 million in 2000. As a result of the lower interest rate environment, the tax-equivalent yield on the investment portfolio dropped 21 basis points to 6.32 percent for the nine months ended September 30, 2001, from
6.53 percent for the same period last year. For the third quarter of 2001, the tax-equivalent yield was 6.28 percent, 10 basis points lower compared to 6.38 percent for the previous quarter.

During the nine months ended September 30, 2000, we sold state and municipal obligations having an amortized cost of $5.1 million and equity holdings of local financial institutions having an amortized cost of $63. We realized gains of $173 on the sale of these securities. No securities were sold during the nine months ended September 30, 2001.

In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. The total return on the investment portfolio decreased slightly for the twelve months ended September 30, 2001, to 8.8 percent, compared to 9.0 percent for the twelve months ended June 30, 2001.

The maturity distribution of the amortized cost, fair value and weighted-average, tax-equivalent yield of the available-for-sale portfolio at September 30, 2001, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, Collateralized Mortgage Obligations ("CMOs") and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                               ------------------------------------------------------------------------------
SEPTEMBER 30, 2001             AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
-------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Government agencies.....                 $ 1,007   6.20%                                 $  1,007   6.20%
State and municipals......... $   855   6.47%     995   6.66  $ 7,266   7.79% $31,689   7.55%   40,805   7.55
Mortgage-backed securities...  18,580   5.94   43,560   5.40    7,441   5.97       55   6.71    69,636   5.61
Equity securities............                                                   1,871   6.66     1,871   6.66
                              -------         -------         -------         -------         --------
  Total...................... $19,435   5.96% $45,562   5.45% $14,707   6.87% $33,615   7.50% $113,319   6.33%
                              =======         =======         =======         =======         ========

Fair value:
U.S. Government agencies.....                 $ 1,077                                         $  1,077
State and municipals......... $   864           1,015         $ 7,708         $32,436           42,023
Mortgage-backed securities...  18,827          44,094           7,431              55           70,407
Equity securities............                                                   1,944            1,944
                              -------         -------         -------         -------         --------
  Total...................... $19,691         $46,186         $15,139         $34,435         $115,451
                              =======         =======         =======         =======         ========

LOAN PORTFOLIO:

Loans to finance one-to-four family residential properties account for over half of our total lending activities. Accordingly, the housing market and the economic conditions affecting it significantly impact our lending activities. Amid a year-long slump in our Nation's economy, the housing market, aided by low interest rates, continued to be the one source of stability. However, since the attacks on the World Trade Center and Pentagon, further declines in consumer confidence, job layoffs and the declining stock market are beginning to undermine the strength of this sector. Although the average annual rates of both new and existing home sales for the trailing twelve months exceeded the rates for the same period of 2000, they fell considerably in September from the previous month. The rate of new home sales in September 2001 was 845 thousand, a decline of 5.9 percent compared to a rate of 898 thousand in August. Similarly the rate of existing home sales fell 8.2 percent to 5.05 million in September from 5.50 million in the previous month. Although the number of housing starts in the last month of the third quarter were up, the number of permits dropped from 1.57 million in August to 1.52 million in September.

The prime rate fell an additional 75 basis points in the third quarter of 2001, from 6.75 percent at June 30, 2001, to 6.00 percent at September 30, 2001. Year-to-date, the prime rate dropped 350 basis points. However, lowering the prime rate did little to boost loan demand. Loan activity,

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

similar to the previous quarter, remained soft for all banks in the United States, as business investment plummeted another 11.6 percent in the third quarter of 2001. This halt in business spending, caused a $15.2 billion decline in commercial loans at all commercial banks to $1,064.2 billion at September 30, 2001, from $1,079.4 billion at June 30, 2001.

The composition of our loan portfolio at September 30, 2001, and December 31, 2000, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                 SEPTEMBER 30,           DECEMBER 31,
                                                     2001                    2000
                                               AMOUNT       %         AMOUNT       %
---------------------------------------------------------------------------------------
Commercial, financial and others............ $ 73,106     23.16%    $ 49,476     16.63%
Real estate:
  Construction..............................    4,329      1.37        3,546      1.19
  Mortgage..................................  199,060     63.08      205,771     69.16
Consumer, net...............................   37,901     12.01       37,800     12.70
Lease financing, net........................    1,194      0.38          937      0.32
                                             --------    ------     --------    ------
  Loans, net of unearned income.............  315,590    100.00%     297,530    100.00%
                                                         ======                 ======
Less: allowance for loan losses.............    3,410                  3,285
                                             --------               --------
    Net loans............................... $312,180               $294,245
                                             ========               ========

Loans, net of unearned income increased $18.1 million to $315.6 million at September 30, 2001, from $297.5 million at the end of 2000. Included in loans at the end of the third quarter was a $15.0 million short-term loan to a financial institution. Adjusting for this loan, loans, net of unearned income, grew $3.1 million. Commercial loans, including commercial real estate loans and lease financing, increased $9.4 million to $111.5 million at September 30, 2001, from $102.1 million at the end of 2000. Conversely, residential real estate loans, including construction loans, declined $6.4 million to $151.2 million at the end of the third quarter of 2001, from $157.6 million at year-end 2000. Consumer loans remained relatively unchanged at $37.9 million and $37.8 million at September 30, 2001 and December 31, 2000. For the nine months ended September 30, 2001, loans averaged $297.1 million, an increase of $10.4 million compared to $286.7 million averaged for the same nine months of 2000. Despite the decline in interest rates, the tax-equivalent yield on the loan portfolio for the nine months ended September 30 was unchanged at 8.46 percent in 2001 and 2000. However, in comparison to the previous quarter, the tax-equivalent yield fell 7 basis points to 8.36 percent in the third quarter of 2001 from 8.43 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average rate of a 30-year conventional mortgage fell 34 basis points to 6.82 percent at September 30, 2001, from 7.16 at the end of the second quarter, making the total decline from year-end 2000 a dramatic 109 basis points. As a result, mortgage refinancing activity picked up significantly. For the nine months ended September 30, 2001, 292 mortgage loans with an approximate volume of $27.8 million refinanced, more than half of which refinanced during the third quarter.

We continually examine the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 42.2 percent of the lending portfolio is expected to reprice within the next twelve months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in attempting to reduce IRR in the loan portfolio.

The maturity and repricing information of the loan portfolio by major classification at September 30, 2001, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                       WITHIN     BUT WITHIN       AFTER
SEPTEMBER 30, 2001                    ONE YEAR    FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $ 44,223       $15,398       $ 13,485    $ 73,106
Real estate:
  Construction.......................    4,329                                    4,329
  Mortgage...........................   22,921        60,988        115,151     199,060
Consumer, net........................   13,494        20,631          3,776      37,901
Lease financing, net.................      437           757                      1,194
                                      --------       -------       --------    --------
    Total............................ $ 85,404       $97,774       $132,412    $315,590
                                      ========       =======       ========    ========

Repricing schedule:
Predetermined interest rates......... $ 49,896       $81,303       $101,023    $232,222
Floating or adjustable interest rates   83,368                                   83,368
                                      --------       -------       --------    --------
    Total............................ $133,264       $81,303       $101,023    $315,590
                                      ========       =======       ========    ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at September 30, 2001 and 2000, are summarized as follows:

SEPTEMBER 30,                                           2001     2000
---------------------------------------------------------------------
United States..........................................  4.9%     3.9%
Pennsylvania...........................................  4.5      4.1
Lackawanna county......................................  5.8      3.7
Susquehanna county.....................................  7.2      4.0
Wayne county...........................................  4.3      4.5
Wyoming county.........................................  4.1%     3.8%

The slowing economy and threat of recession has caused the demand for labor to weaken during the first nine months of 2001. Much of the weakness occurred in the manufacturing sector, as businesses sought to reduce inventory overruns and compensate for sluggish demand by laying off workers. In addition, the September 11, 2001, attacks caused the weakening to spill over into the service sector, as the hotel, tourism and airline industries responded to the sharp decline in demand for their services by cutting employees. As a result, the national, state and the majority of unemployment rates in our local market area rose in comparison to last year. The United States unemployment rate increased to 4.9 percent at September 30, 2001, compared to 3.9 percent one year earlier. Similarly, the unemployment rate for the Commonwealth of Pennsylvania rose to
4.5 percent from 4.1 percent. Furthermore, the unemployment rates for three of the four counties in our market area also rose. Susquehanna and Lackawanna Counties saw the greatest deterioration to 7.2 percent and 5.8 percent at September 30, 2001, compared to 4.0 percent and 3.7 percent one year ago.

Given the weakened economic conditions, our asset quality deteriorated from year-end 2000. Nonperforming assets totaled $4,884 at September 30, 2001, an increase of $860 from $4,024 at December 31, 2000. Increases in nonaccrual loans primarily caused the deterioration. As a percentage of loans, net of unearned income, nonperforming assets equaled 1.55 percent at the end of the third quarter of 2001 and 1.35 percent at the end of 2000. Nonperforming assets increased $304 in comparison to the previous quarter-end. Reductions in nonaccrual loans and foreclosed assets were more than offset by an increase in accruing loans past due 90 days or more.

Nonaccrual loans totaled $2,771 at September 30, 2001, compared to $1,684 at December 31, 2000. The $1,087 increase resulted primarily from a rise in the amount of mortgage loans placed on nonaccrual status. The amount of

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

loans past due 90 days or more and still accruing rose $407, while foreclosed assets declined $510 from year-end 2000. Continued deterioration of economic conditions in our local market area could hinder borrowers' abilities to make timely loan payments, which may result in further asset quality deterioration. The ratio of nonperforming loans as a percentage of loans, net of unearned income, increased to 1.27 percent at September 30, 2001, compared to 0.88 percent at the end of 2000. Our peer group also experienced deterioration in asset quality, as evidenced by a similar increase in this ratio. This ratio for our peer group equaled 0.75 percent at September 30, 2001, compared to 0.65 percent at December 31, 2000.

Information concerning nonperforming assets at September 30, 2001, and December 31, 2000, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           2001           2000
                                                          ------         ------
NONACCRUAL LOANS:
Commercial, financial and others .................        $  342         $  141
Real estate:
  Construction ...................................
  Mortgage .......................................         2,376          1,469
Consumer, net ....................................            53             74
Lease financing, net .............................
                                                          ------         ------
    Total nonaccrual loans .......................         2,771          1,684
                                                          ------         ------
Restructured loans ...............................                          124
                                                          ------         ------
    Total impaired loans .........................         2,771          1,808
                                                          ------         ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:

Commercial, financial and others .................           358             23
Real estate:
  Construction ...................................
  Mortgage .......................................           626            449
Consumer, net ....................................           248            353
Lease financing, net .............................
                                                          ------         ------
    Total accruing loans past due 90 days or more          1,232            825
                                                          ------         ------
    Total nonperforming loans ....................         4,003          2,633
                                                          ------         ------
Foreclosed assets ................................           881          1,391
                                                          ------         ------
    Total nonperforming assets ...................        $4,884         $4,024
                                                          ======         ======

Ratios:
Impaired loans as a percentage of loans, net .....          0.88%          0.61%
Nonperforming loans as a percentage of loans, net           1.27           0.88
Nonperforming assets as a percentage of loans, net          1.55%          1.35%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information relating to the recorded investment in impaired loans at September 30, 2001 and December 31, 2000, is summarized as follows:

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 2001          2000
---------------------------------------------------------------------------------------
Impaired loans:
With a related allowance....................................... $2,771           $1,684
With no related allowance......................................                     124
                                                                ------           ------
  Total........................................................ $2,771           $1,808
                                                                ======           ======

Impaired loans at December 31, 2000,included a $124 restructured loan to one commercial customer. This loan is now performing according to its original terms and has been removed from nonperforming status.

The analysis of changes affecting the allowance for loan losses related to impaired loans at September 30, 2001,is summarized as follows:

                                                                           SEPTEMBER 30,
                                                                                 2001
---------------------------------------------------------------------------------------
Balance at January 1.............................................................. $405
Provision for loan losses.........................................................  221
Loans charged-off.................................................................  174
Loans recovered...................................................................    8
                                                                                   ----
Balance at period-end............................................................. $460
                                                                                   ====

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and nine-month periods ended September 30, 2001 and 2000 are summarized as follows:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                   2001       2000      2001       2000
---------------------------------------------------------------------------------------
Gross interest due under terms.................  $   58     $   78    $  136     $  225
Interest income recognized.....................     182         53       212         77
                                                 ------     ------    ------     ------
Interest income not recognized (recognized in
 excess of due)................................  $ (124)    $   25    $  (76)    $  148
                                                 ======     ======    ======     ======

Interest income recognized (cash-basis)........  $  182     $   53    $  212     $   77
Average recorded investment in impaired loans..  $2,887     $2,521    $2,131     $2,553

Cash received on impaired loans applied as a reduction of principal totaled $166 and $74 for the nine months and three months ended September 30, 2001. For the respective 2000 periods cash receipts on impaired loans amounted to

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

$118 and $36. There were no commitments to extend additional funds to such parties at September 30, 2001.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The composition of the allowance for loan losses at September 30, 2001 and December 31, 2000, are summarized as follows:

COMPOSITION OF THE ALLOWANCE FOR LOAN LOSSES

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             2001             2000
--------------------------------------------------------------------------------------
Allocated allowance:
  Formula................................................... $3,023            $2,679
  Specific..................................................
                                                             ------            ------
   Total allocated allowance................................  3,023             2,679
Unallocated allowance.......................................    387               606
                                                             ------            ------
    Total allowance for loan losses......................... $3,410            $3,285
                                                             ======            ======

The formula portion of the allocated allowance was $3,023 at September 30, 2001, an increase of $344 compared to $2,679 at December 31, 2000. The increase was due primarily to an increase in the volume of unclassified commercial loans.

There were no specific allocations to the allowance at September 30, 2001 and December 31, 2000, as there were no loans designated as having the probability for loss at either period end.

The unallocated portion of the allowance for loan losses decreased $219 to $387 at September 30, 2001, from $606 at the end of 2000. After giving consideration to the previously mentioned risk factors, management deemed the level appropriate to cover any inherent losses at September 30, 2001, which have not been identified by the loss mitigation method.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the nine months ended September 30, 2001, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                            SEPTEMBER 30,
                                                                                  2001
-----------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period...............................  $3,285
Loans charged-off:
Commercial, financial and others...............................................      77
Real estate:
  Construction.................................................................
  Mortgage.....................................................................     185
Consumer, net..................................................................     243
Lease financing, net...........................................................
                                                                                 ------
    Total......................................................................     505
                                                                                 ------

Loans recovered:
Commercial, financial and others...............................................      23
Real estate:
  Construction.................................................................
  Mortgage.....................................................................      18
Consumer, net..................................................................      49
Lease financing, net...........................................................
                                                                                 ------
    Total......................................................................      90
                                                                                 ------
Net loans charged-off..........................................................     415
                                                                                 ------
Provision charged to operating expense.........................................     540
                                                                                 ------
Allowance for loan losses at end of period.....................................  $3,410
                                                                                 ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............    0.19%
Allowance for loan losses as a percentage of period end loans..................    1.08%

The allowance for loan losses was $3,410 at September 30, 2001, an increase of $125 from $3,285 at December 31, 2000. The provision of $540 exceeded net charge-offs of $415 for the nine months ended September 30, 2001. In comparison to the end of the second quarter of 2001, the allowance for loan losses increased slightly, as the provision of $180 was almost entirely offset by net charge-offs of $172 for the third quarter. The allowance for loan losses equaled
1.08 percent of loans, net of unearned income at the end of the third quarter of 2001, compared to 1.16 percent at the end of the previous quarter and 1.10 percent at year-end 2000. For our peer group this ratio equaled 1.26 percent at the current and previous quarter-end and 1.18 percent at year-end 2000. The coverage ratio, the allowance account as a percentage of nonperforming loans, equaled 85.2 percent at September 30, 2001, compared to 92.8 percent at June 30, 2001. With regard to all

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

nonperforming assets the allowance covered 69.8 percent and 74.3 percent for the respective periods.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs totaled $415 or 0.19 percent of average loans outstanding for the nine months ended September 30, 2001, compared to $713 or 0.33 per cent for the same period of 2000. Net charges-offs as a percentage of average loans outstanding for our peer group equaled 0.17 percent and 0.13 percent for the respective periods.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 2001 and 2000, are summarized as follows:

DEPOSIT DISTRIBUTION

                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                      2001                  2000
                                              -----------------     -------------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
---------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....................... $ 29,407      4.01%    $ 20,655      3.46%
NOW accounts................................   27,141      1.91       25,808      2.41
Savings accounts............................   76,885      2.35       73,161      2.50
Time deposits less than $100................  184,292      5.62      175,832      5.61
Time deposits $100 or more..................   31,643      5.28       31,011      5.94
                                             --------               --------
  Total interest-bearing....................  349,368      4.45%     326,467      4.56%
Noninterest-bearing.........................   41,253                 37,604
                                             --------               --------
  Total deposits............................ $390,621               $364,071
                                             ========               ========

Deposit growth in the current year benefitted from the stock market volatility. Consumers, not willing to accept the higher risk of the stock market, are once again placing their money in traditional bank products. As a result, all insured commercial banks in the United States experienced a 6.8 percent increase in total deposits.

We also experienced significant deposit growth similar to the banking industry. Our total deposits amounted to $410.7 million at September 30, 2001, an increase of $32.0 million or 8.4 percent from $378.7 million at

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

December 31, 2000. Interest-bearing deposits grew $27.5 million or 8.1 percent, while noninterest-bearing deposits rose $4.5 million or 11.5 percent. With regard to interest-bearing deposits, the most substantial growth occurred in our transaction accounts. NOW, savings and money market accounts grew $8.5 million or 34.1 percent, $10.1 million or 13.5 percent and $2.0 million or 6.9 percent. In comparison to the second quarter, total deposits increased $12.0 million. The growth was again concentrated in our noninterest-bearing accounts and our interest-bearing transaction accounts.

Total deposits averaged $390.6 million for the nine months ended September 30, 2001. This was a $26.5 million or 7.3 percent increase compared to $364.1 million averaged for the same nine months of last year. Average interest-bearing deposits rose $22.9 million and average noninterest-bearing deposits grew $3.6 million. We experienced growth in the average balances of all major deposit categories. Specifically, significant growth was exhibited in average money market accounts of $8.7 million, average time deposits less than $100 of $8.5 million and average savings accounts of $3.7 million. Our cost of deposits was aided by the decline in interest rates. For the nine months ended September 30, our cost of deposits fell 11 basis points to 4.45 percent in 2001, from 4.56 percent in 2000. In addition, our cost of deposits for the third quarter of 2001 was 4.19 percent, a 28 basis point reduction from 4.47 percent for the previous quarter. We anticipate our cost of deposits to further decrease during the remainder of 2001. At September 30, 2001, there were approximately $65.0 million in time deposits scheduled to reprice within three months. Should these certificates renew, they will do so at current market rates which are significantly lower than when the certificates were originated. In addition, at the end of the third quarter, the FOMC's position with regard to economic conditions remained weighted toward weakness. This position indicates further rate cuts are probable.

Volatile deposits, time deposits in denominations of $100 or more, equaled $33.0 million at September 30, 2001, a $0.7 million decline from $33.7 million at year-end 2000. These deposits increased $1.5 million from the previous quarter-end. The fluctuations were due to cyclical changes in deposit requirements of local area school districts. Due to the short-term structure of volatile deposits and significantly lower market rates, the average cost of these deposits fell 66 basis points to 5.28 percent for the nine months ended September 30, 2001, compared to 5.94 percent for the same nine months of last year. In addition, the average cost of these deposits for the third quarter of 2001 was 4.69 percent, 75 basis points lower than the 5.44 percent averaged for the second quarter.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Maturities of time deposits of $100 or more at September 30, 2001, and December 31, 2000, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 2001           2000
---------------------------------------------------------------------------------------
Within three months............................................ $18,767         $17,281
After three months but within six months.......................   3,535           3,357
After six months but within twelve months......................   4,507           5,761
After twelve months............................................   6,173           7,327
                                                                -------         -------
  Total........................................................ $32,982         $33,726
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

INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                  DUE WITHIN      BUT WITHIN          BUT WITHIN       DUE AFTER
SEPTEMBER 30, 2001               THREE MONTHS     TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $  5,480         $  14,211         $ 46,186         $ 49,574    $115,451
Loans held for sale, net............      965                                                             965
Loans, net of unearned income.......  112,001            21,263           81,303          101,023     315,590
Federal funds sold..................    1,000                                                           1,000
                                     --------         ---------         --------         --------    --------
  Total............................. $119,446         $  35,474         $127,489         $150,597    $433,006
                                     ========         =========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                  $  30,878                                      $ 30,878
NOW accounts........................                     33,429                                        33,429
Savings accounts....................                                    $ 84,688                       84,688
Time deposits less than $100........ $ 46,270            64,254           73,745         $    723     184,992
Time deposits $100 or more..........   18,767             8,042            6,173                       32,982
                                     --------         ---------         --------         --------    --------
  Total............................. $ 65,037         $ 136,603         $164,606         $    723    $366,969
                                     ========         =========         ========         ========    ========

Rate sensitivity gap:
  Period............................ $ 54,409         $(101,129)        $(37,117)        $149,874
  Cumulative........................ $ 54,409         $ (46,720)        $(83,837)        $ 66,037    $ 66,037

RSA/RSL ratio:
  Period............................     1.84              0.26             0.77           208.29
  Cumulative........................     1.84              0.77             0.77             1.18        1.18

Our cumulative one-year RSA/RSL ratio was constant at 0.77 at both September 30, and June 30, 2001, and falls within our asset/liability guidelines of 0.70 and
1.30. At September 30, 2001, the amount of RSA maturing or repricing within one year increased $6.6 million to $154.9

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

million, from $148.3 million at the previous quarter-end, while the amount of RSL maturing or repricing within this time frame increased $8.2 million to $201.6 million from $193.4 million. The increase in RSA primarily resulted from an increase in loans, net of unearned income, of $23.9 million, partially offset by a reduction in federal funds sold of $17.7 million. Included in the change in loans, net of unearned, was the $15.0 million short-term loan to a financial institution. A $6.4 million increase in NOW accounts, coupled with a $1.0 million rise in money market accounts, primarily caused the higher amount of RSL maturing or repricing within one year. The amount of time deposits maturing or repricing within this time frame remained relatively stable from the end of the second quarter.

We experienced a decline in our three-month ratio to 1.84 at the close of the third quarter of 2001, from 2.30 at the previous quarter-end. The decline in the ratio primarily resulted from an increase of $14.9 million in the amount of RSL maturing or repricing within three months. The amount of time deposits less than $100, maturing or repricing within the next three months rose $12.9 million, while time deposits $100 or more increased $2.0 million.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2001, produced results similar to those indicated by the one-year static gap position. Given parallel and instantaneous shifts in interest rates of plus 100 and 200 basis points, net interest income should decrease by 2.9 percent and 5.8 percent. Conversely, similar declines in interest rates would result in increases in net interest income of 2.9 percent and 5.7 percent.

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

Our liquidity position at September 30, 2001, although favorable, deteriorated slightly from the end of the previous quarter. The net noncore funding dependence ratio and net short-term noncore funding dependence ratio best illustrate the change in our liquidity position. The net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets, was negative 0.7 percent at the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

end of the third quarter of 2001, compared to negative 1.5 percent at the previous quarter-end. Similarly, the net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, equaled negative 2.2 percent at September 30, 2001, compared to negative 2.9 percent at June 30, 2001. We consider our liquidity position adequate to meet our present and future financial obligations and commitments. Management believes maintaining adequate volumes of short-term investments and remaining competitive in our deposit pricing will ensure sufficient liquidity to support future growth.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, decreased $26.9 million during the nine months ended September 30, 2001. Net cash used in investing activities of $61.5 million more than offset $30.8 million provided by financing activities and $3.8 million provided by operating activities.

With regard to operating activities, the $3.8 million net cash inflow primarily resulted from $3.4 million in net income from operations for the nine months ended September 30, 2001. The $30.8 million in cash provided by financing activities was due primarily to a $32.0 million net increase in deposits.

For the nine months ended September 30, 2001, net cash used in investing activities totaled $61.5 million. Contributing primarily to the net cash outflow were purchases of investment securities totaling $62.3 million and a net increase in lending activities of $18.8 million, partially offset by $19.1 million in repayments on investment securities.

CAPITAL ADEQUACY:

Stockholders' equity totaled $40.8 million at September 30, 2001, an increase of $3.2 million from $37.6 million at December 31, 2000. The capital improvement principally resulted from net income of $3,360. Also affecting stockholders' equity was a positive change in other comprehensive income of $999, net cash dividends declared of $939 and the repurchase of 8,844 shares of common stock for $232.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the nine months ended September 30, 2001, dividends declared totaled $1,093 or $0.55 per share, compared to $1,038 or $0.52 per share for the same period of 2000. The dividend payout ratio was 32.5 percent for the nine months ended September 30, 2001 and 2000. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

Our dividend reinvestment plan allows stockholders to automatically reinvest their dividends in shares of our common stock without incurring fees or commissions. During the nine months ended September 30, 2001, 5,536 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2001 and 2000. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at September 30, 2001 and 2000, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:

RISK-ADJUSTED CAPITAL

                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
SEPTEMBER 30,                                 2001      2000       2001         2000         2001       2000
------------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-adjusted assets:
  Consolidated........................... $ 37,833  $ 34,508    $11,320      $ 9,840      $16,979    $14,760
  Community Bank.........................   36,097    33,242     11,273        9,780       16,909     14,670
Total capital to risk-adjusted assets:

  Consolidated...........................   41,243    37,587     22,639       19,679       28,299     24,599
  Community Bank.........................   39,507    36,302     22,546       19,560       28,182     24,450
Tier I capital to total average assets
  less goodwill:

  Consolidated...........................   37,833    34,508     17,262       16,161       21,578     20,201
  Community Bank.........................   36,097    33,242    $17,206      $16,087      $21,508    $20,109

Risk-adjusted assets:
  Consolidated...........................  265,541   229,605
  Community Bank.........................  264,376   228,112
Risk-adjusted off-balance sheet items:

  Consolidated...........................   17,447    16,387
  Community Bank.........................   17,447    16,387
Average assets for Leverage ratio:

  Consolidated...........................  431,557   404,013
  Community Bank......................... $430,155  $402,186

Ratios:
Tier I capital as a percentage of risk-
adjusted assets and off-balance sheet
 items:
  Consolidated............................    13.4%     14.0%       4.0%         4.0%         6.0%       6.0%
  Community Bank..........................    12.8      13.6        4.0          4.0          6.0        6.0
Total of Tier I and Tier II capital as a
percentage of risk-adjusted assets and
 off-balance sheet items:

  Consolidated............................    14.6      15.3        8.0          8.0         10.0       10.0
  Community Bank..........................    14.0      14.8        8.0          8.0         10.0       10.0
Tier I capital as a percentage of total
average assets less goodwill:

  Consolidated............................     8.8       8.5        4.0          4.0          5.0        5.0
  Community Bank..........................     8.4%      8.3%       4.0%         4.0%         5.0%       5.0%

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

At September 30, 2001, we exceeded all relevant regulatory capital measurements and were considered well capitalized. In addition, our Leverage ratio, a key industry ratio defined as Tier I capital to average total assets less intangibles, improved to 8.8 percent at September 30, 2001, from 8.5 percent one year ago.

REVIEW OF FINANCIAL PERFORMANCE:

Based on the most current financial data available, the banking industry has faired well in 2001. Insured commercial banks posted 14.1 percent higher year-to-date net income in 2001 compared to the prior year. Large commercial banks experienced significant restructuring and credit related charges in 2000 that did not occur in the current year. In addition, lower interest rates allowed commercial banks to realize gains on the sale of investment securities. However, the lower interest rates continued to put pressure on the net interest margins of all insured commercial banks. The average year-to-date yield on earning assets fell 28 basis points in comparison to last year, while the cost of funds dropped only 15 basis points. Additionally, the industry's net interest margin remained 9 basis points lower than the previous year.

Net income for the nine months ended September 30, 2001, improved $170 or 5.3 percent to $3,360 or $1.69 per share from $3,190 or $1.60 per share for the same nine months of 2000. Increases in net interest income and noninterest income, offset in part by higher noninterest expense, primarily caused the improvement. Net income for the third quarter of 2001 reached $1,230 or $0.62 per share, compared to $1,160 or $0.59 per share for the same quarter last year. Return on average equity was 11.49 percent and 12.17 percent for the nine months and three months ended September 30, 2001, compared to 12.03 percent and 12.82 percent for the respective periods of 2000. Return on average assets was 1.04 percent year-to-date 2001 and 1.09 percent for the third quarter, compared to 1.05 percent and 1.14 percent for the same periods of the prior year. We recorded other comprehensive income, related entirely to net unrealized holding gains on investment securities available-for-sale, of $999 and $598 for the nine months ended September 30, 2001 and 2000.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                         2001 VS. 2000              2001 VS. 2000
                                       INCREASE (DECREASE)        INCREASE (DECREASE)
                                         ATTRIBUTABLE TO            ATTRIBUTABLE TO
                                      ---------------------      ---------------------
                                      TOTAL                      TOTAL
                                      CHANGE   RATE  VOLUME      CHANGE   RATE  VOLUME
Interest income:
Loans:
  Taxable.............................  $ 96  $ (37)   $133      $  938  $  61  $  877
  Tax-exempt..........................   (35)   (45)     10        (293)   (43)   (250)
Investments:
  Taxable.............................    94    (28)    122        (257)  (108)   (149)
  Tax-exempt..........................   139    (27)    166         (41)   (69)     28
Federal funds sold....................   141   (174)    315         655   (176)    831
                                        ----  -----    ----      ------  -----  ------
    Total interest income.............   435   (311)    746       1,002   (335)  1,337
                                        ----  -----    ----      ------  -----  ------
Interest expense:
Money market accounts.................   117     30      87         347     95     252
NOW accounts..........................    (3)   (34)     31         (78)  (104)     26
Savings accounts......................     7    (78)     85         (18)  (116)     98
Time deposits less than $100..........    77   (116)    193         369     13     356
Time deposits $100 or more............   (92)  (106)     14        (128)  (157)     29
Short-term borrowings.................   (53)           (53)       (150)          (150)
Long-term debt........................            2      (2)         (1)     3      (4)
                                        ----  -----    ----      ------  -----  ------
    Total interest expense............    53   (302)    355         341   (266)    607
                                        ----  -----    ----      ------  -----  ------
    Net interest income...............  $382  $  (9)   $391      $  661  $ (69) $  730
                                        ====  =====    ====      ======  =====  ======

For the nine months ended September 30, 2001, tax-equivalent net interest income improved $661 or 5.7 percent to $12,288 from $11,627 for the same period of 2000. The improvement resulted from a positive volume variance, offset slightly by a negative rate variance. Average earning assets grew in excess of average interest-bearing liabilities and resulted in additional tax-equivalent net interest income of $730. For the nine months ended September 30, 2001, earning assets averaged $410.7 million, an increase of

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

$26.7 million compared to the same period last year. Average interest-bearing liabilities grew $19.8 million to $349.4 million from $329.6 million for the respective periods of 2001 and 2000. Primarily contributing to the growth in average earning assets were increases of $19.2 million in average federal funds sold and $10.4 million in average loans, net of unearned income, which had corresponding increases to tax-equivalent net interest income of $831 and $627. The growth in average interest-bearing liabilities was due to increases in the averages of all major deposit categories, offset in part by a reduction in average short-term borrowings. Specifically, average money market and NOW accounts grew $8.7 million and $1.3 million, average savings accounts increased $3.7 million and average time deposits less than $100 and average time deposits $100 or more rose $8.5 million and $0.6 million. Average short-term borrowings declined $3.1 million. The growth in average interest-bearing liabilities caused a reduction in tax-equivalent net interest income of $607 when comparing the nine months ended September 30, 2001 and 2000.

A negative rate variance slightly mitigated the effects of the positive volume variance on net interest income. The reduction in general market rates reduced both the yield on earning assets and the cost of funds. Specifically, the cost of funds declined 12 basis points to 4.45 percent for the nine months ended September 30, 2001, from 4.57 percent for the same nine months of 2000. This reduction in the cost of funds caused a positive rate variance of $266. This positive effect was more than entirely offset by a 19 basis point reduction in the tax-equivalent yield on average earning assets to 7.78 percent for the nine months ended September 30, 2001 and reduced net interest income by $335. Overall, the negative rate variance caused a reduction in net interest income of $69 and a corresponding reduction in the net interest spread of 7 basis points.

For the third quarter of 2001, tax-equivalent net interest income improved $382, compared to the same quarter of 2000. The reasons that caused the three-month improvement were similar to those that caused the year-to-date increase. We experienced a favorable volume variance of $391, slightly offset by a negative rate variance of $9. With regard to volume, average earning assets grew $43.4 million, while average interest-bearing liabilities rose $34.5 million. The negative rate variance resulted from a 44 basis point reduction in the tax-equivalent yield on average earning assets almost entirely mitigated by a 39 basis point reduction in the cost of funds.

Similar to the trend of the banking industry, we also experienced margin compression as our net interest margin weakened to 4.00 percent for the nine months ended September 30, 2001, from 4.05 percent for the same period of 2000. In addition to the pressure caused by lower interest rates, net interest margins also felt the effects of sluggish loan demand brought on

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

by a weakened economy. Excess funds from increased deposit growth had to be directed into lower yielding instruments such as investment securities and federal funds sold, which put further pressure on net interest margins. Maintenance of an adequate net interest margin is one of our primary concerns. We believe following prudent pricing practices coupled with careful implementation of resources, will keep our net interest margin in check. However, no assurance can be given that net interest income will not be adversely affected should economic conditions deteriorate further.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the nine months ended September 30, 2001 and 2000, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                    SEPTEMBER 30, 2001             SEPTEMBER 30, 2000
                                                ---------------------------     ---------------------------
                                                         INTEREST  AVERAGE               INTEREST  AVERAGE
                                                AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $290,015   $18,333      8.45%   $275,901   $17,395      8.42%
  Tax-exempt..................................    7,088       473      8.92      10,777       766      9.49
Investments:
  Taxable.....................................   59,855     2,517      5.62      63,287     2,774      5.85
  Tax-exempt..................................   33,448     1,891      7.56      33,006     1,932      7.82
Federal funds sold............................   20,244       696      4.60         968        41      5.66
                                               --------   -------              --------   -------
    Total earning assets......................  410,650    23,910      7.78%    383,939    22,908      7.97%
Less: allowance for loan losses...............    3,409                           3,518
Other assets..................................   25,881                          25,636
                                               --------                        --------
    Total assets.............................. $433,122                        $406,057
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 29,407       882      4.01%   $ 20,655       535      3.46%
NOW accounts..................................   27,141       388      1.91      25,808       466      2.41
Savings accounts..............................   76,885     1,353      2.35      73,161     1,371      2.50
Time deposits less than $100..................  184,292     7,748      5.62     175,832     7,379      5.61
Time deposits $100 or more....................   31,643     1,250      5.28      31,011     1,378      5.94
Short-term borrowings.........................                                    3,134       150      6.39
Long-term debt................................        7         1      7.49          37         2      7.22
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  349,375    11,622      4.45%    329,638    11,281      4.57%
Noninterest-bearing deposits..................   41,253                          37,604
Other liabilities.............................    3,397                           3,381
Stockholders' equity..........................   39,097                          35,434
                                               --------                        --------
    Total liabilities and stockholders' equity $433,122                        $406,057
                                               ========   -------              ========   -------
    Net interest/income spread................            $12,288      3.33%              $11,627      3.40%
                                                          =======                         =======
    Net interest margin.......................                         4.00%                           4.05%
Tax equivalent adjustments:
Loans.........................................            $   161                         $   261
Investments...................................                643                             657
                                                          -------                         -------
    Total adjustments.........................            $   804                         $   918
                                                          =======                         =======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gain of $920 for the nine months ended September 30, 2001, and an unrealized holding loss of $1,101 for the nine months ended September 30, 2000, included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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

The provision for loan losses totaled $540 for the nine months ended September 30, 2001, an increase of $240 compared to $300 for the same nine months of 2000. For the third quarter of 2001, the provision for loan losses was $180, an increase of $60 compared to the same quarter of 2000. We consider the provision to be appropriate according to our adequacy calculations of the allowance for loan losses account.

NONINTEREST INCOME:

For the nine months ended September 30, 2001, noninterest income totaled $2,107, an increase of $425 or 25.3 percent from $1,682 for the same period of 2000. Included in noninterest income last year were gains on the sale of investment securities of $173. Low mortgage rates caused heightened activity in our secondary mortgage department, which resulted in an increase of $224 in net gains on the sale of residential mortgages. Adjusting for these gains, net interest income improved $374 or 24.9 percent over the prior year. Changes to our service charge structure primarily caused the increase in service charges, fees and commissions.

For the third quarter, noninterest income amounted to $754 in 2001, compared to $583 in 2000. The $171 or 29.3 percent improvement primarily resulted from an increase of $152 in net gains on the sale of residential mortgages. Service charges, fees and commissions rose $19 over the comparable quarter of 2000.

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

Major components of noninterest expense for the three months and nine months ended September 30, 2001 and 2000, are summarized as follows:

NONINTEREST EXPENSES

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                  2001       2000        2001      2000
---------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes..................... $1,214     $1,124      $3,478    $3,318
Employee benefits..............................    232        213         624       598
                                                ------     ------      ------    ------
  Salaries and employee benefits expense.......  1,446      1,337       4,102     3,916
                                                ------     ------      ------    ------

Net occupancy and equipment expense:

Net occupancy expense..........................    180        178         591       546
Equipment expense..............................    229        246         706       668
                                                ------     ------      ------    ------
  Net occupancy and equipment expense..........    409        424       1,297     1,214
                                                ------     ------      ------    ------

Other noninterest expenses:
Marketing expense..............................     94         90         256       263
Other taxes....................................    106         82         302       220
Stationery and supplies........................     93         86         290       309
Contractual services...........................    329        268         934       826
Insurance including FDIC assessment............     42         41         125       124
Other..........................................    536        409       1,346     1,193
                                                ------     ------      ------    ------
  Other noninterest expenses...................  1,200        976       3,253     2,935
                                                ------     ------      ------    ------
    Total noninterest expense.................. $3,055     $2,737      $8,652    $8,065
                                                ======     ======      ======    ======

For the nine months ended September 30, 2001, noninterest expense totaled $8,652, an increase of $587 or 7.3 percent from $8,065 for the same nine months of 2000. The increase was attributable to normal growth and was spread between all major expense categories. For the third quarter, noninterest expense equaled $3,055 in 2001 and $2,737 in 2000. Our efficiency ratio, noninterest expense less nonrecurring expenses as a percentage of net interest income and noninterest income less nonrecurring income, improved for the nine months ended September 30, 2001, compared to the same period last year. This ratio was 63.3 percent in 2001 and 65.2 percent in 2000. Our overhead ratio, noninterest expense as a percentage of total average assets, remained constant at 2.7 percent for the nine months ended September 30, 2001 and 2000.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Salaries and employee benefits expense comprise the majority of our noninterest expense. These expenses totaled $4,102 or 47.4 percent of noninterest expense for the nine months ended September 30, 2001, and $3,916 or 48.6 percent for the same period of 2000. Additional personnel hired in our lending and credit administration divisions, coupled with annual merit increases resulted in the $186 increase. For the third quarter of 2001, employee-related expenses totaled $1,446, an increase of $109 in comparison to the same quarter of last year.

Net occupancy and equipment expenses amounted to $1,297 for the nine months ended September 30, 2001, compared to $1,214 for the same nine months of the prior year. The $83 increase primarily resulted from the implementation of various technological improvements. For the third quarter, net occupancy and equipment expenses equaled $409 in 2001 and $424 in 2000.

Other expenses amounted to $3,253 for the nine months ended September 30, 2001, and increase of $318 from $2,935 for the same nine months of 2000. For the quarter ended September 30, other expenses totaled $1,200 in 2001 and $976 in 2000. The increase in other expenses resulted primarily from increases in state shares tax and contractual services.

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

We were included in the 92.7 percent of all BIF-member institutions classified in the well capitalized supervisory risk subgroup at September 30, 2001. Accordingly, we will be exempt from paying a BIF assessment for the remainder of 2001. However, along with all banks, we continue to be assessed quarterly for assistance in interest payments on FICO bonds used to capitalize the SAIF. Our assessments totaled $53 and $56 for the nine months ended September 30, 2001 and 2000.

INCOME TAXES:

For the nine months ended September 30, 2001, income tax expense totaled $1,039 and resulted in an effective tax rate of 23.6 percent. For the same period of 2000, income tax expense was $836 with an effective tax rate of 20.8 percent. The increase in the effective tax rate resulted from higher pre-tax income, coupled with a lower amount of tax-exempt income. Our effective tax rate is more favorable in comparison to that of our peer group. For the first nine months of 2001 and 2000, the peer group posted effective tax rates of 26.4 percent and
27.6 percent. We expect our effective tax rate to improve for the remainder of 2001 by placing greater emphasis on income from tax-exempt investments and loans as well as through the utilization of investment tax credits available through our investment in a residential housing program for elderly and low- to moderate-income families.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                           NONE

ITEM 5.        OTHER INFORMATION

                           NONE

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               (a)         Exhibits:

                           10.01 - Executive Employment Agreement between Scott
                           A. Seasock and Comm Bancorp, Inc. dated July 1, 2001.

                           10.02 - Executive Employment Agreement between William R. Boyle and Comm Bancorp, Inc. dated October 1, 2001.

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

                                       Registrant, Comm Bancorp, Inc.



Date: November 9, 2001                 /s/William F. Farber, Sr.
     -------------------------         -----------------------------------
                                       William F. Farber, Sr.
                                       Chief Executive Officer



Date: November 9, 2001                 /s/ Scott A. Seasock
     -------------------------         ----------------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)



Date: November 9, 2001                 /s/ Stephanie A. Ganz
     -------------------------         ----------------------------------
                                       Stephanie A. Ganz
                                       Vice President of Finance
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER                                 DESCRIPTION                                             PAGE
-----------                                 -----------                                             ----
  10.01                                     Executive Employment Agreement                           46
                                            between Scott A. Seasock and
                                            Comm Bancorp, Inc. dated
                                            July 1, 2001

  10.02                                     Executive Employment Agreement                           56
                                            between William R. Boyle and
                                            Comm Bancorp, Inc. dated
                                            October 1, 2001