Form 10-K405
period 2001-12-31
COMM BANCORP INC
filed 2002-04-01
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________________________________

Commission file number 0-17455

                               COMM BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                    23-2242292
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

125 NORTH STATE STREET, CLARKS SUMMIT, PA                    18411
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (570) 586-0377

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
      NONE


Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.33 PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price: $45,108,697 AT MARCH 15, 2002.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 1,964,549 AT MARCH 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2001, are incorporated by reference in Part II of this Annual Report. Portions of the registrant's 2002 Proxy Statement are incorporated by reference in Part III of this Annual Report.


                                  Page 1 of 217
                            Exhibit Index on Page 46

                               COMM BANCORP, INC.
                                 FORM 10-K INDEX

PART I                                                              Page
------                                                              ----
Item  1. Business.................................................     3

Item  2. Properties...............................................    30

Item  3. Legal Proceedings........................................    30

Item  4. Submission of Matters to a Vote of Security Holders......     *

PART II

Item  5. Market for the Registrant's Common Equity and Related
         Stockholder Matters......................................    31

Item  6. Selected Financial Data..................................    32

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................    32

Item 7A. Quantitative and Qualitative Disclosures about Market
         Risk.....................................................    32

Item  8. Financial Statements and Supplementary Data..............    32

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure......................     *

PART III

Item 10. Directors, Executive Officers, Promoters and Control
         Persons of the Registrant................................    33

Item 11. Executive Compensation...................................    35

Item 12. Security Ownership of Certain Beneficial Owners and
         Management...............................................    41

Item 13. Certain Relationships and Related Transactions...........    42

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.................................................    43

Signatures........................................................    44

Exhibit Index.....................................................    46

*Not Applicable

                               COMM BANCORP, INC.
                                    FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL

We are a registered bank holding company incorporated in 1983 as a Pennsylvania business corporation and are headquartered in Clarks Summit, Pennsylvania. We have two wholly-owned subsidiaries, Community Bank and Trust Company, referred to as Community Bank, and Comm Realty Corporation, referred to as Comm Realty. Our business consists primarily of the management and supervision of Community Bank. Comm Realty, organized in 2001 as a Pennsylvania business corporation, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank. Our principal source of income is dividends paid by Community Bank. At December 31, 2001, we had approximately:

      -     $460.4 million in total assets,
      -     $310.3 million in loans,
      -     $416.2 million in deposits, and
      -     $ 40.8 million in stockholders' equity.

Community Bank is a Pennsylvania commercial bank and a member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). Community Bank is a full-service commercial bank providing a range of products and services, including time and demand deposit accounts, consumer, commercial and mortgage loans, and commercial leases to individuals and small- to medium-sized businesses in its Northeastern Pennsylvania market area. At December 31, 2001, Community Bank had fourteen branch banking offices located in the Pennsylvania counties of Lackawanna, Susquehanna, Wayne and Wyoming.

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

We have combined financial information about Comm Realty, Community Leasing and Comm Financial Services with our financial information as none of these subsidiaries meet the quantitative thresholds for reportable operating segments and all of these subsidiaries share a majority of the aggregation criteria for reportable operating segments. Moreover, we consider Community Bank's branch banking offices to be a single operating segment because these branches have similar:

      -     Economic characteristics,
      -     Products and services,
      -     Operating processes,
      -     Delivery systems,
      -     Customer bases, and
      -     Regulatory oversight.

We have not operated any other reportable operating segments in the three-year period ended December 31, 2001.

As of December 31, 2001, we had 182 full-time equivalent employees. We and Community Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), limit borrowings by us from Community Bank and also limit various other transactions between us and Community Bank. For example, Section 23A limits to no more than 10.0 percent of its total capital the aggregate outstanding amount of Community Bank's loans and other "covered transactions" with any particular nonbank affiliate including financial subsidiaries, and limits to no more than 20.0 percent of its total capital the aggregate outstanding amount of Community Bank's covered transactions with all of its affiliates including financial subsidiaries. At December 31, 2001, approximately $4.1 million was available for loans to us from Community Bank.
Section 23A also generally requires that Community Bank's loans to its nonbank affiliates, including financial subsidiaries, be secured, and Section 23B generally requires that Community Bank's transactions with its nonbank affiliates, including financial subsidiaries, be at arm's-length terms. Also, we and Community

Bank and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

SUPERVISORY AGENCIES

As a Pennsylvania commercial bank and member of the Federal Reserve System, Community Bank is subject to primary supervision, regulation, and examination by the Pennsylvania Department of Banking and the Federal Reserve Board. Community Bank is subject to extensive Pennsylvania and federal statutes and regulations that significantly affect its business and activities. Community Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. Community Bank is also subject to periodic examinations by its primary and secondary regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to: (i) insurance of deposits; (ii) allowable investments; (iii) loans; (iv) leases; (v) acceptance of deposits;
(vi) trust activities; (vii) mergers; (viii) consolidations; (ix) payment of dividends; (x) capital requirements; (xi) reserves against deposits; (xii) establishment of branches and certain other facilities; (xiii) limitations on loans to one borrower and loans to affiliated persons; (xiv) activities of subsidiaries; and (xv) other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation and other matters. Federal law gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings and stock valuation. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

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

We are subject to the jurisdiction of the Securities and Exchange Commission ("SEC") for matters relating to the offering and sale of our securities. We are also subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials. Our common stock is listed for quotation of prices on The NASDAQ

Stock Market(R) and, therefore, we are subject to the listing rules and regulations imposed by The NASDAQ Stock Market(R).

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

ALLOWANCE FOR LOAN LOSSES

There are certain risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in our Northeastern Pennsylvania economy, risks inherent in dealing with individual borrowers, and, in the case of loans backed by collateral, the risks resulting from uncertainties about the future value of the collateral. As a result, we maintain an allowance for loan losses at a level believed adequate to absorb probable losses resulting from these risks related to specifically identified loans as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet date.

The information explaining our systematic analysis and procedural discipline utilized for determining our allowance for loan losses and its elements is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 1.

CAPITAL REQUIREMENTS

We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Federal Reserve Board on Community Bank. For this purpose, a bank's or bank holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A bank's or bank holding company's capital, in turn, includes the following tiers:

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

We and Community Bank, like other bank holding companies and banks, are required to maintain Tier I and Total Capital, the sum of Tier I and Tier II capital, less certain deductions, equal to at least 4.0 percent and 8.0 percent of their total risk-weighted assets, including certain off-balance sheet items, such as unused lending commitments and standby letters of credit. At December 31, 2001, we met both requirements, with Tier I and Total Capital equal to 12.8 percent and 13.9 percent of total risk-weighted assets. Community Bank also met both requirements at December 31, 2001, with Tier I and Total Capital equal to 12.3 percent and 13.4 percent of total risk-weighted assets.

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

The Federal Reserve Board also requires bank holding companies and banks to maintain a minimum Leverage ratio, Tier I capital to adjusted total assets, of
3.0 percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3.0 percent plus an additional cushion of at least 1.0 to 2.0 percentage points if the bank holding company does not meet these requirements. At December 31, 2001, our Leverage ratio was 8.8 percent and Community Bank's Leverage ratio was 8.5 percent.

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

Rules adopted by the Federal Reserve Board under FDICIA provide that a state member bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of 10.0 percent or greater, a Tier I risk-based capital ratio of
6.0 percent or greater, and a Leverage ratio of 5.0 percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2001, Community Bank was well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Federal Reserve Board's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2001, Community Bank held no brokered deposits.

DIVIDEND RESTRICTIONS

We are a legal entity separate and distinct from Community Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if the payment would render us insolvent. Our revenues primarily consist of dividends paid by Community Bank. Various federal and state statutory provisions limit the amount of dividends Community Bank can pay to us without regulatory approval. Under Pennsylvania law, Community Bank may declare and pay dividends to us only out of accumulated net earnings and as long as the surplus of Community Bank would not be reduced below its stated paid-in capital. At December 31, 2001, approximately $2.0 million was available for payment of dividends to us.

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

DEPOSIT INSURANCE ASSESSMENTS

The deposits of Community Bank are insured up to regulatory limits by the FDIC and accordingly, are subject to deposit insurance assessments to maintain the BIF administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. An insured bank's insurance assessment rate is then determined by the risk category into which it is classified.

The annual insurance premiums on bank deposits insured by the BIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time. Community Bank paid no BIF insurance premium in 2001.

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF, in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits, to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective for the fourth quarter 2001 at approximately $0.0184 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 2001, Community Bank paid FICO assessments of $71,003.

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

The Federal Reserve Board requires us to serve as a source of financial and managerial strength to Community Bank and not to conduct our operations in an unsafe or unsound manner. Whenever the Federal Reserve Board believes an activity that we perform or our control of a nonbank subsidiary, other than a nonbank subsidiary of Community Bank, constitutes a serious risk to the financial safety, soundness, or stability of Community Bank and is inconsistent with sound banking principles or the purposes of the federal banking laws, the Federal Reserve Board may require us to terminate that activity or to terminate control of that subsidiary. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

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

            -     The internal operations of Community Bank, such as:

                  -     Accounting, auditing and appraising;
                  -     Advertising and public relations;
                  - Data processing and transmission services, data bases or facilities;
                  -     Personnel services;
                  -     Courier services;
                  - Holding or operating property used by our subsidiaries or for their future use;
                  -     Liquidating property acquired from Community Bank; and
                  - Selling, purchasing or underwriting insurance, such as blanket bond insurance, group insurance for employees and property and casualty insurance.

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

      - Financial and investment advisory activities. Acting as investment or financial advisor to any person, including, without, in any way, limiting the foregoing:

            - Serving as investment adviser, as defined in Section 2(a)(20) of the Investment Company Act of 1940, Title 15 United States Code ("U.S.C.") 80a-2(a)(20), to an investment company registered under that act, including sponsoring, organizing, and managing a closed-end investment company,

            - Furnishing general economic information and advice, general economic statistical forecasting services, and industry studies,

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

      - Data processing. Providing data processing and data transmission services, facilities, including data processing and data transmission hardware, software, documentation, or operating personnel, databases, advice, and access to such services, facilities, or databases by any technological means under certain conditions.

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

For the purposes of the CRA regulations, Community Bank is deemed to be a large bank, based upon financial information as of December 31, 2001. Community Bank will be examined under the three-part test relating to lending, service and investment performance. Community Bank received an "outstanding" rating in its last CRA examination which was held on February 12, 2001. "Outstanding" is the highest CRA rating that a depository institution can receive.

CONCENTRATION

We are not dependent for deposits or exposed by loan concentrations to a single customer or to a small group of customers, the loss of any one or more of whom would have a materially adverse effect on our financial condition.

FINANCIAL SERVICES MODERNIZATION

On November 12, 1999, the Gramm-Leach-Bliley ("GLB") Act was signed into law and became effective on March 11, 2000. The GLB Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies and creates two new structures, financial holding companies and financial subsidiaries. We and Community Bank will be allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm. We would qualify to elect to become a financial holding company. This election is made to the Federal Reserve Board. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity.

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

      - Underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker,

      -     Providing financial or investment advice,

      - Issuing or selling interests in pools of assets that a bank could hold,

      -     Underwriting, dealing in or making markets in securities,

      - Engaging in any activity that the Federal Reserve Board found before the GLB Act to be closely related to banking, see the section in this report entitled "Permitted Nonbanking Activities,"

      - Engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the Federal Reserve Board determined before the GLB Act that the activity was usual in connection with banking or other financial operations internationally,

      - Merchant banking, acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: (i) the interests are not held by a depository institution; (ii) the interests are held by a securities affiliate or an investment advisory affiliate of an insurance company as part of underwriting, merchant or investment banking activity; (iii) the interests are held long enough to enable their sale in a manner consistent with the financial viability of such an activity; and (iv) we do not control the entity except to the extent necessary to obtain a reasonable return on the investment, or

      - Insurance portfolio investing, acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: (i) the interests are not held by a depository institution; (ii) the interests are held by an insurance or annuity company; (iii) the interests represent investments made in the ordinary course of business in accordance with state law; and (iv) we do not control the entity except to the extent necessary to obtain a reasonable return on the investment.

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

A bank's investment in a financial subsidiary will affect the way it calculates its capital. The bank must deduct from its assets and stockholders' equity the total of its investments in financial subsidiaries. Moreover, a bank must present its financial information in two ways: in accordance with generally accepted accounting principles, and separately, in a manner that reflects the segregation of the bank's investments in financial subsidiaries.

PRIVACY

Title V of the GLB Act creates a minimum federal standard of privacy by limiting the instances which we and Community Bank may disclose nonpublic personal information about a consumer of our products or services to nonaffilitated third parties. A state, such as Pennsylvania, can impose a greater or more restrictive standard of privacy than the GLB Act. The GLB Act distinguishes "consumers" from "customers" for purposes of the notice requirements imposed by this Act. We are required to give a "consumer" a privacy notice only if we intend to disclose nonpublic personal information about the consumer to a nonaffiliated third party. However, by contrast, we are required to give a "customer" a notice of our privacy policy at the time of the establishment of a customer relationship and then annually, thereafter during the continuation of the customer relationship.

The term consumer is different from the term customer. A consumer means an individual who obtains or has obtained a financial product or service from Community Bank that is to be primarily used for personal, family or household purposes or that of the individual's representative. A customer is an individual with a continuous relationship with Community Bank. The Federal Reserve Board issued regulations effective November 13, 2000, which give several examples of a consumer and customer relationship:

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

      - A customer has a continuing relationship with Community Bank if the customer:

            - Has a deposit, credit, trust or investment account with Community Bank,

            -     Purchases an insurance product from Community Bank,

            -     Holds an investment product through Community Bank,

            - Enters into an agreement or understanding with Community Bank whereby Community Bank undertakes to arrange or broker a home mortgage loan for the consumer or customer,

            - Has a loan that Community Bank services where Community Bank owns the servicing rights,

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

In general, Community Bank cannot disclose to a nonaffiliated third party any nonpublic personal information of its consumers and customers unless Community Bank provides its consumer and customer with a notice that includes:

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

      -     Categories of nonpublic information that are collected by Community
            Bank,

      - Community Bank's policies to protect the confidentiality and security of nonpublic personal information,

      - The disclosure, if required, under the Fair Credit Reporting Act, and

      - In addition, Community Bank must provide an opt out notice to each of its consumers and customers that explains accurately the right to opt out of any disclosure by Community Bank of the consumer's or customer's nonpublic personal information and the means by which the consumer or customer may exercise the opt out right.

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

The GLB Act creates certain exceptions to the prohibition on disclosure of nonpublic personal information of customers. Some of these exceptions are:

      -     With the consent of the consumer or customer,

      - To effect, administer or enforce a transaction requested or authorized by the consumer or customer,

      - The servicing or processing of a financial product or service requested or authorized by the consumer or customer,

      - The maintaining or servicing of the consumer's or customer's account with Community Bank or with another entity as part of a private label credit card program,

      - Disclosure to persons holding a legal or beneficial interest relating to the consumer or customer or to persons acting in a fiduciary or representative capacity on behalf of the consumer or customer,

      - Providing information to insurance rate advisory organizations, guaranty funds or agencies, rating agencies, persons assessing Community Bank's compliance with industry standards and Community Bank's attorneys, accountants and auditors, and

      - Disclosure permitted under other laws, such as the Right to Financial Privacy Act, to law enforcement agencies or under local and state laws.

Community Bank cannot disclose an account number or similar form of access code for a credit card account, deposit account or transaction account of a customer to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the customer.

TERRORIST ACTIVITIES

The Federal Bureau of Investigation ("FBI") has, and will, send our banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001, terrorist attacks on New York City and Washington, DC. Community Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If Community Bank finds any relationships or transactions, Community Bank must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control ("OFAC") of the Department of the Treasury has, and will, send our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If Community Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, Community Bank must freeze such account, file a suspicious activity report and notify the FBI. Community Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.

SUBPRIME LENDING

In January 2001, our federal banking regulatory agencies jointly issued expanded examination and supervision guidance relating to subprime lending activities. In the guidance, "subprime" lending generally refers to programs that target borrowers with weakened credit histories or lower repayment capacity. The guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25.0 percent of an institution's Tier I capital. Such institutions would be subject to more stringent risk management standards and, in many cases, additional capital requirements. As a starting point, the guidance generally expects that such an institution would hold capital against subprime portfolios in an amount that is one and one-half to three times greater than the amount appropriate for similar types of non-subprime assets. Community Bank does not engage in any subprime lending programs.

In December 2000, the Federal Reserve Board published proposed regulations which would implement the Home Ownership and Equity Protection Act ("HOEPA"). This Act imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The proposed regulations would lower the rate levels that trigger the application of HOEPA and would include additional fees in the calculation of the fee amount that triggers HOEPA. The loans that Community Bank currently makes are generally below the rate and fee levels that trigger HOEPA.

On June 23, 2001, the Governor of the Commonwealth of Pennsylvania signed into law Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as "predatory lending," among other things, and is applicable to Community Bank's closed- end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100,000 made at a "high cost," which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:

      - An annual percentage rate exceeding 10.0 percentage points above comparable term U.S. Treasury securities; and/or

      - Total points and fees payable by the consumer at or before closing that exceed the greater of 8.0 percent of the total loan amount or $400. The $400 is adjusted annually by the annual percentage change in the Consumer Price Index ("CPI"), and for the year 2001, was $465 according to the Federal Reserve Board.

These loans are called "covered loans" under this law. If HOEPA's rate or point triggers are changed, then the definition of a covered loan under this law changes automatically. Loans with an original principal amount of $100,000 or more are not subject to this law, but may be subject to HOEPA.

Certain loan terms are prohibited or conditionally restricted in connection with a covered loan, such as: balloon payments, call provisions, negative amortization, increased interest rate upon default, and prepayment fees or penalties.

Certain acts or practices are prohibited, conditionally restricted, or required in connection with a covered loan, including the following:

      - A cautionary notice, in writing, is required to be provided by Community Bank to the borrower at least three business days prior to consummation of the mortgage transaction;

      - It is impermissible to engage in a pattern or practice of making covered loans without due regard to the consumer's ability to repay the loan;(1)

      - There are restrictions on Community Bank refinancing an existing covered loan held by it with a new covered loan such that no points may be charged to the extent the proceeds are used to refinance the existing covered loan if the most recent financing was within one year;(1)

      - Community Bank may not refinance a zero interest rate or low-rate loan made by a governmental or nonprofit lender with a covered loan unless the loan is at least ten years old or the current holder of the loan consents to the refinancing;

      - Community Bank may not pay proceeds from a covered loan directly to a home improvement contractor, but instead must disburse the loan proceeds through an instrument payable to the borrower (statutorily defined as the person obligated to repay a covered loan) individually or jointly with the contractor or, at the borrower's election, through a third party escrow agent in accordance with the terms of a written agreement signed by the borrower, Community Bank, and home improvement contractor prior to disbursement of funds to the contractors;

      - Community Bank may not sell single premium credit insurance in connection with a covered loan unless Community Bank offers the borrower the option of purchasing all such credit insurance on a monthly basis (compliance with this provision is required by 18 months to two years after June 25, 2002);

----------

(1) Under this law, the consumer's ability to repay applies only to persons whose income is 120.0 percent or less of the median family income under the metropolitan statistical area or nonmetropolitan family income statistics. There is a statutory presumption that a consumer can repay the covered loan if the monthly payment does not exceed 50.0 percent of the consumer's monthly gross income. There is no statutory presumption that a consumer cannot make the payments even if the 50.0 percent monthly gross income level is exceeded by the required monthly loan payments.

      - A credit insurance notice, in writing, must be provided to the borrower stating that his or her purchase of credit insurance is not a required condition of obtaining the covered loan, and that the borrower may cancel the credit insurance within 30 days of the date of the covered loan in order to receive a full refund (meaning a credit to the loan balance or cash, at Community Bank's or insurance company's discretion);

      - Community Bank shall maintain records related to covered loans that will facilitate the Pennsylvania Department of Banking determining compliance;

      - Community Bank or its servicer shall file quarterly reports of favorable and unfavorable credit history of the borrower with a nationally recognized consumer credit reporting agency, but this requirement shall not prevent Community Bank or servicer from agreeing with the borrower not to report payment history information related to resolved or unresolved disputes with a borrower, and this provision shall not apply to covered loans held or serviced by Community Bank for less than 90 days; and

      - Community Bank shall verify that each mortgage broker with whom it does business in connection with covered loans holds the required license to engage in business in Pennsylvania.

A borrower or group of borrowers can institute a civil action to recover damages from Community Bank if it engages in the above practices with respect to a covered loan. Moreover, the Pennsylvania Department of Banking can impose monetary penalties, revoke a license, issue a cease and desist order, and/or remove persons from their employment in the mortgage finance industry or in any other capacity related to these prohibited activities.

SALES OF INSURANCE

On April 1, 2001, our federal banking regulatory agencies finalized their consumer protection rules with respect to the retail sale of insurance products by the Company, Community Bank, or a subsidiary or joint venture of the Company or Community Bank. These rules generally cover practices, solicitations, advertising or offers of any insurance product by a depository institution or any person that performs such activities at an office of, or on behalf of, the Company or Community Bank. Moreover, these rules include specific provisions relating to sales practices, disclosures and advertising, the physical separation of banking and nonbanking activities, and domestic violence discrimination.

COMMUNITY BANK

Community Bank's legal headquarters is located at 125 North State Street, Clarks Summit, Lackawanna County, Pennsylvania 18411. Community Bank is a commercial bank that seeks to provide personal attention and professional financial assistance to its customers. Community Bank is a locally managed and oriented financial institution established to serve the needs of individuals and small- and medium-sized businesses. Community Bank's business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures and consistently-applied credit policies.

MARKETING AREA

Community Bank's primary market area comprises Lackawanna, Susquehanna, Wayne and Wyoming counties located in the Northeast corner of the Commonwealth of Pennsylvania. The largest municipality in this market area is the City of Scranton with a population of approximately 76.4 thousand based upon 2000 census data. There are no Community Bank branches located within the City of Scranton. All of the branches are located outside of Scranton in rural or small-town settings. See Item 2 in this report for a description of the location of each branch office.

Community Bank competes with 17 commercial banks, three thrift institutions and 19 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers. Consumer, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

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

Our remaining banking centers are described as follows:

                                                                                                APPROXIMATE
                  LOCATION                                       TYPE OF OWNERSHIP             SQUARE FOOTAGE
                  --------                                       -----------------             --------------
61 Church Street, Montrose, PA                                         Owned                        3,500
Route 106, Clifford, PA                                                Owned                        1,300
Route 6 West, Tunkhannock, PA                                          Owned                        3,500
Route 29, Eaton Township, PA                                          Leased                        2,175
Route 307, Lake Winola, PA                                            Leased                        1,250
Route 6, Eynon, PA                                                    Leased                        1,850
97 College Avenue, Factoryville, PA                                    Owned                        1,850
125 North State Street, Clarks Summit, PA                              Owned                        3,860
57 Main Street, Nicholson, PA                                          Owned                        6,000
1601 Main Street, Dickson City, PA                                     Owned                        5,330
521 Main Street, Forest City, PA                                       Owned                        7,100
347 Main Street, Simpson, PA                                           Owned                        5,500
37 Dundaff Street, Carbondale, PA                                      Owned                        4,300
Lake Como Road, Lakewood, PA                                          Leased                          900

We are planning to construct new premises for our Clifford and Factoryville banking centers. We consider our remaining banking centers to be suitable and adequate for our current and immediate future purposes.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

We had 1,109 stockholders of record, including individual participants in security position listings, and 1,964,549 shares of common stock, par value of $0.33 per share, the only authorized class of common stock outstanding as of March 15, 2002. Our common stock trades on The NASDAQ Stock Market(R) as CommBcp under the symbol "CCBP." The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2001 and 2000 are summarized in the following table:

                                                           Dividends
2001:                           High          Low          Declared
-----                           ----          ---          --------
First quarter                  $32.00        $25.00          $0.18
Second quarter                  30.85         26.00           0.18
Third quarter                   31.00         26.00           0.19
Fourth quarter                 $32.00        $26.50          $0.19

                                                           Dividends
2000:                           High          Low          Declared
-----                           ----          ---          --------
First quarter                  $40.50        $33.25          $0.17
Second quarter                  35.50         27.25           0.17
Third quarter                   27.50         25.13           0.18
Fourth quarter                 $30.75        $25.38          $0.18

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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

DIRECTORS

At December 31, 2001, we had thirteen directors. Our directors are elected at each annual meeting of stockholders for a one-year term and until their successors are elected and qualified.

The following information is presented for each of our current directors, all of who have been nominated to become a director at our 2002 Annual Stockholders Meeting.

                                 AGE AS OF                                                                   DIRECTOR
          NAME                 MARCH 15, 2002       PRINCIPAL OCCUPATION FOR PAST FIVE YEARS                  SINCE
          ----                 --------------       ----------------------------------------                  -----
David L. Baker                       56           Senior Vice President of Community Bank,                     1988
                                                  President and Chief Executive Officer of
                                                  Comm Bancorp, Inc. and Community Bank from
                                                  1997 to 2000.

Thomas M. Chesnick                   67           Retired. Vice President of Community Bank                    2000
                                                  from 1997 to 1999.

William F. Farber, Sr.               64           President and Chief Executive Officer of                     1983
                                                  Comm Bancorp, Inc. and Community Bank since
                                                  2001. Retired from 1999 to 2000. President
                                                  of Farber's Restaurants from 1997 to 1998.

Judd B. Fitze                        50           Partner in Farr, Davis & Fitze, a law firm.                  1995

John P. Kameen                       60           Publisher of The Forest City News.                           1983

William A. Kerl                      65           President of Carbondale Concrete Company,                    2000
                                                  Inc. and Kerl Coal, Oil & Trucking Company,
                                                  Inc.

Erwin T. Kost                        58           President of Kost Tire Distributors, Inc.                    1997

William B. Lopatofsky                70           Retired.                                                     1983

Robert A. Mazzoni                    53           Judge of the Court of Common Pleas of                        2000
                                                  Lackawanna County since July 25, 2001.
                                                  Partner in Mazzoni & Karam, a law firm,
                                                  from 1997 to July 24, 2001.

J. Robert McDonnell                  66           Owner of McDonnell's Restaurant.                             1983

Joseph P. Moore, III(1)              50           President of J.J. Motors, Inc., an                           2000
                                                  automobile dealership.

Theodore W. Porosky                  54           Owner of Porosky Lumber Company.                             1997

Eric G. Stephens                     50           Auto Dealer, H.L. Stephens & Son,                            1988
                                                  an automobile dealership.

(1) A son of Joseph P. Moore, Jr., who is a director of Community Bank and owns beneficially more than five percent of our common stock.

PRINCIPAL OFFICERS

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report.

The following information is presented for our principal officers:

                                                                                                                     AGE AS OF
                           NAME AND POSITION                              HELD SINCE        EMPLOYEE SINCE        MARCH 15, 2002
                           -----------------                              ----------        --------------        --------------
William R. Boyle                                                             2001                2001(1)                42
Senior Vice President and Chief Credit Officer

William F. Farber, Sr.                                                       1983                2001                   64
Chairman, President and Chief Executive Officer(2)

John P. Kameen                                                               1996                (3)                    60
Secretary

J. Robert McDonnell                                                          1983                (3)                    66
Vice Chairman

Scott A. Seasock                                                             1989                1989                   44
Executive Vice President and Chief Financial Officer

(1)   An employee of Community Bank since 1984 as Vice President.

(2)   Chairman since 1983, President and Chief Executive Officer since 2001.

(3)   Not our employee or an employee of Community Bank.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers and directors and "beneficial owners" of more than 10.0 percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Stock Market(R) pursuant to
Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2001.

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

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM COMPENSATION
                                                                                     ------------------------------
                                                   ANNUAL COMPENSATION                     AWARDS          PAYOUTS
                                  ------------------------------------------------   ------------------------------
                                                                     OTHER ANNUAL              RESTRICTED     LTIP      ALL OTHER
        NAME AND POSITION                   SALARY       BONUS       COMPENSATION    OPTIONS      STOCK     PAYOUTS   COMPENSATION
                                   YEAR       ($)         ($)           ($)(4)         (#)         (#)        ($)          ($)
-----------------------------      ----   ----------   ---------     ------------    -------   ----------   -------   ------------
William F. Farber, Sr.             2001    95,000(2)   11,500(3)          -0-          -0-         -0-        -0-          -0-
President and                      2000    60,000(2)    1,500(3)          -0-          -0-         -0-        -0-          -0-
Chief Executive Officer (1)        1999    48,000(2)    1,500(3)          -0-          -0-         -0-        -0-          -0-

Scott A. Seasock                   2001   100,091      12,000           2,344(5)       -0-         -0-        -0-          -0-
Executive Vice President           2000    97,496      11,400           2,589(5)       -0-         -0-        -0-          -0-
and Chief Financial Officer        1999    94,345      11,400           1,696(5)       -0-         -0-        -0-          -0-

(1) Mr. Farber was appointed President and Chief Executive Officer of Comm Bancorp, Inc. and Community Bank effective January 1, 2001.

(2)   Includes director fees of $60,000 in 2001 and 2000 and $48,000 in 1999.

(3)   Includes director bonus of $1,500 in 2001, 2000 and 1999.

(4) Aggregate perquisites and other personal benefits were less than 10.0 percent of the salary and bonus reported, and therefore, need not be presented.

(5) Represents the contribution Community Bank made on behalf of Mr. Seasock pursuant to the profit sharing plan.

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

The compensation of top executives is reviewed and approved annually by the Board of Directors. The top executives whose compensation is determined by this committee include the Chief Executive Officer and all other executive management. As a guideline for review in determining base salaries, this committee uses information comprised from a Pennsylvania bank peer group. This bank peer group is different from the peer group utilized for the performance chart. The Pennsylvania bank peer group have been utilized because of common industry issues and competition for the same executive talent group.

EXECUTIVE COMPENSATION

The Board of Directors has determined that the 2001 compensation for the President and Chief Executive Officer of $106,500 and the Executive Vice President and Chief Financial Officer of $112,091 were appropriate in light of our 2001 performance accomplishments. There is no direct correlation, however, between such compensation and our performance, nor is there any weight given by the Executive Compensation Committee to any specific individual criteria. Such 2001 compensation was based on the Executive Compensation Committee's subjective determination after review of all information that it deemed relevant.

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

                Submitted by the Executive Compensation Committee

                                  Judd B. Fitze
                                 John P. Kameen
                                  Erwin T. Kost
                               J. Robert McDonnell
                                Eric G. Stephens

ESTIMATED RETIREMENT BENEFITS

Community Bank has a profit sharing plan, which covers all employees who have completed 1,000 hours of service, attained twenty-one (21) years of age and have been employed by Community Bank for at least one year. Normal retirement age is sixty-five (65). The normal retirement benefit is the accumulated account balance of annual contributions, investment income and forfeitures. The annual contribution is determined by the Board of Directors. Contributions are allocated to each participant based on a pro- rata share of compensation covered under the plan. Investment income is allocated to each participant based on a pro-rata share of the account balances accumulated at the beginning of the year. Forfeitures are allocated to each participant based on a pro-rata share of compensation covered under the plan. If a participant separates from service prior to retirement, the participant will be entitled to a portion of the profit sharing account based on years of service according to the following schedule:

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

During 2001, $77,626 was allocated among the participants' accounts for the plan. The amount contributed by Community Bank in 2001 to the plan for Mr. Seasock was $2,344. There was no amount contributed to the plan in 2001 for Mr. Farber. Mr. Seasock has fifteen (15) years of credited service under the plan.

EXECUTIVE EMPLOYMENT AGREEMENTS

During 2001, we entered into written employment agreements with Scott A. Seasock, Executive Vice President and Chief Financial Officer, and William R. Boyle, Senior Vice President and Chief Credit Officer. Mr. Seasock's initial annual salary was $97,985. Mr. Boyle's initial annual salary was $72,020. These agreements contain severance payments based upon non-renewal of these agreements or the change of control in Comm Bancorp, Inc. or Community Bank.

With respect to salary and benefits, both of these agreements contain the following same provisions:

      - salary will be annually reviewed and increased based on performance, but such increase shall be no less than the North-Eastern Pennsylvania Domestic Consumer Price Index percentage rate;

      -     each officer shall participate in the Executive Bonus Plan; and

      - each officer shall receive the usual and customary benefits for an officer of his rank and status in the banking industry, such as the use of an automobile, participation in a retirement plan, health, disability and life insurances, vacation and reimbursement for business related expenses.

In the event that each of these officers serves at least one full year under his respective employment agreement and we give notice of our intent not to renew the employment agreement, then the affected officer may, at his sole discretion, terminate his employment and receive a severance payment equal to 24 months of his then current salary plus any vested employee benefits.

If a change in control of Comm Bancorp, Inc. or Community Bank has occurred and the officer is terminated by reason of such change in control or for any other good reason, then we or our successor is obligated to pay the terminated officer his then current salary and maintain his long-term disability and medical benefits for a period of 24 months. All other benefits of the officer shall cease upon termination under one of these conditions.

A change of control under these agreements is defined as:

      - a substantial sale or disposition of our or Community Bank's assets or operations;

      - a person holding beneficial ownership of enough shares of our stock to gain majority control of the Board of Directors; or

      - at any time during any 24 consecutive months commencing July 1, 2001, a majority of the directors of Bancorp or Community Bank are persons who were not members of the respective board at the beginning of such period, unless changes in the board's membership were the result of death, voluntary resignation or retirement.

A termination for good reason under these agreements is defined as:

      - without the officer's consent, any assignment of duties other than duties described in the agreement;

      - any removal of the officer from, or failure to re-elect the officer to, his position for cause;

      - any failure to pay the officer his benefits as described in his agreement;

      -     any material breach of the agreement by us or Community Bank; or

      -     a change in control.

FIVE-YEAR PERFORMANCE GRAPH

The following line graph compares the cumulative total stockholder return on our Common Stock, based on the market price change and assumes reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Stock Market(R) (US Companies) and the index for Mid-Atlantic Bank Stocks (Delaware, Maryland, New Jersey, New York, Pennsylvania and Washington, D.C. Companies) during the five-year period ended December 31, 2001. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                             PERFORMANCE GRAPH FOR
                               COMM BANCORP, INC.

            [COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS CHART]

                                                1996        1997        1998        1999        2000        2001
                                               -----       -----       -----       -----       -----       -----
Comm Bancorp, Inc. .....................       100.0       138.5       111.9       158.3       124.7       118.6
The NASDAQ Stock Market(R) (US Companies)      100.0       122.5       172.7       320.9       193.0       153.2
Mid-Atlantic Bank Stocks ...............       100.0       142.1       157.6       200.2       245.3       231.2

NOTES:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indices are reweighed daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.    The index level for all series was set to $100.0 on 12/31/96.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This section describes how much stock our directors, nominees for director and executive officers own. It also describes the persons or entities that own more than 5.0 percent of our voting stock.

STOCK OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

This table indicates the number of shares of our common stock owned by the directors and executive officers as of March 15, 2002. The aggregate number of shares owned by all directors and executive officers is 18.56 percent. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

                                                                     AMOUNT AND NATURE OF
                  NAME OF INDIVIDUAL OR IDENTITY OF GROUP           BENEFICIAL OWNERSHIP(1)         PERCENT OF CLASS
                  ---------------------------------------           -----------------------         ----------------
David L. Baker                                                             14,703.602                      ---
William R. Boyle(2)                                                         1,448.172                      ---
Thomas M. Chesnick                                                         26,463.028                     1.35%
William F. Farber, Sr.                                                    184,020.000                     9.37%
Judd B. Fitze                                                              13,787.535                      ---
John P. Kameen                                                             20,551.991                     1.05%
William A. Kerl                                                            13,911.547                      ---
Erwin T. Kost                                                              10,079.000                      ---
William B. Lopatofsky                                                      26,832.300                     1.37%
Robert A. Mazzoni                                                             100.000                      ---
J. Robert McDonnell                                                        35,139.000                     1.79%
Joseph P. Moore, III                                                          100.000                      ---
Theodore W. Porosky                                                         3,882.761                      ---
Scott A. Seasock(2)                                                         5,031.453                      ---
Eric G. Stephens                                                            8,497.868                      ---
All Directors and Officers as a group                                     364,548.257                    18.56%
(13 Directors, 5 Officers, 15 persons in total)

(12) Includes shares held (i) directly; (ii) jointly with spouse; (iii) by spouse; (iv) jointly with various relatives; (v) by the transfer agent in our dividend reinvestment account; (vi) individually in employee benefit plans; and (vii) in various trusts.

(2)   Executive Officer, not a director.

VOTING STOCK OWNED BY "BENEFICIAL OWNER"

The following are the persons or entities known by us to own beneficially more than 5.0 percent of our common stock as of March 15, 2002.

                         NAME AND ADDRESS                                  NUMBER OF SHARES(1)               PERCENT OF CLASS
                         ----------------                                  -------------------               ----------------
Joseph P. Moore, Jr.                                                           185,935.000                         9.46%
400 Williamson Road
Gladwyne, PA 19035

William F. Farber, Sr.                                                         184,020.000                         9.37%
Crystal Lake Road
R.R.1, Box 1281
Carbondale, PA 18407

(1)   Includes shares held (i) directly and (ii) in various trusts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We encourage our directors and executive officers to have banking and financial transactions with Community Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by Community Bank at December 31, 2001, to our directors and officers as a group, members of their immediate families and companies in which they have a 10.0 percent or more ownership interest was $2.6 million or 6.3 percent of our total consolidated capital accounts. The largest amount for all of these loans in 2001 was $2.7 million or 6.6 percent of our total consolidated capital accounts. During 2001, advances and repayments on these loans were $1.0 million and $0.9 million. These loans did not involve more than the normal risk of collectibility nor did they present any other unfavorable features.

From time to time, we engage Judd B. Fitze to represent us as our attorney. Mr. Fitze is a director of us and Community Bank. Mr. Fitze received $6,600 in 2001 for his legal services on our behalf.

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

(b)   Reports on Form 8-K:

We filed no current reports on Form 8-K during the quarter ended December 31, 2001.

(c)   Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation SK               Description of Exhibit
-------------------------               ----------------------
            2                                   None.
            3(i)                                None.
            3(ii)                       Bylaws, amended as of February
                                        23, 2001, incorporated by
                                        reference at Exhibit 3(ii) to
                                        the Form 10-K for the year
                                        ended December 31, 2001.
            4                                   None.
            9                                   None.
           10                                   None.
           11                                   None.
           12                                   None.
           13                           Portions of the Annual Report
                                        to Stockholders for Fiscal Year
                                        Ended December 31, 2001.
           16                                   None.
           18                                   None.
           21                           List of Subsidiaries.
           22                                   None.
           23                                   None.
           24                                   None.
           99                                   None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.
(Registrant)


BY: /s/ William F. Farber, Sr.                               March 20, 2002
    -----------------------------------
    William F. Farber, Sr.,
    President and Chief Executive Officer
    Chairman of the Board
    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                    Date

/s/ David L. Baker                                     March 20, 2002
--------------------------------------
David L. Baker, Director

/s/ Thomas M. Chesnick                                 March 20, 2002
--------------------------------------
Thomas M. Chesnick, Director

/s/ William F. Farber, Sr.                             March 20, 2002
--------------------------------------
William F. Farber, Sr.,
President and Chief Executive Officer
Chairman of the Board/Director
(Principal Executive Officer)

/s/ Judd B. Fitze                                      March 20, 2002
--------------------------------------
Judd B. Fitze, Director

/s/ Stephanie A. Ganz                                  March 20, 2002
--------------------------------------
Stephanie A. Ganz,
Vice President of Finance
(Principal Accounting Officer)

/s/ John P. Kameen                                     March 20, 2002
--------------------------------------
John P. Kameen, Secretary/Director

/s/ William A. Kerl                                    March 20, 2002
--------------------------------------
William A. Kerl, Director

/s/ Erwin T. Kost                                      March 20, 2002
--------------------------------------
Erwin T. Kost, Director

/s/ William B. Lopatofsky                              March 20, 2002
--------------------------------------
William B. Lopatofsky, Director

/s/ Robert A. Mazzoni                                  March 20, 2002
--------------------------------------
Robert A. Mazzoni, Director

/s/ J. Robert McDonnell                                March 20, 2002
--------------------------------------
J. Robert McDonnell,
Vice Chairman/Director

/s/ Joseph P. Moore, III                               March 20, 2002
--------------------------------------
Joseph P. Moore, III, Director

/s/ Theodore W. Porosky                                March 20, 2002
--------------------------------------
Theodore W. Porosky, Director

/s/ Scott A. Seasock                                   March 20, 2002
--------------------------------------
Scott A. Seasock, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)

/s/ Eric G. Stephens                                   March 20, 2002
--------------------------------------
Eric G. Stephens, Director

                                  EXHIBIT INDEX

ITEM NUMBER                       DESCRIPTION                            PAGE
-----------                       -----------                            ----
     3(ii)          Bylaws                                                47

    13              Portions of the Annual Report to                      67
                    Stockholders for Fiscal Year Ended
                    December 31, 2001

    21              List of Subsidiaries                                 217