Form 10-Q
period 2002-03-31
COMM BANCORP INC
filed 2002-05-15
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002
                               --------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission file number 0-17455
                      --------

                               COMM BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                  23-2242292
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

125 NORTH STATE STREET, CLARKS SUMMIT, PA                    18411
-------------------------------------------      -------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,961,634 at April 30, 2002.

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 MARCH 31, 2002

                                      INDEX

CONTENTS                                                                    PAGE NO.
--------                                                                    --------
PART I. FINANCIAL INFORMATION:

 Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months Ended March 31, 2002 and 2001 ................         3
     Consolidated Balance Sheets - March 31, 2002, and December
      31, 2001 ..........................................................         4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Three Months Ended March 31, 2002 .........................         5
     Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2002 and 2001 .....................................         6
     Notes to Consolidated Financial Statements .........................         7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................         8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk .........................................................         *

PART II. OTHER INFORMATION:

  Item 1: Legal Proceedings .............................................        44

  Item 2: Changes in Securities and Use of Proceeds .....................        44

  Item 3: Defaults Upon Senior Securities ...............................        44

  Item 4: Submission of Matters to a Vote of Security Holders ...........        44

  Item 5: Other Information .............................................        44

  Item 6: Exhibits and Reports on Form 8-K ..............................        44

  SIGNATURES ............................................................        45

  Exhibit Index .........................................................         *

*     Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                             2002           2001
                                                                             ----------     ----------
INTEREST INCOME:
Interest and fees on loans:
  Taxable ..............................................................     $    5,767     $    6,115
  Tax-exempt ...........................................................            168             94
Interest and dividends on investment securities available-for-sale:
  Taxable ..............................................................          1,023            710
  Tax-exempt ...........................................................            512            316
  Dividends ............................................................             22             31
Interest on federal funds sold .........................................             23            304
                                                                             ----------     ----------
    Total interest income ..............................................          7,515          7,570
                                                                             ----------     ----------
INTEREST EXPENSE:
Interest on deposits ...................................................          3,180          3,913
Interest on long-term debt .............................................                             1
                                                                             ----------     ----------
    Total interest expense .............................................          3,180          3,914
                                                                             ----------     ----------
    Net interest income ................................................          4,335          3,656
Provision for loan losses ..............................................            370            180
                                                                             ----------     ----------
    Net interest income after provision for loan losses ................          3,965          3,476
                                                                             ----------     ----------

NONINTEREST INCOME:
Service charges, fees and commissions ..................................            774            562
Net gains on sale of loans .............................................            185             21
                                                                             ----------     ----------
    Total noninterest income ...........................................            959            583
                                                                             ----------     ----------

NONINTEREST EXPENSE:
Salaries and employee benefits expense .................................          1,581          1,289
Net occupancy and equipment expense ....................................            451            413
Other expenses .........................................................          1,240            918
                                                                             ----------     ----------
    Total noninterest expense ..........................................          3,272          2,620
                                                                             ----------     ----------
Income before income taxes .............................................          1,652          1,439
Provision for income tax expense .......................................            338            369
                                                                             ----------     ----------
    Net income .........................................................          1,314          1,070
                                                                             ----------     ----------

OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on investment securities available-for-sale ...             29            502
Income tax expense related to other comprehensive income ...............             10            171
                                                                             ----------     ----------
    Other comprehensive income, net of income taxes ....................             19            331
                                                                             ----------     ----------
    Comprehensive income ...............................................     $    1,333     $    1,401
                                                                             ==========     ==========

PER SHARE DATA:
Net income .............................................................     $     0.67     $     0.54
Cash dividends declared ................................................     $     0.20     $     0.18
Average common shares ..................................................      1,972,675      1,987,001

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              MARCH 31,     DECEMBER 31,
                                                                                                2002            2001
                                                                                              ---------     ------------
ASSETS:
Cash and due from banks ...............................................................        $  7,531        $ 13,934
Federal funds sold ....................................................................           8,400
Investment securities available-for-sale ..............................................         114,437         120,357
Loans held-for-sale, net ..............................................................           1,648           1,885
Loans, net of unearned income .........................................................         314,056         310,322
  Less: allowance for loan losses .....................................................           3,457           3,220
                                                                                               --------        --------
Net loans .............................................................................         310,599         307,102
Premises and equipment, net ...........................................................          10,086           9,702
Accrued interest receivable ...........................................................           2,357           2,483
Other assets ..........................................................................           3,962           4,895
                                                                                               --------        --------
    Total assets ......................................................................        $459,020        $460,358
                                                                                               ========        ========

LIABILITIES:
Deposits:
  Noninterest-bearing .................................................................        $ 46,776        $ 45,079
  Interest-bearing ....................................................................         367,765         371,126
                                                                                               --------        --------
    Total deposits ....................................................................         414,541         416,205
Accrued interest payable ..............................................................           1,781           1,879
Other liabilities .....................................................................           1,287           1,426
                                                                                               --------        --------
    Total liabilities .................................................................         417,609         419,510
                                                                                               --------        --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 March 31, 2002, 1,964,549 shares; December 31, 2001, 1,976,541 shares ................             649             652
Capital surplus .......................................................................           6,404           6,396
Retained earnings .....................................................................          33,684          33,145
Accumulated other comprehensive income ................................................             674             655
                                                                                               --------        --------
    Total stockholders' equity ........................................................          41,411          40,848
                                                                                               --------        --------
    Total liabilities and stockholders' equity ........................................        $459,020        $460,358
                                                                                               ========        ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   ACCUMULATED
                                                                                                         OTHER           TOTAL
                                                      COMMON         CAPITAL         RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                                       STOCK         SURPLUS         EARNINGS           INCOME          EQUITY
                                                      ------         -------         --------    -------------   -------------
BALANCE, DECEMBER 31, 2001 .......................     $ 652         $ 6,396         $ 33,145            $ 655        $ 40,848
Net income .......................................                                      1,314                            1,314
Dividends declared: $0.20 per share ..............                                       (393)                            (393)
Dividend reinvestment plan: 1,581 shares issued ..         1              49                                                50
Repurchase and retirement: 13,573 shares .........        (4)            (41)            (382)                            (427)
Net change in other comprehensive income .........                                                          19              19
                                                       -----         -------         --------            -----        --------
BALANCE, MARCH 31, 2002 ..........................     $ 649         $ 6,404         $ 33,684            $ 674        $ 41,411
                                                       =====         =======         ========            =====        ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                            2002          2001
                                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................     $  1,314      $  1,070
Adjustments:
  Provision for loan losses ............................................          370           180
  Depreciation, amortization and accretion .............................          510           498
  Amortization of loan fees ............................................          (38)          (26)
  Deferred income tax expense ..........................................           73             9
  Gains on sale of foreclosed assets ...................................         (113)           (3)
  Changes in:
    Loans held for sale, net ...........................................          237            (8)
    Accrued interest receivable ........................................          126          (156)
    Other assets .......................................................         (233)           (4)
    Accrued interest payable ...........................................          (98)          135
    Other liabilities ..................................................         (160)         (219)
                                                                             --------      --------
      Net cash provided by operating activities ........................        1,988         1,476
                                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of investment securities available-for-sale ...        7,213         7,296
Purchases of investment securities available-for-sale ..................       (1,475)      (23,874)
Proceeds from sale of foreclosed assets ................................        1,177           269
Net decrease (increase) in lending activities ..........................       (3,874)        4,234
Purchases of premises and equipment ....................................         (615)         (131)
                                                                             --------      --------
      Net provided by (used in) investing activities ...................        2,426       (12,206)
                                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts ..........           56         2,572
  Time deposits ........................................................       (1,720)        5,432
Payments on long-term debt .............................................                        (36)
Proceeds from the issuance of common shares ............................           50            53
Repurchase and retirement of common shares .............................         (427)         (129)
Cash dividends paid ....................................................         (376)         (357)
                                                                             --------      --------
      Net cash provided by (used in) financing activities ..............       (2,417)        7,535
                                                                             --------      --------
      Net increase (decrease) in cash and cash equivalents .............        1,997        (3,195)
      Cash and cash equivalents at beginning of year ...................       13,934        37,419
                                                                             --------      --------
      Cash and cash equivalents at end of period .......................     $ 15,931      $ 34,224
                                                                             ========      ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest .............................................................     $  3,278      $  3,779
  Income taxes .........................................................
Noncash items:
  Transfers of loans to foreclosed assets ..............................           45           237
  Unrealized gains on investment securities available-for-sale .........     $    (19)     $   (331)

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries: Community Bank & Trust Company, including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation; and Comm Realty Corporation (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in the consolidation. Prior-period amounts are reclassified when necessary to conform with the current year's presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

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

      -     General economic conditions;

      -     Loan type;

      - Creditworthiness and debt servicing capacity of the borrower over the term of the loan; and

      -     The value and marketability of the collateral securing the loan.

We maintain an allowance for loan losses based on, among other things:

      -     Historical loan loss experience;

      -     Known inherent risks in the loan portfolio;

      -     Adverse situations that may affect a borrower's ability to repay;

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

      -     The estimated value of any underlying collateral; and

      -     An evaluation of current economic conditions.

We currently believe that the allowance for loan losses is adequate, but we cannot assure that nonperforming loans will not increase in the future.

To a certain extent, our success depends upon the general economic conditions in the geographic market that we serve. Although we expect economic conditions in our market area to improve, assurance cannot be given that this improvement will occur. Further adverse changes to economic conditions would likely impair loan collections and may have a materially adverse effect on the consolidated results of operations and financial position.

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

OPERATING ENVIRONMENT:

In the first quarter of 2002, the United States economy began recovering from the recession that occurred at the end of last year. Driven by solid consumer and governmental spending and strong residential investment, the gross domestic product ("GDP"), the value of all goods and services produced in the United States, grew at an ardent 5.8 percent in the first quarter. Personal consumption grew at an annual pace of 3.5 percent, while governmental spending rose 7.9 percent. Residential investment increased 15.7 percent after declining 7.5 percent in the previous quarter. Business investment, which was the root of the recession, fell once again, however to a much lesser extent. Inflation remained extremely low, increasing only 0.3 percent in March of 2002. Despite the strong GDP, economic worries are far from over. As long as inflationary pressures remain low, the Federal Open Market Committee ("FOMC") indicated that unless business investment surged, interest rates would likely stay at current levels throughout the summer. The federal funds rate remained at the 40-year low of
1.75 percent for the first quarter of 2002.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REVIEW OF FINANCIAL POSITION:

Total assets at March 31, 2002, were $459.0 million, a slight decrease of $1.4 million from $460.4 million at December 31, 2001. Cyclical changes in deposit volumes primarily caused the decrease in total assets. The demand for loans recovered slightly in the first quarter of 2002. Loans, net of unearned income, increased $3.8 million to $314.1 million at March 31, 2002, from $310.3 million at year-end 2001. Investment securities, available-for-sale decreased $6.0 million to $114.4 million at the end of the first quarter of 2002, from $120.4 million at December 31, 2001. Due to the lull in deposit gathering activities, repayments from investment securities were used to subsidize the loan growth. Total deposits were $414.5 million at March 31, 2002, a decline of $1.7 million from $416.2 million at December 31, 2001. We had $8.4 million in federal funds sold outstanding at the end of the first quarter. There were no federal funds sold outstanding at year-end 2001. Our asset quality improved from the close of the previous year. Nonperforming assets as a percentage of loans, net of unearned income, equaled 0.91 percent at March 31, 2002 compared to 1.25 percent at December 31, 2001. Our capital position weakened slightly as evidenced by a decrease in the Leverage ratio to 8.6 percent at March 31, 2002, compared to 8.7 percent one year earlier. Stockholders' equity grew $0.6 million to $41.4 million at the close of the first quarter, from $40.8 million at the end of 2001. Net income of $1.3 million was partially offset by net cash dividends declared of $0.3 million and common stock repurchases of $0.4 million.

During the first quarter of 2002, we began construction on two new community banking offices. Our fifteenth office, which will be located in Scranton, Lackawanna County, Pennsylvania, is scheduled to open for business by the end of the second quarter. This branch, located in a predominantly commercial area, will allow for significant business development. Also in the second quarter, we will be opening a satellite branch in Carbondale, Lackawanna County, Pennsylvania. This office will redirect customer traffic from the existing branch in this city, one of our busiest locations, and allow for more efficient and convenient service for customers.

INVESTMENT PORTFOLIO:

At March 31, 2002, investment securities available-for-sale totaled $114.4 million, a decrease of $6.0 million from $120.4 million at December 31, 2001. Security repayments and maturities were used to fund loan demand, as deposit gathering activities slowed in the first quarter. Our investments are predominantly comprised of mortgage-backed securities including, short-

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

term collateralized mortgage obligations ("CMOs") of U.S. Government-sponsored agencies, and intermediate-term obligations of states and municipalities. Mortgage-backed securities totaled $69.7 million and represented 60.9 percent of the investment portfolio at March 31, 2002. Tax-exempt state and municipal obligations were $41.8 million and equaled 36.5 percent of the investment portfolio. We utilize the cash flows from repayments of mortgage-backed securities to fund future loan demand and the tax-exempt nature of state and municipal obligations assists us in lowering our tax burden. Investment securities represented 26.1 percent of earning assets at the end of the first quarter of 2002, compared to 27.8 percent at year-end 2001.

The carrying values of the major classifications of available-for-sale securities as they relate to the total investment portfolio at March 31, 2002, and December 31, 2001, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                         MARCH 31,              DECEMBER 31,
                                           2002                     2001
                                    AMOUNT         %         AMOUNT         %
                                   --------     ------      --------     ------
U.S. Government agencies .....     $  1,049       0.92%     $  1,067       0.89%
State and municipals .........       41,753      36.49        41,790      34.72
Mortgage-backed securities ...       69,685      60.89        75,558      62.78
Equity securities ............        1,950       1.70         1,942       1.61
                                   --------     ------      --------     ------
  Total ......................     $114,437     100.00%     $120,357     100.00%
                                   ========     ======      ========     ======

During the first quarter of 2002, we purchased $1.1 million of mortgage-backed securities and $0.4 million of state and municipal obligations. We received a total of $7.2 million in repayments, calls and maturities of investment securities. No securities were sold during the first quarter of 2002.

Investment securities averaged $116.8 million for the first three months of 2002, an increase of $38.2 million or 48.6 percent compared to $78.6 million for the same three months of 2001. The tax-exempt yield on our investment portfolio rose 3 basis points comparing the first quarter of 2002 at 6.32 percent, to 6.29 percent for the same quarter one year ago. In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of an investment portfolio's performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains and losses, whether realized or unrealized. Total return for

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

the investment portfolio weakened slightly for the twelve months ended March 31, 2002 to 6.3 percent compared to 6.9 percent for the twelve months ended December 31, 2001.

The net unrealized holding gain on investment securities improved by $19, net of income taxes of $10, and totaled $674, net of income taxes of $347 at March 31, 2002. The improvement was entirely related to our holdings of state and municipal obligations, as the spread between the yield on an intermediate-term municipal obligation and the ten-year U.S. Treasury tightened at the end of the first quarter of 2002 in comparison to year-end 2001.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at March 31, 2002, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the prevailing statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                         AFTER ONE          AFTER FIVE
                                        WITHIN           BUT WITHIN         BUT WITHIN             AFTER
                                       ONE YEAR          FIVE YEARS          TEN YEARS           TEN YEARS                TOTAL
                                       --------          ----------          ---------           ---------                -----
MARCH 31, 2002                    AMOUNT     YIELD    AMOUNT    YIELD    AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT      YIELD
                                  ------     -----    ------    -----    ------     -----     ------     -----     ------      -----
Amortized cost:
U.S. Government agencies ....                        $ 1,006    6.20%                                             $  1,006     6.20%
State and municipals ........     $   510    6.61%       970    6.44     $ 8,202    7.81%    $31,687     7.52%      41,369     7.54
Mortgage-backed securities ..      18,371    6.34     40,662    6.06      10,001    5.63         136     6.36       69,170     6.07
Equity securities ...........                                                                  1,871     4.75        1,871     4.75
                                  -------            -------             -------             -------              --------
  Total .....................     $18,881    6.35%   $42,638    6.07%    $18,203    6.61%    $33,694     7.36%    $113,416     6.59%
                                  =======            =======             =======             =======              ========

Fair value:
U.S. Government agencies ....                        $ 1,049                                                      $  1,049
State and municipals ........     $   514                981             $ 8,525             $31,733                41,753
Mortgage-backed securities ..      18,633             41,041               9,874                 137                69,685
Equity securities ...........                                                                  1,950                 1,950
                                  -------            -------             -------             -------              --------
  Total .....................     $19,147            $43,071             $18,399             $33,820              $114,437
                                  =======            =======             =======             =======              ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LOAN PORTFOLIO:

The housing market, bolstered by low mortgage rates, continued to provide support to the weak, but recovering, United States economy. The rate on a 30-year conventional mortgage hovered around 7.00 percent throughout most of the first three months of 2002 and closed the quarter at 7.01 percent, down 6 basis points from year-end. New and existing home sales and housing starts all declined slightly in March 2002, however, the declines followed two months of growth. Despite the decline in March, the housing market in 2002 appears to be keeping up with the record pace of 2001. Annual sales of existing homes averaged
5.37 million at March 31, 2002, an increase of 4.7 percent, compared to 5.13 million for the same period last year. Average annual sales of new homes fell
3.4 percent, however, the average annual number of housing starts rose 2.9 percent.

Loan demand, which was subdued for the majority of 2001, picked up slightly in the first quarter of 2002. Loans, net of unearned income, increased $3.8 million to $314.1 million at March 31, 2002, from $310.3 million at the end of 2001. Commercial lending continued to intensify, as our business strategy focused on the development of commercial relationships, which offset declines in retail lending. Commercial loans and leases, including commercial mortgage loans, increased $17.8 million to $142.2 million at March 31, 2002, from $124.4 million at the end of 2001. Loans for commercial purposes accounted for 45.3 percent of our total portfolio at the end of the first quarter of 2002, compared to 40.1 percent year-end 2001. Residential mortgage loans, including construction loans, declined $11.7 million, while consumer loans decreased $2.3 million. The reduction in residential mortgages was due to the increased activity in our secondary mortgage department, as the majority of mortgages originated are subsequently sold. For the first quarter of 2002, loans averaged $313.9 million, an increase of $18.9 million or 6.4 percent compared to $295.0 million for the same period of 2001. The tax-equivalent yield on the loan portfolio declined 82 basis points to 7.78 percent for the first quarter of 2002, from 8.60 percent for the same quarter of 2001. Interest rates are expected to remain low for the remainder of 2002, as a result we anticipate our loan yields to further decline.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The composition of the loan portfolio at March 31, 2002, and December 31, 2001, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                       MARCH 31,            DECEMBER 31,
                                                         2002                   2001
                                                 AMOUNT        %        AMOUNT        %
                                                --------    ------     --------    ------
Commercial, financial and others............    $ 86,601     27.58%    $ 71,512     23.05%
Real estate:
  Construction..............................       5,313      1.69        5,285      1.70
  Mortgage..................................     186,935     59.52      195,915     63.13
Consumer, net...............................      33,989     10.82       36,346     11.71
Lease financing, net........................       1,218      0.39        1,264      0.41
                                                --------    ------     --------    ------
  Loans, net of unearned income.............     314,056    100.00%     310,322    100.00%
                                                            ======                 ======
Less: allowance for loan losses.............       3,457                  3,220
                                                --------               --------
    Net loans...............................    $310,599               $307,102
                                                ========               ========

We continually examine the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 47.1 percent of the lending portfolio is expected to reprice within the next twelve months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in attempting to reduce IRR in the loan portfolio.

The maturity and repricing information of the loan portfolio by major classification at March 31, 2002, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                        AFTER ONE
                                              WITHIN    BUT WITHIN     AFTER
MARCH 31, 2002                               ONE YEAR   FIVE YEARS   FIVE YEARS     TOTAL
--------------                               --------   ----------   ----------    --------
Maturity schedule:
Commercial, financial and others .......     $ 39,754     $23,597     $ 23,250     $ 86,601
Real estate:
  Construction .........................        5,313                                 5,313
  Mortgage .............................       21,034      57,280      108,621      186,935
Consumer, net ..........................       12,168      18,324        3,497       33,989
Lease financing, net ...................          445         773                     1,218
                                             --------     -------     -------      --------
    Total ..............................     $ 78,714     $99,974     $135,368     $314,056
                                             ========     =======     ========     ========

Repricing schedule:
Predetermined interest rates ...........     $ 32,508     $74,549     $ 91,440     $198,497
Floating or adjustable interest rates ..      115,559                               115,559
                                             --------     -------     --------     --------
    Total ..............................     $148,067     $74,549     $ 91,440     $314,056
                                             ========     =======     ========     ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSET QUALITY:

Nonperforming assets were $2,870 or 0.91 percent of loans, net of unearned income, at March 31, 2002, compared to $3,870 or 1.25 percent at December 31, 2001. The asset quality improvement was due primarily to a reduction in foreclosed assets. We experienced an increase in nonaccrual loans, while accruing loans past due 90 days or more declined.

Nonaccrual loans were $1,408 at March 31, 2002, an increase of $60 from $1,348 at December 31, 2001. The amount of commercial and real estate loans in this category increased, while the amount of consumer loans decreased. Accruing loans past due 90 days or more decreased $41 to $663 at the end of the first quarter compared to $704 at year-end 2001. The amount of commercial and consumer loans in this category decreased while real estate loans and lease financing increased. Foreclosed assets decreased $1,019 to $799 at March 31, 2002, from $1,818 at the end of 2001. One loan of $45 was transferred to foreclosed assets during the first quarter. Three properties with an aggregate carrying value of $1,056 were sold for $1,177, resulting in a net realized gain of $121. Write downs on foreclosed assets, charged to noninterest expense, amounted to $8.

We anticipate the economic conditions in our local market area to remain stable for the remainder of 2002. However, should economic conditions weaken, borrowers' ability to make timely loan payments could be hindered. The possibility exists that these levels could deteriorate should this occur.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning nonperforming assets at March 31, 2002, and December 31, 2001, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                            MARCH 31,    DECEMBER 31,
                                                              2002           2001
                                                            ---------    ------------
NONACCRUAL LOANS:
Commercial, financial and others ....................        $  114         $  113
Real estate:
  Construction ......................................
  Mortgage ..........................................         1,143          1,045
Consumer, net .......................................           151            190
Lease financing, net
                                                             ------         ------
    Total nonaccrual loans ..........................         1,408          1,348
                                                             ------         ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others ....................            61            107
Real estate:
  Construction ......................................
  Mortgage ..........................................           421            372
Consumer, net .......................................           172            225
Lease financing, net ................................             9
                                                             ------         ------
    Total accruing loans past due 90 days or more ...           663            704
                                                             ------         ------
    Total nonperforming loans .......................         2,071          2,052
                                                             ------         ------
Foreclosed assets ...................................           799          1,818
                                                             ------         ------
    Total nonperforming assets ......................        $2,870         $3,870
                                                             ======         ======

Ratios:
Nonperforming loans as a percentage of loans, net ...          0.66%          0.66%
Nonperforming assets as a percentage of loans, net ..          0.91%          1.25%

We perform a systematic analysis of the adequacy of our allowance for loan losses account quarterly. We apply this analysis using the guidance set forth in the following regulatory documents:

      - Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues;"

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

      - Federal Financial Institutions Examination Council ("FFIEC") Interagency Policy Statement, "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions;"

      - Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies;"

      -     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan;"

      - SEC Financial Reporting Release No. 28, "Accounting for Loan Losses by Registrants Engaged in Lending Activities;"

      - Emerging Issues Task Force ("EITF") Topic D-80, "Application of FASB Statements 5 and 114 to a Loan Portfolio;"

      - FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss;" and

      - American Institute of Certified Public Accountants Audit and Accounting Guide, "Banks and Savings Institutions."

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless to whether the allowance is being determined at a higher point or a lower point in the economic cycle. Each quarter, our loan review department identifies those loans to be individually evaluated for impairment and those to be collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan's grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relative range of values based on current conditions.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. As previously mentioned, we employ the FFIEC Interagency Policy Statement and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

the provisions of SFAS No. 114 for loans specifically identified to be individually evaluated for impairment and the requirements of SFAS No. 5 for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

The allowance for loan losses account consists of an allocated element and an unallocated element. The allocated element consists of a specific portion for the impairment of loans individually evaluated under SFAS No. 114, and a formula portion for the impairment of those loans collectively evaluated under SFAS No. 5.

Identified loans individually evaluated for impairment under SFAS No. 114, include:

      -     Loans to borrowers having an aggregate exposure of $500 or more;

      -     Loans that are past due 30 days or more; and

      - Any loans internally classified with a loan review grade of substandard, doubtful, loss or special mention.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. Factors considered by us in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Loans considered impaired under SFAS No. 114 are measured for impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent, is less than the recorded investment in the loan, including accrued interest and net deferred loan fees, we will recognize the impairment by adjusting the allowance for loan losses account through

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

charges to earnings as a provision for loan losses. For identified loans considered not impaired, we determine if these loans share similar risk characteristics with those grouped and collectively evaluated for impairment under SFAS No. 5.

Large groups of smaller-balance homogeneous loans and those identified loans considered not impaired having similar characteristics as these groups are segregated into major pools and are collectively evaluated, on a pool-by-pool basis, for impairment under SFAS No. 5. Impairment for each of the major loan pools is determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using the loss migration method plus a qualitative factor, which adjusts the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. The historical loss factor is based on the ratio of net loans charged-off to loans, net of unearned income. These historical loss percentages are updated quarterly and are based on the average actual amount of loans in each pool that resulted in loss over the past eight quarters. We add to these historical loss factors a qualitative factor that represents a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include:

      - Changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery policies;

      -     Changes in the composition and volume of the portfolio;

      -     Changes in national, local and industry conditions;

      - Changes in the volume of classified loans, including past due, nonaccrual, troubled debt restructuring and other loan modifications;

      -     Changes in the levels of, and trends in, charge-offs and recoveries;

      - The existence and effect of any concentrations of credit and changes in the level of such concentrations;

      - Changes in the experience, ability, and depth of lending management and other relevant staff;

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

      - Changes in the quality of the loan review system and the degree of oversight by the board of directors; and

      - The effect of external factors such as competition and legal and regulatory requirements.

Loans identified to be collectively evaluated for impairment are separated into three major pools in order to determine applicable loss factors. These pools include:

      - Identified loans individually evaluated but considered not impaired that share risk characteristics with other collectively evaluated loans having a internal loan grading classification of substandard or special mention;

      - Identified loans individually evaluated but considered not impaired that share risk characteristics with other collectively evaluated loans having a internal loan grading classification of superior, satisfactory, marginal or watch; and

      - Identified loans to be collectively evaluated for impairment and not having an internal loan grading classification.

Specifically, we apply loss factors to identified loans individually evaluated but considered not impaired that share risk characteristics with other collectively evaluated loans having an internal loan grading classification of substandard or special mention based on actual historical loss experience over the latest eight quarters, adjusted for current environmental risks for our portfolio of loans having these loan grading classifications. Loss factors applied to identified loans individually evaluated but considered not impaired that share risk characteristics with other collectively evaluated loans having an internal loan grading classification of superior, satisfactory, marginal or watch are based on actual historical loss experience and current environmental factors for our portfolio of loans having these loan grading classifications. Loans collectively evaluated under SFAS No. 5 and not internally classified are applied a loss factor based on the actual historical loss experience and current environmental conditions for the overall loan portfolio. The loss factors for these pools are further defined for the major classifications of loans including:

      -     Commercial, financial and others;

      -     Real estate-construction;

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

      -     Real estate-mortgage;

      -     Consumer; and

      -     Lease financing.

The unallocated element is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using the above impairment evaluation methodology due to limitations in the process. One such limitation is the imprecision of accurately estimating the impact current economic conditions will have on historical loss rates. Variations in the magnitude of the impact may cause estimated credit losses associated with the current portfolio to differ from historical loss experience, resulting in an allowance that is higher or lower than the anticipated level. We establish the unallocated element of the allowance by considering a number of environmental risks similar to the ones used for determining the qualitative factors. We continuously monitor trends in historical and qualitative factors, including trends in the volume, composition, and credit quality of the portfolio. We utilize these trends to evaluate the reasonableness of the unallocated element.

We monitor the adequacy of the allocated portion of the allowance quarterly and adjust the allowance for any deficiencies through normal operations. This self-correcting mechanism reduces potential differences between estimates and actual observed losses. In addition, the unallocated portion of the allowance is examined quarterly to ensure that it remains relatively constant in relation to the total allowance unless there are changes in the related criteria that would indicate a need to either increase or decrease it. The determination of the allowance for loan loss level is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, we cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required resulting in an adverse impact on operating results.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning impaired loans at March 31, 2002, and December 31, 2001, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                          MARCH 31,    DECEMBER 31,
                                                            2002           2001
                                                          ---------    ------------
NONACCRUAL LOANS:
Commercial, financial and others ..................        $  114         $  113
Real estate:
  Construction ....................................
  Mortgage ........................................         1,143          1,045
Consumer, net .....................................           151            190
Lease financing, net ..............................
                                                           ------         ------
    Total nonaccrual loans ........................         1,408          1,348
                                                           ------         ------

ACCRUING LOANS:
Commercial, financial and others ..................           120            407
Real estate:
  Construction ....................................
  Mortgage ........................................           294             65
Consumer, net .....................................           178            125
Lease financing, net ..............................             9
                                                           ------         ------
    Total accruing loans ..........................           601            597
                                                           ------         ------
    Total impaired loans ..........................        $2,009         $1,945
                                                           ======         ======

Ratio:
Impaired loans as a percentage of loans, net ......          0.64%          0.63%

Information relating to the recorded investment in impaired loans at March 31, 2002 and December 31, 2001, is summarized as follows:

                                                     MARCH 31,         DECEMBER 31,
                                                       2002                2001
                                                     ---------         ------------
Impaired loans:
With a related allowance ...............              $1,044              $  910
With no related allowance ..............                 965               1,035
                                                      ------              ------
  Total ................................              $2,009              $1,945
                                                      ======              ======

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The analysis of changes affecting the allowance for loan losses related to impaired loans for the quarter ended March 31, 2002, is summarized as follows:

                                                                MARCH 31,
                                                                   2002
                                                                ---------
Balance at January 1 .....................................         $403
Provision for loan losses ................................          163
Loans charged-off ........................................          124
Loans recovered ..........................................            2
                                                                   ----
Balance at period-end ....................................         $444
                                                                   ====

Interest income on impaired loans that would have been recognized had the loans been current, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 2002 and 2001, are summarized as follows:

THREE MONTHS ENDED MARCH 31                                   2002         2001
                                                             ------       ------
Gross interest due under terms .......................       $   42       $   37
Interest income recognized ...........................           22           20
                                                             ------       ------
Interest income not recognized .......................       $   20       $   17
                                                             ======       ======

Interest income recognized (cash-basis) ..............       $   22       $   20

Average recorded investment in impaired loans ........       $1,975       $1,679

Cash received on impaired loans applied as a reduction of principal totaled $172 for the quarter ended March 31, 2002, and $29 for the same period of 2001. There were no commitments to extend additional funds to such parties at March 31, 2002.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The allocation of the allowance for loan losses at March 31, 2002 and December 31, 2001, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                    MARCH 31,                  DECEMBER 31,
                                                      2002                         2001
                                              --------------------         --------------------
                                                          CATEGORY                     CATEGORY
                                                              AS A                         AS A
                                                              % OF                         % OF
                                              AMOUNT         LOANS         AMOUNT         LOANS
                                              ------      --------         ------      --------
Allocated allowance:
Specific:
Commercial, financial and others .....        $  182          0.08%        $  174          0.17%
Real estate:
  Construction .......................
  Mortgage ...........................           146          0.46            135          0.36
Consumer, net ........................           107          0.10             94          0.10
Lease financing, net .................             9          0.00
                                              ------        ------         ------        ------
    Total specific ...................           444          0.64            403          0.63
                                              ------        ------         ------        ------

Formula:
Commercial, financial and others .....           726         27.50          1,433         22.88
Real estate:
  Construction .......................                        1.69                         1.70
  Mortgage ...........................           787         59.06            800         62.77
Consumer, net ........................           508         10.72            452         11.61
Lease financing, net .................             1          0.39                         0.41
                                              ------        ------         ------        ------
    Total formula ....................         2,022         99.36          2,685         99.37
                                              ------        ------         ------        ------
    Total allocated allowance ........         2,466        100.00%         3,088        100.00%
                                                            ======                       ======
Unallocated allowance ................           991                          132
                                              ------                       ------
    Total allowance for loan losses ..        $3,457                       $3,220
                                              ======                       ======

The allocated allowance was $2,466 at March 31, 2002, a decrease of $622 from $3,088 at December 31, 2001, which primarily resulted from a decrease in the formula portion for impairment of loans collectively evaluated under SFAS No. 5. The reduction in the formula portion occurred as a result of a decline in historical loss percentages for the past eight quarters for commercial loan pools collectively evaluated for impairment having an internal loan grading classification of substandard or special mention.

The unallocated portion of the allowance for loan losses increased to $991 at the end of the first quarter of 2002, from $132 at year-end 2001. Regulatory agencies, as an integral part of their routine annual examination process, review and make an assessment on the adequacy of the allowance for

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

loan losses account. The regulators applied arbitrary loss factors as defined in the December 21, 1993, FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses in order to quantify the adequacy of the allowance account. The regulators applied loss factors of 100.0 percent for loans classified as loss, 50.0 percent for loans classified as doubtful, 15.0 percent for loans classified as substandard and 0.75 percent for portions of the portfolio that had not been classified. The most recent regulatory examination report delivered to us on April 19, 2002, required us to recognize an addition of $500 to our allowance account by October 15, 2002. During the quarter ended March 31, 2002, we recognized $250 of the required adjustment, which increased the unallocated portion of the allowance for loan losses. As stated previously in our December 31, 2001, Annual Report on Form 10-K, we performed a comprehensive assessment of our existing methodology in the final quarter of 2001 and made corresponding changes to the calculation in order to better comply with newly issued guidance. The recently adopted methodology was reviewed as part of the latest examination and was deemed satisfactory by the examiners. The remaining $609 of the increase in the unallocated portion of the allowance for loan losses account is deemed appropriate due to the significant increase in the level of commercial loans in the portfolio, which inherently carry a higher degree of risk.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 2002, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                       MARCH 31,
                                                                          2002
                                                                       ---------
Allowance for loan losses at beginning of period ...................     $3,220
Loans charged-off:
Commercial, financial and others ...................................         11
Real estate:
  Construction .....................................................
  Mortgage .........................................................         18
Consumer, net ......................................................        123
Lease financing, net
                                                                         ------
    Total ..........................................................        152
                                                                         ------

Loans recovered:
Commercial, financial and others ...................................          2
Real estate:
Construction .......................................................
  Mortgage .........................................................          3
Consumer, net ......................................................         14
Lease financing, net ...............................................
                                                                         ------
    Total ..........................................................         19
                                                                         ------
Net loans charged-off ..............................................        133
                                                                         ------
Provision charged to operating expense .............................        370
                                                                         ------
Allowance for loan losses at end of period .........................     $3,457
                                                                         ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding .       0.17%
Allowance for loan losses as a percentage of period end loans ......       1.10%

The allowance for loan losses was $3,457 and equaled 1.10 percent of loans, net of unearned income, at March 31, 2002. At December 31, 2001, the allowance equaled $3,220 or 1.04 percent of loans, net of unearned income. The provision for loan losses exceeding net loans charged-off caused the increase in the allowance for the quarter ended March 31, 2002. The allowance account covered
166.9 percent of nonperforming loans outstanding at March 31, 2002, and 156.9 percent at December 31, 2001. Relative to all nonperforming assets, the allowance covered 120.5 percent at March 31, 2002 and 83.2 percent at December 31, 2001.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $133 or 0.17 percent of average loans outstanding for the first quarter of 2002, compared to $121 or 0.17 percent for the same period last year.

DEPOSITS:

Total deposits decreased $1.7 million to $414.5 million at March 31, 2002, from $416.2 million at December 31, 2001. The decline was attributable to cyclical reductions in deposits, specifically, money market accounts, NOW accounts and time deposits $100 or more of local area school districts. Money market accounts decreased $4.7 million to $22.2 million, from $26.9 million at the end of the respective periods. NOW accounts decreased $2.4 million and large denomination time deposits declined $2.2 million. These reductions were partially offset by increases of $5.4 million in savings accounts, $0.5 million in time deposits less than $100 and $1.7 million in noninterest-bearing accounts.

The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 2002 and 2001, are summarized as follows:

DEPOSIT DISTRIBUTION

                                             MARCH 31,                    MARCH 31,
                                               2002                         2001
                                       --------------------         --------------------
                                        AVERAGE     AVERAGE          AVERAGE     AVERAGE
                                        BALANCE        RATE          BALANCE        RATE
                                       --------     -------         --------     -------
Interest-bearing:
Money market accounts .........        $ 24,234        2.74%        $ 28,428        4.25%
NOW accounts ..................          36,095        1.29           24,711        2.15
Savings accounts ..............          91,409        1.97           72,416        2.58
Time deposits less than $100 ..         187,203        4.69          179,832        5.80
Time deposits $100 or more ....          30,717        3.88           32,136        5.72
                                       --------                     --------
  Total interest-bearing ......         369,658        3.49%         337,523        4.70%
Noninterest-bearing ...........          45,040                       38,458
                                       --------                     --------
  Total deposits ..............        $414,698                     $375,981
                                       ========                     ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Total deposits averaged $414.7 million for the first three months of 2002, an increase of $38.7 million or 10.3 percent, from $376.0 million for the same three months of last year. Average interest-bearing deposits grew $32.1 million or 9.5 percent, while noninterest-bearing deposits rose $6.6 million or 17.1 percent. Contributing to the growth in average interest-bearing deposits was increases of $19.0 million, $11.4 million and $7.3 million in savings accounts, NOW accounts and time deposits less than $100. Partially offsetting these increases were declines of $4.2 million in money market accounts and $1.4 million in time deposits $100 or more. Due to a sustained lower interest rate environment, we experienced a dramatic reduction in our cost of deposits. For the first quarter of 2002, our cost of deposits fell 121 basis points to 3.49 percent, compared to 4.70 percent for the same quarter of 2001. In addition, our cost of funds was 25 basis points lower in comparison to the previous quarter.

Volatile deposits, time deposits in denominations of $100 or more, decreased $2.2 million to $29.6 million at March 31, 2002, from $31.8 million at December 31, 2001. The average cost of these deposits fell a significant 184 basis points to 3.88 percent for the first quarter of 2002 from 5.72 percent for the same quarter of 2001.

Maturities of time deposits $100 or more at March 31, 2002, and December 31, 2001, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                    MARCH 31,    DECEMBER 31,
                                                       2002          2001
                                                    ---------    ------------
Within three months .........................        $10,034        $10,720
After three months but within six months ....          3,695          4,648
After six months but within twelve months ...         10,451         11,619
After twelve months .........................          5,444          4,823
                                                     -------        -------
  Total .....................................        $29,624        $31,810
                                                     =======        =======

MARKET RISK SENSITIVITY:

Market risk is the risk to our earnings or financial position resulting from adverse changes in market rates or prices, such as, interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily IRR associated with our lending, investing and deposit-gathering activities. During the normal course of business, we are not exposed to foreign currency exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

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

INTEREST RATE SENSITIVITY

                                                              DUE AFTER        DUE AFTER
                                                           THREE MONTHS         ONE YEAR
                                          DUE WITHIN         BUT WITHIN       BUT WITHIN       DUE AFTER
MARCH 31, 2002                          THREE MONTHS      TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
                                        ------------      -------------       ----------       ----------    --------
Rate sensitive assets:
Investment securities...............        $  4,881          $  14,266         $ 43,071         $ 52,219    $114,437
Loans held for sale, net............           1,648                                                            1,648
Loans, net of unearned income.......         127,379             20,688           74,549           91,440     314,056
Federal funds sold..................           8,400                                                            8,400
                                            --------          ---------         --------         --------    --------
  Total.............................        $142,308          $  34,954         $117,620         $143,659    $438,541
                                            ========          =========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                          $  22,167                                      $ 22,167
NOW accounts........................                             34,161                                        34,161
Savings accounts....................                                            $ 95,235                       95,235
Time deposits less than $100........        $ 33,551             79,866           72,820         $    341     186,578
Time deposits $100 or more..........          10,034             14,146            5,444                       29,624
                                            --------          ---------         --------         --------    --------
  Total.............................        $ 43,585          $ 150,340         $173,499         $    341    $367,765
                                            ========          =========         ========         ========    ========

Rate sensitivity gap:
  Period............................        $ 98,723          $(115,386)        $(55,879)        $143,318
  Cumulative........................        $ 98,723          $ (16,663)        $(72,542)        $ 70,776    $ 70,776

RSA/RSL ratio:
  Period............................            3.27               0.23             0.68           421.29
  Cumulative........................            3.27               0.91             0.80             1.19        1.19

Our cumulative one-year RSA/RSL ratio improved from 0.77 at March 31, 2001, to
0.91 at March 31, 2002. Both ratios fall within our asset/liability guidelines of 0.70 to 1.30. An increase in the amount of RSA maturing or repricing within one year, over that of RSL maturing or repricing within the same time frame was primarily responsible for the ratio improvement. The amount of RSA maturing or repricing within one year increased $31.2 million from March 31, 2001 to March 31, 2002. The primary factor contributing to the increase in RSA was the amount of loans, net of unearned income, maturing or repricing within one year, which increased $43.2 million. The increase in demand for our commercial lending products directly caused this increase, as these loans predominantly carry adjustable-rate terms. Partially offsetting the increase in loans was a $15.3 million reduction in federal funds sold. Also affecting RSA were

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

increases of $1.7 million in investment securities available-for-sale and $1.6 million in loans held for sale, net. The amount of RSL maturing or repricing within one year also increased, but to a significantly lesser extent. RSL maturing or repricing within this time frame rose $4.9 million. An increase in time deposits less than $100 maturing or repricing within one year of $9.9 million was the primary cause of the increase in RSL.

We experienced an increase in our three-month ratio at March 31, 2002, as compared to one year earlier. At the end of the first quarter of 2002 this ratio equaled 3.27 as compared to 2.19 at March 31, 2001. RSA maturing or repricing within three months rose $31.1 million, however, RSL maturing or repricing within the same period declined $7.2 million. The reasons for the increase in RSA are the same as those explained for the one-year ratio. With regard to RSL, the decrease resulted primarily from a $6.8 million reduction in large denomination time deposits maturing or repricing within three months.

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

Static gap analysis, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position. Variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of our Asset/Liability Management Policy assigns money market and NOW accounts to the "Due after three but within twelve months" repricing interval. In reality, these items may reprice less frequently and in different magnitudes than changes in general interest rate levels.

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

interest rate shocks. Model results at March 31, 2002, produced similar results as those indicated by the one-year static gap position. Specifically, given instantaneous and parallel shifts in general market rates of plus 100 basis points, net interest income should decrease 2.6 percent. Conversely, a similar decline in interest rates would result in a 2.6 percent increase in net interest income. We will attempt to maintain our favorable IRR position through the administration of deposit and loan pricing strategies and the directed reinvestment of loan and investment payments and prepayments.

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

LIQUIDITY:

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of customers and any borrowing requirements. Our principal sources of liquidity are core deposits and loan and investment payments and prepayments. Providing a secondary source of liquidity is our ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we can exercise existing credit arrangements. We manage liquidity daily, thus enabling us to effectively monitor fluctuations in our liquidity position and to adapt the position according to market fluctuations. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis. There are presently no known trends, demands, commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to our liquidity.

Our liquidity position at the end of the first quarter of 2002 weakened in comparison to one year earlier. The weakened position is best illustrated by the change in our net noncore and net short-term noncore funding dependence ratios, which explain the degree of reliance on noncore liabilities to fund long-term assets. At March 31, 2002, our net noncore funding dependence ratio, the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets, was 0.5 percent compared to negative 2.5 percent at March 31, 2001. The net short-term noncore funding

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

dependence ratio, the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, equaled negative 0.8 percent and negative 4.1 percent at March 31, 2002 and 2001. We believe that by maintaining adequate volumes of short-term investments and remaining competitive in pricing our deposits, we can ensure sufficient liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, increased $2.0 million in the first quarter of 2002. Net cash provided by operating activities totaled $2.0 million, which primarily resulted from net income of $1.3 million earned in the first three months of 2002.

For the first quarter of 2002, net cash provided by investing activities equaled $2.4 million. Proceeds from repayments of investment securities of $7.2 million coupled with cash received from the sale of foreclosed assets of $1.2 million were partially offset by a net increase in lending activities of $3.9 million, purchases of investment securities of $1.5 million and acquisitions of premises and equipment of $0.6 million.

Net cash used in financing activities amounted to $2.4 million for the first three months of 2002. A net decrease of $1.7 million in deposit-gathering activities predominantly caused the net cash outflow.

CAPITAL ADEQUACY:

Stockholders' equity increased $0.6 million to $41.4 million at March 31, 2002, from $40.8 million at December 31, 2001. Net income of $1,314 was the primary factor contributing to the capital improvement. Also affecting stockholders' equity were net cash dividends declared of $343, the repurchase of 13,573 shares of common stock for $427 and a net change in other comprehensive income of $19.

Dividends declared for the quarter ended March 31, 2002, were $393 or $0.20 per share. The dividend payout ratio was 29.9 percent and 33.5 percent for the first quarter of 2002 and 2001. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our dividend reinvestment plan allows stockholders to automatically reinvest their dividends in shares of our common stock. During the first quarter of 2002, 1,581 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-weighted assets ratio of 4.0 percent and a total capital to risk-weighted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2002 and 2001. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at March 31, 2002 and 2001, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                                        MINIMUM TO BE WELL
                                                                                                        CAPITALIZED UNDER
                                                                             MINIMUM FOR CAPITAL        PROMPT CORRECTIVE
                                                        ACTUAL                ADEQUACY PURPOSES         ACTION PROVISIONS
                                                        ------                -----------------         -----------------

MARCH 31                                            2002          2001         2002         2001         2002         2001
                                                --------      --------      -------      -------      -------      -------
Basis for ratios:
Tier I capital to risk-weighted assets:
  Consolidated ............................     $ 39,345      $ 36,045      $12,565      $10,973
  Community Bank ..........................       37,612        34,689       12,537       10,946      $18,806      $16,419
Total capital to risk-weighted assets:
  Consolidated ............................       42,802        39,389       25,131       21,946
  Community Bank ..........................       41,069        38,033       25,074       21,892       31,343       27,365
Tier I capital to total average assets
 less intangibles assets:
  Consolidated ............................       39,345        36,045       18,324       16,629
  Community Bank ..........................       37,612        34,689      $18,276      $16,570      $22,846      $20,172

Risk-weighted assets:
  Consolidated ............................      294,950       258,862
  Community Bank ..........................      294,244       258,196
Risk-weighted off-balance sheet items:
  Consolidated ............................       19,187        15,457
  Community Bank ..........................       19,187        15,457
Average assets for Leverage ratio:
  Consolidated ............................      458,097       415,714
  Community Bank ..........................     $456,912      $414,248

Ratios:
Tier I capital as a percentage of risk-
 weighted assets and off-balance sheet
 items:
  Consolidated ............................         12.5%         13.1%         4.0%         4.0%
  Community Bank ..........................         12.0          12.7          4.0          4.0          6.0%         6.0%
Total of Tier I and Tier II capital as a
 percentage of risk-weighted assets and
 off-balance sheet items:
  Consolidated ............................         13.6          14.4          8.0          8.0
  Community Bank ..........................         13.1          13.9          8.0          8.0         10.0         10.0
Tier I capital as a percentage of total
 average assets less intangibles assets:
  Consolidated ............................          8.6           8.7          4.0          4.0
  Community Bank ..........................          8.2%          8.4%         4.0%         4.0%         5.0%         5.0%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our risk-based capital ratios weakened at March 31, 2002, in comparison to the previous year. However, we exceeded all relevant regulatory capital measurements and were considered well capitalized at both March 31, 2002 and 2001. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent.

REVIEW OF FINANCIAL PERFORMANCE:

For the first quarter of 2002, net income totaled $1,314 or $0.67 per share, compared to $1,070 or $0.54 per share for the same quarter of 2001. Greater net interest income, partially offset by higher noninterest expense, primarily caused the improved earnings. Return on average assets and return on average equity were 1.16 percent and 12.80 percent for the three months ended March 31, 2002, compared to 1.04 percent and 11.33 percent for the same three months last year.

NET INTEREST INCOME:

Our principal source of operating income is net interest income. Net interest income is defined as the difference between income, interest and fees, from earning assets, and the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while deposits, short-term borrowings and long-term debt comprise interest-bearing liabilities. Net interest income is impacted by:

      - Variations in the volume, rate and composition of earning assets and interest-bearing liabilities;

      -     Changes in general market rates; and

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                          MARCH 31,
                                                       2002 VS. 2001
                                             ----------------------------------
                                                     INCREASE (DECREASE)
                                                      ATTRIBUTABLE TO
                                             ----------------------------------
                                             TOTAL
                                             CHANGE           RATE       VOLUME
                                             ------           ----       ------
INTEREST INCOME:
Loans:
  Taxable .............................       $(348)       $  (621)       $ 273
  Tax-exempt ..........................         112            (16)         128
Investments:
  Taxable .............................         304                         304
  Tax-exempt ..........................         297             (7)         304
Federal funds sold ....................        (281)          (134)        (147)
                                              -----        -------        -----
    Total interest income .............          84           (778)         862
                                              -----        -------        -----

INTEREST EXPENSE:
Money market accounts .................        (134)           (95)         (39)
NOW accounts ..........................         (16)          (107)          91
Savings accounts ......................         (16)          (147)         131
Time deposits less than $100 ..........        (408)          (519)         111
Time deposits $100 or more ............        (159)          (140)         (19)
Long-term debt ........................          (1)                         (1)
                                              -----        -------        -----
    Total interest expense ............        (734)        (1,008)         274
                                              -----        -------        -----
    Net interest income ...............       $ 818        $   230        $ 588
                                              =====        =======        =====

Tax-equivalent net interest income for the three months ended March 31, 2002 totaled $4,685, an improvement of $818 or 21.2 percent compared to $3,867 for the same quarter of last year. An increase in the volume of average earning assets over that of average interest-bearing liabilities coupled with a positive rate variance was responsible for the improvement.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Average earning assets for the quarter ended March 31, 2002, were $436.1 million an increase $40.4 million compared to $395.7 million for the same quarter of 2001. This resulted in a $862 increase in tax-equivalent interest income due to volume. Partially offsetting this positive volume variance, was a $32.2 million increase in average interest-bearing liabilities, which resulted in a $274 increase in interest expense. Investment securities averaged $38.2 million higher and resulted in additional tax-equivalent interest income of $608. Average loans, net of unearned income rose $18.9 million and caused a $401 positive variance. Partially mitigating the positive affects of loan and investment growth was a negative volume variance of $147 which arose from a $16.7 million decline in average federal funds sold. With regard to average interest-bearing liabilities, 88.3 percent of the rise in interest expense due to volume resulted from increases of $19.0 million in savings accounts and $7.3 million in time deposits less than $100.

The low interest rate environment, sustained throughout most of the previous year, caused dramatic decreases in both our tax-equivalent yield on earning assets and our cost of funds. With regard to the change in tax-equivalent net interest income due to changes in rate, our tax-equivalent yield on earning assets fell 67 basis points and resulted in a reduction to interest income of $778. This negative variance was more than offset by a 121 basis point decline in our cost of funds, which lowered interest expense by $1,008. As a result, our net interest spread widened by 54 basis points to 3.82 percent for the quarter ended March 31, 2002, from 3.28 percent for the same period of last year.

Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin improved significantly, 40 basis points, to 4.36 percent for the first quarter of 2002 from 3.96 percent for the same period of 2001. A slow recovery is expected for the economy, and as a result, the low interest rate environment is expected to continue throughout the remainder of 2002. However, should economic conditions rebound and/or competition in our market area intensify, interest rates could increase. No assurance can be given that net interest income will not be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended March 31, 2002 and 2001, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the prevailing statutory tax rate of
34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                                MARCH 31, 2002                             MARCH 31, 2001
                                                      ---------------------------------          ---------------------------------
                                                                   INTEREST     AVERAGE                       INTEREST    AVERAGE
                                                      AVERAGE      INCOME/      INTEREST         AVERAGE      INCOME/     INTEREST
                                                      BALANCE      EXPENSE        RATE           BALANCE      EXPENSE       RATE
                                                      -------      --------     -------          -------      --------    --------
ASSETS:
Earning assets:
Loans:
  Taxable .......................................    $300,820        $5,767        7.77%        $288,707        $6,115        8.59%
  Tax-exempt ....................................      13,138           254        7.84            6,339           142        9.08
Investments:
  Taxable .......................................      75,463         1,045        5.62           53,443           741        5.62
  Tax-exempt ....................................      41,385           776        7.60           25,197           479        7.71
Federal funds sold ..............................       5,322            23        1.75           21,979           304        5.61
                                                     --------        ------                     --------        ------
    Total earning assets ........................     436,128         7,865        7.31%         395,665         7,781        7.98%
Less: allowance for loan losses .................       3,239                                      3,363
Other assets ....................................      26,600                                     25,212
                                                     --------                                   --------
    Total assets ................................    $459,489                                   $417,514
                                                     ========                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts ...........................    $ 24,234           164        2.74%        $ 28,428           298        4.25%
NOW accounts ....................................      36,095           115        1.29           24,711           131        2.15
Savings accounts ................................      91,409           444        1.97           72,416           460        2.58
Time deposits less than $100 ....................     187,203         2,163        4.69          179,832         2,571        5.80
Time deposits $100 or more ......................      30,717           294        3.88           32,136           453        5.72
Short-term borrowings ...........................          34
Long-term debt ..................................                                                     22             1        7.50
                                                     --------        ------                     --------        ------
    Total interest-bearing liabilities ..........     369,692         3,180        3.49%         337,545         3,914        4.70%
Noninterest-bearing deposits ....................      45,040                                     38,458
Other liabilities ...............................       3,116                                      3,222
Stockholders' equity ............................      41,641                                     38,289
                                                     --------                                   --------
    Total liabilities and stockholders' equity ..    $459,489                                   $417,514
                                                     ========        ------                     ========        ------
    Net interest/income spread ..................                    $4,685        3.82%                        $3,867        3.28%
                                                                     ======                                     ======
    Net interest margin .........................                                  4.36%                                      3.96%

Tax equivalent adjustments:
Loans ...........................................                    $   86                                     $   48
Investments .....................................                       264                                        163
                                                                     ------                                     ------
    Total adjustments ...........................                    $  350                                     $  211
                                                                     ======                                     ======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,359 and $695 for the first quarter of 2002 and 2001 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PROVISION FOR LOAN LOSSES:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. As previously mentioned, we take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio.

The provision for loan losses totaled $370 for the three months ended March 31, 2002, compared to $180 for the same period of 2001. Included in the provision for the first quarter of 2002, was $250 of the $500 adjustment to the allowance for loan losses account required by the examiners in their most recent regulatory examination report issued to us on April 19, 2002. For a further discussion of this adjustment see the section of this Management's Discussion and Analysis entitled "Asset Quality."

NONINTEREST INCOME:

Noninterest income totaled $959 for the three months ended March 31, 2002, an increase of $376 or 64.5 percent compared to $583 for the same period of 2001. The noninterest revenue growth resulted from increases of $212 in service charges, fees and commissions and $164 in net gains from the sale of residential mortgage loans in the secondary market.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Noninterest expense amounted to $3,272 for the first quarter of 2002, an increase of $652 or 24.9 percent from $2,620 for the same quarter of 2001. We experienced increases in all three major expense categories. The increased expenses resulted in a weakening of our productivity and efficiency. A key industry ratio used to measure productivity is the operating efficiency ratio, noninterest expenses less other real estate expenses to net interest income and noninterest income less any nonrecurring gains. Another productivity ratio is the overhead ratio, noninterest expense as a percentage of total average assets. Both ratios deteriorated when comparing the first quarter of 2002 with the same quarter last year. Our efficiency ratio was 62.0 percent and our overhead ratio was 2.9 percent for the quarter ended March 31, 2002. In comparison, for the same period of 2001 these ratios were 61.2 percent and 2.5 percent.

Major components of noninterest expense for the quarters ended March 31, 2002, and March 31, 2001, are summarized as follows:

NONINTEREST EXPENSES

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                                  2002       2001
                                                ------     ------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes ................     $1,337     $1,105
Employee benefits .........................        244        184
                                                ------     ------
  Salaries and employee benefits expense ..      1,581      1,289
                                                ------     ------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense .....................        211        201
Equipment expense .........................        240        212
                                                ------     ------
  Net occupancy and equipment expense .....        451        413
                                                ------     ------

OTHER EXPENSES:
Marketing expense .........................         95         58
Other taxes ...............................        105         96
Stationery and supplies ...................        128         91
Contractual services ......................        361        276
Insurance including FDIC assessment .......         48         41
Other .....................................        503        356
                                                ------     ------
  Other expenses ..........................      1,240        918
                                                ------     ------
    Total noninterest expense .............     $3,272     $2,620
                                                ======     ======

Salaries and employee benefits expense comprise the majority of our noninterest expense. Employee related expenses rose $292 or 22.7 percent to $1,581 for the three months ended March 31, 2002, from $1,289 for the same period of the previous year. The rise in employee costs resulted from the addition of corporate relationship officers and support staff to the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Loan Division, health insurance rate increases and employer matching contributions to the newly formed 401(k) plan.

Net occupancy and equipment expenses totaled $451 for the first quarter of 2002, an increase of $38 or 9.2 percent compared to $413 for first quarter of 2001. Higher software depreciation related to in-house ATM processing and Internet banking primarily accounted for the increase.

For the first three months of 2002, other expenses rose $322 or 35.1 percent to $1,240 compared to $918 for the same three months of last year. The increase in other expenses was caused by higher marketing costs and contractual services.

Recently, the Federal Deposit Insurance Corporation ("FDIC") decided to retain the existing Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") assessment schedules of 0 to 27 basis points per year for the first semiannual assessment period of 2002. According to FDIC statistics:

      - 92.9 percent of all BIF-member institutions and 88.6 percent of SAIF-member institutions are estimated to be listed in the lowest risk category, thus paying no premiums;

      - Only 0.1 percent of BIF-member institutions and 0.2 percent of SAIF-member institutions are estimated to be in the highest risk category, paying a premium of 27 cents per 100 dollars in deposits;

      - The average annual assessment rate is projected to be 15 cents per 100 dollars and 40 cents per 100 dollars for BIF-member and SAIF-member institutions;

      - The FDIC-approved rate schedules are expected to maintain the reserve ratios for both the BIF and SAIF above the Congressional Designated Return Ratio of 1.25 percent through June 30, 2002;

      - At June 30, 2001, the BIF reserve ratio was 1.33 percent and the SAIF reserve ratio was 1.40 percent; and

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

We were included in the 92.9 percent of all BIF-member institutions classified in the well capitalized supervisory risk subgroup at March 31, 2002. Accordingly, we will be exempt from paying a BIF assessment for the second quarter of 2002.

However, along with all banks, we continue to be assessed quarterly for assistance in interest payments on FICO bonds used to capitalize the SAIF. Our assessments were $19 and $17 for the first quarter of 2002 and 2001.

INCOME TAXES:

Income tax expense totaled $338 for the three months ended March 31, 2002, a decline of $31 compared to $369 to the same three months of last year. For the first quarter our effective tax rate improved to 20.5 percent in 2002 from 25.6 percent in 2001. Higher amounts of tax-exempt interest income caused the improvement. Tax-exempt interest income, as a percentage of total interest income, increased to 9.0 percent for the first quarter of 2002, compared to 5.4 percent for the first quarter of 2001. In addition to using tax-exempt investments and loans as a means of lowering our tax burden, we utilize investment tax credits available through our investment in a residential housing program for elderly and low- to moderate-income families.

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

                                         Registrant, Comm Bancorp, Inc.


Date: May 13, 2002                       /s/ William F. Farber, Sr.
     -----------------------             ---------------------------------------
                                         Chairman of the Board/
                                         President and Chief
                                         Executive Officer/Director
                                         (Principal Executive Officer)
                                         Chief Executive Officer


Date: May 13, 2002                       /s/ Scott A. Seasock
     -----------------------             ---------------------------------------
                                         Scott A. Seasock
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Date: May 13, 2002                       /s/ Stephanie A. Ganz
     -----------------------             ---------------------------------------
                                         Stephanie A. Ganz
                                         Vice President of Finance
                                         (Principal Accounting Officer)