Form 10-Q
period 2002-06-30
COMM BANCORP INC
filed 2002-08-14
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    ---------------------------

Commission file number          0-17455
                              ------------

                               COMM BANCORP, INC.
             -----------------------------------------------------
             (Exact name of registran as specified in its charter)

              PENNSYLVANIA                                          23-2242292
---------------------------------------------          ------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer Identification Number)
 or organization)

  125 N. STATE STREET, CLARKS SUMMIT, PA                              18411
---------------------------------------------          ------------------------------------
 (Address of principal executive offices)                           (Zip Code)

                                 (570) 586-0377
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,958,013 at July 31, 2002.


                                  Page 1 of 49
                            Exhibit Index on Page 47

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                  JUNE 30, 2002

                                      INDEX


CONTENTS                                                            PAGE NO.
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION:

 Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months and Six Months Ended June 30, 2002
      and 2001...................................................      3
     Consolidated Balance Sheets - June 30, 2002 and December
      31, 2001...................................................      4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Six Months Ended June 30, 2002.....................      5
     Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2002 and 2001...............................      6
     Notes to Consolidated Financial Statements..................      7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................      *

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................     44

  Item 2: Changes in Securities and Use of Proceeds..............     44

  Item 3: Defaults Upon Senior Securities........................     44

  Item 4: Submission of Matters to a Vote of Security Holders....     44

  Item 5: Other Information......................................     45

  Item 6: Exhibits and Reports on Form 8-K.......................     45

  SIGNATURES.....................................................     46

  Exhibit Index..................................................     47

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                   JUNE 30,               JUNE 30,
                                                                               2002       2001        2002        2001
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable................................................................    $5,686      $6,056     $11,453     $12,171
  Tax-exempt.............................................................       177          94         345         188
Interest and dividends on investment securities available-for-sale:
  Taxable................................................................       942         798       1,965       1,508
  Tax-exempt.............................................................       504         448       1,016         764
  Dividends..............................................................        17          31          39          62
Interest on federal funds sold...........................................        68         239          91         543
                                                                             ------      ------     -------     -------
    Total interest income................................................     7,394       7,666      14,909      15,236
                                                                             ------      ------     -------     -------

INTEREST EXPENSE:
Interest on deposits.....................................................     3,111       3,912       6,291       7,825
Interest on short-term borrowings........................................
Interest on long-term debt...............................................                                             1
                                                                             ------      ------     -------     -------
    Total interest expense...............................................     3,111       3,912       6,291       7,826
                                                                             ------      ------     -------     -------
    Net interest income..................................................     4,283       3,754       8,618       7,410
Provision for loan losses................................................       370         180         740         360
                                                                             ------      ------     -------     -------
    Net interest income after provision for loan losses..................     3,913       3,574       7,878       7,050
                                                                             ------      ------     -------     -------

NONINTEREST INCOME:
Service charges, fees and commissions....................................       679         718       1,453       1,280
Net gains on sale of loans...............................................       172          52         357          73
Net gains on sale of investment securities...............................        69                      69
                                                                             ------      ------     -------     -------
    Total noninterest income.............................................       920         770       1,879       1,353
                                                                             ------      ------     -------     -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...................................     1,690       1,367       3,271       2,656
Net occupancy and equipment expense......................................       450         475         901         888
Other expenses...........................................................     1,176       1,135       2,416       2,053
                                                                             ------      ------     -------     -------
    Total noninterest expense............................................     3,316       2,977       6,588       5,597
                                                                             ------      ------     -------     -------
Income before income taxes...............................................     1,517       1,367       3,169       2,806
Provision for income tax expense.........................................       291         307         629         676
                                                                             ------      ------     -------     -------
    Net income...........................................................     1,226       1,060       2,540       2,130
                                                                             ------      ------     -------     -------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale....     1,990        (246)      2,019         256
Reclassification adjustment for gains included in net income.............       (69)                    (69)
Income tax expense (benefit) related to other comprehensive income (loss)       653         (84)        663          87
                                                                             ------      ------     -------     -------
    Other comprehensive income (loss), net of income taxes...............     1,268        (162)      1,287         169
                                                                             ------      ------     -------     -------
    Comprehensive income.................................................    $2,494      $  898     $ 3,827     $ 2,299
                                                                             ======      ======     =======     =======

PER SHARE DATA:
Net income...............................................................    $ 0.62      $ 0.53     $  1.29     $  1.07
Cash dividends declared..................................................    $ 0.20      $ 0.18     $  0.40     $  0.36
Average common shares outstanding........................................ 1,961,755   1,984,334   1,967,185   1,985,660






See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      JUNE 30,     DECEMBER 31,
                                                                                       2002           2001
--------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks............................................................. $ 12,124       $ 13,934
Federal funds sold..................................................................   32,100
Investment securities available-for-sale............................................  102,472        120,357
Loans held for sale, net............................................................      724          1,885
Loans, net of unearned income.......................................................  315,473        310,322
  Less: allowance for loan losses...................................................    3,531          3,220
                                                                                     --------       --------
Net loans...........................................................................  311,942        307,102
Premises and equipment, net.........................................................   10,483          9,702
Accrued interest receivable.........................................................    2,140          2,483
Other assets........................................................................    4,178          4,895
                                                                                     --------       --------
    Total assets.................................................................... $476,163       $460,358
                                                                                     ========       ========

LIABILITIES:
Deposits:
  Noninterest-bearing............................................................... $ 48,507       $ 45,079
  Interest-bearing..................................................................  380,293        371,126
                                                                                     --------       --------
    Total deposits..................................................................  428,800        416,205
Accrued interest payable............................................................    1,791          1,879
Other liabilities...................................................................    2,153          1,426
                                                                                     --------       --------
    Total liabilities...............................................................  432,744        419,510
                                                                                     --------       --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 June 30, 2002, 1,961,634 shares; December 31, 2001, 1,976,541 shares...............      647            652
Capital surplus.....................................................................    6,442          6,396
Retained earnings...................................................................   34,388         33,145
Accumulated other comprehensive income..............................................    1,942            655
                                                                                     --------       --------
    Total stockholders' equity......................................................   43,419         40,848
                                                                                     --------       --------
    Total liabilities and stockholders' equity...................................... $476,163       $460,358
                                                                                     ========       ========


See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  ACCUMULATED
                                                                                        OTHER          TOTAL
                                                 COMMON   CAPITAL   RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS           INCOME         EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001.......................  $652    $6,396    $33,145           $  655        $40,848
Net income.......................................                      2,540                           2,540
Dividends declared: $0.40 per share..............                       (785)                           (785)
Dividend reinvestment plan: 3,226 shares issued..     1       100                                        101
Repurchase and retirement: 18,133 shares.........    (6)      (54)      (512)                           (572)
Net change in other comprehensive income.........                                       1,287          1,287
                                                   ----    ------    -------           ------        -------
BALANCE, JUNE 30, 2002...........................  $647    $6,442    $34,388           $1,942        $43,419
                                                   ====    ======    =======           ======        =======




See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SIX MONTHS ENDED JUNE 30                                                                      2002      2001
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................................  $ 2,540  $  2,130
Adjustments:
  Provision for loan losses..............................................................      740       360
  Depreciation, amortization and accretion...............................................    1,003     1,018
  Amortization of loan fees..............................................................      (68)      (55)
  Deferred income tax expense (benefit)..................................................       52       (20)
  Gains on sale of investment securities available-for-sale..............................      (69)
  Gains on sale of foreclosed assets.....................................................     (105)     (111)
  Changes in:
    Loans held for sale, net.............................................................    1,161    (1,811)
    Accrued interest receivable..........................................................      343      (267)
    Other assets.........................................................................     (504)     (298)
    Accrued interest payable.............................................................      (88)      343
    Other liabilities....................................................................       62      (106)
                                                                                           -------  --------
      Net cash provided by operating activities..........................................    5,067     1,183
                                                                                           -------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available-for-sale...........................    9,993
Proceeds from repayments of investment securities available-for-sale.....................   13,236    12,684
Purchases of investment securities available-for-sale....................................   (3,731)  (44,559)
Proceeds from sale of foreclosed assets..................................................    1,406       919
Net decrease (increase) in lending activities............................................   (5,792)    3,507
Purchases of premises and equipment......................................................   (1,245)     (232)
                                                                                           -------  --------
      Net cash provided by (used in) investing activities................................   13,867   (27,681)
                                                                                           -------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts............................   18,727    11,679
  Time deposits..........................................................................   (6,132)    8,304
Payments on long-term debt...............................................................                (36)
Proceeds from issuance of common shares..................................................      101       106
Repurchase and retirement of common shares...............................................     (572)     (129)
Cash dividends paid......................................................................     (768)     (715)
                                                                                           -------  --------
      Net cash provided by financing activities..........................................   11,356    19,209
                                                                                           -------  --------
      Net increase (decrease) in cash and cash equivalents...............................   30,290    (7,289)
      Cash and cash equivalents at beginning of year.....................................   13,934    37,419
                                                                                           -------  --------
      Cash and cash equivalents at end of period.........................................  $44,224  $ 30,130
                                                                                           =======  ========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest...............................................................................  $ 6,379  $  7,483
  Income taxes...........................................................................      773       653
Noncash items:
  Transfer of loans to foreclosed assets.................................................      280       330
  Unrealized gains on investment securities available-for-sale...........................  $(1,287) $   (169)



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

2. RECENT ACCOUNTING DEVELOPMENTS:

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Furthermore, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions related to the recission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, and the provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002. The adoption of the provisions of SFAS No. 145 are not expected to have a material effect on the operating results or financial position of the Company.

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


OPERATING ENVIRONMENT:

Relevant data for the second quarter of 2002 indicates a weaker than anticipated economy. In addition, revisions to 2001 data suggest that last year's recession spanned three quarters of contraction, compared to one as previously reported. The gross domestic product ("GDP"), the value of all goods and services produce in the United States, grew at an annual rate of 1.1 percent in the second quarter of 2002, down sharply from a revised 5.0 percent in the first quarter. Personal spending and residential investment rose, while business investment fell for the sixth consecutive quarter. Expectations for economic recovery remain bleak as confidence slid due to consumers' worries over a troubled stock market and gloomy employment conditions. The consumer confidence index fell 9.2 points in July 2002, the largest decline since October of 2001. With inflation in balance, the Federal Open Market Committee ("FOMC") is weighing options to further lower the federal funds rate, which is currently at 1.75 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REVIEW OF FINANCIAL POSITION:

Total assets grew $15.8 million to $476.2 million at June 30, 2002, from $460.4 million at December 31, 2001. The growth in the balance sheet was primarily attributable to an increase in total deposits. Traditional deposit products have come back in favor due to the unwillingness of investors to assume the added risk of an extremely volatile stock market. Total deposits reached $428.8 million at the close of the second quarter, an increase of $12.6 million from $416.2 million at year-end 2001. Loans, net of unearned income, increased $5.2 million to $315.5 million at June 30, 2002, from $310.3 million at the close of last year. Investment securities decreased $17.9 million to $102.5 million at June 30, 2002, from $120.4 million at December 31, 2001. In addition, we had $32.1 million in federal funds sold at the end of the second quarter of 2002. We had no federal funds sold outstanding at the end of 2001. Stockholders' equity improved $2.6 million to $43.4 million at June 30, 2002, from $40.8 million at December 31, 2001. The improvement primarily resulted from net income of $2,540. Also affecting capital was a positive net change in other comprehensive income of $1,287, net cash dividends declared of $684 and common stock repurchases of $572. Our asset quality improved from year-end 2001, as evidenced by a decrease in the ratio of nonperforming assets to loans, net of unearned income. This ratio equaled 0.83 percent at the end of the second quarter of 2002, compared to
1.25 percent at year-end 2001.

We experienced a $17.2 million increase in total assets in comparison to the end of the first quarter of 2002. Deposits grew $14.3 million and loans, net of unearned income, increased $1.4 million. The investment portfolio decreased $11.9 million, while federal funds sold increased $23.7 million. Stockholders' equity improved $2.0 million.

During the second quarter, we opened our fifteenth community banking office in Carbondale, Lackawanna County, Pennsylvania. The purpose of this office is to redirect customer traffic from the existing branch in this city, one of our busiest locations. Strong traffic flow to the new location indicates that the opening of this satellite branch is well received by the community.

Construction is currently underway on our sixteenth community banking office in Scranton, Lackawanna County, Pennsylvania. This branch, located in a commercial hub of Northeastern Pennsylvania, will allow for significant business development. The opening of the Scranton office will take place late in the third quarter.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


INVESTMENT PORTFOLIO:

The demise of the equity markets escalated at the close of the second quarter of 2002. The demand for U.S. Treasury securities increased, due to investors worries about the stock market and the economy. As a result of this renewed demand, the price for U.S. Treasuries rose. Treasury yields, which react inversely to prices, have reached historic lows. Changes in the yields of U.S. Treasuries impact the market value of our investment portfolio. Specifically, our holdings of mortgage-backed securities and municipal obligations have average lives that are closely related to the two-year and ten-year U.S. Treasury securities. The two-year U.S. Treasury rate, which affects our mortgage-backed securities, fell 57 basis points to 2.99 percent at June 30, 2002, from 3.56 percent at the end of the previous quarter. The ten-year U.S. Treasury, related to our municipals holdings, decreased 35 basis points to 4.93 percent at the close of the second quarter, from 5.28 percent at March 31, 2002. As a result we experienced an increase in the market value of our investment portfolio. The unrealized holding gain on the investment portfolio increased $1,921 to $2,942 at June 30, 2002, from $1,021 at the end of the first quarter.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 2002, and December 31, 2001, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                                         JUNE 30,          DECEMBER 31,
                                                           2002               2001
                                                       AMOUNT     %        AMOUNT    %
----------------------------------------------------------------------------------------
U.S. Government agencies............................ $  1,064    1.04%   $  1,067    0.89%
State and municipals................................   38,527   37.60      41,790   34.72
Mortgage-backed securities..........................   60,850   59.38      75,558   62.78
Equity securities...................................    2,031    1.98       1,942    1.61
                                                     --------  ------    --------  ------
Total............................................... $102,472  100.00%   $120,357  100.00%
                                                     ========  ======    ========  ======

Our investment portfolio decreased $17.9 million or 14.9 percent to $102.5 million at June 30, 2002, from $120.4 million at December 31, 2001. In comparison to the end of the previous quarter, investments declined $11.9 million. At June 30, 2002, investment securities equaled 22.7 percent of earning assets, compared to 26.1 percent at March 31, 2002, and 27.8 percent at December 31, 2001. During the second quarter of 2002, we sold state and municipal obligations having an amortized cost of $5.0 million and mortgage-backed securities having an amortized cost of $4.9 million. We realized gains of $69 on the sale of these securities. No securities were sold during the six months ended June 30, 2001. For the six months ended June 30, 2002, we purchased $3.7 million of investment securities and

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

received $13.2 million in repayments, calls and maturities from our investment portfolio.

For the three months and six months ended June 30, 2002, the investment portfolio averaged $110.5 million and $113.7 million, compared to $94.8 million and $86.8 million for the respective periods last year. The tax-equivalent yield on the investment portfolio dropped 5 basis points to 6.29 percent for the six months ended June 30, 2002, from 6.34 percent for the same six months of 2001. For the second quarter of 2002, the tax-equivalent yield was 6.25 percent, compared to 6.32 percent for the first quarter.

In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. Total return for the investment portfolio improved for the twelve months ended June 30, 2002, to 8.3 percent, compared to 6.3 percent for the twelve months ended March 31, 2002. Furthermore, our investment portfolio ranked in the upper 75th percentile of all banks throughout the United States over the past twelve months according to latest results provided by a national investment performance ranking company.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at June 30, 2002, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                 AFTER ONE       AFTER FIVE
                                   WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                  ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                               ------------------------------------------------------------------------------
JUNE 30, 2002                  AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD    AMOUNT  YIELD
--------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Government agencies.....                 $ 1,005   6.20%                                 $  1,005   6.20%
State and municipals......... $ 1,280   4.59%     925   5.15  $ 8,198   7.82% $26,650   7.58%   37,053   7.47
Mortgage-backed securities...  17,799   6.36   34,981   6.01    6,701   5.80       47   6.41    59,528   6.09
Equity securities............                                                   1,944   4.01     1,944   4.01
                              -------         -------         -------         -------         --------
  Total...................... $19,079   6.24% $36,911   5.99% $14,899   6.91% $28,641   7.34% $ 99,530   6.56%
                              =======         =======         =======         =======         ========
Fair value:
U.S. Government agencies.....                 $ 1,064                                         $  1,064
State and municipals......... $ 1,284             944         $ 8,747         $27,552           38,527
Mortgage-backed securities...  18,125          35,818           6,860              47           60,850
Equity securities............                                                   2,031            2,031
                              -------         -------         -------         -------         --------
  Total...................... $19,409         $37,826         $15,607         $29,630         $102,472
                              =======         =======         =======         =======         ========

LOAN PORTFOLIO:

Loans to finance one-to-four family residential properties account for the majority of our lending activities. Accordingly, the housing market and the economic conditions affecting it significantly impact our lending activities. Low mortgage rates and poor investment alternatives have kept the housing market booming during the first half of 2002. The rate on a 30-year conventional mortgage ended the second quarter of 2002 at 6.65 percent, a decline of 42 basis points from year-end 2001 and 36 basis points from the end of the previous quarter. Average annual sales of existing homes increased 4.6 percent to 5.43 million for the twelve months ended June 30, 2002, from 5.19 million one year earlier. Despite a 1.4 percent decline in

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


average annual new home sales, new home sales in June 2002, increased for the third consecutive month. Furthermore, the average annual number of housing starts rose 3.3 percent for the twelve months ended June 30, 2002, compared to the same period last year.

The prime rate remained at 4.75 percent throughout the first six months of 2002. Despite continued low interest rates, problems plaguing the business sector caused the demand for commercial loans to subside for all banks in the United States. Business investment fell for the sixth consecutive quarter. As a result, commercial banks posted a decline of $25.1 billion in commercial loans to $1,000.9 billion at June 30, 2002, from $1,026.0 billion at March 31, 2002.
However, consumer loans for all commercial banks grew $6.6 billion to $568.3 billion at the end of the second quarter of 2002, from $561.7 billion at the previous quarter-end.

The composition of the loan portfolio at June 30, 2002, and December 31, 2001, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                    JUNE 30,             DECEMBER 31,
                                                     2002                    2001
                                               AMOUNT       %         AMOUNT       %
---------------------------------------------------------------------------------------
Commercial, financial and others............ $ 87,283     27.67%    $ 71,512     23.05%
Real estate:
  Construction..............................    5,238      1.66        5,285      1.70
  Mortgage..................................  187,683     59.49      195,915     63.13
Consumer, net...............................   33,839     10.73       36,346     11.71
Lease financing, net........................    1,430      0.45        1,264      0.41
                                             --------    ------     --------    ------
  Loans, net of unearned income.............  315,473    100.00%     310,322    100.00%
                                                         ======                 ======
Less: allowance for loan losses.............    3,531                  3,220
                                             --------               --------
    Net loans............................... $311,942               $307,102
                                             ========               ========

Loans, net of unearned income increased $5.2 million to $315.5 million at June 30, 2002, from $310.3 million at the end of 2001. Significant growth in commercial lending was mitigated by declines in consumer lending. Commercial loans, including commercial mortgages and commercial lease financing, grew $23.5 million or 18.9 percent to $147.9 million at June 30, 2002, from $124.4 million at December 31, 2001. Residential mortgage loans, including construction loans, declined $15.8 million or 10.6 percent, while consumer loans decreased $2.5 million or 6.9 percent. Increased activity in our secondary mortgage division directly caused the decline in residential mortgages, as the majority of mortgages originated were subsequently sold on the secondary market. For the six months ended June 30, 2002, loans, net of unearned income, averaged $315.6 million, an increase of $20.6 million

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



compared to $295.0 million averaged for the same six months of 2001. The tax-equivalent yield on loans fell 86 basis points to 7.65 percent for the first half of 2002, from 8.51 percent for the same period last year. In addition, the tax-equivalent yield on the loan portfolio was 25 basis points lower in the second quarter of 2002 compared to 7.78 percent in the previous quarter. We anticipate the yield on the loan portfolio to decline further in the second half of 2002 due to the sustained low interest rate environment.

We continually examine the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 49.0 percent of the lending portfolio is expected to reprice within the next twelve months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in an attempt to reduce IRR in the loan portfolio.

The maturity and repricing information of the loan portfolio by major classification at June 30, 2002, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                  AFTER ONE
                                       WITHIN     BUT WITHIN       AFTER
JUNE 30, 2002                         ONE YEAR    FIVE YEARS     FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $ 37,820      $ 23,808       $ 25,655    $ 87,283
Real estate:
  Construction.......................    5,238                                    5,238
  Mortgage...........................   23,020        57,808        106,855     187,683
Consumer, net........................   12,518        17,911          3,410      33,839
Lease financing, net.................      522           908                      1,430
                                      --------      --------       --------    --------
    Total............................ $ 79,118      $100,435       $135,920    $315,473
                                      ========      ========       ========    ========

Repricing schedule:
Predetermined interest rates......... $ 32,583      $ 73,355       $ 87,517    $193,455
Floating or adjustable interest rates  122,018                                  122,018
                                      --------      --------       --------    --------
    Total............................ $154,601      $ 73,355       $ 87,517    $315,473
                                      ========      ========       ========    ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at June 30, 2002 and 2001, are summarized as follows:

JUNE 30,                                                                 2002     2001
--------------------------------------------------------------------------------------
United States...........................................................  5.9%     4.6%
Pennsylvania............................................................  5.3      4.7
Lackawanna county.......................................................  5.3      5.5
Susquehanna county......................................................  7.4      6.4
Wayne county............................................................  4.7      4.7
Wyoming county..........................................................  4.9%     4.8%

The employment conditions in our market area held relatively steady in comparison to the declining conditions of the Commonwealth of Pennsylvania and the Nation. The national unemployment rate was 5.9 percent at June 30, 2002, up from 4.6 percent one year ago. Nonfarm employment growth edged up slightly, however the gains were concentrated in the service-producing industries. Manufacturing payrolls declined, this indicates that companies are continuing to focus on cost containment. Both the average workweek and factory overtime rose in June 2002, which suggests that employers are using temporary means to fill shortages instead of adding permanent labor costs. Although employment conditions in our market area remain steady, further economic weakening could cause conditions in the counties we serve to deteriorate.

Nonperforming assets were $2,634 or 0.83 percent of loans, net of unearned income, at June 30, 2002, compared to $2,870 or 0.91 percent at the end of the previous quarter and $3,870 or 1.25 percent at year-end 2001. A reduction in foreclosed assets was primarily responsible for the asset quality improvement. Nonaccrual loans increased slightly while accruing loans past due 90 days or more declined from the end of 2001.

Nonaccrual loans increased $96 to $1,444 at June 30, 2002, from $1,348 at December 31, 2001. The amount of real estate and consumer loans on nonaccrual status increased, while the amount of commercial loans decreased. Accruing loans past due 90 days or more decreased $311 to $393 at the end of the second quarter compared to $704 at year-end 2001. Foreclosed assets decreased $1,021 to $797 at June 30, 2002, from $1,818 at December 31, 2001. Seven loans totaling $280 were transferred to foreclosed assets during the first half of 2002. Nine properties with an aggregate carrying value of $1,283 were sold for $1,406, resulting in a net realized gain of $123. Write downs on foreclosed assets, charged to noninterest expense, amounted to $18.

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

Information concerning nonperforming assets at June 30, 2002, and December 31, 2001, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                               JUNE 30,    DECEMBER 31,
                                                                 2002          2001
---------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others............................... $   79          $  113
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,114           1,045
Consumer, net..................................................    251             190
Lease financing, net...........................................
                                                                ------          ------
    Total nonaccrual loans.....................................  1,444           1,348
                                                                ------          ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others...............................     47             107
Real estate:
  Construction.................................................
  Mortgage.....................................................    250             372
Consumer, net..................................................     86             225
Lease financing, net...........................................     10
                                                                ------          ------
    Total accruing loans past due 90 days or more..............    393             704
                                                                ------          ------
    Total nonperforming loans..................................  1,837           2,052
                                                                ------          ------
Foreclosed assets..............................................    797           1,818
                                                                ------          ------
    Total nonperforming assets................................. $2,634          $3,870
                                                                ======          ======

Ratios:
Nonperforming loans as a percentage of loans, net..............   0.58%           0.66%
Nonperforming assets as a percentage of loans, net.............   0.83%           1.25%

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

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the Federal Financial Institution Examination Council ("FFIEC") Interagency Policy Statement and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 for loans specifically identified to be individually evaluated for impairment and the requirements of SFAS No. 5 for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

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

        -       Loans that are past due 30 days or more; and

        - Any loans internally classified with a loan review grade of substandard, doubtful, loss, special mention or watch.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. Factors considered by us in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Loans considered impaired under SFAS No. 114 are measured for impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent, is less than the recorded investment in the loan, including accrued interest and net deferred loan fees, we will recognize the impairment by adjusting the allowance for loan losses account through charges to earnings as a provision for loan losses. For identified loans considered not impaired, we determine if these loans share similar risk characteristics with those grouped and collectively evaluated for impairment under SFAS No. 5.

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

Loans identified to be collectively evaluated for impairment are separated into three major pools in order to determine applicable loss factors. These pools include:

        - Identified loans individually evaluated but considered not impaired that share risk characteristics with other collectively evaluated loans having a internal loan grading classification of substandard, special mention or watch;

        - Identified loans individually evaluated but considered not impaired that share risk characteristics with other collectively evaluated loans having a internal loan grading classification of superior, satisfactory or marginal; and

        - Identified loans to be collectively evaluated for impairment and not having an internal loan grading classification.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Specifically, we apply loss factors to identified loans individually evaluated but considered not impaired that share risk characteristics with other collectively evaluated loans having an internal loan grading classification of substandard, special mention or watch based on actual historical loss experience over the latest eight quarters, adjusted for current environmental risks for our portfolio of loans having these loan grading classifications. Loss factors applied to identified loans individually evaluated but considered not impaired that share risk characteristics with other collectively evaluated loans having an internal loan grading classification of superior, satisfactory or marginal are based on actual historical loss experience and current environmental factors for our portfolio of loans having these loan grading classifications. Loans collectively evaluated under SFAS No. 5 and not internally classified are applied a loss factor based on the actual historical loss experience and current environmental conditions for the overall loan portfolio. The loss factors for these pools are further defined for the major classifications of loans including:

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

Information concerning impaired loans at June 30, 2002, and December 31, 2001, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                               JUNE 30,    DECEMBER 31,
                                                                 2002          2001
---------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others............................... $   79          $  113
Real estate:
  Construction.................................................
  Mortgage.....................................................  1,114           1,045
Consumer, net..................................................    251             190
Lease financing, net...........................................
                                                                ------          ------
    Total nonaccrual loans.....................................  1,444           1,348
                                                                ------          ------

ACCRUING LOANS:
Commercial, financial and others...............................    494             407
Real estate:
  Construction.................................................
  Mortgage.....................................................    244              65
Consumer, net..................................................     89             125
Lease financing, net...........................................     10
                                                                ------          ------
    Total accruing loans.......................................    837             597
                                                                ------          ------
    Total impaired loans....................................... $2,281          $1,945
                                                                ======          ======

Ratio:
Impaired loans as a percentage of loans, net...................   0.72%           0.63%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information relating to the recorded investment in impaired loans at June 30, 2002 and December 31, 2001, is summarized as follows:

                                                                JUNE 30,    DECEMBER 31,
                                                                  2002          2001
----------------------------------------------------------------------------------------
Impaired loans:
With a related allowance....................................... $  823           $  910
With no related allowance......................................  1,458            1,035
                                                                ------           ------
  Total........................................................ $2,281           $1,945
                                                                ======           ======

The analysis of changes affecting the allowance for loan losses related to impaired loans for the six months ended June 30, 2002, is summarized as follows:

                                                                               JUNE 30,
                                                                                2002
---------------------------------------------------------------------------------------
Balance at January 1.............................................................. $403
Provision for loan losses.........................................................  377
Loans charged-off.................................................................  376
Loans recovered...................................................................    5
                                                                                   ----
Balance at period-end............................................................. $409
                                                                                   ====

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 2002 and 2001 are summarized as follows:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                  2002        2001       2002      2001
---------------------------------------------------------------------------------------
Gross interest due under terms................. $   38      $   41     $   80    $   78
Interest income recognized.....................     25          10         47        30
                                                ------      ------     ------    ------
Interest income not recognized................. $   13      $   31     $   33    $   48
                                                ======      ======     ======    ======

Interest income recognized (cash-basis)........ $   25      $   10     $   47    $   30
Average recorded investment in impaired loans.. $2,470      $1,814     $2,224    $1,747

Cash received on impaired loans applied as a reduction of principal totaled $299 and $127 for the six and three months ended June 30, 2002. For the respective periods of 2001 cash receipts on impaired loans totaled $92 and $63. There were no commitments to extend additional funds to such parties at June 30, 2002.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The allocation of the allowance for loan losses at June 30, 2002 and December 31, 2001, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                      JUNE 30,            DECEMBER 31,
                                                       2002                   2001
                                                -------------------     -----------------
                                                          CATEGORY              CATEGORY
                                                            AS A                  AS A
                                                            % OF                  % OF
-----------------------------------------------------------------------------------------
                                                  AMOUNT     LOANS      AMOUNT    LOANS
-----------------------------------------------------------------------------------------
Allocated allowance:
Specific:
Commercial, financial and others................. $   77     0.18%      $  174     0.17%
Real estate:
  Construction...................................
  Mortgage.......................................    190     0.43          135     0.36
Consumer, net....................................    133     0.11           94     0.10
Lease financing, net.............................      9     0.00
                                                  ------   ------       ------   ------
  Total specific.................................    409     0.72          403     0.63
                                                  ------   ------       ------   ------
Formula:
Commercial, financial and others.................  1,199    27.49        1,433    22.88
Real estate:
  Construction...................................            1.66                  1.70
  Mortgage.......................................  1,292    59.06          800    62.77
Consumer, net....................................    457    10.62          452    11.61
Lease financing, net.............................      1     0.45                  0.41
                                                  ------   ------       ------   ------
    Total formula................................  2,949    99.28        2,685    99.37
                                                  ------   ------       ------   ------
    Total allocated allowance....................  3,358   100.00%       3,088   100.00%
                                                           ======                ======
Unallocated allowance............................    173                   132
                                                  ------                ------
    Total allowance for loan losses.............. $3,531                $3,220
                                                  ======                ======

The allocated allowance was $3,358 at June 30, 2002, an increase of $270 from $3,088 at December 31, 2001. The increase primarily resulted from an increase in the formula portion for impairment of identified loans individually evaluated but considered not impaired that share similar risk characteristics with other collectively evaluated loans having an internal loan grading classification of substandard, special mention or watch. We recently modified our methodology to include loans having a grading classification of watch with those classified as substandard or special mention. Previously, these loans were included in the evaluation of loans having a grading classification of superior, satisfactory or marginal. The unallocated portion of the allowance for loan losses increased slightly to $173 at the end of the first half of 2002, from $132 at year-end 2001.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 2002, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES


                                                                               JUNE 30,
                                                                                 2002
----------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period............................... $3,220
Loans charged-off:
Commercial, financial and others...............................................    105
Real estate:
  Construction.................................................................
  Mortgage.....................................................................    182
Consumer, net..................................................................    197
Lease financing, net...........................................................
                                                                                ------
    Total......................................................................    484
                                                                                ------

Loans recovered:
Commercial, financial and others...............................................      4
Real estate:
  Construction.................................................................
  Mortgage.....................................................................      8
Consumer, net..................................................................     43
Lease financing, net...........................................................
                                                                                ------
    Total......................................................................     55
                                                                                ------
Net loans charged-off..........................................................    429
                                                                                ------
Provision charged to operating expense.........................................    740
                                                                                ------
Allowance for loan losses at end of period..................................... $3,531
                                                                                ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............   0.27%
Allowance for loan losses as a percentage of period end loans..................   1.12%

The allowance for loan losses increased $74 to $3,531 at June 30, 2002, from $3,457 at the previous quarter-end. The $370 provision for loan losses exceeded net charge-offs of $296 for the quarter ended June 30, 2002. The allowance for loan losses equaled 1.12 percent of loans, net of unearned income at the end of the second quarter of 2002 and 1.10 percent at March 31, 2002. The allowance account covered 134.1 percent of nonperforming assets at June 30, 2002 and 120.5 percent at March 31, 2002.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $429 or 0.27 percent of average loans outstanding for the six months ended June 30, 2002, compared to $243 or 0.17 percent for the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

same period last year. Net charge-offs as a percentage of average loans outstanding for our peer group equaled 0.13 percent and 0.14 percent for the respective periods.


DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 2002 and 2001, are summarized as follows:

DEPOSIT DISTRIBUTION

                                                    JUNE 30,              JUNE 30,
                                                      2002                  2001
                                              -----------------     -------------------
                                              AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                              BALANCE      RATE      BALANCE      RATE
---------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts....................... $ 20,743      2.45%    $ 29,748      4.10%
NOW accounts................................   37,534      1.47       25,185      1.93
Savings accounts............................   97,274      2.02       74,288      2.43
Time deposits less than $100................  185,987      4.58      183,194      5.73
Time deposits $100 or more..................   29,798      3.82       31,763      5.58
                                             --------               --------
  Total interest-bearing....................  371,336      3.42%     344,178      4.58%
Noninterest-bearing.........................   47,106                 39,824
                                             --------               --------
  Total deposits............................ $418,442               $384,002
                                             ========               ========

Stock market volatility, which began in the latter part of 2001 with economic uncertainty, escalated in the second quarter of 2002 due to recent corporate accounting scandals. Investors, not willing to take on the added risk of equity markets are using traditional bank products as their current investment choice. In addition, consumers, leery about economic conditions, are opting to increase their personal savings. As a result the personal savings rate, which was negative throughout most of 2001, was 4.2 percent in June 2002.

Similarly, we experienced increased demand for our deposit products. Specifically our transaction accounts grew, as depositors were not willing to invest monies long-term due to extremely low interest rates. At June 30, 2002, total deposits amounted to $428.8 million an increase of $14.3 million from March 31, 2002, and $12.6 million from year-end 2001. The growth from the end of the first quarter resulted from a $12.6 million increase in interest-bearing accounts, coupled with a $1.7 million rise in noninterset- bearing accounts. The growth in interest-bearing accounts arose primarily

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

from a $16.0 million increase in savings accounts, partially offset by a $3.0 million decline in time deposits less than $100. Noninterest-bearing deposits totaled $48.5 million at June 30, 2002, compared to $46.8 million at March 31, 2002.

For the six months ended June 30, 2002, total deposits averaged $418.4 million, an increase of $34.5 million or 9.0 percent compared to $384.0 million averaged for the same period of 2001. We experienced significant growth in noninterest-bearing deposits which averaged $47.1 million in the first half of 2002, an increase of $7.3 million or 18.3 percent compared to $39.8 million averaged for the same period of 2001. Average interest-bearing deposits increased $27.1 million or 7.9 percent to $371.3 million for the six months ended June 30, 2002, from $344.2 million for the same six months of the previous year. Increases of $23.0 million in savings accounts, $12.3 million in NOW accounts and $2.8 million in time deposits less than $100, were partially offset by declines of $9.0 million in money market accounts and $2.0 million in time deposits $100 or more. Due to the sustained low interest rate environment, our cost of deposits decreased dramatically. For the six months ended June 30, our cost of deposits fell 116 basis points to 3.42 percent in 2002, from 4.58 percent in 2001. Low interest rates are expected to continue throughout the second half of 2002. Therefore, we anticipate our deposit costs will remain low. However, should an economic rebound occur and inflationary pressures pick up, our cost of funds could escalate.

Volatile deposits, time deposits in denominations of $100 or more, equaled $28.2 million at June 30, 2002, a $3.6 million decline from $31.8 million at December 31, 2001. The decline was due to withdrawal requirements associated with building projects of local area school districts. Due to the short-term structure of volatile deposits and significantly lower market rates, the average cost of these deposits fell 176 basis points to 3.82 percent for the six months ended June 30, 2002, compared to 5.58 percent for the same six months of last year.

Maturities of time deposits of $100 or more at June 30, 2002, and December 31, 2001, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                                JUNE 30,   DECEMBER 31,
                                                                 2002          2001
--------------------------------------------------------------------------------------
Within three months............................................ $ 5,051        $10,720
After three months but within six months.......................  11,482          4,648
After six months but within twelve months......................   6,564         11,619
After twelve months............................................   5,152          4,823
                                                                -------        -------
  Total........................................................ $28,249        $31,810
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

INTEREST RATE SENSITIVITY

                                                  DUE AFTER           DUE AFTER
                                                  THREE MONTHS        ONE YEAR
                                  DUE WITHIN      BUT WITHIN          BUT WITHIN       DUE AFTER
JUNE 30, 2002                    THREE MONTHS     TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities............... $  5,612         $  13,797         $ 37,826         $ 45,237    $102,472
Loans held for sale, net............      724                                                             724
Loans, net of unearned income.......  134,302            20,299           73,355           87,517     315,473
Federal funds sold..................   32,100                                                          32,100
                                     --------         ---------         --------         --------    --------
  Total............................. $172,738         $  34,096         $111,181         $132,754    $450,769
                                     ========         =========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                  $  14,619                                      $ 14,619
NOW accounts........................                     42,649                                        42,649
Savings accounts....................                                    $111,235                      111,235
Time deposits less than $100........ $ 35,064            74,636           73,472         $    369     183,541
Time deposits $100 or more..........    5,051            18,046            5,152                       28,249
                                     --------         ---------         --------         --------    --------
  Total............................. $ 40,115         $ 149,950         $189,859         $    369    $380,293
                                     ========         =========         ========         ========    ========

Rate sensitivity gap:
  Period............................ $132,623         $(115,854)        $(78,678)        $132,385
  Cumulative........................ $132,623         $  16,769         $(61,909)        $ 70,476    $ 70,476

RSA/RSL ratio:
  Period............................     4.31              0.23             0.59           359.77
  Cumulative........................     4.31              1.09             0.84             1.19        1.19

Our cumulative one-year RSA/RSL ratio equaled 1.09 at June 30 2002, compared to
0.91 at March 31, 2002. Both ratios fall within our asset/liability guidelines of 0.70 and 1.30. The change in the ratio occurred as a result of a $29.5 million increase in RSA maturing or repricing within one year coupled with a $3.8 million decline in RSL maturing or repricing within the same time frame. The increase in RSA primarily resulted from increases of $6.5 million in loans, net of unearned income, and $23.7 million in federal funds sold. The change in RSL was mainly caused by a $3.7 million decline in time deposits less than $100 maturing or repricing within one year.

We experienced an increase in our three-month ratio to 4.31 at June 30, 2002, from 3.27 at the end of the previous quarter. The increase primarily resulted from a $30.4 million increase in the amount of RSA coupled with a $3.5 million reduction in RSL maturing or repricing within three months. Increases in federal funds sold and loans, net of unearned income, contributed to the increase in RSA, while a reduction in large denomination time deposits accounted for the decrease in RSL.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

According to the results of the static gap report, we were asset rate- sensitive for the cumulative one-year period. This indicates that should general market rates increase, the likelihood exists that net interest income would be positively affected. Conversely, a decline in market rates would likely have an unfavorable effect on net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2002, produced results contrary to those indicated by the one-year static gap position. Given parallel and instantaneous shifts in interest rates of plus 100 basis points and 200 basis points, net interest income should decrease by 1.5 percent and 3.1 percent. Conversely, similar declines in interest rates would result in increases in net interest income of 0.7 percent and 3.6 percent.

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

Our liquidity position at June 30, 2002, improved significantly from the previous quarter end. The improvement directly resulted from an increase in the amount of federal funds sold outstanding at the end of the second quarter compared to the close of the first quarter. The net noncore funding dependence ratio and net short-term noncore funding dependence ratio best illustrate the change in our liquidity position. The net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets, was negative 5.9 percent at June 30, 2002, compared to 0.5 percent at March 31, 2002. In addition, the net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term investments to long-term assets, equaled negative 7.2 percent at the close of the second quarter, and negative
0.8 percent at the end of the first quarter. We consider our liquidity position adequate to meet our present and future financial obligations and commitments. Management believes maintaining adequate volumes of short- term investments and remaining competitive in our deposit pricing will ensure sufficient liquidity to support future growth.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities and further illustrate the improvement in our liquidity position. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, increased $30.3 million during the first six months of 2002. Net cash provided by operating activities totaled $5.1 million. Net income of $2.5 million and

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

a $1.2 million net decrease in loans held for sale, net for the six months ended June 30, 2002, were the primary factors contributing to the net cash inflow.

Net cash provided by investing activities totaled $13.9 million for the first half of 2002. Repayments of investment securities of $13.2 million, proceeds from the sale of investment securities of $10.0 million and cash received from the sale of foreclosed assets of $1.4 million were the cash inflows from investing activities. Partially offsetting these inflows were cash outflows of $3.7 million for purchases of investment securities, $5.8 million for a net increase in lending activity and $1.2 million for purchases of premises and equipment.

For the six months ended June 30, 2002, net cash provided by financing activities totaled $11.3 million. The net cash inflow resulted primarily from a $12.6 million net increase in deposits.

CAPITAL ADEQUACY:

Stockholders' equity increased $2.6 million to $43.4 million at June 30, 2002, from $40.8 million at December 31, 2001. The increase resulted principally from net income of $2,540 for the first half of 2002. A positive change in other comprehensive income of $1,287, net cash dividends declared of $684 and the repurchase of 18,133 shares of common stock for $572 also affected stockholders' equity.

Dividends declared for the six months ended June 30, 2002, totaled $785 or $0.40 per share. For the same six months of 2001, dividends declared amounted to $715 or $0.36 per share. The dividend payout ratio was 30.9 percent and 33.6 percent for the first six months ended June 30, 2002 and 2001. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

Our dividend reinvestment plan allows stockholders to automatically reinvest their dividends in shares of our common stock. During the six months ended June 30, 2002, 3,226 shares were issued under this plan.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well- diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2002 and 2001. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at June 30, 2002 and 2001, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                             ---------------------------------------------------------------
JUNE 30,                                      2002      2001       2002         2001         2002       2001
------------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-weighted assets:
  Consolidated........................... $ 40,149  $ 36,920    $12,938      $11,188      $19,407    $16,782
  Community Bank.........................   38,421    35,129     12,896       11,136       19,344     16,704
Total capital to risk-weighted assets:
  Consolidated...........................   43,680    40,322     25,875       22,376       32,344     27,971
  Community Bank.........................   41,952    38,531     25,792       22,271       32,240     27,839
Tier I capital to total average assets
 less goodwill:
  Consolidated...........................   40,149    36,920     18,490       16,968       23,112     21,210
  Community Bank.........................   38,421    35,129    $18,476      $16,912      $23,095    $21,140

Risk-weighted assets:
  Consolidated...........................  300,856   265,057
  Community Bank.........................  299,818   263,744
Risk-weighted off-balance sheet items:
  Consolidated...........................   22,587    14,648
  Community Bank.........................   22,587    14,648
Average assets for Leverage ratio:
  Consolidated...........................  462,239   424,191
  Community Bank......................... $461,897  $422,809

Ratios:
Tier I capital as a percentage of risk-
 weighted assets and off-balance sheet
 items:
  Consolidated............................    12.4%     13.2%       4.0%         4.0%         6.0%       6.0%
  Community Bank..........................    11.9      12.6        4.0          4.0          6.0        6.0
Total of Tier I and Tier II capital as a
 percentage of risk-weighted assets and
 off-balance sheet items:
  Consolidated............................    13.5      14.4        8.0          8.0         10.0       10.0
  Community Bank..........................    13.0      13.8        8.0          8.0         10.0       10.0
Tier I capital as a percentage of total
 average assets less goodwill:
  Consolidated............................     8.7       8.7        4.0          4.0          5.0        5.0
  Community Bank..........................     8.3%      8.3%       4.0%         4.0%         5.0%       5.0%


At June 30, 2002, our risk-based capital ratios weakened slightly in comparison to one year earlier. Despite the weakening, we exceeded all

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

relevant regulatory capital requirements and were considered well capitalized at June 30, 2002 and 2001. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following:

        -   A Tier I risk-based ratio of at least 6.0 percent,
        -   A total risk-based ratio of at least 10.0 percent, and
        -   A Leverage ratio of at least 5.0 percent.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the six months ended June 30, increased $410 or 19.2 percent to $2,540 or $1.29 per share in 2002, compared to $2,130 or $1.07 per share in 2001. Higher net interest income and noninterest income, partially offset by greater noninterest expense, contributed to the improved earnings. For the second quarter, net income was $1,226 or $0.62 per share in 2002 compared to $1,060 or $0.53 per share in 2001. Return on average assets was 1.05 percent and
1.10 percent for the three months and six months ended June 30, 2002, compared to 0.98 percent and 1.01 percent for the same periods of 2001. Return on average equity was 11.61 percent for the second quarter and 12.20 percent year-to-date 2002. For the respective periods of last year, return on average equity was
10.94 percent and 11.13 percent. We had other comprehensive income, related entirely to unrealized gains and losses on investment securities, of $1,287 for the six months ended June 30, 2002, compared to $169 for the same period of 2001.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                         2002 VS. 2001              2002 VS. 2001
                                       INCREASE (DECREASE)        INCREASE (DECREASE)
                                         ATTRIBUTABLE TO             ATTRIBUTABLE TO
                                      ---------------------      ----------------------
                                      TOTAL                      TOTAL
                                      CHANGE   RATE  VOLUME      CHANGE    RATE  VOLUME
                                      ------   ----  ------      ------    ----  ------
Interest income:
Loans:
  Taxable............................. $(370) $(712)  $ 342     $  (718)$(1,333) $  615
  Tax-exempt..........................   126    (17)    143         238     (33)    271
Investments:
  Taxable.............................   130    (19)    149         434     (19)    453
  Tax-exempt..........................    84     (7)     91         381     (14)    395
Federal funds sold....................  (171)  (120)    (51)       (452)   (254)   (198)
                                       -----  -----   -----     ------- -------  ------
    Total interest income.............  (201)  (875)    674        (117) (1,653)  1,536
                                       -----  -----   -----     ------- -------  ------
Interest expense:
Money market accounts.................  (219)  (107)   (112)       (353)   (202)   (151)
NOW accounts..........................    49     (4)     53          33     (31)     64
Savings accounts......................    96    (24)    120          80    (171)    251
Time deposits less than $100..........  (572)  (642)     70        (980) (1,161)    181
Time deposits $100 or more............  (155)  (122)    (33)       (314)   (262)    (52)
Long-term debt........................                               (1)             (1)
                                       -----  -----   -----     ------- -------  ------
    Total interest expense............  (801)  (899)     98      (1,535) (1,827)    292
                                       -----  -----   -----     ------- -------  ------
    Net interest income............... $ 600  $  24   $ 576     $ 1,418 $   174  $1,244
                                       =====  =====   =====     ======= =======  ======

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Tax-equivalent net interest income improved $1,418 or 17.9 percent to $9,319 for the six months ended June 30, 2002, from $7,901 for the same six months of last year. The improvement resulted from an increase in the volume of average earning assets over that of average interest-bearing liabilities. Total average earning assets increased $36.2 million to $440.0 million for the first six months of 2002, from $403.8 million for the same period of 2001 and accounted for a $1,536 increase in total interest income. Average loans, net of unearned income, and average investments increased $20.6 million and $26.9 million, which resulted in positive effects to tax-equivalent interest income of $886 and $848. Partially offsetting these increases was a decline in average federal funds sold of $11.3 million, which resulted in a reduction in interest income of $198. Interest-bearing liabilities averaged $371.4 million for the six months ended June 30, 2002, an increase of $27.2 million from $344.2 million for the same period of 2001. This increase resulted in a negative impact to net interest income as total interest expense rose $292. The growth resulted primarily from increases of $23.0 million in savings accounts, $12.3 million in NOW accounts and $2.8 million in time deposits less than $100, partially offset by declines of $9.0 million in money market accounts and $2.0 million in large denomination time deposits.

The effect on tax-equivalent net interest income due to changes in rate was negligible, as a 117 basis point reduction in the cost of funds was more than entirely offset by a 70 basis point decline in the tax-equivalent yield on earning assets. For the six months ended June 30, 2002, the cost of funds fell to 3.42 percent from 4.59 percent for the same six months of last year and resulted in a $1,827 positive rate variance. Conversely, the tax-equivalent yield on earning assets for the first half of 2002 was 7.15 percent compared to
7.85 percent for the same period of 2001. The reduction in the tax-equivalent yield caused a negative rate variance of $1,653. With regard to both our cost of funds and tax-equivalent yield on earning assets, we experienced significant reductions in the average rate paid on all major deposit categories as well as a reduction in the tax-equivalent yield on loans, investments and federal funds sold.

For the quarter ended June 30, 2002, tax-equivalent interest income improved $600 in comparison to the same three months of last year. Similarly, the improvement was primarily due to a favorable volume variance of $576. Earning assets averaged $32.1 million higher for the second quarter of 2002, compared to the same quarter of 2001. Loans, net of unearned income increased $22.3 million and average investments rose $15.7 million. Partially offsetting the increases in loans and investments was a $5.9 million reduction in average federal funds sold. Average interest

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

bearing liabilities also increased, but not to the extent of earning assets. For the second quarter, interest-bearing liabilities averaged $373.0 million in 2002 compared to $350.8 million in 2001. With regard to rate, a decline in the cost of funds was almost entirely offset by a reduction in the tax-equivalent yield on earning assets. For the second quarter of 2002, the cost of funds equaled
3.35 percent, a decrease of 112 basis points from 4.47 percent for the same quarter of 2001. This reduced interest expense for the second quarter by $899. However, the tax- equivalent yield on earning assets declined 74 basis points to
7.00 percent for the three months ended June 30, 2002, from 7.74 percent for the same period last year, and reduced tax-equivalent interest income by $875. The tax-equivalent yield on loans and investments fell 90 basis points and 13 basis points. The yield on federal funds sold decreased 266 basis points.

Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin improved 32 basis points to 4.27 percent for the first half of 2002 from 3.95 percent for the same period of 2001. The low interest rate environment is expected to continue for the remainder of 2002. However, should economic conditions rebound and/or competition in our market area intensify, interest rates could increase. No assurance can be given that net interest income will not be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing will keep our net interest margin favorable.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the six months ended June 30, 2002 and 2001, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                        JUNE 30, 2002                   JUNE 30, 2001
                                                ---------------------------     ---------------------------
                                                         INTEREST   AVERAGE             INTEREST   AVERAGE
                                                AVERAGE  INCOME/   INTEREST    AVERAGE  INCOME/   INTEREST
                                                BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                -------  -------    -------     -------  -------  ---------
ASSETS:
Earning assets:
Loans:
  Taxable..................................... $302,163   $11,453      7.64%   $288,680   $12,171      8.50%
  Tax-exempt..................................   13,470       523      7.83       6,325       285      9.09
Investments:
  Taxable.....................................   72,502     2,004      5.57      56,171     1,570      5.64
  Tax-exempt..................................   41,159     1,539      7.54      30,618     1,158      7.63
Federal funds sold............................   10,721        91      1.71      21,974       543      4.98
                                               --------   -------              --------   -------
    Total earning assets......................  440,015    15,610      7.15%    403,768    15,727      7.85%
Less: allowance for loan losses...............    3,343                           3,389
Other assets..................................   26,895                          25,493
                                               --------                        --------
    Total assets.............................. $463,567                        $425,872
                                               ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts......................... $ 20,743       252      2.45%   $ 29,748       605      4.10%
NOW accounts..................................   37,534       274      1.47      25,185       241      1.93
Savings accounts..............................   97,274       974      2.02      74,288       894      2.43
Time deposits less than $100..................  185,987     4,226      4.58     183,194     5,206      5.73
Time deposits $100 or more....................   29,798       565      3.82      31,763       879      5.58
Short-term borrowings.........................       17
Long-term debt................................                                       11         1      7.50
                                               --------   -------              --------   -------
    Total interest-bearing liabilities........  371,353     6,291      3.42%    344,189     7,826      4.59%
Noninterest-bearing deposits..................   47,106                          39,824
Other liabilities.............................    3,110                           3,275
Stockholders' equity..........................   41,998                          38,584
                                               --------                        --------
    Total liabilities and stockholders' equity $463,567                        $425,872
                                               ========   -------              ========   -------
    Net interest/income spread................            $ 9,319      3.73%              $ 7,901      3.26%
                                                          =======                         =======
    Net interest margin.......................                         4.27%                           3.95%
Tax equivalent adjustments:
Loans.........................................            $   178                         $    97
Investments...................................                523                             394
                                                          -------                         -------
    Total adjustments.........................            $   701                         $   491
                                                          =======                         =======



Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,481 and $714 for the six months ended June 30, 2002 and 2001 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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

The provision for loan losses totaled $740 for the six months ended June 30, 2002, an increase of $380 compared to $360 for the same six months of 2001. For the second quarter of 2002, the provision for loan losses was $370, an increase of $190 compared to the same quarter of 2001.

NONINTEREST INCOME:

For the six months ended June 30, 2002, noninterest income totaled $1,879, an increase of $526 from $1,353 for the same period of 2001. Service charges, fees and commission improved $173 or 13.5 percent. Net gains on the sale of loans increased $284 or 389.0 percent. Also included in noninterest income in 2002 were gains on the sale of investment securities of $69. For the second quarter, noninterest income increased $150 to $920 in 2002, compared to $770 in 2001.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Major components of noninterest expense for the three months and six months ended June 30, 2002 and 2001, are summarized as follows:

NONINTEREST EXPENSES

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                  2002       2001        2002      2001
---------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes..................... $1,414     $1,159      $2,751    $2,264
Employee benefits..............................    276        208         520       392
                                                ------     ------      ------    ------
  Salaries and employee benefits expense.......  1,690      1,367       3,271     2,656
                                                ------     ------      ------    ------

Net occupancy and equipment expense:
Net occupancy expense..........................    208        210         419       411
Equipment expense..............................    242        265         482       477
                                                ------     ------      ------    ------
  Net occupancy and equipment expense..........    450        475         901       888
                                                ------     ------      ------    ------

Other noninterest expenses:
Marketing expense..............................    116        104         211       162
Other taxes....................................     85        100         190       196
Stationery and supplies........................    120        106         248       197
Contractual services...........................    349        329         710       605
Insurance including FDIC assessment............     46         42          94        83
Other..........................................    460        454         963       810
                                                ------     ------      ------    ------
  Other expenses...............................  1,176      1,135       2,416     2,053
                                                ------     ------      ------    ------
    Total noninterest expense.................. $3,316     $2,977      $6,588    $5,597
                                                ======     ======      ======    ======


Noninterest expense totaled $6,588 for the six months ended June 30, 2002, and increase of $991 or 17.7 percent from $5,597 for the same six months of 2001. Salaries and employee benefits expense and other expenses rose, while occupancy and equipment expense held relatively constant. Noninterest expense for the second quarter increased $339 or 11.4 percent to $3,316 in 2002, from $2,977 in 2001. Despite the increased expenses, our efficiency ratio, noninterest expense less nonrecurring expenses as a percentage of net interest income and noninterest income less nonrecurring income, improved for the first six months of 2002, compared to the same period last year. This ratio was 62.9 percent in 2002 and 63.9 percent in 2001. However, our overhead ratio, noninterest expense as a percentage of total average assets, weakened slightly to 2.9 percent for the first half of 2002, compared to 2.7 percent for the same period last year.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $3,271 or 49.7 percent of noninterest expense for the six months ended June 30, 2002. In comparison, these expenses were $2,656 or
47.5 percent of noninterest expense for the same period of 2001. The addition of corporate relationship officers, additional staff and training expenses related to the two new branch offices, health insurance

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

rate increases and employer contributions to the newly formed 401(k) plan all factored into the rise in employee costs.

Net occupancy and equipment expense rose $13 to $901 for the first half of 2002, from $888 for the same period last year. For the three months ended June 30, 2002 and 2001, net occupancy and equipment expenses amounted to $450 and $475, a decline of $25.

Other expenses increased $363 to $2,416 for the six months ended June 30, 2002, from $2,053 for the same six months of the prior year. For the quarter ended June 30, other expenses totaled $1,176 in 2002 and $1,135 in 2001. The rise in other expenses resulted primarily from additional contractual service expenses associated with increased activity in our secondary mortgage division.

Recently, the Federal Deposit Insurance Corporation ("FDIC") decided to retain the existing Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") assessment schedules of 0 to 27 basis points per year for the second semiannual assessment period of 2002. According to FDIC statistics:

        - 92.5 percent of all BIF-member institutions and 90.4 percent of SAIF-member institutions are estimated to be listed in the lowest risk category, thus paying no premiums,

        - Only 0.1 percent of BIF-member institutions and 0.2 percent of SAIF-member institutions are estimated to be in the highest risk category, paying a premium of 27 cents per 100 dollars in deposits,

        - The average annual assessment rate is projected to be 20 cents per 100 dollars for BIF-member institutions and 25 cents per 100 dollars for SAIF-member institutions,

        - The FDIC-approved rate schedules are expected to maintain the reserve ratios for both the BIF and SAIF above the Congressional mandated 1.25 percent through year-end 2002,

        - At December 31, 2001, the BIF reserve ratio was 1.26 percent and the SAIF reserve ratio was 1.36 percent, and

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

We were included in the 92.5 percent of all BIF-member institutions classified in the well capitalized supervisory risk subgroup at June 30, 2002. Accordingly, we will be exempt from paying a BIF assessment for the second half of 2002. However, along with all banks, we continue to be assessed quarterly for assistance in interest payments on FICO bonds used to capitalize the SAIF. Our assessments totaled $37 and $35 for the six months ended June 30, 2002 and 2001.

INCOME TAXES:

Income tax expense totaled $629 for the six months ended June 30, 2002, and resulted in an effective tax rate of 19.8 percent. For the same period of 2001, income tax expense was $676 with an effective tax rate of 24.1 percent. The improvement in the effective tax rate resulted from a higher level of tax-exempt income. Tax-exempt interest income as a percentage of total interest income equaled 9.1 percent for the first six months of 2002, compared to 6.2 percent for the same period of 2001. Our effective tax rate is more favorable in comparison to that of our peer group. For the six months ended June 30, 2002 and 2001, the peer group posted effective tax rates of 26.2 percent and 26.6 percent. We expect our effective tax rate to remain favorable for the remainder of 2002 through continued emphasis on income from tax-exempt investments and loans, as well as through the utilization of investment tax credits available through our investment in a residential housing program for elderly and low- to moderate-income families.

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

PART II.              Other Information

ITEM 1.     LEGAL PROCEEDINGS
                      NONE

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
                      NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                      NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AT THE COMPANY'S ANNUAL MEETING OF STOCKHOLDERS HELD ON JUNE 7, 2002, FOR WHICH PROXIES WERE SOLICITED PURSUANT TO SECTION 14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, THE FOLLOWING MATTERS WERE VOTED UPON BY THE STOCKHOLDERS.

        1. To elect thirteen directors to serve for a one-year term and until their successors are duly elected and qualified.

        All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

            Nominee                                     For                Against
            -------                                -------------         -----------
            David L. Baker                         1,610,425.319          34,601.876
            Thomas M. Chesnick                     1,634,178.195          10,849.000
            William F. Farber, Sr.                 1,597,353.722          47,673.473
            Judd B. Fitze                          1,645,027.195               0.000
            John P. Kameen                         1,644,257.195             770.000
            William A. Kerl                        1,610,678.195          34,349.000
            Erwin T. Kost                          1,645,027.195               0.000
            William B. Lopatofsky                  1,625,108.195          19,919.000
            Robert A. Mazzoni                      1,612,457.195          32,570.000
            J. Robert McDonnell                    1,622,678.195          22,349.000
            Joseph P. Moore, III                   1,635,857.195           9,070.000
            Theodore W. Porosky                    1,621,527.195          23,500.000
            Eric G. Stephens                       1,645,027.195               0.000

        2. To ratify the selection of Kronick, Kalada, Berdy & Co. of Kingston, Pennsylvania, Certified Public Accountants, as the independent auditors for the year ending December 31, 2002. The votes cast on this matter were as follows:

                                  For                          Against
                             -------------                   ----------
                             1,646,073.496                      100.000

COMM BANCORP, INC.
OTHER INFORMATION

ITEM 5.     OTHER INFORMATION
                      NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)       Exhibits:
                      99(i) Sarbanes-Oxley Act of 2002 Section 906 Certification of Chief Executive Officer

                      99(ii) Sarbanes-Oxley Act of 2002 Section 906 Certification of Chief Financial Officer

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



                                       Registrant, Comm Bancorp, Inc.



Date: August 12, 2002                  /s/William F. Farber, Sr.
     -------------------------         ----------------------------------
                                       William F. Farber, Sr.
                                       Chief Executive Officer



Date: August 12, 2002                  /s/ Scott A. Seasock
     -------------------------         ----------------------------------
                                       Scott A. Seasock
                                       Chief Financial Officer
                                       (Principal Financial Officer)



Date: August 12, 2002                  /s/ Stephanie A. Ganz
     ---------------------------       ----------------------------------
                                       Stephanie A. Ganz
                                       Vice President of Finance
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER                  DESCRIPTION                                  PAGE
-----------                  -----------                                  ----

   99(i)                     Sarbanes-Oxley Act of 2002 Section 906
                             Certification of Chief Executive Officer      48

   99(ii)                    Sarbanes-Oxley Act of 2002 Section 906
                             Certification of Chief Financial Officer      49
