Form 10-Q
period 2002-09-30
COMM BANCORP INC
filed 2002-11-14
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ______________________

Commission file number          0-17455

                               COMM BANCORP, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                 23-2242292
________________________________________     ___________________________________
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)

 125 N. STATE STREET, CLARKS SUMMIT, PA                     18411
________________________________________     ___________________________________
(Address of principal executive offices)                  (Zip Code)

                                  (570)586-0377
________________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,952,569 at October 31, 2002.

                                  Page 1 of 58
                            Exhibit Index on Page 52

                               COMM BANCORP, INC.
                                    FORM 10-Q

                               SEPTEMBER 30, 2002

                                      INDEX

CONTENTS                                                            PAGE NO.
----------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION:

  Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months and Nine Months Ended September 30,
      2002 and 2001..............................................         3
     Consolidated Balance Sheets - September 30, 2002 and
      December 31, 2001..........................................         4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Nine Months Ended September 30, 2002...............         5
     Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2002 and 2001..........................         6
     Notes to Consolidated Financial Statements..................         7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................         9

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................         *

  Item 4: Controls and Procedures................................        47

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................        50

  Item 2: Changes in Securities and Use of Proceeds..............        50

  Item 3: Defaults Upon Senior Securities........................        50

  Item 4: Submission of Matters to a Vote of Security Holders....        50

  Item 5: Other Information......................................        50

  Item 6: Exhibits and Reports on Form 8-K.......................        50

  SIGNATURES.....................................................        51

  Exhibit Index..................................................        52

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                                               2002        2001        2002        2001
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable...............................................................     $5,684      $6,162     $17,137     $18,333
  Tax-exempt............................................................        177         124         522         312
Interest and dividends on investment securities available-for-sale:
  Taxable...............................................................        804         916       2,769       2,424
  Tax-exempt............................................................        439         484       1,455       1,248
  Dividends.............................................................         17          31          56          93
Interest on federal funds sold..........................................        164         153         255         696
                                                                             ------      ------     -------     -------
    Total interest income...............................................      7,285       7,870      22,194      23,106
                                                                             ------      ------     -------     -------

INTEREST EXPENSE:
Interest on deposits....................................................      3,036       3,796       9,327      11,621
Interest on long-term debt..............................................                                              1
                                                                             ------      ------     -------     -------
    Total interest expense..............................................      3,036       3,796       9,327      11,622
                                                                             ------      ------     -------     -------
    Net interest income.................................................      4,249       4,074      12,867      11,484
Provision for loan losses...............................................        195         180         935         540
                                                                             ------      ------     -------     -------
    Net interest income after provision for loan losses.................      4,054       3,894      11,932      10,944
                                                                             ------      ------     -------     -------

NONINTEREST INCOME:
Service charges, fees and commissions...................................        763         598       2,216       1,878
Net gains on sale of loans..............................................        208         156         565         229

Net gains on sale of investment securities..............................         17                      86
                                                                             ------      ------     -------     -------
    Total noninterest income............................................        988         754       2,867       2,107
                                                                             ------      ------     -------     -------

NONINTEREST EXPENSE:
Salaries and employee benefits expense..................................      1,721       1,446       4,992       4,102
Net occupancy and equipment expense.....................................        458         409       1,359       1,297
Other expenses..........................................................      1,249       1,200       3,665       3,253
                                                                             ------      ------     -------     -------
    Total noninterest expense...........................................      3,428       3,055      10,016       8,652
                                                                             ------      ------     -------     -------
Income before income taxes..............................................      1,614       1,593       4,783       4,399
Provision for income tax expense........................................        344         363         973       1,039
                                                                             ------      ------     -------     -------
    Net income..........................................................      1,270       1,230       3,810       3,360
                                                                             ------      ------     -------     -------

OTHER COMPREHENSIVE INCOME:
Unrealized gains on investment securities available-for-sale............      1,561       1,256       3,580       1,512
Reclassification adjustment for gains included in net income............        (17)                    (86)
Income tax expense related to other comprehensive income................        525         426       1,188         513
                                                                             ------      ------     -------     -------
    Other comprehensive income, net of income taxes.....................      1,019         830       2,306         999
                                                                             ------      ------     -------     -------
    Comprehensive income................................................     $2,289      $2,060     $ 6,116     $ 4,359
                                                                             ======      ======     =======     =======

PER SHARE DATA:
Net income..............................................................     $ 0.65      $ 0.62     $  1.94     $  1.69
Cash dividends declared.................................................     $ 0.21      $ 0.19     $  0.61     $  0.55
Average common shares outstanding.......................................  1,956,741   1,985,726   1,963,665   1,985,682

See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          2002           2001
-----------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks.............................................................     $ 13,004       $ 13,934
Federal funds sold..................................................................       31,550
Investment securities available-for-sale............................................      117,586        120,357
Loans held for sale, net............................................................        2,113          1,885
Loans, net of unearned income.......................................................      317,439        310,322
  Less: allowance for loan losses...................................................        3,640          3,220
                                                                                         --------       --------
Net loans...........................................................................      313,799        307,102
Premises and equipment, net.........................................................       11,512          9,702
Accrued interest receivable.........................................................        2,239          2,483
Other assets........................................................................        3,634          4,895
                                                                                         --------       --------
    Total assets....................................................................     $495,437       $460,358
                                                                                         ========       ========

LIABILITIES:
Deposits:
  Noninterest-bearing...............................................................     $ 52,537       $ 45,079
  Interest-bearing..................................................................      393,628        371,126
                                                                                         --------       --------
    Total deposits..................................................................      446,165        416,205
Accrued interest payable............................................................        1,693          1,879
Other liabilities...................................................................        2,634          1,426
                                                                                         --------       --------
    Total liabilities...............................................................      450,492        419,510
                                                                                         --------       --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 September 30, 2002, 1,951,014 shares; December 31, 2001, 1,976,541 shares..........          644            652
Capital surplus.....................................................................        6,456          6,396
Retained earnings...................................................................       34,884         33,145
Accumulated other comprehensive income..............................................        2,961            655
                                                                                         --------       --------
    Total stockholders' equity......................................................       44,945         40,848
                                                                                         --------       --------
    Total liabilities and stockholders' equity......................................     $495,437       $460,358
                                                                                         ========       ========

See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       ACCUMULATED
                                                                                             OTHER          TOTAL
                                                      COMMON   CAPITAL   RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                                       STOCK   SURPLUS   EARNINGS           INCOME         EQUITY
-----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001........................      $652    $6,396    $33,145           $  655        $40,848
Net income........................................                          3,810                           3,810
Dividends declared: $0.61 per share...............                         (1,195)                         (1,195)
Dividend reinvestment plan: 4,606 shares issued...         2       150                                        152
Repurchase and retirement: 30,133 shares..........       (10)      (90)      (876)                           (976)
Net change in other comprehensive income..........                                           2,306          2,306
                                                        ----    ------    -------           ------        -------
BALANCE, SEPTEMBER 30, 2002.......................      $644    $6,456    $34,884           $2,961        $44,945
                                                        ====    ======    =======           ======        =======

See notes to consolidated financial statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30,                                                              2002        2001
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................................  $ 3,810    $  3,360
Adjustments:
  Provision for loan losses..............................................................      935         540
  Depreciation, amortization and accretion...............................................    1,507       1,546
  Amortization of loan fees..............................................................      (96)        (80)
  Deferred income tax expense ...........................................................       56          45
  Gains on sale of investment securities available-for-sale..............................      (86)
  Gains on sale of foreclosed assets.....................................................     (174)        (51)
  Changes in:
    Loans held for sale, net.............................................................     (228)       (903)
    Accrued interest receivable..........................................................      244        (594)
    Other assets.........................................................................     (543)       (203)
    Accrued interest payable.............................................................     (186)        232
    Other liabilities....................................................................        4         (82)
                                                                                           -------    --------
      Net cash provided by operating activities..........................................    5,243       3,810
                                                                                           -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available-for-sale...........................   11,213
Proceeds from repayments of investment securities available-for-sale.....................   20,333      19,112
Purchases of investment securities available-for-sale....................................  (25,796)    (62,343)
Proceeds from sale of foreclosed assets..................................................    1,980         969
Net increase in lending activities.......................................................   (7,816)    (18,803)
Purchases of premises and equipment......................................................   (2,512)       (469)
                                                                                           -------    --------
      Net cash used in investing activities..............................................   (2,598)    (61,534)
                                                                                           -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts............................   34,938      25,048
  Time deposits..........................................................................   (4,978)      6,944
Payments on long-term debt...............................................................                  (36)
Proceeds from issuance of common shares..................................................      152         154
Repurchase and retirement of common shares...............................................     (976)       (232)
Cash dividends paid......................................................................   (1,161)     (1,072)
                                                                                           -------    --------
      Net cash provided by financing activities..........................................   27,975      30,806
                                                                                           -------    --------
      Net increase (decrease) in cash and cash equivalents...............................   30,620     (26,918)
      Cash and cash equivalents at beginning of year.....................................   13,934      37,419
                                                                                           -------    --------
      Cash and cash equivalents at end of period.........................................  $44,554    $ 10,501
                                                                                           =======    ========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest...............................................................................  $ 9,513    $ 11,390
  Income taxes...........................................................................      988         923
Noncash items:
  Transfer of loans to foreclosed assets.................................................      280         408
  Unrealized gains on investment securities available-for-sale...........................  $(2,306)   $   (999)

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

2. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:

On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 on January 1, 2003, is not expected to have a material effect on the operating results or financial position of the Company.

3. ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS:

On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement provides guidance on the accounting for the acquisition of a financial institution. Except for acquisitions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB

COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS (CONTINUED):

Interpretation No. 9, "Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are effective on October 1, 2002. The adoption of the provisions of SFAS No. 147 on October 1, 2002, is not expected to have a material effect on the operating results or financial position of the Company.

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

To a certain extent, our success depends upon the general economic conditions in the geographic market that we serve. Although we expect economic conditions in our market area to remain stable, assurance cannot be given that these conditions will continue. Further adverse changes to economic conditions could impair asset quality and loan collections and may have a materially adverse effect on the consolidated results of operations and financial position.

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

OPERATING ENVIRONMENT:

The United States economy expanded in the third quarter of 2002. The gross domestic product ("GDP"), the value of all goods and services produced in the United States, grew at an annual rate of 3.1 percent. This growth rate may appear respectable after only modest growth of 1.3 percent in the second quarter, however, the majority of the growth was concentrated in automobile sales, which skyrocketed in the third quarter. Adjusting for car sales, third quarter growth was a meager 1.5 percent. In addition, additional signs point to further economic uncertainty. The consumer sector, which has kept the economy from double dipping back into recession in 2002, appears to be waning. Consumer confidence fell sharply in October, the fifth consecutive decline. The consumer confidence index declined 14.3 points in October to 79.4, the lowest level since November of 1993. The drop in confidence was further highlighted by a 0.4 percent decline in consumer spending in September. Given low inflation, consumer worries, stagnant business investment and ailing equity markets, the Federal Open Market Committee ("FOMC") decided to take aggressive action in order to jolt the stalled economy. At its meeting on November 6, 2002, the FOMC lowered the federal funds rate 50 basis points to an historical low of 1.25 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REVIEW OF FINANCIAL POSITION:

Total assets were $495.4 million at September 30, 2002, an increase of $35.0 million from $460.4 million at December 31, 2001. Deposit growth was the primary factor contributing to the overall growth in our balance sheet. Due to uncertainty in equity markets, traditional deposit products have come back in favor, as investors are unwilling to assume the added risk of an extremely volatile stock market. Total deposits rose $30.0 million to $446.2 million at the close of the third quarter, from $416.2 million at year-end 2001. Loans, net of unearned income, increased $7.1 million to $317.4 million at September 30, 2002, from $310.3 million at the close of last year. Investment securities were $117.6 million at September 30, 2002, compared to $120.4 million at December 31, 2001. We had $31.6 million in federal funds sold at the end of the third quarter of 2002. There were no federal funds sold outstanding at year-end 2001. Stockholders' equity strengthened by $4.1 million to $44.9 million at September 30, 2002, from $40.8 million at December 31, 2001. The improvement primarily resulted from net income of $3,810. Also affecting capital was a positive net change in other comprehensive income of $2,306, net cash dividends declared of $1,043 and common stock repurchases of $976. Our asset quality improved from year-end 2001, as evidenced by a reduction in the ratio of nonperforming assets to loans, net of unearned income. This ratio equaled 0.68 percent at September 30, 2002, compared to 1.25 percent at year-end 2001.

Total assets increased $19.2 million from the end of the second quarter of 2002. An increase in deposits of $17.4 million was primarily directed into the investment portfolio. Investment securities, available-for-sale rose $15.1 million, while loans, net of unearned income, increased $1.9 million. Federal funds sold remained relatively unchanged from the previous quarter-end. Stockholders' equity improved $1.5 million.

We opened our sixteenth community banking office in Scranton, Lackawanna County, Pennsylvania, on August 23, 2002. This office is located near the Steamtown National Historic Site in a predominately commercial area of the city. The architectural and interior design of the building reflects the area's time-honored railroad motif and presents a welcomed addition to the community. Moreover, we believe the location of this office, in one of the major commercial markets in Northeastern Pennsylvania, offers our Company significant growth opportunities.

In addition, during the third quarter, we decided to further expand our market area into Monroe County by purchasing land in Tannersville, Pennsylvania, to construct a full-service community banking office. We feel that this market area also exhibits strong growth potential since this region is one of the fastest developing areas in Pennsylvania.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INVESTMENT PORTFOLIO:

The demise of the equity markets, which escalated at the close of the second quarter of 2002, intensified further by the end of the third quarter. The demand for U.S. Treasury securities increased, due to investors worries about the stock market and the economy. As a result of this renewed demand, the price for U.S. Treasuries rose. Treasury yields, which react inversely to prices, have reached historic lows. Changes in the yields of U.S. Treasuries impact the market value of our investment portfolio. Specifically, our holdings of mortgage-backed securities and municipal obligations have average lives that are closely related to the two-year and ten-year U.S. Treasury securities. The ten-year U.S. Treasury, related to our holdings of state and municipal obligations, plummeted 106 basis points to 3.87 percent at the close of the third quarter, from 4.93 percent at June 30, 2002. This drop in rates had a positive affect on the unrealized holding gain on state and municipal obligations, which increased $1,596 to $3,070 at September 30, 2002, from $1,474 at the end of the second quarter. The two-year U.S. Treasury rate, which affects our mortgage-backed securities, dropped 99 basis points to 2.00 percent at September 30, 2002, from
2.99 percent at the end of the previous quarter. Despite the yield reduction, we experienced a $78 decline in the unrealized holding gain on mortgage-backed securities as a result of the change in the yield spread between these securities and U.S. Treasuries. Overall, the unrealized holding gain on the investment portfolio increased $1,545 to $4,487 at September 30, 2002, from $2,942 at June 30, 2002.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 2002, and December 31, 2001, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                                          SEPTEMBER 30,       DECEMBER 31,
                                                              2002               2001
                                                          AMOUNT     %        AMOUNT     %
---------------------------------------------------------------------------------------------
U.S. Government agencies............................    $ 11,404    9.70%   $  1,067    0.89%
State and municipals................................      38,102   32.40      41,790   34.72
Mortgage-backed securities..........................      66,058   56.18      75,558   62.78
Equity securities...................................       2,022    1.72       1,942    1.61
                                                        --------  ------    --------  ------
   Total............................................    $117,586  100.00%   $120,357  100.00%
                                                        ========  ======    ========  ======

Our investment portfolio decreased $2.8 million to $117.6 million at September 30, 2002, from $120.4 million at December 31, 2001. However, in comparison to the end of the previous quarter, investments increased $15.1 million. Due to subdued loan demand and increased liquidity, in the third quarter we directed a portion of our excess funds into the investment

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

portfolio. Specifically, we purchased $10.3 million in securities of U.S. Government agencies, $13.8 million in mortgage-backed securities, $1.6 million in obligations of states and municipalities and $0.1 million in other investments. At September 30, 2002, investment securities equaled 25.1 percent of earning assets, compared to 22.7 percent at June 30, 2002, and 27.8 percent at December 31, 2001. During the nine months ended September 30, 2002, we sold state and municipal obligations having an amortized cost of $6.2 million and mortgage-backed securities having an amortized cost of $4.9 million. We realized gains of $86 on the sale of these securities. No securities were sold during the nine months ended September 30, 2001.

The investment portfolio averaged $98.2 million and $108.5 million for the three months and nine months ended September 30, 2002, compared to $106.1 million and $93.3 million for the same periods of last year. As a result of the lower interest rate environment, the tax-equivalent yield on the investment portfolio dropped 12 basis points to 6.20 percent for the nine months ended September 30, 2002, from 6.32 percent for the same period of 2001. The tax-equivalent yield was 6.01 percent for the third quarter of 2002, a decline of 24 basis points from 6.25 percent for the second quarter.

In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. Total return for the investment portfolio improved for the twelve months ended September 30, 2002, to 8.6 percent, compared to 8.3 percent for the twelve months ended June 30, 2002. Furthermore, our investment portfolio ranked in the upper 96th percentile of all banks throughout the United States over the past twelve months according to latest results provided by a national investment performance ranking company.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at September 30,2002, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                    AFTER ONE        AFTER FIVE
                                      WITHIN        BUT WITHIN       BUT WITHIN          AFTER
                                     ONE YEAR       FIVE YEARS       TEN YEARS         TEN YEARS          TOTAL
                                 -------------------------------------------------------------------------------------
SEPTEMBER 30, 2002               AMOUNT    YIELD   AMOUNT  YIELD     AMOUNT  YIELD   AMOUNT   YIELD    AMOUNT    YIELD
----------------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Government agencies.....                     $11,309   2.49%                                      $ 11,309   2.49%
State and municipals.........    $ 1,095   4.61%      305   5.61    $ 8,559   7.83%  $25,073   7.61%     35,032   7.55
Mortgage-backed securities...     21,420   5.83    37,919   5.46      5,458   5.75        17   7.01      64,814   5.61
Equity securities............                                                          1,944   3.82       1,944   3.82
                                 -------          -------           -------          -------           --------
  Total......................    $22,515   5.77%  $49,533   4.78%   $14,017   7.02%  $27,034   7.34%   $113,099   5.87%
                                 =======          =======           =======          =======           ========
Fair value:
U.S. Government agencies.....                     $11,404                                              $ 11,404
State and municipals.........    $ 1,105              317           $ 9,441          $27,239             38,102
Mortgage-backed securities...     21,744           38,621             5,676               17             66,058
Equity securities............                                                          2,022              2,022
                                 -------          -------           -------          -------           --------
  Total......................    $22,849          $50,342           $15,117          $29,278           $117,586
                                 =======          =======           =======          =======           ========

LOAN PORTFOLIO:

Loans to finance one-to-four family residential properties account for a significant portion of our lending activities. Accordingly, the housing market and the economic conditions affecting it significantly impact our lending activities. During the first nine months of 2002, the housing sector provided support to an ailing United States economy. With mortgage rates hitting record lows and lackluster investment alternatives, consumers opted to invest or reinvest in the housing market. The rate on a 30-year mortgage closed the third quarter at 6.09 percent, a drop of 56 basis points from an already low 6.65 percent at the end of the previous quarter. As a result, new and existing home sales, as well as, housing starts soared in the third quarter of 2002. New and existing home sales reached 1,021 thousand and 5.4 million in September 2002, up from 947 thousand and 5.1 million in June. In

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

addition, for the twelve months ended September 30, 2002, average annual sales of new homes rose 2.4 percent, while average annual sales of existing homes increased 4.9 percent in comparison to one year ago. Furthermore, housing starts topped 1.8 million, the strongest pace in 16 years.

The prime rate remained at 4.75 percent throughout the nine months ended September 30, 2002. Despite continued low interest rates, problems plaguing the business sector caused the demand for commercial loans to subside for all banks in the United States. Business investment was barely positive in the third quarter of 2002, after falling six consecutive quarters. As a result, commercial banks posted a decline of $19.2 billion in commercial loans to $978.5 billion at September 30, 2002, from $997.7 billion at the end of the previous quarter, and $54.7 billion from $1,033.2 billion at year-end 2001. Personal spending remained vibrant despite equity losses and layoffs, which kept demand for consumer loans strong. Consumer loans for all commercial banks grew $14.8 billion to $585.2 billion at the end of the third quarter of 2002, from $570.4 billion at the previous quarter-end, and $28.5 billion from $556.7 billion at December 31, 2001.

The composition of the loan portfolio at September 30, 2002, and December 31, 2001, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                   SEPTEMBER 30,         DECEMBER 31,
                                                       2002                  2001
                                                  AMOUNT       %        AMOUNT        %
------------------------------------------------------------------------------------------
Commercial, financial and others............    $ 90,633     28.55%    $ 71,512     23.05%
Real estate:
  Construction..............................       4,835      1.53        5,285      1.70
  Mortgage..................................     186,219     58.66      195,915     63.13
Consumer, net...............................      34,162     10.76       36,346     11.71
Lease financing, net........................       1,590      0.50        1,264      0.41
                                                --------    ------     --------    ------
  Loans, net of unearned income.............     317,439    100.00%     310,322    100.00%
                                                            ======                 ======
Less: allowance for loan losses.............       3,640                  3,220
                                                --------               --------
    Net loans...............................    $313,799               $307,102
                                                ========               ========

Loans, net of unearned income increased $7.1 million to $317.4 million at September 30, 2002, from $310.3 million at the end of 2001. Contrary to the overall banking industry, greater demand in the commercial sector was the primary factor contributing to the growth. As a result of greater emphasis placed on developing our commercial markets, commercial loans, including commercial mortgages and commercial lease financing, grew $28.6 million or 23.0 percent to $153.0 million at September 30, 2002, from $124.4 million at December 31, 2001. With regard to the consumer sector, increased activity

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

in our secondary mortgage division directly caused a decline in residential mortgages, as the majority of mortgages originated were subsequently sold on the secondary market. In addition, special financing rates offered by automobile manufacturers greatly reduced the demand for our consumer loan products. Residential mortgage loans, including construction loans, declined $19.2 million or 12.8 percent, while consumer loans decreased $2.2 million or 6.1 percent.

In comparison to the end of the previous quarter, loans, net of unearned income, grew $1.9 million. Commercial loans, including commercial mortgages and lease financing, grew $5.0 million or at an annual rate of 13.4 percent. Residential mortgage loans, including construction loans, declined $3.4 million. Consumer loans increased by a slight $0.3 million.

Loans, net of unearned income, averaged $316.3 million for the nine months ended September 30, 2002, an increase of $19.2 million from $297.1 million for the same period of 2001. The tax-equivalent yield on the loan portfolio fell 88 basis points to 7.58 percent for the nine months ended September 30, 2002, from
8.46 percent for the same period last year. The historically low interest rates sustained for over a year caused the tax-equivalent yield on our loan portfolio to decline steadily over the first three quarters of 2002. The tax-equivalent yield for the third quarter of 2002 declined 9 basis points to 7.44 percent, after declining 25 basis points in the second quarter and 35 basis points in the first quarter in comparison to the previous quarter. We anticipate a further decline in loan yields due to the additional 50 basis point reduction in the prime rate to 4.25 percent on November 6, 2002.

We continually examine the maturity distribution and interest rate sensitivity of the loan portfolio in an attempt to limit IRR and liquidity strains. Approximately 50.4 percent of the loan portfolio is expected to reprice within the next twelve months. Management will price loan products in the near term in order to reduce the average term of fixed-rate loans and increase its holdings of variable-rate loans in an attempt to reduce IRR in the loan portfolio.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity and repricing information of the loan portfolio by major classification at September 30, 2002, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                           AFTER ONE
                                               WITHIN     BUT WITHIN        AFTER
SEPTEMBER 30, 2002                            ONE YEAR    FIVE YEARS     FIVE YEARS       TOTAL
-----------------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others........      $ 39,660      $ 24,395       $ 26,578    $ 90,633
Real estate:
  Construction..........................         4,835                                    4,835
  Mortgage..............................        21,292        58,657        106,270     186,219
Consumer, net...........................        12,780        17,991          3,391      34,162
  Lease financing, net..................           585         1,005                      1,590
                                              --------      --------       --------    --------
    Total...............................      $ 79,152      $102,048       $136,239    $317,439
                                              ========      ========       ========    ========
Repricing schedule:
Predetermined interest rates............      $ 31,492      $ 72,847       $ 84,726    $189,065
Floating or adjustable interest rates...       128,374                                  128,374
                                              --------      --------       --------    --------
    Total...............................      $159,866      $ 72,847       $ 84,726    $317,439
                                              ========      ========       ========    ========

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at September 30, 2002 and 2001, are summarized as follows:

SEPTEMBER 30,                                                            2002     2001
--------------------------------------------------------------------------------------
United States.........................................................    5.6%     5.0%
Pennsylvania..........................................................    5.2      4.7
Lackawanna county.....................................................    4.9      5.8
Susquehanna county....................................................    5.2      7.2
Wayne county..........................................................    3.9      4.3
Wyoming county........................................................    4.1%     4.1%

The national unemployment rate was 5.6 percent at September 30, 2002, up from
5.0 percent one year ago. Nonfarm employment growth edged up slightly, however the gains were concentrated in the service-producing industries. Manufacturing payrolls continued to decline, indicating that companies are continuing to focus on cost containment. Similarly, the unemployment rate for the Commonwealth rose to 5.2 percent at September 30, 2002, from 4.7 percent last year. Unlike the deteriorating conditions of the Commonwealth of Pennsylvania and the Nation, employment conditions in our market area

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

improved. Three of the four counties we serve experienced improvement in employment conditions. Wyoming County's unemployment rate remained unchanged. Although employment conditions in our market area have remained steady, further economic weakening could cause conditions in the counties we serve to deteriorate.

Our asset quality improved steadily over the course of the past nine months. Nonperforming assets were $2,163 or 0.68 percent of loans, net of unearned income, at September 30, 2002, compared to $2,634 or 0.83 percent at the end of the previous quarter and $3,870 or 1.25 percent at year-end 2001. A reduction in foreclosed assets was primarily responsible for the asset quality improvement. Nonaccrual loans increased slightly while accruing loans past due 90 days or more declined from the end of 2001.

Nonaccrual loans increased $153 to $1,501 at September 30, 2002, from $1,348 at December 31, 2001. The amount of real estate and consumer loans on nonaccrual status increased, while the amount of commercial loans decreased. Accruing loans past due 90 days or more decreased $334 to $370 at the end of the third quarter compared to $704 at year-end 2001. Foreclosed assets decreased $1,526 to $292 at September 30, 2002, from $1,818 at December 31, 2001. Seven loans totaling $280 were transferred to foreclosed assets during the nine months ended September 30, 2002. Fifteen properties with an aggregate carrying value of $1,788 were sold for $1,980, resulting in a net realized gain of $192. Write downs on foreclosed assets, charged to noninterest expense, amounted to $18.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning nonperforming assets at September 30, 2002, and December 31, 2001, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
------------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others.............................   $   91          $  113
Real estate:
  Construction...............................................
  Mortgage...................................................    1,170           1,045
Consumer, net................................................      240             190
Lease financing, net.........................................
                                                                ------          ------
    Total nonaccrual loans...................................    1,501           1,348
                                                                ------          ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others.............................       10             107
Real estate:
  Construction...............................................
  Mortgage...................................................      270             372
Consumer, net................................................       90             225
Lease financing, net.........................................
                                                                ------          ------
    Total accruing loans past due 90 days or more............      370             704
                                                                ------          ------
    Total nonperforming loans................................    1,871           2,052
                                                                ------          ------
Foreclosed assets............................................      292           1,818
                                                                ------          ------
    Total nonperforming assets...............................   $2,163          $3,870
                                                                ======          ======

Ratios:
Nonperforming loans as a percentage of loans, net............     0.59%           0.66%
Nonperforming assets as a percentage of loans, net...........     0.68%           1.25%

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

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. As previously mentioned, we employ the Federal Financial Institution Examination Council ("FFIEC") Interagency Policy Statement and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 for loans specifically identified to be individually evaluated for impairment and the requirements of SFAS No. 5 for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

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

Loans identified to be collectively evaluated for impairment are separated into three major pools in order to determine applicable loss factors. These pools include:

    - Identified loans individually evaluated but considered not impaired that share risk characteristics with other collectively evaluated loans having an internal loan grading classification of substandard, special mention or watch;

    - Identified loans individually evaluated but considered not impaired that share risk characteristics with other collectively evaluated loans having an internal loan grading classification of superior, satisfactory or marginal; and

    - Identified loans to be collectively evaluated for impairment and not having an internal loan grading classification.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning impaired loans at September 30, 2002, and December 31, 2001, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 2002          2001
---------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others...........................     $   91          $  113
Real estate:
  Construction.............................................
  Mortgage.................................................      1,170           1,045
Consumer, net..............................................        240             190
Lease financing, net.......................................
                                                                ------          ------
    Total nonaccrual loans.................................      1,501           1,348
                                                                ------          ------
ACCRUING LOANS:
Commercial, financial and others...........................      1,244             407
Real estate:
  Construction.............................................
  Mortgage.................................................        467              65
Consumer, net..............................................         91             125
Lease financing, net.......................................
                                                                ------          ------
    Total accruing loans...................................      1,802             597
                                                                ------          ------
    Total impaired loans...................................     $3,303          $1,945
                                                                ======          ======
Ratio:
Impaired loans as a percentage of loans, net...............       1.04%           0.63%

Information relating to the recorded investment in impaired loans at September 30, 2002 and December 31, 2001, is summarized as follows:

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                  2002          2001
----------------------------------------------------------------------------------------
Impaired loans:
With a related allowance...................................     $2,182          $  910
With no related allowance..................................      1,121           1,035
                                                                ------          ------
  Total....................................................     $3,303          $1,945
                                                                ======          ======

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The analysis of changes affecting the allowance for loan losses related to impaired loans for the nine months ended September 30, 2002, is summarized as follows:

                                                                               SEPTEMBER 30,
                                                                                   2002
--------------------------------------------------------------------------------------------
Balance at January 1.........................................................      $403
Provision for loan losses....................................................       888
Loans charged-off............................................................       411
Loans recovered..............................................................         6
                                                                                   ----
Balance at period-end........................................................      $886
                                                                                   ====

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loan not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and nine-month periods ended September 30, 2002 and 2001 are summarized as follows:

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                  2002       2001       2002      2001
---------------------------------------------------------------------------------------
Gross interest due under terms.................  $   53     $   58     $  133    $  136
Interest income recognized.....................      92        182        139       212
                                                 ------     ------     ------    ------
Interest income not recognized (recognized in
 excess of due)................................  $  (39)    $ (124)    $   (6)   $  (76)
                                                 ======     ======     ======    ======
Interest income recognized (cash-basis)........  $   92     $  182     $  139    $  212
Average recorded investment in impaired loans..  $3,335     $2,887     $2,598    $2,131

Cash received on impaired loans applied as a reduction of principal totaled $399 and $100 for the nine and three months ended September 30, 2002. For the respective periods of 2001 cash receipts on impaired loans totaled $166 and $74. There were no commitments to extend additional funds to such parties at September 30, 2002.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The allocation of the allowance for loan losses at September 30, 2002 and December 31, 2001, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                    SEPTEMBER 30,         DECEMBER 31,
                                                        2002                  2001
                                                 -----------------     ------------------
                                                     CATEGORY               CATEGORY
                                                         AS A                   AS A
                                                         % OF                   % OF
                                                   AMOUNT    LOANS       AMOUNT    LOANS
-----------------------------------------------------------------------------------------
Allocated allowance:
Specific:
Commercial, financial and others...............   $  575     0.42%      $  174     0.17%
Real estate:
  Construction.................................
  Mortgage.....................................      193     0.52          135     0.36
Consumer, net..................................      118     0.10           94     0.10
Lease financing, net...........................   ------   ------       ------   ------
    Total specific.............................      886     1.04          403     0.63
                                                  ------   ------       ------   ------

Formula:
Commercial, financial and others...............      995    28.13        1,433    22.88
Real estate:
  Construction.................................              1.52                  1.70
  Mortgage.....................................    1,209    58.15          800    62.77
Consumer, net..................................      530    10.66          452    11.61
Lease financing, net...........................              0.50                  0.41
                                                  ------   ------       ------   ------
    Total formula..............................    2,734    98.96        2,685    99.37
                                                  ------   ------       ------   ------
    Total allocated allowance..................    3,620   100.00%       3,088   100.00%
                                                           ======                ======
Unallocated allowance..........................       20                   132
                                                  ------                ------
    Total allowance for loan losses............   $3,640                $3,220
                                                  ======                ======

The allocated allowance was $3,620 at September 30, 2002, an increase of $532 from $3,088 at December 31, 2001. The increase primarily resulted from an increase in the specific portion of the allocated allowance for loans identified as impaired under SFAS No. 114 with a recorded investment in excess of the fair value of the underlying collateral. Specifically, the amount of commercial loans with a recorded investment in excess of fair value was $1,283 with an impaired balance of $575 at September 30, 2002, compared to $210 with an impaired balance of $174 at December 31, 2002. The unallocated portion of the allowance for loan losses decreased to $20 at the end of the third quarter of 2002, from $132 at year-end 2001.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the nine months ended September 30, 2002, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                            SEPTEMBER 30,
                                                                                 2002
----------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period..........................      $3,220
Loans charged-off:
Commercial, financial and others..........................................         149
Real estate:
  Construction............................................................
  Mortgage................................................................         182
Consumer, net.............................................................         274
Lease financing, net......................................................           2
                                                                                ------
    Total.................................................................         607
                                                                                ------
Loans recovered:
Commercial, financial and others..........................................          27
Real estate:
   Construction...........................................................
   Mortgage...............................................................           8
Consumer, net.............................................................          57
Lease financing, net......................................................
                                                                                ------
    Total.................................................................          92
                                                                                ------
Net loans charged-off.....................................................         515
                                                                                ------
Provision charged to operating expense....................................         935
                                                                                ------
Allowance for loan losses at end of period................................      $3,640
                                                                                ======
Ratios:
Net loans charged-off as a percentage of average loans outstanding........        0.22%
Allowance for loan losses as a percentage of period end loans.............        1.15%

At September 30, 2002, the allowance for loan losses account equaled $3,640, an increase of $109 from the previous quarter-end. The provision for loan losses of $195 exceeded net charge-offs of $86 for the three months ended September 30, 2002. The allowance for loan losses as a percentage of loans, net of unearned income increased to 1.15 percent at September 30, 2002, from 1.12 percent at June 30, 2002. For our peer group the allowance equaled 1.30 percent of loans, net of unearned income, at September 30, 2002. The allowance account covered
168.3 percent of nonperforming assets at September 30, 2002 and 134.1 percent at June 30, 2002.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $515 or 0.22 percent of average loans outstanding for

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

the nine months ended September 30, 2002, compared to $415 or 0.19 percent for the same period last year. Net charge-offs as a percentage of average loans outstanding for our peer group equaled 0.17 percent and 0.16 percent for the respective periods.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 2002 and 2001, are summarized as follows:

DEPOSIT DISTRIBUTION

                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                     2002                   2001
                                             ------------------     ------------------
                                             AVERAGE    AVERAGE     AVERAGE    AVERAGE
                                             BALANCE       RATE     BALANCE       RATE
---------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts......................  $ 18,949      2.13%    $ 29,407      4.01%
NOW accounts...............................    37,944      1.45       27,141      1.91
Savings accounts...........................   103,417      1.98       76,885      2.35
Time deposits less than $100...............   185,421      4.51      184,292      5.62
Time deposits $100 or more.................    28,921      3.80       31,643      5.28
                                             --------               --------
  Total interest-bearing...................   374,652      3.33%     349,368      4.45%
Noninterest-bearing........................    48,480                 41,253
                                             --------               --------
  Total deposits...........................  $423,132               $390,621
                                             ========               ========

Stock market volatility, which began in the latter part of 2001 with economic uncertainty, heightened in 2002 as lackluster earnings performance and corporate accounting scandals forced equity prices down. Investors, not willing to take on the added risk of equity markets are using traditional bank products as their current investment choice. In addition, consumers, leery about economic conditions, are opting to increase their personal savings. As a result the personal savings rate, which was negative throughout most of 2001, has stayed above 3.0 percent in 2002 and was 4.2 percent in September 2002.

We experienced increased demand for our deposit products. The above factors were partially responsible for the deposit growth. In addition, our strategy of placing greater emphasis on developing commercial business relationships led to a 21.8 percent increase in commercial transaction accounts. Overall, total deposits amounted to $446.2 million at September 30, 2002, an increase of $30.0 million or 7.2 percent from $416.2 million at December 31, 2001. Noninterest-bearing deposits rose $7.5 million, and interest-bearing transaction accounts, money market accounts, NOW accounts and savings accounts, rose $27.5 million. Depositors were hesitant to invest monies

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

long-term due to extremely low interest rates, as a result, demand for time deposits waned as evidenced by only a slight increase of $1.6 million in time deposits less than $100. Time deposits in excess of $100 fell $6.6 million, primarily due to one large deposit of a local area school district which was used to fund a building project. In comparison to the second quarter, total deposits rose $17.4 million. Similarly, the growth was concentrated in our noninterest-bearing accounts and interest-bearing transaction accounts.

Total deposits averaged $423.1 million for the nine months ended September 30, 2002, an increase of $32.5 million or 8.3 percent compared to $390.6 million for the same period of 2001. For the nine months ended September 30, 2002, average noninterest-bearing deposits rose $7.2 million, while interest-bearing deposits increased $25.3 million, in comparison to last year. Increases of $26.5 million in savings accounts, $10.8 million in NOW accounts and $1.1 million in time deposits less than $100 were partially offset by declines of $10.4 million in money market accounts and $2.7 million in time deposits $100 or more. Due to the sustained low interest rate environment, our cost of deposits decreased dramatically. For the nine months ended September 30, our cost of deposits fell 112 basis points to 3.33 percent in 2002, from 4.45 percent in 2001. In addition, our cost of deposits for the third quarter of 2002 was 3.16 percent, a 19 basis point reduction from 3.35 percent for the previous quarter. At the end of the third quarter, the FOMC's position with regard to economic conditions was weighted toward weakness. In response to the lower than expected economic growth, the FOMC, at their November meeting, chose to lower the federal funds rate another 50 basis points. As a result, we anticipate a further reduction in our deposit costs. However, should an economic rebound occur and inflationary pressures pick up, interest rates could rise.

Volatile deposits, time deposits in denominations of $100 or more, equaled $25.2 million at September 30, 2002, a $6.6 million decline from $31.8 million at December 31, 2001. As previously mentioned, the decline was due to withdrawal requirements associated with a building project of a local area school district. Due to the short-term structure of volatile deposits and significantly lower market rates, the average cost of these deposits fell 148 basis points to 3.80 percent for the nine months ended September 30, 2002, compared to 5.28 percent for the same period of last year.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Maturities of time deposits of $100 or more at September 30, 2002, and December 31, 2001, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 2002          2001
--------------------------------------------------------------------------------------
Within three months......................................       $12,303        $10,720
After three months but within six months.................         2,315          4,648
After six months but within twelve months................         3,432         11,619
After twelve months......................................         7,158          4,823
                                                                -------        -------
  Total..................................................       $25,208        $31,810
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

INTEREST RATE SENSITIVITY

                                                     DUE AFTER           DUE AFTER
                                                     THREE MONTHS        ONE YEAR
                                      DUE WITHIN     BUT WITHIN          BUT WITHIN       DUE AFTER
SEPTEMBER 30, 2002                  THREE MONTHS     TWELVE MONTHS       FIVE YEARS       FIVE YEARS       TOTAL
----------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities.............      $  5,148          $ 17,701         $ 50,342         $ 44,395    $117,586
Loans held for sale, net..........         2,113                                                           2,113
Loans, net of unearned income.....       139,203            20,663           72,847           84,726     317,439
Federal funds sold................        31,550                                                          31,550
                                        --------          --------         --------         --------    --------
  Total...........................      $178,014          $ 38,364         $123,189         $129,121    $468,688
                                        ========          ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts.............                        $ 20,184                                      $ 20,184
NOW accounts......................                          38,854                                        38,854
Savings accounts..................                                         $121,646                      121,646
Time deposits less than $100......      $ 46,160            52,637           87,736         $  1,203     187,736
Time deposits $100 or more........        12,303             5,747            7,058              100      25,208
                                        --------          --------         --------         --------    --------
  Total...........................      $ 58,463          $117,422         $216,440         $  1,303    $393,628
                                        ========          ========         ========         ========    ========

Rate sensitivity gap:
  Period..........................      $119,551          $(79,058)        $(93,251)        $127,818
  Cumulative......................      $119,551          $ 40,493         $(52,758)        $ 75,060    $ 75,060

RSA/RSL ratio:
  Period..........................          3.04              0.33             0.57            99.10
  Cumulative......................          3.04              1.23             0.87             1.19        1.19

Our cumulative one-year RSA/RSL ratio equaled 1.23 at September 30 2002, compared to 1.09 at June 30, 2002. Both ratios fell within our asset/liability guidelines of 0.70 and 1.30. The increase in the ratio occurred as a result of a $9.5 million increase in RSA maturing or repricing within one year coupled with a $14.2 million decline in RSL

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

maturing or repricing within one year coupled with a $14.2 million decline in RSL maturing or repricing within the same time frame. The increase in RSA primarily resulted from increases of $5.3 million in loans, net of unearned income, and $3.4 million in investment securities. The change in RSL was caused by reductions of $10.9 million in time deposits less than $100, $5.0 million in time deposits $100 or more and $3.7 million in NOW accounts maturing or repricing within one year, partially offset by an increase of $5.6 million in money market accounts maturing or repricing within the same time frame. During the third quarter, we offered two certificate of deposit promotions, one offering was in conjunction with the grand opening of our Scranton office. The second promotion featured a preferential rate on a certificate of deposit with a 90-month term. Both promotions were designed to direct new monies and redirect existing deposits into longer-term instruments in order to mitigate potential IRR should market rates begin to turn around. As a result, the time frame when time deposits less than $100 mature or reprice lengthened in comparison to the previous quarter-end.

We experienced a decline in our three-month ratio to 3.04 at September 30, 2002, from 4.31 at the end of the previous quarter. The decrease primarily resulted from an $18.3 million rise in the amount of RSL maturing or repricing within three months. Partially offsetting the rise in RSL was a $5.3 million increase in RSA maturing or repricing within the same time frame.

According to the results of the static gap report, we were asset rate-sensitive for the cumulative one-year period. This indicates that should general market rates increase, the likelihood exists that net interest income would be positively affected. Conversely, a decline in market rates would likely have an unfavorable effect on net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2002, produced results contrary to those indicated by the one-year static gap position. Given parallel and instantaneous shifts in interest rates of plus 100 basis points and 200 basis points, net interest income should decrease by 1.0 percent and 1.9 percent. Conversely, similar declines in interest rates would result in increases in net interest income of
0.9 percent and 1.9 percent.

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

Our liquidity position at September 30, 2002, improved from the previous quarter end. The change in our net noncore funding dependence ratio and net short-term noncore funding dependence ratio, two key liquidity ratios, best illustrate the improvement. The net noncore funding dependence ratio, defined as the difference between noncore funds, time deposits $100 or more and brokered time deposits less than $100, and short-term investments to long-term assets, was negative 7.7 percent at September 30, 2002, compared to negative 5.9 percent at June 30, 2002. In addition, the net short-term noncore funding dependence ratio, defined as the difference between noncore funds maturing within one year, including borrowed funds, less short-term

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

investments to long-term assets, equaled negative 9.5 percent at the close of the third quarter, and negative 7.2 percent at the end of the previous quarter. We consider our liquidity position adequate to meet our present and future financial obligations and commitments. Management believes maintaining adequate volumes of short-term investments and remaining competitive in our deposit pricing will ensure sufficient liquidity to support future growth.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities and further illustrate the improvement in our liquidity position. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, increased $30.6 million during the nine months ended September 30, 2002. The increase in net cash and cash equivalents was primarily funded through financing activities, and, to a lesser extent, operating activities. A net cash outflow from investing activities partially offset these inflows.

With regard to cash inflows, net cash provided by financing activities totaled $28.0 million for the nine months ended September 30, 2002, which primarily resulted from a $30.0 million net increase in deposits. Partially offsetting the net increase in deposits were net cash dividends paid of $1.0 million and common stock repurchases of $1.0 million. For the nine months ended September 30, 2002, net income of $3.8 million was the main factor contributing to the $5.2 million increase in net cash from operating activities.

Net cash used in investing activities totaled $2.6 million for the nine months ended September 30, 2002. Cash received from repayments of investment securities of $20.3 million, the sale of investment securities of $11.2 million and the sale of foreclosed assets of $2.0 million were more than offset by purchases of investment securities of $25.8 million, a net increase in lending activities of $7.8 million and purchases of fixed assets of $2.5 million.

CAPITAL ADEQUACY:

Stockholders' equity totaled $44.9 million at September 30, 2002, an increase of $4.1 million from $40.8 million at December 31, 2001. The capital improvement principally resulted from net income of $3,810. Also

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

affecting capital was a positive change in other comprehensive income of $2,306, net cash dividends declared of $1,043 and the repurchase of 30,133 shares of common stock for $976.

Dividends declared totaled $1,195 or $0.61 per share for the nine months ended September 30, 2002, compared to $1,093 or $0.55 per share for the same period of last year. The dividend payout ratio for the nine months ended September 30, was
31.4 percent in 2002 and 32.5 percent in 2001. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

Our dividend reinvestment plan allows stockholders to automatically reinvest their dividends in shares of our common stock. During the nine months ended September 30, 2002, 4,606 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was
4.0 percent at September 30, 2002 and 2001. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Our and Community Bank's capital ratios at September 30, 2002 and 2001, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                                MINIMUM TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                      MINIMUM FOR CAPITAL       PROMPT CORRECTIVE
                                                       ACTUAL          ADEQUACY PURPOSES        ACTION PROVISIONS
                                               -------------------------------------------------------------------
SEPTEMBER 30,                                      2002      2001       2002         2001         2002       2001
------------------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-weighted assets:
  Consolidated...........................      $ 40,719  $ 37,833    $13,246      $12,198      $19,868    $18,298
  Community Bank.........................        38,969    36,097     13,211       12,152       19,816     18,228
Total capital to risk-weighted assets:
  Consolidated...........................        44,359    41,243     26,491       24,397       33,114     30,496
  Community Bank.........................        42,609    39,507     26,421       24,304       33,026     30,380
Tier I capital to total average assets
 less goodwill:
  Consolidated...........................        40,719    37,833     18,719       17,262       23,399     21,578
  Community Bank.........................        38,969    36,097    $18,676      $17,780      $23,345    $22,224

Risk-weighted assets:
  Consolidated...........................       308,182   287,513
  Community Bank.........................       307,306   286,348
Risk-weighted off-balance sheet items:
  Consolidated...........................        22,957    17,447
  Community Bank.........................        22,957    17,447
Average assets for Leverage ratio:
  Consolidated...........................       467,971   431,557
  Community Bank.........................      $466,895  $444,488

Ratios:
Tier I capital as a percentage of
 risk-weighted assets and off-balance
 sheet items:
  Consolidated............................         12.3%     12.4%       4.0%         4.0%         6.0%       6.0%
  Community Bank..........................         11.8      11.9        4.0          4.0          6.0        6.0
Total of Tier I and Tier II capital as a
 percentage of risk-weighted assets and
 off-balance sheet items:
  Consolidated............................         13.4      13.5        8.0          8.0         10.0       10.0
  Community Bank..........................         12.9      13.0        8.0          8.0         10.0       10.0
 Tier I capital as a
 percentage of total
 average assets less goodwill:
  Consolidated............................          8.7       8.8        4.0          4.0          5.0        5.0
  Community Bank..........................          8.3%      8.1%       4.0%         4.0%         5.0%       5.0%

Our risk-based capital ratios remained relatively constant in comparison to one year earlier, and we exceeded all relevant regulatory capital requirements and were considered well capitalized at September 30, 2002 and

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2001. Regulatory agencies define institutions not under a written directive to maintain certain capital levels as well capitalized if they exceed the following:

    -    A Tier I risk-based ratio of at least 6.0 percent,

    -    A total risk-based ratio of at least 10.0 percent, and

    -    A Leverage ratio of at least 5.0 percent.

REVIEW OF FINANCIAL PERFORMANCE:

The banking industry benefitted from higher net interest income and noninterest income in 2002. Insured commercial banks recorded a 16.7 percent increase in year-to-date net income in 2002 compared to the previous year. The favorable interest rate environment led to a 12.2 percent increase in net interest income. In addition, earnings were also favorably impacted by a 6.5 percent increase in noninterest revenue. Partially limiting these favorable affects was a 33.7 percent increase in loan loss provisions. Year-to-date return on average assets for insured commercial banks increased to 1.37 percent in 2002, compared to 1.23 percent in 2001.

For the nine months ended September 30, 2002, net income totaled $3,810 or $1.94 per share, an increase of $450 or 13.4 percent from $3,360 or $1.69 per share for the same period last year. The earnings improvement resulted from greater amounts of net interest income and noninterest income, partially offset by additional noninterest expense and a higher provision for loan losses. For the third quarter, net income was $1,270 or $0.65 per share in 2002 compared to $1,230 or $0.62 per share in 2001. Return on average assets was 1.05 percent for the three months and 1.09 percent for the nine months ended September 30, 2002, compared to 1.09 percent and 1.04 percent for the respective periods of 2001. Return on average equity was 11.39 percent for the third quarter and 11.91 percent year-to-date in 2002, compared to 12.17 percent and 11.49 percent for the same periods one year ago. We had other comprehensive income, related entirely to unrealized gains and losses on investment securities, of $2,306 for the nine months ended September 30, 2002, compared to $999 for the nine months of 2001.

NET INTEREST INCOME:

As previously mentioned, a favorable rate environment led to a boost in net interest income for insured commercial banks. Year-to-date net interest income improved $12.8 billion or 12.2 percent in comparison to last year. In addition, the average net interest margin for insured commercial banks improved 27 basis points to 4.13 percent in 2002, from 3.86 percent in 2001.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                    2002 VS. 2001               2002 VS. 2001
                                                 INCREASE (DECREASE)         INCREASE (DECREASE)
                                                   ATTRIBUTABLE TO              ATTRIBUTABLE TO
                                              ----------------------      --------------------------
                                              TOTAL                       TOTAL
                                              CHANGE   RATE   VOLUME      CHANGE      RATE    VOLUME
                                              ------   ----   ------      ------      ----    ------
Interest income:
Loans:
  Taxable.............................         $(478) $(608)   $ 130     $(1,196)  $(1,941)   $  745
  Tax-exempt..........................            80    (17)      97         318       (50)      368
Investments:
  Taxable.............................          (126)   (55)     (71)        308       (74)      382
  Tax-exempt..........................           (67)     4      (71)        314       (10)      324
Federal funds sold....................            11   (177)     188        (441)     (431)      (10)
                                               -----  -----    -----     -------   -------    ------
    Total interest income.............          (580)  (853)     273        (697)   (2,506)    1,809
                                               -----  -----    -----     -------   -------    ------
Interest expense:
Money market accounts.................          (227)  (128)     (99)       (580)     (330)     (250)
NOW accounts..........................            (9)  (156)     147          24      (187)      211
Savings accounts......................           102    (31)     133         182      (202)      384
Time deposits less than $100..........          (513)  (479)     (34)     (1,493)   (1,640)      147
Time deposits $100 or more............          (113)   (65)     (48)       (427)     (327)     (100)
Long-term debt........................                                        (1)                 (1)
                                               -----  -----    -----     -------   -------    ------
    Total interest expense............          (760)  (859)      99      (2,295)   (2,686)      391
                                               -----  -----    -----     -------   -------    ------
    Net interest income...............         $ 180  $   6    $ 174     $ 1,598   $   180    $1,418
                                               =====  =====    =====     =======   =======    ======

For the nine months ended September 30, tax-equivalent net interest income improved $1,598 or 13.0 percent to $13,886 in 2002 from $12,288 in 2001. The improvement resulted primarily from an increase in the volume of average earning assets over that of average interest-bearing liabilities, coupled with a slightly greater reduction in our cost of funds as compared to the decline in our earning asset yield. A $34.0 million increase in average earning assets exceeded a $25.3 million rise in average interest-bearing liabilities and resulted in a positive volume variance of $1,418.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Average loans, net of unearned income, and average investments increased $19.2 million and $15.2 million, which resulted in positive effects to tax-equivalent interest income of $1,113 and $706. Partially offsetting these increases was a slight decline in average federal funds sold of $0.3 million, which caused a negligible reduction in interest income of $10. Offsetting the improvement in interest income was additional interest expense of $391 from the growth in average interest-bearing liabilities. Increases in the average volumes of savings accounts, NOW accounts and time deposits less than $100, partially offset by reductions in the average volume of money market accounts and large denomination time deposits, caused the rise in interest expense. Growth in average volumes of savings accounts of $26.5 million, NOW accounts of $10.8 million and time deposits less than $100 of $1.1 million resulted in additional interest expense of $384, $211 and $147. These increases were partially offset by decreases of $10.4 million in average money market accounts and $2.7 million in time deposits $100 or more. These declines caused reductions in interest expense of $250 and $100 when comparing the nine months ended September 30, 2002 and 2001.

Tax-equivalent net interest income was also affected by changes in earning asset yields and fund costs. Significant declines in both the yield on earning assets and the cost of funds had an overall affect on net interest income of only $180 comparing the nine months ended September 30, 2002 and 2001. An 80 basis point reduction in the weighted average yield on earning assets caused interest income to decrease by $2,506. More than offsetting this decline was a 112 basis point reduction in the cost of funds, which resulted in a $2,686 decrease in interest expense. Although we experienced reductions in the yields of all earning asset categories, the majority of the reduction was concentrated in the yield on loans and federal funds sold. The weighted average tax-equivalent yield on loans declined 88 basis points to 7.58 percent in 2002 from 8.46 percent in 2001. This decline resulted in a reduction in interest income of $1,991. The average yield earned on federal funds sold declined 289 basis points to 1.71 percent in 2002 from 4.60 percent in 2001, and resulted in a negative rate variance of $431. With regard to the reduction in our cost of funds, we experienced declines in the average rate paid on all our deposit products. Specifically, a 111 basis point decrease in the cost of time deposits less than $100 to 4.51 percent in 2002 from 5.62 percent in 2001 accounted for $1,640 or 61.1 percent of the reduction in interest expense due to variations in rate.

For the quarter ended September 30, 2002, net interest income on a tax-equivalent basis increased $180 compared to the same period last year. The favorable change was attributed primarily to a positive volume variance of

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

$174. Growth in average loans of $16.4 million and average federal funds sold of $21.3 million resulted in additional interest income of $227 and $188. Offsetting these gains was a reduction in average investments of $7.9 million which caused a negative volume variance of $142. Interest expense increased $99 as a result of changes in the volumes of average interest-bearing liabilities. Specifically, increases in the average volumes of NOW accounts and savings accounts were partially offset by lower volumes of money market accounts and time deposits. Net interest income increased $6 due to a positive rate variance. Our cost of funds declined at a slightly faster pace of 103 basis points versus a 100 basis point reduction in the weighted average tax-equivalent yield on earning assets. As a result of these rate variances, interest expense declined $859, while interest income fell $853 comparing the third quarters of 2002 and 2001.

Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin improved 17 basis points to 4.17 percent for the nine months ended September 30, 2002 from 4.00 percent for the same period of 2001. The low interest rate environment is expected to continue for the remainder of 2002. The recent additional 50 basis point reduction in market rates could have a negative affect on our net interest margin, as loans could reprice downward faster than deposits. No assurance can be given on how net interest income will be affected by changes in general market rates and/or competition. We believe following prudent pricing practices coupled with careful investing will keep our net interest margin favorable.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the nine months ended September 30, 2002 and 2001, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using a statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                        SEPTEMBER 30, 2002              SEPTEMBER 30, 2001
                                                   ---------------------------     ---------------------------
                                                            INTEREST  AVERAGE               INTEREST  AVERAGE
                                                   AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                   BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
ASSETS:
Earning assets:
Loans:
  Taxable.....................................    $302,738   $17,137      7.57%   $290,015   $18,333      8.45%
  Tax-exempt..................................      13,562       791      7.80       7,088       473      8.92
Investments:
  Taxable.....................................      69,264     2,825      5.45      59,855     2,517      5.62
  Tax-exempt..................................      39,193     2,205      7.52      33,448     1,891      7.56
Federal funds sold............................      19,951       255      1.71      20,244       696      4.60
                                                  --------   -------              --------   ------
    Total earning assets......................     444,708    23,213      6.98%    410,650    23,910      7.78%
Less: allowance for loan losses...............       3,426                           3,409
Other assets..................................      27,953                          25,881
                                                  --------                        --------
    Total assets..............................    $469,235                        $433,122
                                                  ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts.........................    $ 18,949       302      2.13%   $ 29,407       882      4.01%
NOW accounts..................................      37,944       412      1.45      27,141       388      1.91
Savings accounts..............................     103,417     1,535      1.98      76,885     1,353      2.35
Time deposits less than $100..................     185,421     6,255      4.51     184,292     7,748      5.62
Time deposits $100 or more....................      28,921       823      3.80      31,643     1,250      5.28
Short-term borrowings.........................          11
Long-term debt................................                                           7         1      7.50
                                                  --------   -------              --------   -------
    Total interest-bearing liabilities........     374,663     9,327      3.33%    349,375    11,622      4.45%
Noninterest-bearing deposits..................      48,480                          41,253
Other liabilities.............................       3,339                           3,397
Stockholders' equity..........................      42,753                          39,097
                                                  --------                        --------
    Total liabilities and stockholders' equity    $469,235                        $433,122
                                                  ========   -------              ========   -------
    Net interest/income spread................               $13,886      3.65%              $12,288      3.33%
                                                             =======                         =======
    Net interest margin.......................                            4.17%                           4.00%
Tax equivalent adjustments:
Loans.........................................               $   269                         $   161
Investments...................................                   750                             643
                                                             -------                         -------
    Total adjustments.........................               $ 1,019                         $   804
                                                             =======                         =======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $2,165 and $925 for the nine months ended September 30, 2002 and 2001 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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

The provision for loan losses totaled $935 and $195 for the nine and three months ended September 30, 2002, compared to $540 and $180 for the same periods of 2001. We consider the provision to be appropriate according to our adequacy calculations of the allowance for loan losses account.

NONINTEREST INCOME:

Noninterest income totaled $2,867 for the nine months ended September 30, 2002, compared to $2,107 for the same nine months of 2001. Included in noninterest income in 2002 were gains from the sale of investment securities of $86. Adjusting for these gains, noninterest income improved $674 or 32.0 percent. Service charges, fees and commissions rose $338 or 18.0 percent and gains on the sale of residential mortgage loans increased $336 or 146.7 percent. For the third quarter, noninterest income improved $234 to $988 in 2002 from $754 in 2001.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Major components of noninterest expense for the three months and nine months ended September 30, 2002 and 2001, are summarized as follows:

NONINTEREST EXPENSES

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                      2002       2001        2002      2001
-------------------------------------------------------------------------------------------
Salaries and employee benefits expense:
Salaries and payroll taxes.....................     $1,421     $1,214     $ 4,172    $3,478
Employee benefits..............................        300        232         820       624
                                                    ------     ------     -------    ------
  Salaries and employee benefits expense.......      1,721      1,446       4,992     4,102
                                                    ------     ------     -------    ------

Net occupancy and equipment expense:
Net occupancy expense..........................        205        180         624       591
Equipment expense..............................        253        229         735       706
                                                    ------     ------     -------    ------
  Net occupancy and equipment expense..........        458        409       1,359     1,297
                                                    ------     ------     -------    ------

Other noninterest expenses:
Marketing expense..............................        153         94         364       256
Other taxes....................................        103        106         293       302
Stationery and supplies........................        113         93         361       290
Contractual services...........................        373        329       1,083       934
Insurance including FDIC assessment............         49         42         143       125
Other..........................................        458        536       1,421     1,346
                                                    ------     ------     -------    ------
  Other expenses...............................      1,249      1,200       3,665     3,253
                                                    ------     ------     -------    ------
    Total noninterest expense..................     $3,428     $3,055     $10,016    $8,652
                                                    ======     ======     =======    ======

Increases in employee related costs and other expenses primarily caused a substantial $1,364 jump in noninterest expense. For the nine months ended September 30, 2002, noninterest expense amounted to $10,016, a 15.8 percent increase from $8,652 for the same nine months of last year. Noninterest expense for the third quarter increased $373 or 12.2 percent to $3,428 in 2002, from $3,055 in 2001. Both our efficiency ratio and overhead ratio deteriorated slightly in comparison to the previous year. Our efficiency ratio, noninterest expense less nonrecurring expenses as a percentage of net interest income and noninterest income less nonrecurring income, was 64.0 percent for the nine months ended September 30, 2002, compared to 63.3 percent for the same period last year. Similarly, for the nine months ended September 30, our overhead ratio, noninterest expense as a percentage of total average assets, weakened slightly to 2.9 percent in 2002, from 2.7 percent in 2001.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $4,992 for the nine months ended September 30, 2002, an increase of $890 or 21.7 percent from $4,102 for the same period of 2001. For the third quarter, salaries and employee benefits expenses were $1,721 in 2002, an increase of $275 from $1,446 in 2001. The addition

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

of corporate relationship officers, additional staff and training expenses related to the two new branch offices, health insurance rate increases and employer matching contributions to the newly formed 401(k) plan all factored into the rise in employee costs.

For the nine months ended September 30, net occupancy and equipment expense rose $62 or 4.8 percent to $1,359 in 2002 from $1,297 in 2001. For the three months ended September 30, 2002 and 2001, net occupancy and equipment expenses amounted to $458 and $409, an increase of $49.

Other expenses increased $412 to $3,665 for the nine months ended September 30, 2002, from $3,253 for the same nine months of 2001. For the quarter ended September 30, other expenses totaled $1,249 in 2002 and $1,200 in 2001. The rise in other expenses resulted primarily from an increase in contractual service expenses associated with increased activity in our secondary mortgage division, coupled with additional marketing and supply costs associated with the opening of the two new branch offices.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

We were included in the 92.5 percent of all BIF-member institutions classified in the well capitalized supervisory risk subgroup at September 30, 2002. Accordingly, we will be exempt from paying a BIF assessment for the second half of 2002. However, along with all banks, we continue to be assessed quarterly for assistance in interest payments on FICO bonds used to capitalize the SAIF. For the nine months ended September 30, 2002 and 2001, our assessments totaled $55 and $53.

INCOME TAXES:

Despite higher pretax income, we experienced a $66 reduction in our income tax expense to $973 for the nine months ended September 30, 2002, from $1,039 for the same period last year. Our effective tax rate improved to 20.3 percent compared to 23.6 percent for the nine months ended September 30, 2002 and 2001. The improvement in the effective tax rate directly resulted from a higher level of tax-exempt income. Tax-exempt interest income as a percentage of total interest income equaled 8.9 percent for the nine months ended September 30, 2002, compared to 6.8 percent for the nine months of 2001. Our effective tax rate is more favorable in comparison to that of our peer group. For the nine months ended September 30, 2002 and 2001, the peer group posted effective tax rates of 25.5 percent and 26.3 percent. We expect our effective tax rate to remain favorable for the remainder of 2002 through continued emphasis on income from tax-exempt investments and loans, as well as through the utilization of investment tax credits available through our investment in a residential housing program for elderly and low- to moderate-income families.

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

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("Disclosure Controls"), and its internal controls and procedures for financial reporting ("Internal Controls"). This evaluation ("the Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS: Appearing as Exhibit 99(iii) and Exhibit 99(iv) of this Quarterly Report are two separate forms of "Certifications" of the CEO and the CFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 ("the Section 302 Certification"). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS: Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized; (ii) our assets are safeguarded against unauthorized or improper use; and (iii) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS: The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the

COMM BANCORP, INC.
CONTROLS AND PROCEDURES (CONTINUED)

realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION: The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in our Finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change, including with improvements and corrections, as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to

COMM BANCORP, INC.
CONTROLS AND PROCEDURES (CONTINUED)

deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions: Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

                  NONE

ITEM 5.  OTHER INFORMATION

                  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  99(i) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99(ii) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99(iii) Certifications pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002

                  99(iv) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (a)     Reports on Form 8-K

                 None

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                              Registrant, Comm Bancorp, Inc.

Date: November 11, 2002                       /s/ William F. Farber, Sr.
                                              ----------------------------------
                                              William F. Farber, Sr.
                                              Chief Executive Officer

Date: November 11, 2002                       /s/ Scott A. Seasock
                                              ----------------------------------
                                              Scott A. Seasock
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Date: November 11, 2002                       /s/ Stephanie A. Ganz
                                              ----------------------------------
                                              Stephanie A. Ganz, CPA
                                              Vice President of Finance
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER       DESCRIPTION                                          PAGE
-----------       -----------                                          ----

   99(i)          Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002                 53

   99(ii)         Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002                 54

   99(iii)        Certification pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002                        55

   99(iv)         Certification pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002                        57