Form 10-K
period 2002-12-31
COMM BANCORP INC
filed 2003-03-31
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

        Title of each class           Name of each exchange on which registered
               NONE                   _________________________________________

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.33 PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. | |

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price: $47,271,138 AT MARCH 19, 2003.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 1,945,977 AT MARCH 19, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2002, are incorporated by reference in Part II of this Annual Report. Portions of the registrant's 2003 Proxy Statement are incorporated by reference in Part III of this Annual Report.

                                  Page 1 of 183
                            Exhibit Index on Page 54

                               COMM BANCORP, INC.
                                 FORM 10-K INDEX

                                                                            Page
                                                                            ----
Special Note Regarding Forward-Looking Statements...................          3

PART I
Item  1. Business...................................................          4

Item  2. Properties.................................................         33

Item  3. Legal Proceedings..........................................         34

Item  4. Submission of Matters to a Vote of Security Holders........          *

PART II
Item  5. Market for the Registrant's Common Equity and Related
         Stockholder Matters........................................         34

Item  6. Selected Financial Data....................................         35

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................         35

Item 7A. Quantitative and Qualitative Disclosures about Market
         Risk.......................................................         35

Item  8. Financial Statements and Supplementary Data................         35

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure........................          *

PART III
Item 10. Directors, Executive Officers, Promoters and Control
         Persons of the Registrant..................................         35

Item 11. Executive Compensation.....................................         38

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.................................................         44

Item 13. Certain Relationships and Related Transactions.............         45

Item 14. Controls and Procedures....................................         45

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K...................................................         47

Signatures..........................................................         48
Certifications......................................................         50
Exhibit Index.......................................................         54

*Not Applicable

                               COMM BANCORP, INC.
                                    FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

      - Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, or the amount of growth, stagnation, or recession in the global, United States, and Northeastern Pennsylvania economies, the value of investments, collectibility of loans and the profitability of business entities;

      - Possible changes in monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

      - The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and changes evolving from the enactment of the Gramm-Leach-Bliley ("GLB") Act which became effective in 2000, and attendant changes in patterns and effects of competition in the financial services industry;

      - The cost and other effects of legal proceedings, claims, settlements and judgments; and

      - Our ability to achieve the expected operating results depends on a variety of factors, including the continued growth of the markets in which we operate consistent with recent historical experience, and our ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

The words "believe," "expect," "anticipate," "project" and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of us. Any such statements speak only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

GENERAL

We are a registered bank holding company incorporated in 1983 as a Pennsylvania business corporation and are headquartered in Clarks Summit, Pennsylvania. We have two wholly-owned subsidiaries, Community Bank and Trust Company, referred to as Community Bank, and Comm Realty Corporation, referred to as Comm Realty. Our business consists primarily of the management and supervision of Community Bank. Comm Realty, a Pennsylvania business corporation, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank. Our principal source of income is dividends paid by Community Bank. At December 31, 2002, we had approximately:

      -     $486.4 million in total assets;

      -     $323.6 million in loans;

      -     $437.2 million in deposits; and

      -     $ 45.3 million in stockholders' equity.

Community Bank is a Pennsylvania commercial bank and a member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). Community Bank is a full-service commercial bank providing a range of products and services, including time and demand deposit accounts, consumer, commercial and mortgage loans, and commercial leases to individuals and small- to medium-sized businesses in its Northeastern Pennsylvania market area. At December 31, 2002, Community Bank had sixteen branch banking offices located in the Pennsylvania counties of Lackawanna, Susquehanna, Wayne and Wyoming.

Community Bank has two wholly-owned subsidiaries, Community Leasing Corporation, referred to as Community Leasing, and Comm Financial Services Corporation, referred to as Comm Financial Services. Community Leasing, a Pennsylvania business corporation, engages in commercial leasing. Comm Financial Services, a Pennsylvania business corporation, engages in selling insurance products and services and in providing asset management services.

We have combined financial information about Comm Realty, Community Leasing and Comm Financial Services with our financial information as none of these subsidiaries meet the quantitative thresholds for reportable operating segments and all of these subsidiaries share a majority of the aggregation criteria for reportable operating segments. Moreover, we consider Community Bank's branch banking offices to be a single operating segment because these branches have similar:

      -     Economic characteristics;

      -     Products and services;

      -     Operating processes;

      -     Delivery systems;

      -     Customer bases; and

      -     Regulatory oversight.

We have not operated any other reportable operating segments in the three-year period ended December 31, 2002.

As of December 31, 2002, we had 196 full-time equivalent employees. We and Community Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), limit borrowings by us from Community Bank and also limit various other transactions between us and Community Bank. For example, Section 23A limits to no more than 10.0 percent of its total capital the aggregate outstanding amount of Community Bank's loans and other "covered transactions" with any particular nonbank affiliate including financial subsidiaries, and limits to no more than 20.0 percent of its total capital the aggregate outstanding amount of Community Bank's covered transactions with all of its affiliates including financial subsidiaries. At December 31, 2002, approximately $4.4 million was available for loans to us from Community Bank.
Section 23A also generally requires that Community Bank's loans to its nonbank affiliates, including financial subsidiaries, be secured, and Section 23B generally requires that Community Bank's transactions with its nonbank affiliates, including financial subsidiaries, be at arm's-length terms. Also, we and Community Bank and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

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

We are subject to the jurisdiction of the United States Securities and Exchange Commission ("SEC") for matters relating to the offering and sale of our securities. We are also subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials. Our common stock is listed for quotation of prices on The NASDAQ Stock Market(R) and, therefore, we are subject to the listing rules and regulations imposed by The NASDAQ Stock Market(R).

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

SOURCES OF FUNDS

Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. Our other sources of funds are provided by investing activities, including principal and interest payments on loans and mortgage-backed and other securities, and operating activities, primarily net income.

We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer NOW accounts, money market accounts, passbook and statement savings accounts, certificates of deposit and demand deposit accounts. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2002, our deposits totaled $437.2 million. Of the total deposit balance, $184.0 million, or 42.1 percent, represented time deposits less than $100.0 thousand and $122.4 million or 28.0 percent represented savings accounts.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include NOW, money market, savings, time deposits less than $100.0 thousand and demand deposit accounts, which, in the aggregate, represented 94.4 percent of total deposits at December 31, 2002, and 92.4 percent of total deposits at December 31, 2001.

A further discussion of our deposits is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 1.

CAPITAL REQUIREMENTS

We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Federal Reserve Board on Community Bank. For this purpose, a bank's or bank holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk- weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A bank's or bank holding company's capital, in turn, includes the following tiers:

      - Core Tier I capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets, and certain other assets; and

      - Supplementary Tier II capital, which includes, among other items, perpetual preferred stock not meeting the Tier I definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

We and Community Bank, like other bank holding companies and banks, are required to maintain Tier I and Total Capital, the sum of Tier I and Tier II capital, less certain deductions, equal to at least 4.0 percent and 8.0 percent of their total risk-weighted assets, including certain off-balance sheet items, such as unused lending commitments and standby letters of credit. At December 31, 2002, we met both requirements, with Tier I and Total Capital equal to 12.1 percent and 13.2 percent of total risk-weighted assets. Community Bank also met both requirements at December 31, 2002, with Tier I and Total Capital equal to 11.6 percent and 12.7 percent of total risk-weighted assets.

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

The Federal Reserve Board also requires bank holding companies and banks to maintain a minimum Leverage ratio, Tier I capital to total average assets less intangible assets, of 3.0 percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3.0 percent plus an additional cushion of at least 1.0 to 2.0 percentage points if the bank holding company does not meet these requirements. At December 31, 2002, our Leverage ratio was 8.8 percent and Community Bank's Leverage ratio was 8.4 percent.

The Federal Reserve Board may set capital requirements higher than the minimums noted above for bank holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a Tangible Tier I Leverage ratio, and other indicia of capital strength in evaluating proposals for expansion or new activities, or when a bank holding company faces unusual or abnormal risk.

Failure to meet capital requirements could subject us and Community Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, and requires federal bank regulatory agencies to implement systems for prompt corrective action for insured banks that do not meet minimum capital requirements based on these categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits, on "pass-through" insurance coverage for certain of its accounts and on certain other aspects of its operations. FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank is subject to regulatory monitoring and may be required to divest itself of or liquidate subsidiaries. Holding companies of the institutions may be required to divest themselves of the institutions or divest themselves of or liquidate other affiliates. An undercapitalized bank must develop a capital restoration plan, and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5.0 percent of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.

Rules adopted by the Federal Reserve Board under FDICIA provide that a state member bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of 10.0 percent or greater, a Tier I risk-based capital ratio of
6.0 percent or greater, and a Leverage ratio of 5.0 percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2002, Community Bank was well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Federal Reserve Board's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2002, Community Bank held no brokered deposits.

DIVIDEND RESTRICTIONS

We are a legal entity separate and distinct from Community Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if the payment would render us insolvent. Our revenues primarily consist of dividends paid by Community Bank. Various federal and state statutory provisions limit the amount of dividends Community Bank can pay to us without regulatory approval. Under Pennsylvania law, Community Bank may declare and pay dividends to us only out of accumulated net earnings and as long as the surplus of Community Bank would not be reduced below its stated paid-in capital. At December 31, 2002, approximately $6.4 million was available for payment of dividends to us.

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

The annual insurance premiums on bank deposits insured by the BIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time. Community Bank paid no BIF insurance premium in 2002.

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF, in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits, to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective for the fourth quarter 2002 and first quarter 2003 at approximately $0.0170 and $0.0168, respectively, per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 2002, Community Bank paid FICO assessments of $71,595.

INTERSTATE BANKING AND BRANCHING

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), we are subject to certain concentration limits and other requirements:

      - Bank holding companies, like ourselves, are permitted to acquire banks and bank holding companies located in any state;

      - Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans, and receive loan payments as an agent for any other depository institution subsidiary of that bank holding company; and

      - Banks are permitted to acquire branch offices outside their home state by merging with out-of-state banks, purchasing branches in other states, and establishing de-novo branch offices in other states.

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

CONTROL ACQUISITIONS

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10.0 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, like ourselves, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

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

            -     The internal operations of Community Bank, such as:

                  -     Accounting, auditing and appraising;

                  -     Advertising and public relations;

                  - Data processing and transmission services, databases or facilities;

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

      - Financial and investment advisory activities. Acting as investment or financial advisor to any person, including, without, in any way, limiting the foregoing:

            - Serving as investment adviser, as defined in Section 2(a)(20) of the Investment Company Act of 1940, Title 15 United States Code ("U.S.C.") 80a-2(a)(20), to an investment company registered under that act, including sponsoring, organizing, and managing a closed-end investment company;

            - Furnishing general economic information and advice, general economic statistical forecasting services, and industry studies;

            - Providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, leveraged buyouts, recapitalizations, capital structurings, financing transactions and similar transactions, and conducting financial feasibility studies;

            - Providing information, statistical forecasting, and advice with respect to any transaction in foreign exchange, swaps, and similar transactions, commodities, and any forward contract, option, future, option on a future, and similar instruments;

            - Providing educational courses, and instructional materials to consumers on individual financial management matters; and

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

            - Private placement services. Acting as an agent for the private placement of securities in accordance with the requirements of the Securities Act of 1933 and the rules of the SEC, if the company engaged in the activity does not purchase or repurchase for its own account the securities being placed, or hold in inventory unsold portions of issues of these securities.

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

      -     Supervision of retail insurance agents:

            - Supervising on behalf of insurance underwriters the activities of retail insurance agents who sell fidelity, property and casualty and group insurances of the bank holding company or its subsidiaries.

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

      - Money orders, savings bonds, and travelers' checks. The issuance and sale at retail of money orders and similar consumer-type payment instruments, the sale of United States savings bonds, and the issuance and sale of travelers' checks.

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

For the purposes of the CRA regulations, Community Bank is deemed to be a large bank, based upon financial information as of December 31, 2002. Community Bank will be examined under the three-part test relating to lending, service and investment performance. Community Bank received an "outstanding" rating in its last CRA examination which was held on February 12, 2001. "Outstanding" is the highest CRA rating that a depository institution can receive.

CONCENTRATION

We are not dependent for deposits or exposed by loan concentrations to a single customer or to a small group of customers, the loss of any one or more of whom would have a materially adverse effect on our financial condition.

FINANCIAL SERVICES MODERNIZATION

The GLB Act was signed into law and became effective on March 11, 2000. The GLB Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies and creates two new structures, financial holding companies and financial subsidiaries. We and Community Bank will be allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm. We would qualify to elect to become a financial holding company. This election is made to the Federal Reserve Board. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity.

The GLB Act lists certain activities as financial in nature:

      -     Lending, investing or safeguarding money or securities;

      - Underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker;

      -     Providing financial or investment advice;

      - Issuing or selling interests in pools of assets that a bank could hold;

      -     Underwriting, dealing in or making markets in securities;

      - Engaging in any activity that the Federal Reserve Board found before the GLB Act to be closely related to banking, see the section in this report entitled "Permitted Nonbanking Activities;"

      - Engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the Federal Reserve Board determined before the GLB Act that the activity was usual in connection with banking or other financial operations internationally;

      - Merchant banking, acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: (i) the interests are not held by a depository institution; (ii) the interests are held by a securities affiliate or an investment advisory affiliate of an insurance company as part of underwriting, merchant or investment banking activity; (iii) the interests are held long enough to enable their sale in a manner consistent with the financial viability of such an activity; and (iv) we do not control the entity except to the extent necessary to obtain a reasonable return on the investment; or

      - Insurance portfolio investing, acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: (i) the interests are not held by a depository institution; (ii) the interests are held by an insurance or annuity company; (iii) the interests represent investments made in the ordinary course of business in accordance with state law; and (iv) we do not control the entity except to the extent necessary to obtain a reasonable return on the investment.

The GLB Act instructs the Federal Reserve Board to adopt a regulation or order defining certain additional activities as financial in nature, to the extent they are consistent with the purposes of the GLB Act. These are:

      - Lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities;

      -     Providing any method of transferring financial assets; and

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

The GLB Act gives national banks authority to use "financial subsidiaries" to engage in financial activities. This authority has some limitations. Community Bank is a Pennsylvania commercial bank. Under Pennsylvania Law, there is currently parity with the permitted activities for national banks. Therefore, Community Bank is permitted to own a financial subsidiary to engage in financial activities. However, a financial subsidiary of Community Bank may not, as a principal:

      -     Underwrite insurance or annuities;

      -     Engage in real estate development or investment;

      -     Engage in merchant banking; or

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

The term consumer is different from the term customer. A consumer means an individual who obtains or has obtained a financial product or service from Community Bank that is to be primarily used for personal, family or household purposes or that of the individual's representative. A customer is an individual with a continuous relationship with Community Bank. The Federal Reserve Board has regulations, which give several examples of a consumer and customer relationship:

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

      - An individual who has a loan from Community Bank is Community Bank's consumer even if Community Bank:

            -     Hires an agent to collect on the loan;

            -     Sells the rights to service the loan; or

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

On the other hand, the following are several examples of a customer relationship:

      - A customer has a continuing relationship with Community Bank if the customer:

            - Has a deposit, credit, trust or investment account with Community Bank;

            -     Purchases an insurance product from Community Bank;

            -     Holds an investment product through Community Bank;

            - Enters into an agreement or understanding with Community Bank whereby Community Bank undertakes to arrange or broker a home mortgage loan for the consumer or customer;

            - Has a loan that Community Bank services where Community Bank owns the servicing rights;

            -     Enters into a lease of personal property with Community Bank;
                  or

            - Obtains financial, investment, or economic advisory services from Community Bank for a fee.

      - A person does not, however, have a continuing relationship with Community Bank and therefore is not a customer, if:

            - The person only obtains a financial product or service in an isolated transaction, such as withdrawing cash from Community Bank's ATM or purchasing a cashier's check or money order;

            - Community Bank sells the person's loan and does not retain the rights to service the loan; or

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

In general, Community Bank cannot disclose to a nonaffiliated third party any nonpublic personal information of its consumers and customers unless

Community Bank provides its consumer and customer with a notice that includes:

      -     Community Bank's policies and practices with regard to:

            - Disclosing nonpublic personal information to nonaffiliated third parties;

            - The categories of persons to whom the information is or may be disclosed; and

            -     The policy for disclosure to former customers.

      -     Categories of nonpublic information that are collected by Community
            Bank;

      - Community Bank's policies to protect the confidentiality and security of nonpublic personal information;

      -     The disclosure, if required, under the Fair Credit Reporting Act;
            and

      - In addition, Community Bank must provide an opt out notice to each of its consumers and customers that explains accurately the right to opt out of any disclosure by Community Bank of the consumer's or customer's nonpublic personal information and the means by which the consumer or customer may exercise the right to opt out.

The GLB Act sets forth a new requirement that this notice to a consumer or customer must be in clear and conspicuous or "plain English" language and presentation. The proposed regulations give several examples of the rules to follow in drafting these notices:

      - Community Bank makes its notice reasonably understandable if, Community Bank:

            - Presents the information contained in the notice in clear, concise sentences, paragraphs and sections;

            - Uses short explanatory sentences and bullet lists, whenever possible;

            - Uses definite, concrete, everyday words and active voice, whenever possible;

            -     Avoids multiple negatives;

            -     Avoids legal and highly technical business terminology; and

            - Avoids boilerplate explanations that are imprecise and readily subject to different interpretations.

      - Community Bank designs its notice to call attention to the nature and significance of the information contained in the notice if, to the extent applicable, Community Bank:

            -     Uses a plain-language heading to call attention to the notice;

            -     Uses a typeface and type size that are easy to read; and

            -     Provides wide margins and ample line spacing.

      - If Community Bank provides a notice on the same form as another notice or other documents, Community Bank designs its notice to call attention to the nature and significance of the information contained in the notice if Community Bank uses:

            -     Larger type size(s), boldface or italics in the text;

            -     Wider margins and line spacing in the notice; or

            - Shading or sidebars to highlight the notice, whenever possible.

The GLB Act creates certain exceptions to the prohibition on disclosure of nonpublic personal information of customers. Some of these exceptions are:

      -     With the consent of the consumer or customer;

      - To effect, administer or enforce a transaction requested or authorized by the consumer or customer;

      - The servicing or processing of a financial product or service requested or authorized by the consumer or customer;

      - The maintaining or servicing of the consumer's or customer's account with Community Bank or with another entity as part of a private label credit card program;

      - Disclosure to persons holding a legal or beneficial interest relating to the consumer or customer or to persons acting in a fiduciary or representative capacity on behalf of the consumer or customer;

      - Providing information to insurance rate advisory organizations, guaranty funds or agencies, rating agencies, persons assessing Community Bank's compliance with industry standards and Community Bank's attorneys, accountants and auditors; and

      - Disclosure permitted under other laws, such as the Right to Financial Privacy Act, to law enforcement agencies or under local and state laws.

Community Bank cannot disclose an account number or similar form of access code for a credit card account, deposit account or transaction account of a customer to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the customer.

TERRORIST ACTIVITIES

The Office of Foreign Assets Control ("OFAC") of the Department of the Treasury has, and will, send our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If Community Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, Community Bank must freeze such account, file a suspicious activity report and notify the Federal Bureau of Investigation. Community Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.

THE USA PATRIOT ACT

In the wake of the tragic events of September 11, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

      - To conduct enhanced scrutiny of account relationships, to guard against money laundering and to report any suspicious transactions;

      - To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

      - To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

      - To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identify of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, Community Bank had until April 25, 2002, to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

      -     The development of internal policies, procedures, and controls;

      -     The designation of a compliance officer;

      -     An ongoing employee training program; and

      -     An independent audit function, in order to test these programs.

In addition, the USA PATRIOT Act authorized the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institutions complying with these rules will not be deemed to have violated the privacy provisions of the GLB Act, as discussed above.

SUBPRIME LENDING

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

The Federal Reserve Board has issued regulations which would implement the Home Ownership and Equity Protection Act ("HOEPA"). This Act imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The regulations lower the rate levels that trigger the application of HOEPA and include additional fees in the calculation of the fee amount that triggers HOEPA. The loans that Community Bank currently makes are generally below the rate and fee levels that trigger HOEPA.

On June 23, 2001, the Governor of the Commonwealth of Pennsylvania signed into law Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as "predatory lending," among other things, and is applicable to Community Bank's closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100.0 thousand made at a "high cost," which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:

      - An annual percentage rate exceeding 10.0 percentage points above comparable term U.S. Treasury securities; and/or

      - Total points and fees payable by the consumer at or before closing that exceed the greater of 8.0 percent of the total loan amount or $400. The $400 is adjusted annually by the annual percentage change in the Consumer Price Index ("CPI"), and for the years 2002 and 2003, were $480 and $488, respectively, according to the Federal Reserve Board.

These loans are called "covered loans" under this law. If HOEPA's rate or point triggers are changed, then the definition of a covered loan under this law changes automatically. Loans with an original principal amount of $100.0 thousand or more are not subject to this law, but may be subject to HOEPA. Certain loan terms are prohibited or conditionally restricted in connection with a covered loan, such as: balloon payments, call provisions, negative amortization, increased interest rate upon default, and prepayment fees or penalties.

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

      - Community Bank may not pay proceeds from a covered loan directly to a home improvement contractor, but instead must disburse the loan proceeds through an instrument payable to the borrower, statutorily defined as the person obligated to repay a covered loan, individually or jointly with the contractor or, at the borrower's election, through a third party escrow agent in accordance with the terms of a written agreement signed by the borrower, Community Bank, and home improvement contractor prior to disbursement of funds to the contractor;

      - Community Bank may not sell single premium credit insurance in connection with a covered loan unless Community Bank offers the borrower the option of purchasing all such credit insurance on a monthly basis, compliance with this provision is required within 18 months to two years after June 25, 2002;

      - A credit insurance notice, in writing, must be provided to the borrower stating that his or her purchase of credit insurance is not a required condition of obtaining the covered loan, and that the borrower may cancel the credit insurance within 30 days of the date of the covered loan in order to receive a full refund, meaning a credit to the loan balance or cash, at Community Bank's or the insurance company's discretion;

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

SALES OF INSURANCE

Our federal banking regulatory agencies have issued consumer protection rules with respect to the retail sale of insurance products by the Company, Community Bank, or a subsidiary or joint venture of the Company or Community Bank. These rules generally cover practices, solicitations, advertising or offers of any insurance product by a depository institution or any person that performs such activities at an office of, or on behalf of, the Company or Community Bank. Moreover, these rules include specific provisions relating to sales practices, disclosures and advertising, the physical separation of banking and nonbanking activities, and domestic violence discrimination.

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

MARKET AREA

Community Bank's primary market area comprises Lackawanna, Susquehanna, Wayne and Wyoming counties located in the Northeast corner of the Commonwealth of Pennsylvania. The largest municipality in this market area is the City of Scranton with a population of approximately 76.4 thousand based upon 2000 census data. Community Bank has one branch located within the City of Scranton. All of the fifteen remaining branches are located outside of Scranton in rural or small-town settings. See Item 2 in this report for a description of the location of each branch office.

Community Bank competes with 20 commercial banks, three thrift institutions and 16 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers, while consumer discount, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

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

Our remaining banking centers and limited purpose banking office are described as follows:

                                                                   APPROXIMATE
            LOCATION                          TYPE OF OWNERSHIP   SQUARE FOOTAGE
61 Church Street, Montrose, PA                      Owned              3,500
60 Main Street, Clifford, PA                        Owned              2,640
Route 6 West, Tunkhannock, PA                       Owned              3,500
Route 29, Eaton Township, PA                       Leased              2,175
Route 307, Lake Winola, PA                         Leased              1,250
Route 6, Eynon, PA                                 Leased              1,850
97 College Avenue, Factoryville, PA                 Owned              1,850
125 North State Street, Clarks Summit, PA           Owned              3,860
57 Main Street, Nicholson, PA                       Owned              6,000
1601 Main Street, Dickson City, PA                  Owned              5,330
521 Main Street, Forest City, PA                    Owned              7,100
347 Main Street, Simpson, PA                        Owned              5,500
37 Dundaff Street, Carbondale, PA                   Owned              4,300
Lake Como Road, Lakewood, PA                       Leased                900
601 West Lackawanna Avenue, Scranton, PA            Owned              3,200
92 Brooklyn Street, Carbondale, PA                 Leased                640
601 Baltimore Drive, Wilkes-Barre, PA(1)           Leased                476

(1)   Limited purpose banking office.

We consider our banking centers to be suitable and adequate for our current and immediate future purposes.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

We had 1,131 stockholders of record, including individual participants in security position listings, and 1,945,977 shares of common stock, par value of $0.33 per share, the only authorized class of common stock outstanding as of March 19, 2003. Our common stock trades on The NASDAQ Stock Market(R) as CommBcp under the symbol "CCBP." The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2002 and 2001 are summarized in the following table:

                                                                       DIVIDENDS
2002:                                    HIGH            LOW           DECLARED
-----                                    ----            ---           ---------
First quarter ......................    $32.00         $29.00            $0.20
Second quarter .....................     38.00          31.50             0.20
Third quarter ......................     35.97          32.01             0.21
Fourth quarter .....................    $35.50         $32.76            $0.21

                                                                       DIVIDENDS
2001:                                    HIGH            LOW           DECLARED
-----                                    ----            ---           ---------
First quarter ......................    $32.00         $25.00            $0.18
Second quarter .....................     30.85          26.00             0.18
Third quarter ......................     31.00          26.00             0.19
Fourth quarter .....................    $32.00         $26.50            $0.19

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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

DIRECTORS

At December 31, 2002, we had thirteen directors. Our directors are elected at each annual meeting of stockholders for a one-year term and until their successors are elected and qualified.

The following information is presented for each of our current directors and all those persons who have been nominated to become a director at our 2003 Annual Stockholders Meeting. All of our current directors are also nominees for director, with the exception of William B. Lopatofsky and Theodore W. Porosky.

                            AGE AS OF                                                         DIRECTOR
     NAME                 MARCH 19, 2003      PRINCIPAL OCCUPATION FOR PAST FIVE YEARS         SINCE
     ----                 --------------      ----------------------------------------        --------
David L. Baker                  57           Senior Vice President of Community Bank,           1988
                                             President and Chief Executive Officer of
                                             Comm Bancorp, Inc. and Community Bank from
                                             1998 to 2000.

Thomas M. Chesnick              68           Retired. Vice President of Community Bank          2000
                                             from 1998 to 1999.

William F. Farber, Sr.          65           President and Chief Executive Officer of           1983
                                             Comm Bancorp, Inc. and Community Bank since
                                             2001. Retired from 1999 to 2000. President
                                             of Farber's Restaurants in 1998.

Judd B. Fitze                   51           Partner in Farr, Davis & Fitze, a law firm.        1995

Dean L. Hesser(1)               36           President of Tom Hesser Chevrolet, Inc.,             --
                                             Tom Hesser Ford, LLC and Tom Hesser Nissan,
                                             LLC, automobile dealerships

John P. Kameen                  61           Publisher of The Forest City News.                 1983

William A. Kerl                 66           President of Carbondale Concrete Company,          2000
                                             Inc. and Kerl Coal, Oil & Trucking Company,
                                             Inc.

Erwin T. Kost                   59           President of Kost Tire Distributors, Inc.          1997

William B. Lopatofsky           71           Retired.                                           1983

Susan F. Mancuso(1)             51           Partner in Mancuso & Mancuso, a public               --
                                             accounting firm.

Robert A. Mazzoni               54           Judge of the Court of Common Pleas of              2000
                                             Lackawanna County since July 25, 2001.
                                             Partner in Mazzoni & Karam, a law firm,
                                             from 1998 to July 24, 2001.

J. Robert McDonnell             67           Owner of McDonnell's Restaurant.                   1983

Joseph P. Moore, III(2)         51           President of J.J. Motors, Inc., an                 2000
                                             automobile dealership.

Theodore W. Porosky             55           Owner of Porosky Lumber Company.                   1997

Eric G. Stephens                51           Auto Dealer, H.L. Stephens & Son,                  1988
                                             an automobile dealership.

(1)   A nominee for director, not a current director.

(2) A son of Joseph P. Moore, Jr., who owns beneficially more than five percent of our common stock.

PRINCIPAL OFFICERS

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report.

The following information is presented for our principal officers:

                                                                                          AGE AS OF
           NAME AND POSITION                             HELD SINCE   EMPLOYEE SINCE   MARCH 19, 2003
           -----------------                             ----------   --------------   --------------

William R. Boyle                                            2001          2001(1)            43
Senior Vice President and Chief Credit Officer

William F. Farber, Sr.                                      1983          2001               65
Chairman, President and Chief Executive Officer(2)

John P. Kameen                                              1996           (3)               61
Secretary

J. Robert McDonnell                                         1983           (3)               67
Vice Chairman

Scott A. Seasock                                            1989          1989               45
Executive Vice President and Chief Financial Officer

(1)   An employee of Community Bank since 1984 as Vice President.

(2)   Chairman since 1983, President and Chief Executive Officer since 2001.

(3)   Not our employee or an employee of Community Bank.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers, directors and "beneficial owners" of more than 10.0 percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Stock Market(R) pursuant to
Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2002.

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

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM COMPENSATION
                                                                                    ------------------------------
                                               ANNUAL COMPENSATION                     AWARDS            PAYOUTS
                                  ----------------------------------------------    ------------------------------
                                                                    OTHER ANNUAL              RESTRICTED     LTIP      ALL OTHER
                                           SALARY        BONUS      COMPENSATION    OPTIONS      STOCK     PAYOUTS   COMPENSATION
    NAME AND POSITION             YEAR       ($)          ($)          ($)(4)         (#)         (#)        ($)          ($)
-----------------------------------------------------------------------------------------------------------------------------------
William F. Farber, Sr.            2002   180,463(2)   11,500(3)         -0-           -0-         -0-        -0-          -0-
President and                     2001    95,000(2)   11,500(3)         -0-           -0-         -0-        -0-          -0-
Chief Executive Officer (1)       2000    60,000(2)    1,500(3)         -0-           -0-         -0-        -0-          -0-

Scott A. Seasock                  2002   104,046      12,000          6,525(5)        -0-         -0-        -0-          -0-
Executive Vice President          2001   100,517      12,000          2,344(5)        -0-         -0-        -0-          -0-
and Chief Financial Officer       2000    97,496      11,400          2,589(5)        -0-         -0-        -0-          -0-

William R. Boyle                  2002    95,084      10,425          5,929(5)        -0-         -0-        -0-          -0-
Senior Vice President             2001    68,447      10,000          1,449(5)        -0-         -0-        -0-          -0-
and Chief Credit Officer          2000    54,322       4,500          1,415(5)        -0-         -0-        -0-          -0-

(1) Mr. Farber was appointed President and Chief Executive Officer of Comm Bancorp, Inc. and Community Bank effective January 1, 2001.

(2)   Includes director fees of $60,000 in 2002, 2001 and 2000.

(3)   Includes director bonus of $1,500 in 2002, 2001 and 2000.

(4) Aggregate perquisites and other personal benefits were less than 10.0 percent of the salary and bonus reported, and therefore, need not be presented.

(5) Represents contributions Community Bank made on behalf of Mr. Seasock and Mr. Boyle pursuant to the defined contribution plan.

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

The compensation of top executives is reviewed and approved annually by the Board of Directors. The top executives whose compensation is determined by this committee include the Chief Executive Officer and all other executive management. As a guideline for review in determining base salaries, this committee uses information comprised from a Pennsylvania bank peer group. This bank peer group is different from the peer group utilized for the performance chart. The Pennsylvania bank peer group has been utilized because of common industry issues and competition for the same executive talent group.

EXECUTIVE COMPENSATION

The Board of Directors has determined that the 2002 compensation for the President and Chief Executive Officer of $191,963, the Executive Vice President and Chief Financial Officer of $116,046 and the Senior Vice President and Chief Credit Officer of $105,509 were appropriate in light of our 2002 performance accomplishments. There is no direct correlation, however, between such compensation and our performance, nor is there any weight given by the Executive Compensation Committee to any specific individual criteria. Such 2002 compensation was based on the Executive Compensation Committee's subjective determination after review of all information that it deemed relevant.

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

                Submitted by the Executive Compensation Committee

                                  Judd B. Fitze
                                 John P. Kameen
                                  Erwin T. Kost
                               J. Robert McDonnell
                                Eric G. Stephens

ESTIMATED RETIREMENT BENEFITS

Community Bank has a defined contribution plan, which covers all employees who have completed 1,000 hours of service, attained twenty-one (21) years of age and have been employed by Community Bank for at least one year. Normal retirement age is sixty-five (65). The normal retirement benefit is the accumulated account balance of contributions, investment income and forfeitures. The annual contribution is determined by the Board of Directors and is based on a prescribed percentage of annual net income allocated to each participant on a pro-rata share of compensation covered under the plan. Investment income is allocated to each participant based on a pro-rata share of the account balances accumulated at the beginning of the year. Forfeitures are allocated to each participant based on a pro-rata share of compensation covered under the plan.

Effective January 1, 2002, the Board of Directors ratified the amendment of the defined contribution plan to include the provisions under section 401(k) of the Internal Revenue Code ("401(k)"). The 401(k) feature of the plan permits employees to make voluntary, pre-tax contributions up to 25.0 percent of their compensation. Company contributions to the 401(k) are based on 100.0 percent matching of voluntary contributions up to 3.0 percent of the employee's eligible compensation. If a participant separates from service prior to retirement, the participant will be entitled to 100.0 percent (100%) of their contributions made under the 401(k) and also a portion of Community Bank's matching 401(k) contributions and annual discretionary contributions based on years of service according to the following schedule:

             Years of Service              Vested Interest
             ----------------              ---------------
                Less than 1                       0%
                     1                           20%
                     2                           40%
                     3                           60%
                     4                           80%
                     5                          100%

A participant is always 100.0 percent (100%) vested in pension plan transferred balances.

During 2002, annual discretionary contributions of $114,363 were allocated among participants' accounts under the defined contribution plan. Matching contributions under the 401(k) feature of the plan totaled $111,048 in 2002. Community Bank contributed $6,525 for Mr. Seasock and $5,929 for Mr. Boyle to the plan in 2002. There was no amount contributed to the plan in 2002 for Mr. Farber. Mr. Seasock has sixteen (16) years and Mr. Boyle has eighteen (18) years of credited service under the plan.

EXECUTIVE EMPLOYMENT AGREEMENTS

During 2001, we entered into written employment agreements with Scott A. Seasock, Executive Vice President and Chief Financial Officer, and William R. Boyle, Senior Vice President and Chief Credit Officer. Mr. Seasock's initial annual salary was $97,985. Mr. Boyle's initial annual salary was $72,020. These agreements contain severance payments based upon non-renewal of these agreements or the change in control of Comm Bancorp, Inc. or Community Bank.

With respect to salary and benefits, both of these agreements contain the following same provisions:

      - Salary will be reviewed annually and increased based on performance, but such increase shall be no less than the North-Eastern Pennsylvania Domestic CPI percentage rate;

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

A change in control under these agreements is defined as:

      - A substantial sale or disposition of our or Community Bank's assets or operations;

      - A person holding beneficial ownership of enough shares of our stock to gain majority control of the Board of Directors; or

      - At any time during any 24 consecutive months commencing July 1, 2001, a majority of the directors of us or Community Bank are persons who were not members of the respective board at the beginning of such period, unless changes in the board's membership were the result of death, voluntary resignation or retirement.

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

      -     Any material breach of the agreement by us or Community Bank; or

      -     A change in control.

FIVE-YEAR PERFORMANCE GRAPH

The following line graph compares the cumulative total stockholder return on our common stock, based on the market price change and assumes reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Stock Market(R) (US Companies) and the index for Mid-Atlantic Bank Stocks (Delaware, Maryland, New Jersey, New York, Pennsylvania and Washington, D.C. Companies) during the five-year period ended December 31, 2002. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                              [LINE CHART OMITTED]

                                                  1997    1998    1999    2000    2001    2002
                                                 -----   -----   -----   -----   -----   -----
Comm Bancorp, Inc. ..........................    100.0    80.8   114.4    90.0    85.7   108.7
The NASDAQ Stock Market(R)(US Companies) ....    100.0   141.0   261.5   157.4   124.9    86.3
Mid-Atlantic Bank Stocks ....................    100.0   110.9   140.9   172.6   162.7   125.1

NOTES:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indices are reweighed daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.    The index level for all series was set to $100.0 on 12/31/97.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This section describes how much stock our directors, nominees for director and executive officers own. It also describes the persons or entities that own more than 5.0 percent of our voting stock.

STOCK OWNED BY DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

This table indicates the number of shares of our common stock owned by the directors, nominees for director and executive officers as of March 19, 2003. The aggregate percentage of shares owned by all directors, nominees for director and executive officers is 19.00 percent. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

                                                              AMOUNT AND NATURE OF
     NAME OF INDIVIDUAL OR IDENTITY OF GROUP                 BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS
     ---------------------------------------                 -----------------------   ----------------
David L. Baker                                                      14,076.330                 --
William R. Boyle(2)                                                  1,713.447                 --
Thomas M. Chesnick                                                  26,535.204               1.36%
William F. Farber, Sr.                                             184,020.000               9.46%
Judd B. Fitze                                                       14,613.538                 --
Dean L. Hesser(3)                                                      100.000                 --
John P. Kameen                                                      20,572.000               1.06%
William A. Kerl                                                     14,653.314                 --
Erwin T. Kost                                                       10,079.000                 --
William B. Lopatofsky                                               26,835.273               1.38%
Susan F. Mancuso(3)                                                  1,675.763                 --
Robert A. Mazzoni                                                      100.000                 --
J. Robert McDonnell                                                 35,139.000               1.81%
Joseph P. Moore, III                                                   100.000                 --
Theodore W. Porosky                                                  5,177.150                 --
Scott A. Seasock(2)                                                  5,679.176                 --
Eric G. Stephens                                                     8,645.230                 --
All Directors, Nominees and Executive Officers as a group          369,714.425              19.00%
(13 Directors, 13 Nominees, 5 Executive Officers,
 17 persons in total)

(1) Includes shares held (i) directly; (ii) jointly with spouse; (iii) by spouse; (iv) jointly with various relatives; (v) by the transfer agent in our dividend reinvestment account; (vi) individually in employee benefit plans; and (vii) in various trusts.

(2)   Executive Officer, not a director or nominee.

(3)   A nominee for director, not a current director.

VOTING STOCK OWNED BY "BENEFICIAL OWNERS"

The following are the persons or entities known by us to own beneficially more than 5.0 percent of our common stock as of March 19, 2003.

  NAME AND ADDRESS                       NUMBER OF SHARES(1)    PERCENT OF CLASS
  ----------------                       -------------------    ----------------
Joseph P. Moore, Jr.                         185,935.000              9.55%
400 Williamson Road
Gladwyne, PA 19035

William F. Farber, Sr.                       184,020.000              9.46%
Crystal Lake Road
R.R.1, Box 1281
Carbondale, PA 18407

(1)   Includes shares held (i) directly; and (ii) in various trusts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We encourage our directors and executive officers to have banking and financial transactions with Community Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by Community Bank at December 31, 2002, to our directors and officers as a group, members of their immediate families and companies in which they have a 10.0 percent or more ownership interest was $6.1 million or 13.5 percent of our total consolidated capital accounts. The largest balance for all of these loans in 2002 was $6.3 million or 13.8 percent of our total consolidated capital accounts. During 2002, advances and repayments on these loans were $4.7 million and $1.2 million. These loans did not involve more than the normal risk of collectibility nor did they present any other unfavorable features.

From time to time, we engage Judd B. Fitze to represent us as our attorney. Mr. Fitze is a director of us and Community Bank. Mr. Fitze received $7,000 in 2002 for his legal services on our behalf.

ITEM 14. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, as of a date within 90 days prior to the filing date of this annual report, the ("Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including our consolidated subsidiaries, required to be included in our periodic filings under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    The consolidated financial statements and notes to these statements as well as the applicable reports of the independent certified public accountants are filed at Exhibit 13 to this report and are incorporated in their entirety by reference under this Item 15(a)1.

      2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes to these statements.

      3. The exhibits required by Item 601 of Regulation S-K are included under Item 15(c) to this report.

(b)   Reports on Form 8-K:

We filed no current reports on Form 8-K during the quarter ended December 31, 2002.

(c)   Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K                    Description of Exhibit
--------------------------                    ----------------------
           2                                  None.
           3(i)                               None.
           3(ii)                              None.
           4                                  None.
           9                                  None.
          10                                  None.
          11                                  None.
          12                                  None.
          13                                  Portions of the Annual Report
                                              to Stockholders for Fiscal Year
                                              Ended December 31, 2002.
          16                                  None.
          18                                  None.
          21                                  List of Subsidiaries.
          22                                  None.
          23                                  None.
          24                                  None.
          99(i)                               CEO certification pursuant to
                                              18 U.S.C. Section 1350, as adopted
                                              pursuant to Section 906 of the
                                              Sarbanes-Oxley Act of 2002.
          99(ii)                              CFO certification pursuant to
                                              18 U.S.C. Section 1350, as adopted
                                              pursuant to Section 906 of the
                                              Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.
(Registrant)


BY: /s/ William F. Farber, Sr.                         March 19, 2003
    -----------------------------------
    William F. Farber, Sr.,
    President and Chief Executive Officer
    Chairman of the Board
    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                     Date


/s/ David L. Baker                                     March 19, 2003
--------------------------------------
David L. Baker, Director


/s/ Thomas M. Chesnick                                 March 19, 2003
--------------------------------------
Thomas M. Chesnick, Director


/s/ William F. Farber, Sr.                             March 19, 2003
--------------------------------------
William F. Farber, Sr.,
President and Chief Executive Officer
Chairman of the Board/Director
(Principal Executive Officer)


/s/ Judd B. Fitze                                      March 19, 2003
--------------------------------------
Judd B. Fitze, Director


/s/ Stephanie A. Ganz                                  March 19, 2003
--------------------------------------
Stephanie A. Ganz,
Vice President of Finance
(Principal Accounting Officer)

/s/ John P. Kameen                                     March 19, 2003
--------------------------------------
John P. Kameen, Secretary/Director


/s/ William A. Kerl                                    March 19, 2003
--------------------------------------
William A. Kerl, Director


/s/ Erwin T. Kost                                      March 19, 2003
--------------------------------------
Erwin T. Kost, Director


/s/ William B. Lopatofsky                              March 19, 2003
--------------------------------------
William B. Lopatofsky, Director


/s/ Robert A. Mazzoni                                  March 19, 2003
--------------------------------------
Robert A. Mazzoni, Director


/s/ J. Robert McDonnell                                March 19, 2003
--------------------------------------
J. Robert McDonnell,
Vice Chairman/Director


/s/ Joseph P. Moore, III                               March 19, 2003
--------------------------------------
Joseph P. Moore, III, Director


/s/ Theodore W. Porosky                                March 19, 2003
--------------------------------------
Theodore W. Porosky, Director


/s/ Scott A. Seasock                                   March 19, 2003
--------------------------------------
Scott A. Seasock, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)


/s/ Eric G. Stephens                                   March 19, 2003
--------------------------------------
Eric G. Stephens, Director

CERTIFICATIONS

I, William F. Farber, Sr., certify that:

1.    I have reviewed this annual report on Form 10-K of Comm Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the Evaluation Date; and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 19, 2003                      /s/ William F. Farber, Sr.
                                           --------------------------
                                           William F. Farber, Sr.
                                           President and Chief Executive Officer
                                           Chairman of the Board/Director
                                           (Principal Executive Officer)

I, Scott A. Seasock, certify that:

1.    I have reviewed this annual report on Form 10-K of Comm Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the Evaluation Date; and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 19, 2003                           /s/ Scott A. Seasock
                                                --------------------------------
                                                Scott A. Seasock,
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION                                             PAGE
--------------      -----------                                             ----

    13              Portions of the Annual Report to                         55
                    Stockholders for Fiscal Year Ended
                    December 31, 2002

    21              List of Subsidiaries                                    181

    99(i)           CEO certification pursuant to 18 U.S.C.                 182
                    Section 1350, as adopted pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

    99(ii)          CFO certification pursuant to 18 U.S.C.                 183
                    Section 1350, as adopted pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002
