Form 10-Q
period 2003-03-31
COMM BANCORP INC
filed 2003-05-15
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________

Commission file number 0-17455

                               COMM BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                 23-2242292
-------------------------------           --------------------------------------
(State or other jurisdiction of           I.R.S. Employer Identification Number)
 incorporation or organization)

125 NORTH STATE STREET, CLARKS SUMMIT, PA                  18411
-----------------------------------------         ----------------------------
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,911,118 at May 2, 2003.

                                  Page 1 of 47
                            Exhibit Index on Page 45

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 MARCH 31, 2003

                                      INDEX

CONTENTS                                                            PAGE NO.
----------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION:

  Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months Ended March 31, 2003 and 2002.........      3
     Consolidated Balance Sheets - March 31, 2003, and December
      31, 2002...................................................      4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Three Months Ended March 31, 2003..................      5
     Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2003 and 2002..............................      6
     Notes to Consolidated Financial Statements..................      7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................      *

  Item 4: Controls and Procedures................................     38

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................     39

  Item 2: Changes in Securities and Use of Proceeds..............     39

  Item 3: Defaults Upon Senior Securities........................     39

  Item 4: Submission of Matters to a Vote of Security Holders....     39

  Item 5: Other Information......................................     39

  Item 6: Exhibits and Reports on Form 8-K.......................     39

  Signatures.....................................................     40
  Certifications.................................................     41
  Exhibit Index..................................................     45

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                         2003         2002
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable............................................................................    $    5,552   $    5,767
  Tax-exempt.........................................................................           191          168
Interest and dividends on investment securities available-for-sale:
  Taxable............................................................................           658        1,023
  Tax-exempt.........................................................................           400          512
  Dividends..........................................................................            14           22
Interest on federal funds sold.......................................................            28           23
                                                                                          ---------    ---------
    Total interest income............................................................         6,843        7,515
                                                                                          ---------    ---------

INTEREST EXPENSE:
Interest on deposits.................................................................         2,672        3,180
                                                                                          ---------    ---------
    Total interest expense...........................................................         2,672        3,180
                                                                                          ---------    ---------
    Net interest income..............................................................         4,171        4,335
Provision for loan losses............................................................           120          370
                                                                                          ---------    ---------
    Net interest income after provision for loan losses..............................         4,051        3,965
                                                                                          ---------    ---------

NONINTEREST INCOME:
Service charges, fees and commissions................................................           696          774
Net gains on sale of loans...........................................................           390          185
                                                                                          ---------    ---------
    Total noninterest income.........................................................         1,086          959
                                                                                          ---------    ---------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...............................................         1,696        1,581
Net occupancy and equipment expense..................................................           540          451
Other expenses.......................................................................         1,189        1,240
                                                                                          ---------    ---------
    Total noninterest expense........................................................         3,425        3,272
                                                                                          ---------    ---------
Income before income taxes...........................................................         1,712        1,652
Provision for income tax expense.....................................................           382          338
                                                                                          ---------    ---------
    Net income.......................................................................         1,330        1,314
                                                                                          ---------    ---------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on investment securities available-for-sale........          (236)          29
Income tax expense (benefit) related to other comprehensive income (loss)............           (80)          10
                                                                                          ---------    ---------
    Other comprehensive income (loss), net of income taxes...........................          (156)          19
                                                                                          ---------    ---------
    Comprehensive income.............................................................        $1,174       $1,333
                                                                                          =========    =========

PER SHARE DATA:
Net income...........................................................................    $     0.68   $     0.67
Cash dividends declared..............................................................    $     0.22   $     0.20
Average common shares outstanding....................................................     1,946,217    1,972,675

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       MARCH 31,   DECEMBER 31,
                                                                                         2003          2002
                                                                                       ---------   ------------
ASSETS:
Cash and due from banks...........................................................     $ 12,232      $ 10,883
Federal funds sold................................................................       18,700        10,500
Investment securities available-for-sale..........................................      114,956       124,203
Loans held-for-sale, net..........................................................        3,763         3,916
Loans, net of unearned income.....................................................      327,956       323,575
  Less: allowance for loan losses.................................................        3,722         3,745
                                                                                       --------      --------
Net loans.........................................................................      324,234       319,830
Premises and equipment, net.......................................................       11,878        11,861
Accrued interest receivable.......................................................        2,191         2,164
Other assets......................................................................        3,003         3,061
                                                                                       --------      --------
    Total assets..................................................................     $490,957      $486,418
                                                                                       ========      ========

LIABILITIES:
Deposits:
  Noninterest-bearing.............................................................     $ 52,022      $ 49,820
  Interest-bearing................................................................      389,272       387,393
                                                                                       --------      --------
    Total deposits................................................................      441,294       437,213
Accrued interest payable..........................................................        1,312         1,358
Other liabilities.................................................................        2,229         2,514
                                                                                       --------      --------
    Total liabilities.............................................................      444,835       441,085
                                                                                       --------      --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 March 31, 2003, 1,945,977 shares; December 31, 2002, 1,944,769 shares............          642           642
  Capital surplus.................................................................        6,536         6,484
Retained earnings.................................................................       36,516        35,623
Accumulated other comprehensive income............................................        2,428         2,584
                                                                                       --------      --------
    Total stockholders' equity....................................................       46,122        45,333
                                                                                       --------      --------
    Total liabilities and stockholders' equity....................................     $490,957      $486,418
                                                                                       ========      ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           ACCUMULATED
                                                                                              OTHER          TOTAL
                                                         COMMON    CAPITAL   RETAINED     COMPREHENSIVE  STOCKHOLDERS'
                                                          STOCK    SURPLUS   EARNINGS        INCOME         EQUITY
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002.......................        $  642    $6,484    $35,623       $   2,584       $  45,333
Net income.......................................                              1,330                           1,330
Dividends declared: $0.22 per share..............                               (428)                           (428)
Dividend reinvestment plan: 1,508 shares issued..                      53                                         53
Repurchase and retirement: 300 shares............                      (1)        (9)                            (10)
Net change in other comprehensive income.........                                               (156)           (156)
                                                         ------    ------    -------       ---------       ---------
BALANCE, MARCH 31, 2003..........................        $  642    $6,536    $36,516       $   2,428       $  46,122
                                                         ======    ======    =======       =========       =========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                         2003      2002
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................................  $ 1,330   $ 1,314
Adjustments:
  Provision for loan losses..............................................................      120       370
  Depreciation, amortization and accretion...............................................      910       510
  Amortization of loan fees..............................................................      (41)      (38)
  Deferred income tax expense (benefit)..................................................      (18)       73
  Loss on disposition of equipment.......................................................       17
  Losses (gains) on sale of foreclosed assets............................................       14      (113)
  Changes in:
    Loans held for sale, net.............................................................      153       237
    Accrued interest receivable..........................................................      (27)      126
    Other assets.........................................................................      164      (233)
    Accrued interest payable.............................................................      (46)      (98)
    Other liabilities....................................................................     (219)     (160)
                                                                                           -------   -------
      Net cash provided by operating activities..........................................    2,357     1,988
                                                                                           -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of investment securities available-for-sale.....................   14,210     7,213
Purchases of investment securities available-for-sale....................................   (5,770)   (1,475)
Proceeds from sale of foreclosed assets..................................................       26     1,177
Net increase in lending activities.......................................................   (4,685)   (3,874)
Purchases of premises and equipment......................................................     (305)     (615)
                                                                                           -------   -------
      Net cash provided by investing activities..........................................    3,476     2,426
                                                                                           -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts............................     (217)       56
  Time deposits..........................................................................    4,298    (1,720)
Payments on long-term debt...............................................................
Proceeds from the issuance of common shares..............................................       53        50
Repurchase and retirement of common shares...............................................      (10)     (427)
Cash dividends paid......................................................................     (408)     (376)
                                                                                           -------   -------
      Net cash provided by (used in) financing activities................................    3,716    (2,417)
                                                                                           -------   -------
      Net increase in cash and cash equivalents..........................................    9,549     1,997
      Cash and cash equivalents at beginning of year.....................................   21,383    13,934
                                                                                           -------   -------
      Cash and cash equivalents at end of period.........................................  $30,932   $15,931
                                                                                           =======   =======

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest...............................................................................  $ 2,718   $ 3,278
Noncash items:
  Transfers of loans to foreclosed assets................................................      202        45
  Unrealized losses (gains) on investment securities available-for-sale..................  $   156   $   (19)

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 2002.

2. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. Specifically, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. In addition, the Statement amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003. The provisions that relate to SFAS No. 133 implementation issues are required to be applied in accordance with their respective dates. The adoption of the provisions of SFAS No. 149 did not, and are not expected to, have a material effect on the operating results or financial position of the Company.

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

OPERATING ENVIRONMENT:

The unfolding of the war with Iraq added more pressure to an already unstable United States economy. Consumer spending, the one strong link in the economy, slowed in the first quarter of 2003. In addition, businesses again cut capital spending and inventory restocking. As a result, the United States economy grew at an annual rate of only 1.6 percent in the first quarter. Consumer spending, which accounts for two-thirds of the economy grew only 1.4 percent, while business spending fell 4.2 percent. Despite the weak growth, the Federal Open Market Committee ("FOMC") decided to leave short-term interest rates unchanged, indicating that the war made it impossible to determine, with any certainty, that risks were tilted toward weakness. Economists and the FOMC are optimistic regarding growth for the second quarter now that the war is over. However, if activity does not pick up, the FOMC may decide to once again lower rates.

REVIEW OF FINANCIAL POSITION:

At March 31, 2003, total assets were $491.0 million, an increase of $4.6 million from $486.4 million at December 31, 2002. Total deposits grew $4.1 million to $441.3 million at the end of the first quarter of 2003 and

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

primarily funded the $4.4 million growth in loans, net of unearned income. Investment securities available-for-sale decreased $9.2 million to $115.0 million at the end of the first quarter of 2003, from $124.2 million at December 31, 2002. Repayments of mortgage-backed securities were not reinvested but held in federal funds sold for lack of better short-term investment alternatives. Federal funds sold outstanding at March 31, 2003, were $18.7 million, compared to $10.5 million at year-end 2002. Stockholders' equity grew $0.8 million to $46.1 million at the close of the first quarter, from $45.3 million at the end of 2002. Net income of $1.3 million, partially offset by net cash dividends declared of $0.4 million, primarily caused the equity improvement.

During the first quarter of 2003, we made several technological enhancements to our information systems that improved both the quality of customer service and our operational efficiency. We installed InTouch(sm), a secure, automated customer service line. Customers can now check account balances, track recent transactions, transfer funds and place stop payment requests at anytime via the telephone. In addition, we began developing and enterprise-wide document imaging system that provides archival storage of reports and the ability to scan and store deposit, loan and other documents electronically. Our employees are able to quickly, accurately and concurrently retrieve information throughout our organization.

INVESTMENT PORTFOLIO:

Our investments are predominantly comprised of mortgage-backed securities including, short-term collateralized mortgage obligations ("CMOs") of U.S. Government-sponsored agencies, and intermediate-term obligations of states and municipalities. Mortgage-backed securities totaled $67.4 million and represented
58.7 percent of the investment portfolio at March 31, 2003. Tax-exempt state and municipal obligations were $35.5 million and equaled 30.9 percent of the investment portfolio. We predominantly utilize the cash flows from repayments of mortgage-backed securities to fund future loan demand and the tax-exempt nature of state and municipal obligations assists us in lowering our tax burden. In total, investment securities available- for-sale decreased $9.2 million, to $115.0 million at March 31, 2003, from $124.2 million at December 31, 2002. The majority of repayments and maturities received were not reinvested as of the close of the first quarter. The investment portfolio equaled 24.7 percent of earning assets at March 31, 2003, compared to 26.9 percent at year-end 2002.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The carrying values of the major classifications of available-for-sale securities as they relate to the total investment portfolio at March 31, 2003, and December 31, 2002, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                                          MARCH 31,           DECEMBER 31,
                                                             2003                  2002
                                                       AMOUNT       %        AMOUNT       %
---------------------------------------------------------------------------------------------
U.S. Government agencies............................ $ 10,323      8.98%   $ 10,350      8.33%
State and municipals................................   35,520     30.90      35,003     28.18
Mortgage-backed securities..........................   67,424     58.65      77,579     62.46
Equity securities...................................    1,689      1.47       1,271      1.03
                                                     --------    ------    --------    ------
  Total............................................. $114,956    100.00%   $124,203    100.00%
                                                     ========    ======    ========    ======

Investment securities averaged $117.9 million for the first quarter of 2003 and $116.8 million for the same quarter of 2002. As a result of the sustained low interest rate environment, the tax-exempt yield on our investment portfolio fell 192 basis points comparing the first quarter of 2003 at 4.40 percent, to 6.32 percent for the same quarter one year ago. In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of an investment portfolio's performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains and losses, whether realized or unrealized. Total return for the investment portfolio weakened to 3.6 percent for the twelve months ended March 31, 2003, from 8.8 percent for the twelve months ended December 31, 2003.

We had an unrealized holding gain of $2,428, net of income taxes of $1,251 at March 31, 2003. This was a slight decline of $156, net of income tax benefits of $80, in comparison to year-end 2002. The decline was entirely related to depreciation in the market value of our holdings of mortgage- backed securities.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at March 31, 2003, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for state and municipals on a tax- equivalent basis using the prevailing statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO


                                                          AFTER ONE       AFTER FIVE
                                            WITHIN        BUT WITHIN      BUT WITHIN        AFTER
                                           ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                                        ------------------------------------------------------------------------------
MARCH 31, 2003                         AMOUNT    YIELD AMOUNT   YIELD   AMOUNT  YIELD  AMOUNT   YIELD   AMOUNT   YIELD
-----------------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Government agencies.....          $ 1,026   1.99% $ 9,195   2.15%                                 $ 10,221  2.13%
State and municipals.........            1,110   4.17    1,000   3.19   $7,172   7.92% $23,721   7.60%   33,003  7.42
Mortgage-backed securities...           36,912   4.37   29,182   4.89      355   6.35                    66,449  4.61
Equity securities............                                                            1,604   3.55     1,604  3.55
                                       -------         -------          ------         -------         --------
  Total......................          $39,048   4.30% $39,377   4.21%  $7,527   7.85% $25,325   7.34% $111,277  5.20%
                                       =======         =======          ======         =======         ========

Fair value:
U.S. Government agencies.....          $ 1,033         $ 9,290                                         $ 10,323
State and municipals.........            1,112           1,013          $7,892         $25,503           35,520
Mortgage-backed securities...           37,126          29,929             369                           67,424
Equity securities............                                                            1,689            1,689
                                       -------         -------          ------         -------         --------
  Total......................          $39,271         $40,232          $8,261         $27,192         $114,956
                                       =======         =======          ======         =======         ========

LOAN PORTFOLIO:

The rate on a 30-year conventional mortgage hit a record low of 5.75 percent at March 31, 2003. This was a 30 basis point decline from 6.05 percent at year-end 2002. The historically low rates kept the housing market strong for the first quarter. Average annual sales of existing homes increased 4.8 percent, while average new home sales rose 11.5 percent when comparing the twelve months ended March 31, 2003 and 2002. In addition, strong demand was reflected by a 6.5 percent increase in the median price of existing homes in March 2003 compared to one year ago. Similarly, activity in our secondary mortgage department continued to be robust. Residential mortgage loans serviced for the Federal National Mortgage Association ("FNMA") grew $12.2 million or at an annual rate of 88.2 percent to $68.3 million at the end of the first quarter of 2003, from $56.1 million at year-end 2002. Residential mortgages sold to the FNMA totaled $13.6 million for the three months ended March 31, 2003. Net gains realized on the sale of residential mortgages totaled $390 for the first quarter of 2003, compared to $185 for the same quarter last year.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Despite an overall weak economy and a decline in business investment in the first quarter, our continued focus on developing commercial business relationships resulted in a $13.7 million or 8.2 percent increase in commercial loans, including commercial mortgages and lease financing, to $181.0 million at March 31, 2003, from $167.3 million at year-end 2002. Although mortgage demand remained strong, our holdings of residential mortgages declined $8.6 million or
6.9 percent, as the majority of mortgage loans originated are subsequently sold in the secondary market. Consumers continued to be leery about taking on more debt due to economic uncertainty, stock market losses and weak employment conditions. Our consumer loans decreased $0.8 million or 2.4 percent. For the first quarter of 2003, loans averaged $332.6 million, an increase of $18.6 million or 5.9 percent compared to $314.0 million for the same period of 2002. The tax- equivalent yield on the loan portfolio declined 66 basis points to 7.12 percent for the first quarter of 2003, from 7.78 percent for the same quarter of 2002. Interest rates are expected to remain low for the remainder of 2003, as a result we anticipate our loan yields to further decline.

The composition of the loan portfolio at March 31, 2003, and December 31, 2002, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                        MARCH 31,            DECEMBER 31,
                                                           2003                   2002
                                                     AMOUNT       %         AMOUNT       %
---------------------------------------------------------------------------------------------
Commercial, financial and others............       $ 96,342     29.38%    $ 90,747     28.05%
Real estate:
  Construction..............................          4,904      1.50        5,398      1.67
  Mortgage..................................        192,913     58.82      193,012     59.65
Consumer, net...............................         31,846      9.71       32,631     10.08
Lease financing, net........................          1,951      0.59        1,787      0.55
                                                   --------    ------     --------    ------
  Loans, net of unearned income.............        327,956    100.00%     323,575    100.00%
                                                               ======                 ======
Less: allowance for loan losses.............          3,722                  3,745
                                                   --------               --------
    Net loans...............................       $324,234               $319,830
                                                   ========               ========

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans. Approximately 36.1 percent of the lending portfolio is expected to reprice within the next twelve months.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity and repricing information of the loan portfolio by major classification at March 31, 2003, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                   AFTER ONE
                                       WITHIN      BUT WITHIN       AFTER
MARCH 31, 2003                        ONE YEAR     FIVE YEARS     FIVE YEARS    TOTAL
---------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others..... $ 42,187      $ 25,128       $ 29,027    $ 96,342
Real estate:
  Construction.......................    4,904                                    4,904
  Mortgage...........................   17,645        63,992        111,276     192,913
Consumer, net........................   11,342        17,223          3,281      31,846
Lease financing, net.................      714         1,237                      1,951
                                      --------      --------       --------    --------
    Total............................ $ 76,792      $107,580       $143,584    $327,956
                                      ========      ========       ========    ========

Repricing schedule:
Predetermined interest rates......... $ 34,361      $ 66,324       $ 73,367    $174,052
Floating or adjustable interest rates   84,170        69,239            495     153,904
                                      --------      --------       --------    --------
    Total............................ $118,531      $135,563       $ 73,862    $327,956
                                      ========      ========       ========    ========

ASSET QUALITY:

Nonperforming assets were $2,271 or 0.69 percent of loans, net of unearned income, at March 31, 2003, compared to $2,542 or 0.79 percent at December 31, 2002. The asset quality improvement resulted from reductions in nonaccrual loans and accruing loans past due 90 days or more, partially offset by an increase in foreclosed assets.

Nonaccrual loans were $1,757 at March 31, 2003, a decrease of $235 from $1,992 at December 31, 2002. The amount of commercial, real estate and consumer loans on nonaccrual status all declined in comparison to year-end 2002. Accruing loans past due 90 days or more decreased $198 to $312 at the end of the first quarter from $510 at the end of 2002. The amount of commercial and real estate loans in this category decreased while consumer loans increased. Foreclosed assets increased $162 to $202 at March 31, 2003, from $40 at the end of 2002. Three loans totaling $202 were transferred to foreclosed assets during the first quarter. One property with an aggregate carrying value of $40 was sold for $26, resulting in a realized loss of $14.

We anticipate the economic conditions in our local market area to remain stable for the remainder of 2003. However, should economic conditions

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

weaken, borrowers' ability to make timely loan payments could be hindered. The possibility exists that these levels could deteriorate should this occur.

Information concerning nonperforming assets at March 31, 2003, and December 31, 2002, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2003            2002
-------------------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others...............................        $  454          $  541
Real estate:
  Construction.................................................
  Mortgage.....................................................         1,071           1,213
Consumer, net..................................................           232             238
Lease financing, net...........................................
                                                                       ------          ------
    Total nonaccrual loans.....................................         1,757           1,992
                                                                       ------          ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others...............................            49              97
Real estate:
  Construction.................................................
  Mortgage.....................................................           120             281
Consumer, net..................................................           143             132
Lease financing, net...........................................
                                                                       ------          ------
    Total accruing loans past due 90 days or more..............           312             510
                                                                       ------          ------
    Total nonperforming loans..................................         2,069           2,502
                                                                       ------          ------
Foreclosed assets..............................................           202              40
                                                                       ------          ------
    Total nonperforming assets.................................        $2,271          $2,542
                                                                       ======          ======

Ratios:
Nonperforming loans as a percentage of loans, net..............          0.63%           0.77%
Nonperforming assets as a percentage of loans, net.............          0.69%           0.79%

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

conditions. We employ the Federal Financial Institutions Examination Council ("FFIEC") Interagency Policy Statement and generally accepted accounting principals ("GAAP") in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," for loans specifically identified to be individually evaluated for impairment and the requirements of SFAS No. 5, "Accounting for Contingencies," for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our loan review department identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan's grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning impaired loans at March 31, 2003, and December 31, 2002, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                                      MARCH 31,       DECEMBER 31,
                                                                        2003             2002
-------------------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others...............................        $  454           $  541
Real estate:
  Construction.................................................
  Mortgage.....................................................         1,071            1,213
Consumer, net..................................................           232              238
Lease financing, net...........................................
                                                                       ------           ------
    Total nonaccrual loans.....................................         1,757            1,992
                                                                       ------           ------

ACCRUING LOANS:
Commercial, financial and others...............................            61              889
Real estate:
  Construction.................................................
  Mortgage.....................................................           401              485
Consumer, net..................................................           205              292
Lease financing, net...........................................
                                                                       ------           ------
    Total accruing loans.......................................           667            1,666
                                                                       ------           ------
    Total impaired loans.......................................        $2,424           $3,658
                                                                       ======           ======

Ratio:
Impaired loans as a percentage of loans, net...................          0.74%            1.13%

Information relating to the recorded investment in impaired loans at March 31, 2003 and December 31, 2002, is summarized as follows:

                                                                      MARCH 31,       DECEMBER 31,
                                                                        2003             2002
--------------------------------------------------------------------------------------------------
Impaired loans:
With a related allowance.......................................        $1,562           $2,500
With no related allowance......................................           862            1,158
                                                                       ------           ------
  Total........................................................        $2,424           $3,658
                                                                       ======           ======

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The analysis of changes affecting the allowance for loan losses related to impaired loans for the quarter ended March 31, 2003, is summarized as follows:

                                                                                      MARCH 31,
                                                                                        2003
-----------------------------------------------------------------------------------------------
Balance at January 1.............................................................      $ 877
Provision for loan losses........................................................       (144)
Loans charged-off................................................................        137
Loans recovered..................................................................          2
                                                                                       -----
Balance at period-end............................................................      $ 598
                                                                                       =====

Interest income on impaired loans that would have been recognized had the loans been current, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 2003 and 2002, are summarized as follows:

THREE MONTHS ENDED MARCH 31                                    2003        2002
--------------------------------------------------------------------------------
Gross interest due under terms .........................      $   45      $   42
Interest income recognized .............................          25          22
                                                              ------      ------
Interest income not recognized .........................      $   20      $   20
                                                              ======      ======

Interest income recognized (cash-basis) ................      $   25      $   22

Average recorded investment in impaired loans ..........      $2,396      $1,975

Cash received on impaired loans applied as a reduction of principal totaled $140 for the quarter ended March 31, 2003, and $172 for the same period of 2002. There were no commitments to extend additional funds to such parties at March 31, 2003.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The allocation of the allowance for loan losses at March 31, 2003 and December 31, 2002, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                      MARCH 31,           DECEMBER 31,
                                                        2003                 2002
                                                  ---------------       ---------------
                                                      CATEGORY             CATEGORY
                                                            AS A                  AS A
                                                            % OF                  % OF
                                                  AMOUNT    LOANS       AMOUNT   LOANS
---------------------------------------------------------------------------------------
Allocated allowance:
Specific:
Commercial, financial and others..............    $  197     0.16%      $  597     0.44%
Real estate:
  Construction................................
  Mortgage....................................       209     0.45          173     0.53
Consumer, net.................................       192     0.13          107     0.16
Lease financing, net..........................               0.00
                                                  ------   ------       ------   ------
    Total specific............................       598     0.74          877     1.13
                                                  ------   ------       ------   ------

Formula:
Commercial, financial and others..............       486    29.22          367    27.61
Real estate:
  Construction................................               1.50                  1.67
  Mortgage....................................     1,961    58.37        2,071    59.12
Consumer, net.................................       426     9.58          419     9.92
Lease financing, net..........................               0.59                  0.55
                                                  ------   ------       ------   ------
    Total formula.............................     2,873    99.26        2,857    98.87
                                                  ------   ------       ------   ------
    Total allocated allowance.................     3,471   100.00%       3,734   100.00%
                                                           ======                ======
Unallocated allowance.........................       251                    11
                                                  ------                ------
    Total allowance for loan losses...........    $3,722                $3,745
                                                  ======                ======

The allocated element of the allowance for loan losses account decreased $263 to $3,471 at March 31, 2003, from $3,734 at December 31, 2002, which primarily resulted from a decrease in the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114. The reduction in the specific portion occurred as a result of a decline in the outstanding balance of loans identified as impaired with a recorded investment in excess of fair value.

The unallocated portion of the allowance for loan losses equaled $251 at the end of the first quarter of 2003 compared to $11 at year-end 2002. The increase in the unallocated portion of the allowance for loan losses account is deemed appropriate due to the significant increase in the level of commercial loans in the portfolio, which inherently carry a higher degree of risk.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 2003, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                        MARCH 31,
                                                                          2003
---------------------------------------------------------------------------------
Allowance for loan losses at beginning of period ....................    $3,745
Loans charged-off:
Commercial, financial and others ....................................        81
Real estate:
  Construction.......................................................
  Mortgage ..........................................................        19
Consumer, net .......................................................        64
Lease financing, net.................................................
                                                                         ------
    Total ...........................................................       164
                                                                         ------

Loans recovered:
Commercial, financial and others ....................................         4
Real estate:
  Construction.......................................................
  Mortgage...........................................................
Consumer, net .......................................................        17
Lease financing, net.................................................
                                                                         ------
    Total ...........................................................        21
                                                                         ------
Net loans charged-off ...............................................       143
                                                                         ------
Provision charged to operating expense ..............................       120
                                                                         ------
Allowance for loan losses at end of period ..........................    $3,722
                                                                         ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding ..      0.17%
Allowance for loan losses as a percentage of period end loans .......      1.13%

Net charge-offs exceeded the provision for loan losses and resulted in a $23 decline in the allowance for loan losses account. At March 31, 2003, the allowance for loan losses was $3,722 and equaled 1.13 percent of loans, net of unearned income, compared to $3,745 or 1.16 percent of loans, net of unearned income at December 31, 2002. The allowance account covered 179.9 percent of nonperforming loans outstanding at the end of the first quarter of 2003 and
149.7 percent at year-end 2002. Relative to all nonperforming assets, the allowance covered 163.9 percent at March 31, 2003 and 147.3 percent at December 31, 2002.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $143 and $133 for the first three months of 2003 and 2002. As a percentage of average loans outstanding, net charge-offs equaled 0.17 percent for the first quarter of 2003 and 2002.

DEPOSITS:

Deposits totaled $441.3 million at March 31, 2003, an increase of $4.1 million from $437.2 million at December 31, 2002. The increase resulted from growth in our noninterest-bearing accounts and time deposits less than $100. With regard to time deposits less than $100, the growth in these accounts was concentrated in longer-term certificates of deposit and individual retirement accounts ("IRAs"). During the first quarter of 2003, we continued to offer promotional rates on our 60- and 90-month certificates of deposit in an effort to extend the average maturity of our time deposits. In addition, we offered promotional rates on our longer-term IRAs in order to attract investors seeking tax benefits when filing their income tax returns.

The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 2003 and 2002, are summarized as follows:

DEPOSIT DISTRIBUTION

                                                    MARCH 31,               MARCH 31,
                                                      2003                    2002
                                               -----------------      -------------------
                                               AVERAGE    AVERAGE     AVERAGE     AVERAGE
                                               BALANCE     RATE       BALANCE       RATE
-----------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts.......................  $ 16,882     1.27%     $ 24,234      2.74%
NOW accounts................................    38,455     1.07        36,095      1.29
Savings accounts............................   122,293     1.49        91,409      1.97
Time deposits less than $100................   185,154     4.07       187,203      4.69
Time deposits $100 or more..................    24,462     3.51        30,717      3.88
                                              --------               --------
  Total interest-bearing....................   387,246     2.80%      369,658      3.49%
Noninterest-bearing.........................    49,721                 45,040
                                              --------               --------
  Total deposits............................  $436,967               $414,698
                                              ========               ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the first three months of 2003, total deposits averaged $437.0 million, an increase of $22.3 million or 5.4 percent, from $414.7 million for the same three months of last year. Interest-bearing deposits averaged $17.6 million or 4.7 percent higher and noninterest-bearing deposits averaged $4.7 million or 10.4 percent higher when comparing the first quarters of 2003 and 2002. Due to customer preference for liquidity given the low interest rate environment, the growth in our interest-bearing accounts was concentrated in savings accounts and NOW accounts. Time deposits less than $100, time deposits $100 or more and money market accounts declined in comparison to the first quarter of 2002. The low interest rate environment, coupled with the shift into lower-costing deposits, caused our cost of funds to decline 69 basis points to 2.80 percent for the first quarter of 2003 from 3.49 percent for the same quarter last year.

Volatile deposits, time deposits in denominations of $100 or more, increased $0.6 million to $25.1 million at March 31, 2003, from $24.5 million at December 31, 2002. The average cost of these deposits for the first three months of 2003 was 3.51 percent, a decline of 37 basis points from 3.88 percent for the same three months of last year.

Maturities of time deposits $100 or more at March 31, 2003, and December 31, 2002, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                                        MARCH 31,     DECEMBER 31,
                                                                          2003          2002
----------------------------------------------------------------------------------------------
Within three months............................................         $ 4,174        $ 3,020
After three months but within six months.......................           2,206          3,333
After six months but within twelve months......................           8,586          8,230
After twelve months............................................          10,138          9,961
                                                                        -------        -------
  Total........................................................         $25,104        $24,544
                                                                        =======        =======

MARKET RISK SENSITIVITY:

Market risk is the risk to our earnings or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily IRR associated with our lending, investing and deposit-gathering activities. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

In accordance with regulation, each bank is required to develop its own IRR management program depending on its structure, including certain fundamental components which are mandatory to ensure sound IRR management. These elements include appropriate board and management oversight, as well as a comprehensive risk management process that effectively identifies, measures, monitors and controls risk. Should a bank have material weaknesses in its risk management process or high exposure relative to its capital, the bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of a bank's IRR exposure and the quality of its risk management process is a determining factor when evaluating a bank's capital adequacy.

The responsibility for our market risk sensitivity management has been delegated to the Asset/Liability Committee ("ALCO"). Specifically, ALCO utilizes several computerized modeling techniques to monitor and attempt to control the influence that market rate changes have on rate sensitive assets ("RSA") and rate sensitive liabilities ("RSL"). One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by a RSA/RSL ratio less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

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

INTEREST RATE SENSITIVITY

                                                             DUE AFTER        DUE AFTER
                                                           THREE MONTHS        ONE YEAR
                                          DUE WITHIN        BUT WITHIN        BUT WITHIN       DUE AFTER
MARCH 31, 2003                           THREE MONTHS      TWELVE MONTHS      FIVE YEARS       FIVE YEARS     TOTAL
--------------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Investment securities...............       $ 13,580           $ 25,691         $ 40,232         $ 35,453    $114,956
Loans held for sale, net............          3,763                                                            3,763
Loans, net of unearned income.......         75,641             42,890          135,563           73,862     327,956
Federal funds sold..................         18,700                                                           18,700
                                           --------           --------         --------         --------    --------
  Total.............................       $111,684           $ 68,581         $175,795         $109,315    $465,375
                                           ========           ========         ========         ========    ========

Rate sensitive liabilities:
Money market accounts...............                          $ 15,599                                      $ 15,599
NOW accounts........................                            39,407                                        39,407
Savings accounts....................                                           $121,442                      121,442
Time deposits less than $100........       $ 30,868             45,402          104,438         $  7,012     187,720
Time deposits $100 or more..........          4,174             10,792            9,104            1,034      25,104
                                           --------           --------         --------         --------    --------
  Total.............................       $ 35,042           $111,200         $234,984         $  8,046    $389,272
                                           ========           ========         ========         ========    ========

Rate sensitivity gap:
  Period............................       $ 76,642           $(42,619)        $(59,189)        $101,269
  Cumulative........................       $ 76,642           $ 34,023         $(25,166)        $ 76,103    $ 76,103

RSA/RSL ratio:
  Period............................           3.19               0.62             0.75            13.59
  Cumulative........................           3.19               1.23             0.93             1.20        1.20

Our cumulative one-year RSA/RSL ratio was 1.23 and indicated a positive gap position at March 31, 2003. In comparison, at March 31, 2002, we had a negative gap position, indicated by a cumulative one-year RSA/RSL ratio of 0.91. Both ratios fell within our asset/liability guidelines of 0.70 to 1.30. However, as previously mentioned, a negative gap position indicates that if interest rates increase our earnings would be negatively impacted. Given the current low interest rate environment, we took certain steps in the past twelve months in order to mitigate our potential IRR exposure should interest rates rise. Specifically, our goal was to increase the amount of RSA repricing within one year and extend the repricing time frame for RSL. In order to accomplish this, the majority of the investment securities we purchased were short-term mortgage-backed securities. The

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

amount of investment securities scheduled to reprice within one year increased $20.2 million to $39.3 million at March 31, 2003, from $19.1 million one year ago. With regard to RSL, we began offering promotional rates on our 60- and 90-month certificates of deposit in an attempt to extend the average maturities of these types of funds. Time deposits less than $100 and time deposits $100 or more repricing within one year declined $37.1 million and $9.2 million. Conversely, aggregate time deposits repricing after five years increased $7.7 million. RSA repricing within one year totaled $180.3 million at the end of the first quarter of 2003, an increase of $3.0 million from $177.3 million at March 31, 2002. RSL repricing within one year decreased $47.7 million to $146.2 million at March 31, 2003, from $193.9 million one year earlier. As a result, our gap position changed from liability rate sensitive to asset rate sensitive as of March 31, 2003, which indicates should market interest rates increase, the likelihood exists that net interest income would be favorably affected. However, this forward-looking statement is qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

Our three-month ratio at March 31, 2003, remained relatively stable as compared to one year earlier. At the end of the first quarter of 2003 this ratio equaled
3.19 as compared to 3.27 at March 31, 2002.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2003, produced similar results as those indicated by the one-year static gap position.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Specifically, given instantaneous and parallel shifts in general market rates of plus 100 basis points, net interest income should increase 3.1 percent. Conversely, a similar decline in interest rates would result in a 3.4 percent decrease in net interest income. We will attempt to maintain our favorable IRR position through the administration of deposit and loan pricing strategies and the directed reinvestment of loan and investment payments and prepayments.

Financial institutions are affected differently by inflation than commercial and industrial companies that have significant investments in fixed assets and inventories. Most of our assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact inflation has on us. However, we believe that our exposure to inflation can be mitigated through asset/liability management.

LIQUIDITY:

Liquidity is essential to our continuing operations as it gives us the ability to generate cash at a reasonable cost to fulfill our lending commitments and support our asset growth, while satisfying the withdrawal demands of our customers and meeting our borrowing requirements. Our principal sources of liquidity are core deposits, and loan and investment payments and prepayments. Providing a secondary source of liquidity is our ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we can exercise existing credit arrangements with the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"). We manage liquidity daily, thus enabling us to effectively monitor fluctuations in our liquidity position and to adapt our position according to market fluctuations. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis. There are presently no known trends, demands, commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to our liquidity.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after 2003. Our noncore funds consist of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2003, our net noncore funding dependence ratio, the difference between noncore funds and short-

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

investments to long-term assets, was negative 8.6 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled negative 11.3 percent at the end of the first quarter of 2003. Negative ratios indicated that at March 31, 2003, we did not rely on noncore sources to fund our long-term assets. We believe that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia ("FRB") and the FHLB-Pgh, and federal funds sold, increased $9.5 million in the first quarter of 2003. Net cash provided by operating activities, investing activities and financing activities all factored into the increased cash position. Net cash provided by operating activities for the three months ended March 31, 2003, totaled $2.3 million, which was primarily caused by net income of $1.3 million.

For the first quarter of 2003, net cash provided by investing activities equaled $3.5 million. Primarily causing the increase was proceeds from repayments of investment securities of $14.2 million, which were partially offset by purchases of investment securities of $5.8 million and a net increase in lending activities of $4.7 million.

Net cash provided by financing activities amounted to $3.7 million for the first three months of 2003. A net increase of $4.1 million in deposit- gathering activities predominantly caused the net cash inflow.

CAPITAL ADEQUACY:

Our stockholders' equity increased $0.8 million to $46.1 million at March 31, 2003, from $45.3 million at December 31, 2002. Net income of $1,330 was the primary factor contributing to the capital improvement. Stockholders' equity on a per share basis improved $0.39 to $23.70 at the end of the first quarter of 2003 from $23.31 at year-end 2002.

We declared dividends of $428 or $0.22 per share for the quarter ended March 31, 2003. The dividend payout ratio was 32.2 percent and 29.9 percent for the first quarter of 2003 and 2002. It is the intention of the Board of

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the first quarter of 2003, 1,508 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-weighted assets ratio of 4.0 percent and a total capital to risk-weighted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well- diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2003 and 2002. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at March 31, 2003 and 2002, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                                 MINIMUM TO BE WELL
                                                                                                 CAPITALIZED UNDER
                                                                        MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                       ACTUAL            ADEQUACY PURPOSES       ACTION PROVISIONS
                                                 ------------------------------------------------------------------
MARCH 31                                           2003      2002        2003         2002         2003       2002
-------------------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-weighted assets:
  Consolidated...........................        $ 42,548  $ 39,345    $14,125      $12,565
  Community Bank.........................          40,805    37,612     14,119       12,537      $21,178    $18,806
Total capital to risk-weighted assets:
  Consolidated...........................          46,270    42,802     28,250       25,131
  Community Bank.........................          44,527    41,069     28,237       25,074       35,297     31,343
Tier I capital to total average assets
 less intangibles assets:
  Consolidated...........................          42,548    39,345     19,399       18,324
  Community Bank.........................          40,805    37,612    $19,375      $18,276      $24,218    $22,846

Risk-weighted assets:
  Consolidated...........................         324,213   294,950
  Community Bank.........................         324,047   294,244
Risk-weighted off-balance sheet items:
  Consolidated...........................          28,918    19,187
  Community Bank.........................          28,918    19,187
Average assets for Leverage ratio:
  Consolidated...........................         484,986   458,097
  Community Bank.........................        $484,366  $456,912

Ratios:
Tier I capital as a percentage of risk-
weighted assets and off-balance sheet
 items:
  Consolidated............................           12.0%     12.5%       4.0%         4.0%
  Community Bank..........................           11.6      12.0        4.0          4.0          6.0%       6.0%
Total of Tier I and Tier II capital as a
 percentage of risk-weighted assets and
 off-balance sheet items:
  Consolidated............................           13.1      13.6        8.0          8.0
  Community Bank..........................           12.6      13.1        8.0          8.0         10.0       10.0
Tier I capital as a percentage of total
 average assets less intangibles assets:
  Consolidated............................            8.8       8.6        4.0          4.0
  Community Bank..........................            8.4%      8.2%       4.0%         4.0%         5.0%       5.0%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

We and Community Bank have consistently maintain regulatory capital ratios well above the minimum levels of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent. Based on the most recent notification from the Federal Deposit Insurance Corporation, Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at March 31, 2003. There are no conditions or events since this notification that we believe have changed Community Bank's category.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the three months ended March 31, 2003, totaled $1,330 or $0.68 per share. Comparable earnings for the first quarter of 2002 were $1,314 or $0.67 per share. We experienced a reduction in net interest income due to margin contraction associated with the current interest rate environment. Higher noninterest income and a lower provision for loan losses more than offset the reduction in net interest income. Return on average assets and return on average equity for the first quarter of 2003 were 1.11 percent and 11.77 percent, compared to 1.16 percent and 12.80 percent for the same quarter last year.

NET INTEREST INCOME:

Net interest income is still the fundamental source of earnings for commercial banks. Moreover, fluctuations in the level of noninterest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense , the cost of interest- bearing liabilities supporting those assets. The primary sources of earnings assets are loans and investment securities, while interest-bearing deposits, short-term borrowings and long-term debt comprise interest- bearing liabilities. Net interest income is impacted by:

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                                           MARCH 31,
                                                                        2003 VS. 2002
                                                                    ----------------------
                                                                      INCREASE (DECREASE)
                                                                        ATTRIBUTABLE TO
                                                                    ----------------------
                                                                    TOTAL
                                                                    CHANGE  RATE     VOLUME
                                                                    ------  ----     ------
INTEREST INCOME:
Loans:
  Taxable......................................................     $(215) $  (485)  $ 270
  Tax-exempt...................................................        35      (33)     68
Investments:
  Taxable......................................................      (373)    (536)    163
  Tax-exempt...................................................      (170)      (4)   (166)
Federal funds sold.............................................         5       (3)      8
                                                                    -----  -------   -----
    Total interest income......................................      (718)  (1,061)    343
                                                                    -----  -------   -----

INTEREST EXPENSE:
Money market accounts..........................................      (111)     (71)    (40)
NOW accounts...................................................       (14)     (23)      9
Savings accounts...............................................         5     (118)    123
Time deposits less than $100...................................      (306)    (283)    (23)
Time deposits $100 or more.....................................       (82)     (26)    (56)
                                                                    -----  -------   -----
    Total interest expense.....................................      (508)    (521)     13
                                                                    -----  -------   -----
    Net interest income........................................     $(210) $  (540)  $ 330
                                                                    =====  =======   =====

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the first quarter of 2003, tax-equivalent net interest income totaled $4,475, a decrease of $210 compared to $4,685 for the same quarter of 2002. A negative rate variance, partially mitigated by an increase in the volume of average earning assets over that of average interest-bearing liabilities, caused the decline.

The tax-equivalent yield on earning assets fell 100 basis points to 6.31 percent for the three months ended March 31, 2003, from 7.31 percent for the same three months of last year. This resulted in a reduction of $1,061 in tax-equivalent interest revenue. The yield on taxable investment securities decreased 243 basis points to 3.19 percent in 2003 from 5.62 percent last year and accounted for a reduction in interest revenue of $536. The yield on taxable loans declined 58 basis points, which resulted in a reduction to interest revenue of $485. Partially offsetting the decline in tax-equivalent interest revenue was a $521 decrease in interest expense resulting from a 69 basis point decline in our cost of funds. Specifically, the average rate paid on money market accounts, savings accounts and time deposits less than $100 decreased 147 basis points, 48 basis points and 62 basis points. These rate declines resulted in decreases in interest expense of $71, $118 and $283. In total, the negative rate variance caused a reduction in tax-equivalent net interest income of $540.

Partially offsetting the negative rate variance was a positive volume variance. Average earning assets increased $23.3 million to $459.4 million for the first quarter of 2003, while average interest-bearing liabilities rose $17.5 million to $387.2 million. This resulted in a positive volume variance of $330. The majority of the positive variance was due to an $18.6 million increase in average loans, which caused tax-equivalent net interest income to increase $338.

Maintenance of an adequate net interest margin is one of our primary concerns. We experienced some margin contraction during the first quarter of 2003 as a result of the sustained low interest rate environment. Loan and investment yields continue to reprice downward as repayments are being reinvested at considerably lower rates. However, deposit rates, already at historic lows, do not have the ability to reprice downward to the same extent. As a result our net interest margin contracted 41 basis points to 3.95 percent for the three months ended March 31, 2003, from 4.36 percent for the same three months of 2002. Due to the slowness of the recovery, the low interest rate environment is expected to continue throughout the remainder of 2003. However, should economic conditions rebound and/or competition in our market area intensify, interest rates could increase. No assurance can be given that net interest income will not be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended March 31, 2003 and 2002, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the prevailing statutory tax rate of
34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                                MARCH 31, 2003                  MARCH 31, 2002
                                                        ----------------------------    ---------------------------
                                                                   INTEREST   AVERAGE               INTEREST AVERAGE
                                                         AVERAGE   INCOME/    INTEREST   AVERAGE    INCOME/  INTEREST
                                                         BALANCE   EXPENSE      RATE     BALANCE    EXPENSE    RATE
                                                         -------   -------    --------   -------    -------  --------
ASSETS:
Earning assets:
Loans:
  Taxable.....................................          $313,318    $5,552      7.19%   $300,820    $5,767     7.77%
  Tax-exempt..................................            19,300       289      6.07      13,138       254     7.84
Investments:
  Taxable.....................................            85,368       672      3.19      75,463     1,045     5.62
  Tax-exempt..................................            32,527       606      7.56      41,385       776     7.60
Federal funds sold............................             8,869        28      1.28       5,322        23     1.75
                                                        --------    ------              --------    ------
    Total earning assets......................           459,382     7,147      6.31%    436,128     7,865     7.31%
Less: allowance for loan losses...............             3,747                           3,239
Other assets..................................            30,497                          26,600
                                                        --------                        --------
    Total assets..............................          $486,132                        $459,489
                                                        ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts.........................          $ 16,882        53      1.27%   $ 24,234       164     2.74%
NOW accounts..................................            38,455       101      1.07      36,095       115     1.29
Savings accounts..............................           122,293       449      1.49      91,409       444     1.97
Time deposits less than $100..................           185,154     1,857      4.07     187,203     2,163     4.69
Time deposits $100 or more....................            24,462       212      3.51      30,717       294     3.88
Short-term borrowings.........................                                                34
Long-term debt................................
                                                        --------    ------              --------    ------
    Total interest-bearing liabilities........           387,246     2,672      2.80%    369,692     3,180     3.49%
Noninterest-bearing deposits..................            49,721                          45,040
Other liabilities.............................             3,320                           3,116
Stockholders' equity..........................            45,845                          41,641
                                                        --------                        --------
    Total liabilities and stockholders' equity          $486,132                        $459,489
                                                        ========    ------              ========    ------
    Net interest/income spread................                      $4,475      3.51%               $4,685     3.82%
                                                                    ======                          ======
    Net interest margin.......................                                  3.95%                          4.36%

Tax equivalent adjustments:
Loans.........................................                      $   98                          $   86
Investments...................................                         206                             264
                                                                    ------                          ------
    Total adjustments.........................                      $  304                          $  350
                                                                    ======                          ======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $3,657 and $1,359 for the first quarter of 2003 and 2002 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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

The provision for loan losses totaled $120 for the three months ended March 31, 2003, compared to $370 for the same period of 2002. Included in the provision for the first quarter of 2002, was $250 of a one time $500 adjustment to the allowance for loan losses account required by regulators as part of their September 30, 2001 examination. There was no such adjustment required by regulators as part of their most recent examination dated December 31, 2002.

NONINTEREST INCOME:

For the first quarter of 2003, noninterest income totaled $1,086, an increase of $127 or 13.2 percent compared to $959 for the same quarter of 2002. Net gains on the sale of residential mortgages increased $205, while service charges, fees and commissions declined $78.

NONINTEREST EXPENSE:

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, including Federal Deposit Insurance Corporation ("FDIC") assessment, other taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the three months ended March 31, 2003, noninterest expense increased $153 or
4.7 percent to $3,425 from $3,272 for the same three months one year ago. Salaries and employee benefits expense and net occupancy and equipment expense increased as a result of opening two new branches in the second half of 2002. Partially mitigating these increases was a reduction in other expenses. Our productivity deteriorated slightly as evidenced by an increase in our operating efficiency ratio, an industry ratio used to measure productivity. The operating efficiency ratio, noninterest expenses divided by net interest income and noninterest income, weakened to 65.2 percent for the first quarter of 2003 compared to 62.0 percent for the same quarter last year. Another industry ratio, the overhead ratio, noninterest expense as a percentage of total average assets, remained stable at 2.9 percent for the three months ended March 31, 2003.

Major components of noninterest expense for the quarters ended March 31, 2003 and March 31, 2002, are summarized as follows:

NONINTEREST EXPENSES

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             2003          2002
------------------------------------------------------------------------------------------------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes........................................          $1,403        $1,337
Employee benefits.................................................             293           244
                                                                            ------        ------
  Salaries and employee benefits expense..........................           1,696         1,581
                                                                            ------        ------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense.............................................             274           211
Equipment expense.................................................             266           240
                                                                            ------        ------
  Net occupancy and equipment expense.............................             540           451
                                                                            ------        ------

OTHER EXPENSES:
Marketing expense.................................................             104            95
Other taxes.......................................................             113           105
Stationery and supplies...........................................              90           128
Contractual services..............................................             360           361
Insurance including FDIC assessment...............................              43            48
Other.............................................................             479           503
                                                                            ------        ------
  Other expenses..................................................           1,189         1,240
                                                                            ------        ------
    Total noninterest expense.....................................          $3,425        $3,272
                                                                            ======        ======

Salaries and employee benefits expense comprise the majority of our noninterest expense. Employee related expenses rose $115 or 7.3 percent to $1,696 for the three months ended March 31, 2003, from $1,581 for the same period of the previous year. The rise in employee costs resulted from

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

staffing requirements associated with the opening of our Carbondale and Scranton banking offices in the second half of 2002, coupled with increases in our health insurance rates.

Net occupancy and equipment expenses totaled $540 for the first quarter of 2003, an increase of $89 or 19.7 percent compared to $451 for first quarter of 2002. Again the increase resulted from higher depreciation, rent and maintenance costs associated with our two new banking offices.

For the first three months of 2003, other expenses declined $51 or 4.1 percent to $1,189 compared to $1,240 for the same three months of last year. The decrease in other expenses, for the most part, was caused by a reduction in stationery and supply costs.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the bank's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Recently, the FDIC decided to retain the existing BIF assessment schedules of $0.00 per 100 dollars of deposits for banks classified in the highest capital and supervisory evaluation category and $0.27 per 100 dollars of deposits for banks classified in the lowest category. We were classified in the highest capital and supervisory evaluation category at March 31, 2003, and will be exempt from paying a BIF assessment in the second quarter of 2003.

There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation ("FICO") funding. The FDIC established the annual FICO assessment rates effective for the first quarter of 2003 at $0.0168 per 100 dollars of BIF-assessable deposits. Our FICO assessments were $18 and $19 for the first quarters of 2003 and 2002.

INCOME TAXES:

Income tax expense totaled $382 for the three months ended March 31, 2003, an increase of $44 compared to $338 for the same three months of last year. For the first quarter, our effective tax rate increased to 22.3 percent in 2003 from
20.5 percent in 2002. Lower amounts of tax-exempt interest income caused the increase. Tax-exempt interest income, as a percentage of total interest income, declined to 8.6 percent for the first quarter of 2003, compared to 9.0 percent for the first quarter of 2002. In addition to using tax-exempt investments and loans as a means of lowering our tax burden, we

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

utilize investment tax credits available through our investment in a residential housing program for elderly and low- to moderate-income families.

The difference between the amount of income tax currently payable and the provision for income tax expense reflected in the income statements arises from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which result in deferred tax assets or liabilities. We perform quarterly reviews on the tax criteria related to the recognition of deferred tax assets. We decided not to establish a valuation reserve for the deferred tax assets since it is likely that these assets will be realized through carry-back to taxable income in prior years and by future reversals of existing taxable temporary differences or, to a lesser extent, through future taxable income.

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Within the 90-day period prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information related to us and our consolidated subsidiaries would be known to them by others within those entities.

CHANGES IN INTERNAL CONTROLS:

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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

                                    Registrant, Comm Bancorp, Inc.

Date: May 12, 2003                  /s/ William F. Farber, Sr.
                                    -------------------------------------
                                    President and Chief Executive Officer
                                    Chairman of the Board/Director
                                    (Principal Executive Officer)

Date: May 12, 2003                  /s/ Scott A. Seasock
                                    -------------------------------------
                                    Scott A. Seasock
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date: May 12, 2003                  /s/ Stephanie A. Ganz
                                    -------------------------------------
                                    Stephanie A. Ganz
                                    Vice President of Finance
                                    (Principal Accounting Officer)

CERTIFICATIONS

I, William F. Farber, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comm Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the Evaluation Date; and

  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors any material weaknesses in internal controls; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                  /s/ William F. Farber, Sr.
                                    --------------------------
                                    William F. Farber, Sr.
                                    President and Chief Executive Officer
                                    Chairman of the Board/Director
                                    (Principal Executive Officer)

I, Scott A. Seasock, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comm Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the Evaluation Date; and

  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors any material weaknesses in internal controls; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                  /s/ Scott A. Seasock
                                    --------------------------------
                                    Scott A. Seasock,
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX

ITEM NUMBER                           DESCRIPTION                                       PAGE
-----------                          -----------                                        ----
   99(i)                   CEO certification pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002.                        46

   99(ii)                  CFO certification pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002.                        47