Form 10-Q
period 2003-06-30
COMM BANCORP INC
filed 2003-08-14
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________________________

Commission file number          0-17455

                               COMM BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                23-2242292
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
or organization)                                Number)

  125 N. STATE STREET, CLARKS SUMMIT, PA                    18411
---------------------------------------------  ---------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,911,007 at July 31, 2003.

                                  Page 1 of 51
                            Exhibit Index on Page 45

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                  JUNE 30, 2003

                                      INDEX

CONTENTS                                                            PAGE NO.
----------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION:

  Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months and Six Months Ended June 30, 2003
      and 2002...................................................      3
     Consolidated Balance Sheets - June 30, 2003 and December
      31, 2002...................................................      4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Six Months Ended June 30, 2003.....................      5
     Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2003 and 2002...............................      6
     Notes to Consolidated Financial Statements..................      7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................      *

  Item 4: Controls and Procedures................................     40

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................     42

  Item 2: Changes in Securities and Use of Proceeds..............     42

  Item 3: Defaults Upon Senior Securities........................     42

  Item 4: Results of Votes of Security Holders...................     42

  Item 5: Other Information......................................     43

  Item 6: Exhibits and Reports on Form 8-K.......................     43

  Signatures.....................................................     44

  Exhibit Index..................................................     45

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                     JUNE 30,
                                                                               2003           2002           2003          2002
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans:
  Taxable ...............................................................   $     5,612    $     5,686    $    11,164   $    11,453
  Tax-exempt ............................................................           187            177            378           345
Interest and dividends on investment securities available-for-sale:
  Taxable ...............................................................           430            942          1,088         1,965
  Tax-exempt ............................................................           399            504            799         1,016
  Dividends .............................................................            11             17             25            39
Interest on federal funds sold ..........................................            86             68            114            91
                                                                            -----------    -----------    -----------   -----------
    Total interest income ...............................................         6,725          7,394         13,568        14,909
                                                                            -----------    -----------    -----------   -----------

INTEREST EXPENSE:
Interest on deposits ....................................................         2,582          3,111          5,254         6,291
                                                                            -----------    -----------    -----------   -----------
    Total interest expense ..............................................         2,582          3,111          5,254         6,291
                                                                            -----------    -----------    -----------   -----------
    Net interest income .................................................         4,143          4,283          8,314         8,618
Provision for loan losses ...............................................           120            370            240           740
                                                                            -----------    -----------    -----------   -----------
    Net interest income after provision for loan losses .................         4,023          3,913          8,074         7,878
                                                                            -----------    -----------    -----------   -----------

NONINTEREST INCOME:
Service charges, fees and commissions ...................................           695            679          1,391         1,453
Net gains on sale of loans ..............................................           295            172            685           357
Net gains on sale of investment securities ..............................                           69                           69
                                                                            -----------    -----------    -----------   -----------
    Total noninterest income ............................................           990            920          2,076         1,879
                                                                            -----------    -----------    -----------   -----------

NONINTEREST EXPENSE:
Salaries and employee benefits expense ..................................         1,773          1,690          3,469         3,271
Net occupancy and equipment expense .....................................           548            450          1,088           901
Other expenses ..........................................................         1,257          1,176          2,446         2,416
                                                                            -----------    -----------    -----------   -----------
    Total noninterest expense ...........................................         3,578          3,316          7,003         6,588
                                                                            -----------    -----------    -----------   -----------
Income before income taxes ..............................................         1,435          1,517          3,147         3,169
Provision for income tax expense ........................................           290            291            672           629
                                                                            -----------    -----------    -----------   -----------
    Net income ..........................................................         1,145          1,226          2,475         2,540
                                                                            -----------    -----------    -----------   -----------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale ...           212          1,990            (24)        2,019
Reclassification adjustment for gains included in net income ............                          (69)                         (69)
Income tax expense (benefit) related to other comprehensive income (loss)            72            653             (8)          663
                                                                            -----------    -----------    -----------   -----------
    Other comprehensive income (loss), net of income taxes ..............           140          1,268            (16)        1,287
                                                                            -----------    -----------    -----------   -----------
    Comprehensive income ................................................   $     1,285    $     2,494    $     2,459   $     3,827
                                                                            ===========    ===========    ===========   ===========

PER SHARE DATA:
Net income ..............................................................   $      0.60    $      0.62    $      1.28   $      1.29
Cash dividends declared .................................................   $      0.22    $      0.20    $      0.44   $      0.40
Average common shares outstanding .......................................     1,923,082      1,961,755      1,934,586     1,967,185

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            JUNE 30,   DECEMBER 31,
                                                                              2003         2002
-------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks ...............................................     $ 13,983     $ 10,883
Federal funds sold ....................................................       34,350       10,500
Investment securities available-for-sale ..............................      106,186      124,203
Loans held for sale, net ..............................................        7,522        3,916
Loans, net of unearned income .........................................      336,853      323,575
  Less: allowance for loan losses .....................................        3,677        3,745
                                                                            --------     --------
Net loans .............................................................      333,176      319,830
Premises and equipment, net ...........................................       12,134       11,861
Accrued interest receivable ...........................................        2,062        2,164
Other assets ..........................................................        3,492        3,061
                                                                            --------     --------
    Total assets ......................................................     $512,905     $486,418
                                                                            ========     ========

LIABILITIES:
Deposits:
  Noninterest-bearing .................................................     $ 59,612     $ 49,820
  Interest-bearing ....................................................      403,853      387,393
                                                                            --------     --------
    Total deposits ....................................................      463,465      437,213
Accrued interest payable ..............................................        1,306        1,358
Other liabilities .....................................................        2,416        2,514
                                                                            --------     --------
    Total liabilities .................................................      467,187      441,085
                                                                            --------     --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 June 30, 2003, 1,909,518 shares; December 31, 2002, 1,944,769 shares            630          642
Capital surplus .......................................................        6,478        6,484
Retained earnings .....................................................       36,042       35,623
Accumulated other comprehensive income ................................        2,568        2,584
                                                                            --------     --------
    Total stockholders' equity ........................................       45,718       45,333
                                                                            --------     --------
    Total liabilities and stockholders' equity ........................     $512,905     $486,418
                                                                            ========     ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  ACCUMULATED
                                                                                                     OTHER          TOTAL
                                                        COMMON        CAPITAL        RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                                        STOCK         SURPLUS        EARNINGS        INCOME         EQUITY
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 ......................      $    642       $  6,484       $ 35,623       $  2,584       $ 45,333
Net income ......................................                                       2,475                         2,475
Dividends declared: $0.44 per share .............                                        (849)                         (849)
Dividend reinvestment plan: 3,199 shares issued..             1            110                                          111
Repurchase and retirement: 38,450 shares ........           (13)          (116)        (1,207)                       (1,336)
Net change in other comprehensive income ........                                                        (16)           (16)
                                                       --------       --------       --------       --------       --------
BALANCE, JUNE 30, 2003 ..........................      $    630       $  6,478       $ 36,042       $  2,568       $ 45,718
                                                       ========       ========       ========       ========       ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SIX MONTHS ENDED JUNE 30                                                       2003           2002
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................      $  2,475       $  2,540
Adjustments:
  Provision for loan losses ...........................................           240            740
  Depreciation, amortization and accretion ............................         1,807          1,003
  Amortization of loan fees ...........................................           (79)           (68)
  Deferred income tax expense (benefit) ...............................            (2)            52
  Gains on sale of investment securities available-for-sale ...........                          (69)
  Loss on disposition of equipment ....................................            17
  Losses (gains) on the sale of foreclosed assets .....................             2           (105)
  Changes in:
Loans held for sale, net ..............................................        (3,606)         1,161
    Accrued interest receivable .......................................           102            343
    Other assets ......................................................          (455)          (504)
    Accrued interest payable ..........................................           (52)           (88)
    Other liabilities .................................................           (89)            62
                                                                             --------       --------
      Net cash provided by operating activities .......................           360          5,067
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available-for-sale ........                        9,993
Proceeds from repayments of investment securities available-for-sale ..        35,291         13,236
Purchases of investment securities available-for-sale .................       (18,415)        (3,731)
Proceeds from sale of foreclosed assets ...............................           122          1,406
Net increase in lending activities ....................................       (13,753)        (5,792)
Purchases of premises and equipment ...................................          (845)        (1,245)
                                                                             --------       --------
      Net cash provided by investing activities .......................         2,400         13,867
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts .........        16,901         18,727
  Time deposits .......................................................         9,351         (6,132)
Proceeds from issuance of common shares ...............................           111            101
Repurchase and retirement of common shares ............................        (1,336)          (572)
Cash dividends paid ...................................................          (837)          (768)
                                                                             --------       --------
      Net cash provided by financing activities .......................        24,190         11,356
                                                                             --------       --------
      Net increase in cash and cash equivalents .......................        26,950         30,290
      Cash and cash equivalents at beginning of year ..................        21,383         13,934
                                                                             --------       --------
      Cash and cash equivalents at end of period ......................      $ 48,333       $ 44,224
                                                                             ========       ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest ............................................................      $  5,306       $  6,379
  Income taxes ........................................................           797            773
Noncash items:
  Transfer of loans to foreclosed assets ..............................           246            280
  Unrealized losses (gains) on investment securities available-for-sale      $     16       $ (1,287)

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

OPERATING ENVIRONMENT:

The economy showed signs of strengthening in the second quarter of 2003. The gross domestic product, the value of all goods and services produced in the United States, grew at a higher than expected annual rate of 2.4 percent. Much of the growth was due to a 44.0 percent increase in defense spending. In addition, consumer spending rose 3.2 percent, the fastest pace since last summer, and business investment grew 6.9 percent, the fastest rate in three years. However, the Federal Open Market Committee ("FOMC") on June 25, 2003, lowered the target rate for federal funds by 25 basis points to 1.00 percent, the lowest level since 1958. According to the FOMC, the United States economy had yet to exhibit sustainable economic growth and the risk of possible deflation outweighed the risk of inflation. The FOMC indicated that the federal funds rate could remain at this low level for quite some time and a further cut could be made if needed.

REVIEW OF FINANCIAL POSITION:

At June 30, 2003, total assets surpassed the one-half $1.0 billion milestone and reached $512.9 million. This was an increase of $26.5 million from $486.4 million at December 31, 2002. The balance sheet growth was driven by strong deposit demand. Although the stock market rebounded slightly in

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

the second quarter, demand for traditional deposit products remained favorable due to the continued unwillingness of investors to assume the added risk of an extremely volatile stock market. Total deposits reached $463.5 million at the close of the second quarter, an increase of $26.3 million from $437.2 million at year-end 2002. Loans, net of unearned income, increased $13.3 million to $336.9 million at June 30, 2003, from $323.6 million at the close of last year. Investment securities decreased $18.0 million to $106.2 million at June 30, 2003, from $124.2 million at December 31, 2002. At the close of the second quarter, we had $34.4 million in federal funds sold outstanding as compared to $10.5 million at year-end 2002. Stockholders' equity increased $0.4 million to $45.7 million at June 30, 2003, from $45.3 million at December 31, 2002.

In comparison to the end of the first quarter of 2003, total assets grew $21.9 million. Deposits grew $22.2 million or at an annual rate of 20.2 percent and loans, net of unearned income, increased $8.9 million or at an annual rate of
10.9 percent. The investment portfolio decreased $8.8 million, while federal funds sold increased $15.7 million. Stockholders' equity decreased $0.4 million.

During the second quarter of 2003, we broke ground on our seventeenth community banking office in Tannersville, Monroe County, Pennsylvania. This office, located in a new market area for us, offers significant growth opportunities since it will be located in one of the fastest developing areas in the Commonwealth of Pennsylvania.

Also during the second quarter, Community Abstract Services, LLC, became fully operational. On November 7, 2002, the Company's subsidiary, Community Bank and Trust Company received approval from the Pennsylvania Department of Banking to form and become a 40.0 percent member of this limited liability company. This company offers title insurance and abstract services to residential mortgage loan customers and affords us the opportunity to generate additional fee income.

INVESTMENT PORTFOLIO:

As previously mentioned, the FOMC decided on June 25, 2003, to reduce the target federal funds rate 25 basis points to 1.00 percent in order to combat the possibility for deflation. The markets had been expecting a 50 basis point cut in the federal funds rate. As a result, yields on Treasury securities rebounded slightly at the close of the second quarter but remained below March 31, 2003 levels. Changes in the yields of U.S. Treasuries impact the market value of our investment portfolio. Specifically, our holdings of mortgage-backed securities and municipal obligations have average lives that are closely related to the two-year and ten-year U.S. Treasury securities. The two-year U.S. Treasury rate, which affects our mortgage-backed securities, declined 19 basis points to 1.32

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

percent at June 30, 2003, from 1.51 percent at the end of the previous quarter. The ten-year U.S. Treasury, related to our municipals holdings, decreased 29 basis points to 3.54 percent at the close of the second quarter, from 3.83 percent at March 31, 2003. As a result, we experienced an increase in the market value of our investment portfolio. The unrealized holding gain on the investment portfolio increased $212 to $3,891 at June 30, 2003, from $3,679 at the end of the first quarter.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 2003, and December 31, 2002, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                                              JUNE 30,              DECEMBER 31,
                                                                2003                     2002
                                                         AMOUNT        %          AMOUNT       %
---------------------------------------------------------------------------------------------------
U.S. Government agencies............................    $ 10,286      9.69%      $ 10,350      8.33%
State and municipals................................      45,768     43.10         35,003     28.18
Mortgage-backed securities..........................      48,471     45.65         77,579     62.46
Equity securities...................................       1,661      1.56          1,271      1.03
                                                        --------    ------       --------    ------
  Total.............................................    $106,186    100.00%      $124,203    100.00%
                                                        ========    ======       ========    ======

Our investment portfolio decreased $18.0 million or 14.5 percent to $106.2 million at June 30, 2003, from $124.2 million at December 31, 2002. In comparison to the end of the previous quarter, investments declined $8.8 million. At June 30, 2003, investment securities equaled 21.9 percent of earning assets, compared to 24.7 percent at March 31, 2003, and 26.9 percent at December 31, 2002.

For the three months and six months ended June 30, 2003, the investment portfolio averaged $104.3 million and $111.1 million, compared to $110.5 million and $113.7 million for the respective periods last year. The tax- equivalent yield on the investment portfolio dropped 207 basis points to 4.22 percent for the six months ended June 30, 2003, from 6.29 percent for the same six months of 2002. For the second quarter of 2003, the tax- equivalent yield was 4.02 percent, 38 basis points lower compared to 4.40 percent for the first quarter.

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

reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. Total return for the investment portfolio improved for the twelve months ended June 30, 2003, to 5.5 percent, compared to 3.6 percent for the twelve months ended March 31, 2003.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at June 30, 2003, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the after ten year maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                     AFTER ONE       AFTER FIVE
                                     WITHIN          BUT WITHIN      BUT WITHIN          AFTER
                                    ONE YEAR         FIVE YEARS      TEN YEARS         TEN YEARS            TOTAL
                                -------------------------------------------------------------------------------------
JUNE 30, 2003                   AMOUNT    YIELD   AMOUNT    YIELD  AMOUNT   YIELD   AMOUNT    YIELD    AMOUNT   YIELD
---------------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Government agencies.....   $ 4,053   2.04%   $ 6,126   2.20%                                     $ 10,179   2.14%
State and municipals.........       750   4.15     10,956   2.44   $7,603   7.90%   $23,275   7.60%     42,584   6.27
Mortgage-backed securities...    29,816   4.54     18,040   5.13      108   6.57                        47,964   4.77
Equity securities............                                                         1,568   3.13       1,568   3.13
                                -------           -------          ------           -------           --------
  Total......................   $34,619   4.24%   $35,122   3.78%  $7,711   7.88%   $24,843   7.32%   $102,295   5.11%
                                =======           =======          ======           =======           ========

Fair value:
U.S. Government agencies.....   $ 4,083           $ 6,203                                             $ 10,286
State and municipals.........       751            10,834          $8,520           $25,663             45,768
Mortgage-backed securities...    29,933            18,427             111                               48,471
Equity securities............                                                         1,661              1,661
                                -------           -------          ------           -------           --------
  Total......................   $34,767           $35,464          $8,631           $27,324           $106,186
                                =======           =======          ======           =======           ========

LOAN PORTFOLIO:

The housing market, fueled by very low mortgage rates, remained strong for the first half of 2003. The rate on a 30-year conventional mortgage, which reached a record low of 5.75 percent at the end of the first quarter of 2003, fell another 52 basis points and closed the second quarter at 5.23 percent. Average annual sales of new and existing homes increased 13.3 percent and 5.3 percent for the twelve months ended June 30, 2003. In addition, new home construction increased as evidenced by a 5.2 percent rise in the average annual number of housing starts for the twelve months ended June 30, 2003,

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

compared to the same period last year. Due to the robust housing market, activity in our secondary mortgage department flourished. Residential mortgages sold to the Federal National Mortgage Association ("FNMA") totaled $11.3 million and $24.9 million for the three months and six months ended June 30, 2003. Net gains realized on the sale of residential mortgages totaled $295 for the second quarter and $685 year-to-date 2003, compared to $172 and $357 for the same periods last year.

After over two years of retrenchment, business investment grew nearly 7.0 percent in the second quarter of 2003. Outlays for equipment and software rose
7.5 percent, while structural investment increased 4.8 percent. In direct response to the FOMC lowering short-term interest rates 25 basis points, the prime rate declined to 4.00 percent from 4.25 percent. Despite low interest rates and increased business investment, commercial and industrial loans at all commercial banks declined 3.0 percent over the first five months of the year. During the second quarter, we continued to focus our efforts on commercial business development. As a result of our efforts, commercial loans, including commercial mortgages and lease financing grew $16.4 million or at an annual rate of 36.3 percent to $197.4 million at June 30, 2003, from $181.0 million at the end of the first quarter.

Although consumers increased spending, they used the equity in their homes, through cash-out refinancing, to fund their purchases. Consumer loans for all commercial banks decreased $0.3 billion during the first half of 2003. Although we experienced strong demand for mortgages, our holdings of residential mortgage loans declined $7.0 million to $108.1 million, as the majority of mortgage loans originated were subsequently sold in the secondary market. In addition, our consumer loans decreased $0.5 million to $31.3 million at the close of the first half of 2003.

For the six months ended June 30, 2003, loans averaged $335.7 million, an increase of $20.1 million or 6.4 percent compared to $315.6 million averaged for the same period of 2002. The tax-equivalent yield on the loan portfolio fell 60 basis points to 7.05 percent for the first six months of 2003, from 7.65 percent for the same six months of last year. In addition, the tax- equivalent yield on the loan portfolio decreased 14 basis points in the second quarter of 2003 in comparison to the previous quarter. Given the recent 25 basis point decline in the prime rate, we anticipate a further reduction in loan yields in the second half of 2003.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The composition of the loan portfolio at June 30, 2003, and December 31, 2002, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                      JUNE 30,              DECEMBER 31,
                                                       2003                    2002
                                                 AMOUNT       %         AMOUNT       %
------------------------------------------------------------------------------------------
Commercial, financial and others............    $ 98,008     29.10%    $ 90,747     28.05%
Real estate:
  Construction..............................       4,244      1.26        5,398      1.67
  Mortgage..................................     201,436     59.80      193,012     59.65
Consumer, net...............................      31,329      9.30       32,631     10.08
Lease financing, net........................       1,836      0.54        1,787      0.55
                                                --------    ------     --------    ------
  Loans, net of unearned income.............     336,853    100.00%     323,575    100.00%
                                                            ======                 ======
Less: allowance for loan losses.............       3,677                  3,745
                                                --------               --------
    Net loans...............................    $333,176               $319,830
                                                ========               ========

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price our loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans. Approximately 36.8 percent of the lending portfolio is expected to reprice within the next twelve months.

The maturity and repricing information of the loan portfolio by major classification at June 30, 2003, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                      AFTER ONE
                                          WITHIN      BUT WITHIN       AFTER
JUNE 30, 2003                            ONE YEAR     FIVE YEARS     FIVE YEARS    TOTAL
------------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others.....    $ 44,557      $ 24,342       $ 29,109    $ 98,008
Real estate:
  Construction.......................       4,244                                    4,244
  Mortgage...........................      17,030        67,647        116,759     201,436
Consumer, net........................      11,559        16,664          3,106      31,329
Lease financing, net.................         672         1,164                      1,836
                                         --------      --------       --------    --------
    Total............................    $ 78,062      $109,817       $148,974    $336,853
                                         ========      ========       ========    ========

Repricing schedule:
Predetermined interest rates.........    $ 30,340      $ 63,987       $ 70,766    $165,093
Floating or adjustable interest rates      93,486        77,993            281     171,760
                                         --------      --------       --------    --------
    Total............................    $123,826      $141,980       $ 71,047    $336,853
                                         ========      ========       ========    ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at June 30, 2003 and 2002, are summarized as follows:

JUNE 30,                                                                  2003     2002
---------------------------------------------------------------------------------------
United States...........................................................   6.4%     5.8%
Pennsylvania............................................................   5.7      5.6
Lackawanna county.......................................................   5.8      5.5
Susquehanna county......................................................   5.6      7.5
Wayne county............................................................   4.3      4.8
Wyoming county..........................................................   5.8%     5.4%

The employment conditions in our market area improved, for the most part, in comparison to the declining conditions of the Commonwealth of Pennsylvania and the Nation. The national unemployment rate rose to 6.4 percent at June 30, 2003, from 5.8 percent one year ago. Job gains in service-providing industries and construction were more than offset by continued job erosion in the manufacturing sector and the telecommunications and air transportation industries. Although employment conditions in our market area are favorable in comparison to the Nation and Commonwealth, further economic weakening could cause conditions in the counties we serve to deteriorate.

Nonperforming assets were $2,288 or 0.63 percent of loans, net of unearned income, at June 30, 2003, compared to $2,542 or 0.77 percent at year-end 2002. The asset quality improvement resulted from a reduction in nonaccrual loans, partially offset by slight increases in accruing loans past due 90 days or more and foreclosed assets.

Nonaccrual loans decreased $478 to $1,514 at June 30, 2003, from $1,992 at December 31, 2002. The amount of commercial, real estate and consumer loans on nonaccrual status all decreased from year-end 2002. Accruing loans past due 90 days or more increased $102 to $612 at the end of the second quarter compared to $510 at the end of 2002. Foreclosed assets increased $122 to $162 at June 30, 2003, from $40 at December 31, 2002. Four loans totaling $246 were transferred to foreclosed assets during the first half of 2003. Three properties with an aggregate carrying value of $124 were sold for $122, resulting in a net realized loss of $2.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning nonperforming assets at June 30, 2003, and December 31, 2002, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                                 JUNE 30,    DECEMBER 31,
                                                                   2003          2002
-----------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others...............................   $  404       $  541
Real estate:
  Construction.................................................
  Mortgage.....................................................      981        1,213
Consumer, net..................................................      129          238
Lease financing, net...........................................
                                                                  ------       ------
    Total nonaccrual loans.....................................    1,514        1,992
                                                                  ------       ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others...............................      110           97
Real estate:
  Construction.................................................
  Mortgage.....................................................      443          281
Consumer, net..................................................       59          132
Lease financing, net...........................................
                                                                  ------       ------
    Total accruing loans past due 90 days or more..............      612          510
                                                                  ------       ------
    Total nonperforming loans..................................    2,126        2,502
                                                                  ------       ------
Foreclosed assets..............................................      162           40
                                                                  ------       ------
    Total nonperforming assets.................................   $2,288       $2,542
                                                                  ======       ======

Ratios:
Nonperforming loans as a percentage of loans, net..............     0.63%        0.77%
Nonperforming assets as a percentage of loans, net.............     0.68%        0.79%

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the Federal Financial Institution Examination Council ("FFIEC") Interagency Policy Statement and generally accepted accounting principals ("GAAP") in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Creditors for Impairment of a Loan," for loans specifically identified to be individually evaluated for impairment and the requirements of SFAS No. 5, "Accounting for Contingencies," for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning impaired loans at June 30, 2003, and December 31, 2002, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                                  JUNE 30,    DECEMBER 31,
                                                                    2003          2002
------------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others...............................    $  404        $  541
Real estate:
  Construction.................................................
  Mortgage.....................................................       981         1,213
Consumer, net..................................................       129           238
Lease financing, net...........................................
                                                                   ------        ------
    Total nonaccrual loans.....................................     1,514         1,992
                                                                   ------        ------

ACCRUING LOANS:
Commercial, financial and others...............................       134           889
Real estate:
  Construction.................................................
  Mortgage.....................................................       839           485
Consumer, net..................................................       178           292
Lease financing, net...........................................
                                                                   ------        ------
    Total accruing loans.......................................     1,151         1,666
                                                                   ------        ------
    Total impaired loans.......................................    $2,665        $3,658
                                                                   ======        ======

Ratio:
Impaired loans as a percentage of loans, net...................      0.79%         1.13%

Information relating to the recorded investment in impaired loans at June 30, 2003 and December 31, 2002, is summarized as follows:

                                                                  JUNE 30,       DECEMBER 31,
                                                                    2003             2002
-------------------------------------------------------------------------------------------
Impaired loans:
With a related allowance.......................................    $1,671           $2,500
With no related allowance......................................       994            1,158
                                                                   ------           ------
  Total........................................................    $2,665           $3,658
                                                                   ======           ======

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The analysis of changes affecting the allowance for loan losses related to impaired loans for the six months ended June 30, 2003, is summarized as follows:

                                                                                    JUNE 30,
                                                                                      2003
--------------------------------------------------------------------------------------------
Balance at January 1..............................................................    $877
Provision for loan losses.........................................................     (84)
Loans charged-off.................................................................     282
Loans recovered...................................................................       6
                                                                                      ----
Balance at period-end.............................................................    $517
                                                                                      ====

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 2003 and 2002 are summarized as follows:

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30,              JUNE 30,
                                                     2003        2002      2003      2002
------------------------------------------------------------------------------------------
Gross interest due under terms.................    $  214      $   38     $  259    $   80
Interest income recognized.....................        26          25         51        47
                                                   ------      ------     ------    ------
Interest income not recognized.................    $  188      $   13     $  208    $   33
                                                   ======      ======     ======    ======

Interest income recognized (cash-basis)........    $   26      $   25     $   51    $   47
Average recorded investment in impaired loans..    $2,879      $2,470     $2,638    $2,224

Cash received on impaired loans applied as a reduction of principal totaled $259 and $119 for the six and three months ended June 30, 2003. For the respective periods of 2002 cash receipts on impaired loans totaled $299 and $127. There were no commitments to extend additional funds to such parties at June 30, 2003.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The allocation of the allowance for loan losses at June 30, 2003 and December 31, 2002, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                          JUNE 30,                  DECEMBER 31,
                                                            2003                        2002
                                                     -------------------         -------------------
                                                                CATEGORY                    CATEGORY
                                                                  AS A                        AS A
                                                                  % OF                        % OF
                                                     AMOUNT      LOANS           AMOUNT      LOANS
----------------------------------------------------------------------------------------------------
Allocated allowance:
Specific:
Commercial, financial and others.................    $  214        0.16%         $  597        0.44%
Real estate:
  Construction...................................
  Mortgage.......................................       208        0.54             173        0.53
Consumer, net....................................        95        0.09             107        0.16
Lease financing, net.............................                  0.00
                                                     ------      ------          ------      ------
    Total specific...............................       517        0.79             877        1.13
                                                     ------      ------          ------      ------

Formula:
Commercial, financial and others.................       349       28.94             367       27.61
Real estate:
  Construction...................................                  1.26                        1.67
  Mortgage.......................................     2,308       59.26           2,071       59.12
Consumer, net....................................       391        9.21             419        9.92
Lease financing, net.............................                  0.54                        0.55
                                                     ------      ------          ------      ------
    Total formula................................     3,048       99.21           2,857       98.87
                                                     ------      ------          ------      ------
    Total allocated allowance....................     3,565      100.00%          3,734      100.00%
                                                                 ======                      ======
Unallocated allowance............................       112                          11
                                                     ------                      ------
    Total allowance for loan losses..............    $3,677                      $3,745
                                                     ======                      ======

The allocated allowance for loan losses account decreased $169 to $3,565 at June 30, 2003, from $3,734 at December 31, 2002. The reduction occurred as a result of a decrease in the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, partially offset by an increase in the formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5.

The unallocated portion of the allowance for loan losses equaled $112 at the end of the second quarter of 2003 compared to $11 at year-end 2002. The increase in the unallocated portion of the allowance for loan losses account was deemed appropriate due to the significant increase in the level of commercial loans in the portfolio, which inherently carry a higher degree of risk.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 2003, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                                  JUNE 30,
                                                                                    2003
------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period...............................    $3,745
Loans charged-off:
Commercial, financial and others...............................................        95
Real estate:
  Construction.................................................................
  Mortgage.....................................................................       128
Consumer, net..................................................................       140
Lease financing, net...........................................................
                                                                                   ------
    Total......................................................................       363
                                                                                   ------

Loans recovered:
Commercial, financial and others...............................................         5
Real estate:
  Construction.................................................................
  Mortgage.....................................................................         1
Consumer, net..................................................................        49
Lease financing, net...........................................................
                                                                                   ------
    Total......................................................................        55
                                                                                   ------
Net loans charged-off..........................................................       308
                                                                                   ------
Provision charged to operating expense.........................................       240
                                                                                   ------
Allowance for loan losses at end of period.....................................    $3,677
                                                                                   ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............      0.19%
Allowance for loan losses as a percentage of period end loans..................      1.09%

The allowance for loan losses decreased $45 to $3,677 at June 30, 2003, from $3,722 at the previous quarter-end. Net charge-offs of $165 for the three months ended June 30, 2003, exceeded the $120 provision for loan losses. As a percentage of loans, net of unearned income, the allowance equaled 1.09 percent at the end of the second quarter of 2003 and 1.13 percent at March 31, 2003. The allowance account covered 160.7 percent of nonperforming assets at June 30, 2003 and 163.9 percent at March 31, 2003.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $308 or 0.19 percent of average loans outstanding for the six months ended June 30, 2003, compared to $429 or 0.27 percent for the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

same period last year. Net charge-offs as a percentage of average loans outstanding for our peer group equaled 0.14 percent and 0.13 percent for the respective periods.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 2003 and 2002, are summarized as follows:

DEPOSIT DISTRIBUTION

                                                        JUNE 30,              JUNE 30,
                                                          2003                  2002
                                                  -----------------     -------------------
                                                  AVERAGE   AVERAGE      AVERAGE   AVERAGE
                                                  BALANCE    RATE        BALANCE    RATE
-------------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts.......................     $ 15,756     1.24%     $ 20,743     2.45%
NOW accounts................................       38,413     1.03        37,534     1.47
Savings accounts............................      124,692     1.34        97,274     2.02
Time deposits less than $100................      187,235     3.99       185,987     4.58
Time deposits $100 or more..................       25,830     3.36        29,798     3.82
                                                 --------               --------
  Total interest-bearing....................      391,926     2.70%      371,336     3.42%
Noninterest-bearing.........................       51,980                 47,106
                                                 --------               --------
  Total deposits............................     $443,906               $418,442
                                                 ========               ========

Despite a slight rebound in the stock market in the second quarter of 2003, investors are still seeking the safety of traditional bank products. In addition, consumers continued to be leery about economic conditions and chose to keep spending in check. The personal savings rate averaged approximately 3.5 percent for the first half of 2003, similar to the rate exhibited last year.

We continued to experience strong demand for our deposit products. Deposits totaled $463.5 million at June 30, 2003, an increase of $22.2 million from the end of the first quarter of 2003 and $26.3 million from year-end 2002. The growth from the end of the first quarter resulted from a $14.6 million increase in interest-bearing accounts, coupled with a $7.6 million rise in noninterest-bearing accounts. The growth in interest-bearing accounts arose primarily from an $8.9 million increase in savings accounts. In addition, we continued to offer promotional rates on our 60- and 90-month certificates of deposit and on our longer-term IRAs. As a result, time deposits less than $100 increased $2.0 million and time deposits $100 or more rose $3.1 million from the previous quarter-end.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the six months ended June 30, 2003, average total deposits increased $25.5 million or 6.1 percent to $443.9 million compared to $418.4 million for the same period of 2002. Interest-bearing deposits averaged $20.6 million or 5.5 percent higher and noninterest-bearing deposits averaged $4.9 million or 10.4 percent higher when comparing the second quarters of 2003 and 2002. Due to customer preference for liquidity given the low interest rate environment, the growth in our interest-bearing accounts was primarily concentrated in savings accounts. Average savings accounts grew $27.4 million or 28.2 percent. As a result of the promotional rates offered on longer-term certificates of deposit and IRA accounts, time deposits less than $100 averaged slightly higher. Average money market accounts and large denomination time deposits declined by $4.9 million and $4.0 million, while average NOW accounts rose $0.9 million. The low interest rate environment, coupled with the shift into lower-costing deposits, caused our cost of funds to decline 72 basis points to 2.70 percent for the first half of 2003, from 3.42 percent for the same period of 2002. Low interest rates are expected to continue throughout the second half of 2003. Therefore, we anticipate our deposit costs to remain low. However, should an economic rebound occur and inflationary pressures pick up, our cost of funds could escalate.

Volatile deposits, time deposits in denominations of $100 or more, equaled $28.2 million at June 30, 2003, a $3.7 million increase from $24.5 million at December 31, 2002. The decline was due to withdrawal requirements associated with building projects of local area school districts. Due to the short-term structure of volatile deposits and significantly lower market rates, the average cost of these deposits fell 46 basis points to 3.36 percent for the six months ended June 30, 2003, compared to 3.82 percent for the same six months of last year.

Maturities of time deposits of $100 or more at June 30, 2003, and December 31, 2002, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                                    JUNE 30,   DECEMBER 31,
                                                                     2003          2002
------------------------------------------------------------------------------------------
Within three months............................................     $ 3,905      $ 3,020
After three months but within six months.......................       8,785        3,333
After six months but within twelve months......................       3,894        8,230
After twelve months............................................      11,588        9,961
                                                                    -------      -------
  Total........................................................     $28,172      $24,544
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

The responsibility for our market risk sensitivity management has been delegated to the Asset/Liability Management Committee ("ALCO"). Specifically, ALCO utilizes a number of computerized modeling techniques to monitor and attempt to control the influence that market changes have on our rate-sensitive assets ("RSA") and rate-sensitive liabilities ("RSL"). One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA repricing and is indicated by a RSA/RSL ratio less than 1.0. A positive gap implies that earnings will be impacted favorable if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

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

INTEREST RATE SENSITIVITY

                                                          DUE AFTER        DUE AFTER
                                                         THREE MONTHS       ONE YEAR
                                        DUE WITHIN        BUT WITHIN       BUT WITHIN       DUE AFTER
JUNE 30, 2003                          THREE MONTHS      TWELVE MONTHS     FIVE YEARS       FIVE YEARS    TOTAL
-----------------------------------------------------------------------------------------------------------------
Rate-sensitive assets:
Investment securities...............     $ 13,873          $ 20,894         $ 35,464         $ 35,955    $106,186
Loans held for sale, net............        7,522                                                           7,522
Loans, net of unearned income.......       82,341            41,485          141,980           71,047     336,853
Federal funds sold..................       34,350                                                          34,350
                                         --------          --------         --------         --------    --------
  Total.............................     $138,086          $ 62,379         $177,444         $107,002    $484,911
                                         ========          ========         ========         ========    ========

Rate-sensitive liabilities:
Money market accounts...............                       $ 13,576                                      $ 13,576
NOW accounts........................                         42,132                                        42,132
Savings accounts....................                                        $130,268                      130,268
Time deposits less than $100........     $ 24,229            44,639          109,841         $ 10,996     189,705
Time deposits $100 or more..........        3,905            12,679            9,752            1,836      28,172
                                         --------          --------         --------         --------    --------
  Total.............................     $ 28,134          $113,026         $249,861         $ 12,832    $403,853
                                         ========          ========         ========         ========    ========

Rate sensitivity gap:
  Period............................     $109,952          $(50,647)        $(72,417)        $ 94,170
  Cumulative........................     $109,952          $ 59,305         $(13,112)        $ 81,058    $ 81,058

RSA/RSL ratio:
  Period............................         4.91              0.55             0.71             8.34
  Cumulative........................         4.91              1.42             0.97             1.20        1.20

Our cumulative one-year RSA/RSL ratio equaled 1.42 at June 30, 2003, compared to
1.23 at March 31, 2003. Due to the historically low interest rate environment, our goal in managing IRR has been to increase the amount of RSA repricing within one year and extend the repricing time frame of RSL. Accordingly, the amount of RSA maturing or repricing within one year increased $20.2 million while RSL maturing or repricing within the same time

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

frame declined $5.1 million. The increase in RSA primarily resulted from increases of $5.3 million in loans, net of unearned income, and $15.7 million in federal funds sold. As part of our ongoing strategy to limit the amount of IRR in our loan portfolio, we consistently price our loan products to increase our holdings of floating- or adjustable-rate loans which reprice in the near term. With regard to RSL, we continued to offer promotional rates on our 60- and 90-month term certificates of deposit in order to extend the average maturities of these types of funds. Time deposits less than $100 repricing within one year declined $7.4 million from the end of the first quarter of 2003, while those repricing after five years increased $4.0 million. At June 30, 2003, our RSA/RSL ratio fell outside our asset/liability guidelines of 0.70 to 1.30. However, we believe by continuously monitoring our IRR position we can effectively control the influence changes in market interest rates could have on our RSA and RSL. In addition, our gap position at June 30, 2003, indicated that we were asset rate-sensitive and should market interest rates increase, the likelihood exists that net interest income would be favorably affected. However, this forward-looking statement is qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

We experienced an increase in our three-month ratio to 4.91 at June 30, 2003, from 3.19 at the end of the previous quarter. The increase primarily resulted from a $26.4 million increase in the amount of RSA coupled with a $6.9 million reduction in RSL maturing or repricing within three months. Similar to the reasons discussed for the change in the one-year ratio, increases in federal funds sold and loans, net of unearned income, contributed to the increase in RSA, while a reduction in time deposits less than $100 accounted for the decrease in RSL.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2003, produced results contrary to those indicated by the one-year static gap position. Given parallel and instantaneous shifts in interest rates of plus 100 basis points and 200 basis points, net interest income should decrease by 1.5 percent and 3.1 percent. Conversely, similar declines in interest rates would result in increases in net interest income of 0.7 percent and 3.6 percent.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after 2003. Our noncore funds consist of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2003, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

long-term assets, was negative 11.1 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled negative 14.2 percent at the end of the second quarter of 2003. Negative ratios indicated that at June 30, 2003, we did not rely on noncore sources to fund our long- term assets. We believe that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities and further illustrates the improvement in our liquidity position. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold, increased $27.0 million during the six months ended June 30, 2003. Financing activities provided us with net cash of $24.2 million. The net cash inflow primarily resulted from a $26.3 million increase in deposits. Cash outflows of $1.3 million for the repurchase of our common stock and $0.8 million for the payment of cash dividends partially offset the increase in deposits.

In addition, investing activities provided us with net cash of $2.4 million, while operating activities contributed $0.4 million to the increase in net cash. The cash provided by investing activities primarily resulted from $35.3 million received from repayments of investment securities, partially offset by purchases of investment securities of $18.4 million and a net increase in lending activities of $13.8 million. With regard to operating activities, net income of $2.5 million was the primary source of funds.

CAPITAL ADEQUACY:

Stockholders' equity totaled $45.7 million at June 30, 2003, compared to $45.3 million at December 31, 2002. On a per share basis, stockholders' equity equaled $23.94 per share at the end of the second quarter of 2003, an increase of $0.63 per share compared to $23.31 per share at year-end 2002.

During the first six months of 2003, 38,450 shares of our common stock totaling $1.3 million were repurchased. For the six months ended June 30, dividends declared totaled $849 or $0.44 per share in 2003 and $785 or $0.40 per share in 2002. The dividend payout ratio was 34.3 percent and 30.9 percent for the six months ended June 30, 2003 and 2002. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the six months ended June 30, 2003, 3,199 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2003 and 2002. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at June 30, 2003 and 2002, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                                   MINIMUM TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                                         MINIMUM FOR CAPITAL        PROMPT CORRECTIVE
                                                      ACTUAL              ADEQUACY PURPOSES         ACTION PROVISIONS
                                              -------------------------------------------------------------------------
JUNE 30,                                        2003         2002         2003         2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-weighted assets:
  Consolidated...........................     $ 42,067     $ 40,149     $ 14,829     $ 12,938     $ 22,243     $ 19,407
  Community Bank.........................       40,697       38,421       14,801       12,896       22,202       19,344
Total capital to risk-weighted assets:
  Consolidated...........................       45,744       43,680       29,658       25,875       37,072       32,344
  Community Bank.........................       44,374       41,952       29,603       25,792       37,003       32,240
Tier I capital to total average assets
 less goodwill:
  Consolidated...........................       42,067       40,149       19,686       18,490       24,608       23,112
  Community Bank.........................       40,697       38,421     $ 19,662     $ 18,476     $ 24,578     $ 23,095

Risk-weighted assets:
  Consolidated...........................      341,738      300,856
  Community Bank.........................      341,049      299,818
Risk-weighted off-balance sheet items:
  Consolidated...........................       28,985       22,587
  Community Bank.........................       28,985       22,587
Average assets for Leverage ratio:
  Consolidated...........................      492,156      462,239
  Community Bank.........................     $491,561     $461,897

Ratios:
Tier I capital as a percentage of risk-
 weighted assets and off-balance sheet
 items:
  Consolidated............................        11.4%        12.4%         4.0%         4.0%         6.0%         6.0%
  Community Bank..........................        11.0         11.9          4.0          4.0          6.0          6.0
Total of Tier I and Tier II capital as a
 percentage of risk-weighted assets and
 off-balance sheet items:
  Consolidated............................        12.3         13.5          8.0          8.0         10.0         10.0
  Community Bank..........................        12.0         13.0          8.0          8.0         10.0         10.0
Tier I capital as a percentage of total
 average assets less intangible assets:
  Consolidated............................         8.6          8.7          4.0          4.0          5.0          5.0
  Community Bank..........................         8.3%         8.3%         4.0%         4.0%         5.0%         5.0%

We and Community Bank have consistently maintained regulatory capital ratios well above the minimum levels of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Regulatory agencies define

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following:

         -        A Tier I risk-based ratio of at least 6.0 percent;

         -        A total risk-based ratio of at least 10.0 percent; and

         -        A Leverage ratio of at least 5.0 percent.

Based on the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at June 30, 2003. There are no conditions or events since this notification that we believe have changed Community Bank's category.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the three months and six months ended June 30, 2003 totaled $1,145 or $0.60 per share and $2,475 or $1.28 per share. Net income for the comparable 2002 periods were $1,226 or $0.62 per share and $2,540 or $1.29 per share. A decline in net interest income, coupled with an increase in noninterest expense, more than offset a reduction in the provision for loan losses and an increase in noninterest income. Return on average assets was 0.92 percent for the second quarter and 1.01 percent for the first half of 2003, compared to 1.05 percent and 1.10 percent for the respective 2002 periods. Return on average equity was 9.96 percent for the second quarter and 10.85 percent year-to-date 2003, compared to 11.61 percent and 12.20 percent for same periods of 2002.

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

         - Changes in general market rates; and o The level of nonperforming assets.

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest- bearing liabilities, illustrates the effects changing interest rates have

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

on profitability. Net interest margin, net interest income as a percentage of average earning assets, is a more comprehensive ratio, as it reflects not only spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax- exempt income and yields are reported on a tax-equivalent basis using the prevailing statutory tax rate of 34.0 percent.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                                   2003 VS. 2002                     2003 VS. 2002
                                                INCREASE (DECREASE)               INCREASE (DECREASE)
                                                 ATTRIBUTABLE TO                    ATTRIBUTABLE TO
                                            ---------------------------     -----------------------------
                                            TOTAL                            TOTAL
                                            CHANGE      RATE     VOLUME      CHANGE     RATE       VOLUME
                                            ------      ----     ------      ------     ----       ------
Interest income:
Loans:
  Taxable............................       $ (74)    $  (979)   $  905     $  (289)   $(1,464)    $1,175
  Tax-exempt.........................          15        (273)      288          50       (306)       356
Investments:
  Taxable............................        (518)       (797)      279        (891)    (1,333)       442
  Tax-exempt.........................        (158)         (5)     (153)       (328)        (9)      (319)
Federal funds sold...................          18         (68)       86          23        (71)        94
                                            -----     -------    ------     -------    -------     ------
    Total interest income............        (717)     (2,122)    1,405      (1,435)    (3,183)     1,748
                                            -----     -------    ------     -------    -------     ------
Interest expense:
Money market accounts................         (44)        (33)      (11)       (155)      (104)       (51)
NOW accounts.........................         (64)        (73)        9         (78)       (96)        18
Savings accounts.....................        (151)       (565)      414        (146)      (683)       537
Time deposits less than $100.........        (217)       (323)      106        (523)      (606)        83
Time deposits $100 or more...........         (53)        (38)      (15)       (135)       (64)       (71)
                                            -----     -------    ------     -------    -------     ------
    Total interest expense...........        (529)     (1,032)      503      (1,037)    (1,553)       516
                                            -----     -------    ------     -------    -------     ------
    Net interest income..............       $(188)    $(1,090)   $  902     $  (398)   $(1,630)    $1,232
                                            =====     =======    ======     =======    =======     ======

For the six months ended June 30, 2003, tax-equivalent net int erest income totaled $8,921, a decrease of $398 compared to $9,319 for the same six

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

months of 2002. A negative rate variance was responsible for the decline. An increase in the volume of average earning assets over that of average interest-bearing liabilities partially offset the effects of the negative rate variance.

The tax-equivalent yield on earning assets fell 101 basis points to 6.14 percent for the six months ended June 30, 2003, from 7.15 percent for the same six months of 2002. This resulted in a reduction of $3,183 of tax- equivalent interest revenue. The yields on taxable loans and investments fell 52 basis points and 271 basis points and accounted for reductions in interest revenue of $1,464 and $1,333. Partially offsetting the decline in tax-equivalent interest revenue was a $1,553 decrease in interest expense resulting from a 72 basis point decline in our cost of funds. Specifically, the average rate paid on money market accounts, savings accounts and time deposits less than $100 decreased 121 basis points, 68 basis points and 59 basis points. These rate declines resulted in reductions to interest expense of $104, $683 and $606. In total, the negative rate variance caused a decrease in tax-equivalent net interest income of $1,630.

Partially offsetting the negative rate variance was a positive volume variance. Earning assets averaged $465.7 million for the six months ended June 30, 2003, an increase of $25.7 million from $440.0 million for the same period last year. Average interest-bearing liabilities also increased but not to the same extent. Interest-bearing liabilities averaged $391.9 million for the first half of 2003, an increase of $20.5 million from $371.4 million averaged for the same period of 2002. This positive volume variance caused net interest income to increase by $1,232. The majority of the positive volume variance was due to a $20.1 million increase in average loans, which caused tax-equivalent net interest income to increase by $1,531.

For the quarter ended June 30, 2003, tax-equivalent interest income decreased $188 in comparison to the same three months of last year. Similarly, the decline was due to a negative rate variance of $1,090, partially offset by a positive volume variance of $902. The tax-equivalent yield on earning assets fell 103 basis points to 5.97 percent for the three months ended June 30, 2003, from 7.00 percent for the same period of 2002 and reduced tax-equivalent interest income by $2,122. The tax-equivalent yield on loans fell 55 basis points, while the tax-equivalent yield on investments fell 223 basis points. The yield on federal funds sold declined 50 basis points. Partially mitigating the effects of the decline in the tax- equivalent yield on earning assets was a 74 basis point reduction in the cost of funds. For the second quarter of 2003, the cost of funds equaled 2.61 percent compared to 3.35 percent for the same quarter of 2002. This reduced interest expense by $1,032 for the second quarter. A positive volume variance partially offset the reduction in net interest income caused by the negative rate variance. Earning assets averaged $28.1 million higher for the second quarter of 2003, compared to the same quarter of 2002. Loans, net of

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

unearned income increased $21.5 million, while federal funds sold averaged $12.8 million higher. Partially offsetting the increases in loans and federal funds sold was a $6.2 million reduction in average investments. Average interest bearing liabilities also increased, but not to the extent of average earning assets. For the second quarter, interest-bearing liabilities averaged $396.6 million in 2003, an increase of $23.6 million compared to $373.0 million in 2002.

Maintenance of an adequate net interest margin is one of our primary concerns. We experienced some margin contraction during the first six months of 2003 as a result of the sustained low interest rate environment. Loan and investment yields continued to reprice downward as repayments were being reinvested at considerably lower rates. However, deposits rates, already at historic lows, did not have the ability to reprice downward to the same extent. As a result, our net interest margin contracted 41 basis points to 3.86 percent for the six months ended June 30, 2003, from 4.27 percent for the same six months of 2002. Due to the slowness of the economic recovery and the possibility of deflation, the low interest rate environment is expected to continue throughout the remainder of 2003. However, should economic conditions rebound and/or competition in our market area intensify, interest rates could increase. No assurance can be given that net interest income will not be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices, coupled with careful investing, will keep our net interest margin from further contraction.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the six months ended June 30, 2003 and 2002, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                               JUNE 30, 2003                    JUNE 30, 2002
                                                     -------------------------------   ---------------------------------
                                                                  INTEREST  AVERAGE                INTEREST    AVERAGE
                                                       AVERAGE    INCOME/   INTEREST    AVERAGE     INCOME/    INTEREST
                                                       BALANCE    EXPENSE     RATE      BALANCE     EXPENSE      RATE
                                                       -------    -------   --------    -------    --------    ---------
ASSETS:
Earning assets:
Loans:
  Taxable.......................................     $ 316,376    $11,164     7.12%    $ 302,163    $11,453       7.64%
  Tax-exempt....................................        19,343        573     5.97        13,470        523       7.83
Investments:
  Taxable.......................................        78,488      1,113     2.86        72,502      2,004       5.57
  Tax-exempt....................................        32,574      1,211     7.50        41,159      1,539       7.54
Federal funds sold..............................        18,912        114     1.22        10,721         91       1.71
                                                     ---------    -------              ---------    -------
    Total earning assets........................       465,693     14,175     6.14%      440,015     15,610       7.15%
Less: allowance for loan losses.................         3,720                             3,343
Other assets....................................        31,266                            26,895
                                                     ---------                         ---------
    Total assets................................     $ 493,239                         $ 463,567
                                                     =========                         =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts...........................     $  15,756         97     1.24%    $  20,743        252       2.45%
NOW accounts....................................        38,413        196     1.03        37,534        274       1.47
Savings accounts................................       124,692        828     1.34        97,274        974       2.02
Time deposits less than $100....................       187,235      3,703     3.99       185,987      4,226       4.58
Time deposits $100 or more......................        25,830        430     3.36        29,798        565       3.82
Short-term borrowings...........................                                              17
                                                     ---------    -------              ---------    -------
    Total interest-bearing liabilities..........       391,926      5,254     2.70%      371,353      6,291       3.42%
Noninterest-bearing deposits....................        51,980                            47,106
Other liabilities...............................         3,352                             3,110
Stockholders' equity............................        45,981                            41,998
                                                     ---------                         ---------
    Total liabilities and stockholders' equity       $ 493,239                         $ 463,567
                                                     =========    -------              =========    -------
    Net interest/income spread..................                  $ 8,921     3.44%                 $ 9,319       3.73%
                                                                  =======                           =======
    Net interest margin.........................                              3.86%                               4.27%
Tax equivalent adjustments:
Loans...........................................                  $   195                           $   178
Investments.....................................                      412                               523
                                                                  -------                           -------
    Total adjustments...........................                  $   607                           $   701
                                                                  =======                           =======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $3,844 and $1,481 for the six months ended June 30, 2003 and 2002 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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

The provision for loan losses totaled $240 for the six months ended June 30, 2003, compared to $740 for the same six months of 2002. For the second quarter, the provision for loan losses was $120 in 2003 and $370 in 2002.

NONINTEREST INCOME:

Noninterest income totaled $2,076 for the six months ended June 30, 2003, an increase of $197 or 10.5 percent from $1,879 for the same six months of last year. Included in noninterest income in 2002 was $69 in gains from the sale of investment securities. There were no gains from the sale of investment securities in 2003. Gains on the sale of residential mortgages increased $328 while service charges, fees and commissions declined $62. For the second quarter, noninterest income increased $70 to $990 in 2003, compared to $920 in 2002.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Major components of noninterest expense for the three months and six months ended June 30, 2003 and 2002, are summarized as follows:

NONINTEREST EXPENSES

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                     2003         2002        2003      2002
--------------------------------------------------------------------------------------------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes.....................    $  1,455     $ 1,414    $ 2,858   $ 2,751
Employee benefits..............................         318         276        611       520
                                                   --------     -------    -------   -------
  Salaries and employee benefits expense.......       1,773       1,690      3,469     3,271
                                                   --------     -------    -------   -------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense..........................         234         208        508       419
Equipment expense..............................         314         242        580       482
                                                   --------     -------    -------   -------
  Net occupancy and equipment expense..........         548         450      1,088       901
                                                   --------     -------    -------   -------

OTHER EXPENSES:
Marketing expense..............................          97         116        201       211
Other taxes....................................         114          85        227       190
Stationery and supplies........................          89         120        179       248
Contractual services...........................         414         349        774       710
Insurance including FDIC assessment............          54          46         97        94
Other..........................................         489         460        968       963
                                                   --------     -------    -------   -------
  Other expenses...............................       1,257       1,176      2,446     2,416
                                                   --------     -------    -------   -------
    Total noninterest expense..................    $  3,578     $ 3,316    $ 7,003   $ 6,588
                                                   ========     =======    =======   =======

For the six months ended June 30, 2003, noninterest expense amounted to $7,003, an increase of $415 or 6.3 percent from $6,588 for the same six months of 2002. Higher salaries and employee benefits expense and net occupancy and equipment expense associated with the operation of our two newest branch offices opened in the second half of 2002 and the relocation of our Clifford office into a new facility factored into the increase. The increase in noninterest expense, coupled with the reduction in net interest income, resulted in a decline in our productivity. The efficiency ratio, defined as noninterest expense as a percentage of net interest income and noninterest income, is a key industry ratio that measures productivity. Our efficiency ratio weakened to 67.4 percent for the first six months of 2003 from 62.8 percent for the same period last year. However, our overhead ratio, another measure of productivity defined as noninterest expense as a percentage of total average assets, remained constant at 2.9 percent for the first half of 2003 and 2002. For the second quarter of 2003, noninterest expense increased $262 or 7.9 percent in comparison to the same quarter last year.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $3,469 or 49.5 percent of noninterest expense for the six months ended June 30, 2003. In comparison, these expenses were $3,271 or
49.7 percent of noninterest expense for the same period of 2002. Additional staffing needs relative to the opening of our two most recent branch offices in the second half of 2002, health insurance rate increases and merit increases related to personnel performance appraisals all factored into the rise in employee costs. For the second quarter of 2003, employee-related expenses totaled $1,773, an increase of $83 compared to the second quarter of 2002.

Net occupancy and equipment expense rose $187 to $1,088 for the first half of 2003, from $901 for the same period last year. Additional expenses associated with the operation of the new offices, as well as data processing enhancements, contributed to the increase. For the three months ended June 30, 2003 and 2002, net occupancy and equipment expenses amounted to $548 and $450, an increase of $98.

Other expenses increased $30 to $2,446 for the six months ended June 30, 2003, from $2,416 for the same six months of the prior year. For the quarter ended June 30, other expenses totaled $1,257 in 2003 and $1,176 in 2002. The rise in other expenses resulted primarily from additional contractual service expenses associated with increased activity in our secondary mortgage division.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the bank's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Recently, the FDIC decided to retain the existing BIF assessment schedules of $0.00 per 100 dollars of deposits for banks classified in the highest capital and supervisory evaluation category and $0.27 per 100 dollars of deposits for banks classified in the lowest category. We were classified in the highest capital and supervisory evaluation category at June 30, 2003, and will be exempt from paying a BIF assessment in the second half of 2003.

There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation ("FICO") funding. The FDIC established the annual FICO assessment rates effective for the second quarter of 2003 at $0.0162 per 100 dollars of BIF-assessable deposits. Our assessments totaled $36 and $37 for the six months ended June 30, 2003 and 2002.

INCOME TAXES:

For the six months ended June 30, 2003, income tax expense totaled $672 and resulted in an effective tax rate of 21.4 percent. For the same period of

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION & ANALYSIS (CONTINUED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2002, income tax expense was $629 with an effective tax rate of 19.8 percent. The increase in the effective tax rate resulted from a lower level of tax-exempt income. Tax-exempt interest income as a percentage of total interest income equaled 8.7 percent for the first six months of 2003, compared to 9.1 percent for the same period of 2002. Our effective tax rate is more favorable in comparison to that of our peer group. For the six months ended June 30, 2003 and 2002, the peer group posted effective tax rates of 22.9 percent and 26.2 percent. We expect our effective tax rate to improve for the remainder of 2003 through continued emphasis on income from tax-exempt investments and loans, as well as through the utilization of investment tax credits available through our investment in a residential housing program for elderly and low- to moderate-income families.

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

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

The Securities and Exchange Commission requires that as of the end of the period covered by this quarterly report, the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a) and Rule 15(d) under the Securities Exchange Act of 1934), and report on the effectiveness of the design and operation of our disclosure controls and procedures. Accordingly, under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period.

CEO/CFO CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND
PROCEDURES:

Based upon their evaluation of the disclosure controls and procedures, our CEO and CFO have concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis and particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedure may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. While we

COMM BANCORP, INC.
CONTROLS AND PROCEDURES (CONTINUED)

believe that our disclosure controls and procedures have been effective, in light of the foregoing we intend to continue to examine and refine our disclosure controls and procedures and to monitor ongoing developments in this area.

CHANGES IN INTERNAL CONTROLS:

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during the period covered by this quarterly report, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

COMM BANCORP, INC.
OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

               NONE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               NONE

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS AT THE COMPANY'S ANNUAL MEETING OF STOCKHOLDERS HELD ON JUNE 6, 2003, FOR WHICH PROXIES WERE SOLICITED PURSUANT TO SECTION 14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, THE FOLLOWING MATTERS WERE VOTED UPON BY THE STOCKHOLDERS.

1. To elect thirteen directors to serve for a one-year term and until their successors are duly elected and qualified.

         All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

Nominee                              For                   Against
-------                         -------------            ----------
David L. Baker                  1,673,894.393            41,322.677
Thomas M. Chesnick              1,674,280.794            40,936.276
William F. Farber, Sr.          1,659,223.937            55,993.133
Judd B. Fitze                   1,674,860.794            40,356.276
Dean L. Hesser                  1,699,900.794            15,316.276
John P. Kameen                  1,671,660.794            43,556.276
William A. Kerl                 1,687,420.794            27,796.276
Erwin T. Kost                   1,699,900.794            15,316.276
Susan F. Mancuso                1,701,013.503            14,203.567
Robert A. Mazzoni               1,687,900.794            27,316.276
J. Robert McDonnell             1,699,420.794            15,796.276
Joseph P. Moore, III            1,699,900.794            15,316.276
Eric G. Stephens                1,699,900.794            15,316.276

2. To ratify the selection of Kronick, Kalada, Berdy & Co. of Kingston, Pennsylvania, Certified Public Accountants, as the independent auditors for the year ending December 31, 2003. The votes cast on this matter were as follows:

     For                                Against
-------------                          ---------
1,709,814.405                          5,402.665

COMM BANCORP, INC.
OTHER INFORMATION (CONTINUED)

ITEM 5.  OTHER INFORMATION

               NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               31.1     Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2     Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

               Item 12 - On April 18, 2003, the Company filed a report on Form 8-K, to disclose its results of operations for the three months ended March 31, 2003.

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                    Registrant, Comm Bancorp, Inc.

Date: August 12, 2003               /s/William F. Farber, Sr.
                                    --------------------------------------------
                                    William F. Farber, Sr.
                                    President and Chief Executive Officer
                                    Chairman of the Board/Director
                                    (Principal Executive Officer)

Date: August 12, 2003               /s/ Scott A. Seasock
                                    --------------------------------------------
                                    Scott A. Seasock
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date: August 12, 2003               /s/ Stephanie A. Ganz
                                    --------------------------------------------
                                    Stephanie A. Ganz
                                    Vice President of Finance
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER                       DESCRIPTION                            PAGE
-----------                       -----------                            ----
   31.1              Certification of Chief Executive Officer
                     pursuant to Section 302 of the Sarbanes-
                     Oxley Act of 2002                                    46

   31.2              Certification of Chief Financial Officer
                     pursuant to Section 302 of the Sarbanes-
                     Oxley Act of 2002                                    48

   32.1              Certification of Chief Executive Officer
                     pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the
                     Sarbanes- Oxley Act of 2002                          50

   32.2              Certification of Chief Financial Officer
                     pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the
                     Sarbanes- Oxley Act of 2002                          51