Form 10-Q
period 2003-09-30
COMM BANCORP INC
filed 2003-11-14
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_____________

Commission file number 0-17455

                               COMM BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                  23-2242292
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

 125 N. STATE STREET, CLARKS SUMMIT, PA                  18411
----------------------------------------     -----------------------------------
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,906,528 at October 31, 2003.

                                  Page 1 of 52
                            Exhibit Index on Page 46

                               COMM BANCORP, INC.
                                    FORM 10-Q

                               SEPTEMBER 30, 2003

                                      INDEX

CONTENTS                                                                PAGE NO.
--------                                                                --------
PART I.  FINANCIAL INFORMATION:

  Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months and Nine Months Ended September 30,
      2003 and 2002 ..................................................     3
     Consolidated Balance Sheets - September 30, 2003 and
      December 31, 2002 ..............................................     4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Nine Months Ended September 30, 2003 ...................     5
     Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2003 and 2002 ..............................     6
     Notes to Consolidated Financial Statements ......................     7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations .......................     8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk ......................................................     *

  Item 4: Controls and Procedures ....................................    43

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings ..........................................    44

  Item 2: Changes in Securities and Use of Proceeds ..................    44

  Item 3: Defaults Upon Senior Securities ............................    44

  Item 4: Results of Votes of Security Holders .......................    44

  Item 5: Other Information ..........................................    44

  Item 6: Exhibits and Reports on Form 8-K ...........................    44

  Signatures .........................................................    45

  Exhibit Index ......................................................    46

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                           -------------------------   -------------------------
                                                                               2003         2002           2003         2002
                                                                           -----------   -----------   -----------   -----------
INTEREST INCOME:
Interest and fees on loans:
  Taxable ...............................................................  $     5,617   $     5,684   $    16,781   $    17,137
  Tax-exempt ............................................................          199           177           577           522
Interest and dividends on investment securities available-for-sale:

  Taxable ...............................................................          397           804         1,485         2,769
  Tax-exempt ............................................................          394           439         1,193         1,455
  Dividends .............................................................            9            17            34            56
Interest on federal funds sold ..........................................           49           164           163           255
                                                                           -----------   -----------   -----------   -----------
    Total interest income ...............................................        6,665         7,285        20,233        22,194
                                                                           -----------   -----------   -----------   -----------

INTEREST EXPENSE:

Interest on deposits ....................................................        2,392         3,036         7,646         9,327
                                                                           -----------   -----------   -----------   -----------
    Total interest expense ..............................................        2,392         3,036         7,646         9,327
                                                                           -----------   -----------   -----------   -----------
    Net interest income .................................................        4,273         4,249        12,587        12,867
Provision for loan losses ...............................................          120           195           360           935
                                                                           -----------   -----------   -----------   -----------
    Net interest income after provision for loan losses .................        4,153         4,054        12,227        11,932
                                                                           -----------   -----------   -----------   -----------

NONINTEREST INCOME:

Service charges, fees and commissions ...................................          702           763         2,093         2,216
Net gains on sale of loans ..............................................          328           208         1,013           565
Net gains on sale of investment securities ..............................           17            86                          86
                                                                           -----------   -----------   -----------   -----------
    Total noninterest income ............................................        1,030           988         3,106         2,867
                                                                           -----------   -----------   -----------   -----------

NONINTEREST EXPENSE:

Salaries and employee benefits expense ..................................        1,859         1,721         5,328         4,992
Net occupancy and equipment expense .....................................          558           458         1,646         1,359
Other expenses ..........................................................        1,322         1,249         3,768         3,665
                                                                           -----------   -----------   -----------   -----------
    Total noninterest expense ...........................................        3,739         3,428        10,742        10,016
                                                                           -----------   -----------   -----------   -----------
Income before income taxes ..............................................        1,444         1,614         4,591         4,783
Provision for income tax expense ........................................          289           344           961           973
                                                                           -----------   -----------   -----------   -----------
    Net income ..........................................................        1,155         1,270         3,630         3,810
                                                                           -----------   -----------   -----------   -----------

OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized gains (losses) on investment securities available-for-sale ...         (408)        1,561          (432)        3,580
Reclassification adjustment for gains included in net income ............          (17)          (86)
Income tax expense (benefit) related to other comprehensive income (loss)         (139)          525          (147)        1,188
                                                                           -----------   -----------   -----------   -----------
    Other comprehensive income (loss), net of income taxes ..............         (269)        1,019          (285)        2,306
                                                                           -----------   -----------   -----------   -----------
    Comprehensive income ................................................  $       886   $     2,289   $     3,345   $     6,116
                                                                           ===========   ===========   ===========   ===========

PER SHARE DATA:

Net income ..............................................................  $      0.61   $      0.65   $      1.89   $      1.94
Cash dividends declared .................................................  $      0.22   $      0.21   $      0.66   $      0.61
Average common shares outstanding .......................................    1,908,995     1,956,741     1,925,962     1,963,665

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                 2003            2002
                                                                             -------------   ------------
ASSETS:
Cash and due from banks ..................................................    $   12,611     $   10,883
Federal funds sold .......................................................        22,600         10,500
Investment securities available-for-sale .................................       116,121        124,203
Loans held for sale, net .................................................         5,677          3,916
Loans, net of unearned income ............................................       352,593        323,575
  Less: allowance for loan losses ........................................         3,723          3,745
                                                                              ----------     ----------
Net loans ................................................................       348,870        319,830
Premises and equipment, net ..............................................        12,129         11,861
Accrued interest receivable ..............................................         2,335          2,164
Other assets .............................................................         2,801          3,061
                                                                              ----------     ----------
    Total assets .........................................................    $  523,144     $  486,418
                                                                              ==========     ==========

LIABILITIES:
Deposits:
  Noninterest-bearing ....................................................    $   62,918     $   49,820
  Interest-bearing .......................................................       410,552        387,393
                                                                              ----------     ----------
    Total deposits .......................................................       473,470        437,213
Accrued interest payable .................................................         1,314          1,358
Other liabilities ........................................................         2,343          2,514
                                                                              ----------     ----------
    Total liabilities ....................................................       477,127        441,085
                                                                              ----------     ----------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 September 30, 2003, 1,904,869 shares; December 31, 2002, 1,944,769 shares           629            642
Capital surplus ..........................................................         6,517          6,484
Retained earnings ........................................................        36,572         35,623
Accumulated other comprehensive income ...................................         2,299          2,584
                                                                              ----------     ----------
    Total stockholders' equity ...........................................        46,017         45,333
                                                                              ----------     ----------
    Total liabilities and stockholders' equity ...........................    $  523,144     $  486,418
                                                                              ==========     ==========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                ACCUMULATED
                                                                                   OTHER           TOTAL
                                                  COMMON   CAPITAL   RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                                  STOCK    SURPLUS   EARNINGS      INCOME          EQUITY
                                                 --------  --------  --------   -------------   -------------
BALANCE, DECEMBER 31, 2002 ....................  $    642  $  6,484  $ 35,623     $  2,584        $ 45,333
Net income ....................................                         3,630                        3,630
Dividends declared: $0.66 per share ...........                        (1,268)                      (1,268)
Dividend reinvestment plan: 4,888 shares issued         2       168                                    170
Repurchase and retirement: 44,788 shares ......       (15)     (135)   (1,413)                      (1,563)
Net change in other comprehensive income ......                                       (285)           (285)
                                                 --------  --------  --------     --------        --------
BALANCE, SEPTEMBER 30, 2003 ...................  $    629  $  6,517  $ 36,572     $  2,299        $ 46,017
                                                 ========  ========  ========     ========        ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30                                                      2003       2002
--------------------------------------------------------------------------------  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................................  $  3,630   $  3,810
Adjustments:
  Provision for loan losses ....................................................       360        935
  Depreciation, amortization and accretion .....................................     2,703      1,507
  Amortization of loan fees ....................................................      (135)       (96)
  Deferred income tax expense ..................................................        19         56
  Gains on sale of investment securities available-for-sale ....................                  (86)
  Loss on disposition of equipment .............................................        17
  Gains on the sale of foreclosed assets .......................................        (8)      (174)
  Changes in:
    Loans held for sale, net ...................................................    (1,761)      (228)
    Accrued interest receivable ................................................      (171)       244
    Other assets ...............................................................       105       (543)
    Accrued interest payable ...................................................       (44)      (186)
    Other liabilities ..........................................................       (17)         4
                                                                                  --------   --------
      Net cash provided by operating activities ................................     4,698      5,243
                                                                                  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investment securities available-for-sale .................               11,213
Proceeds from repayments of investment securities available-for-sale ...........    53,044     20,333
Purchases of investment securities available-for-sale ..........................   (47,040)   (25,796)
Proceeds from sale of foreclosed assets ........................................       206      1,980
Net increase in lending activities .............................................   (29,549)    (7,816)
Purchases of premises and equipment ............................................    (1,138)    (2,512)
                                                                                  --------   --------
      Net cash used in investing activities ....................................   (24,477)    (2,598)
                                                                                  --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts ..................    27,742     34,938
  Time deposits ................................................................     8,515     (4,978)
Proceeds from issuance of common shares ........................................       170        152
Repurchase and retirement of common shares .....................................    (1,563)      (976)
Cash dividends paid ............................................................    (1,257)    (1,161)
                                                                                  --------   --------
      Net cash provided by financing activities ................................    33,607     27,975
                                                                                  --------   --------
      Net increase in cash and cash equivalents ................................    13,828     30,620
      Cash and cash equivalents at beginning of year ...........................    21,383     13,934
                                                                                  --------   --------
      Cash and cash equivalents at end of period ...............................  $ 35,211   $ 44,554
                                                                                  ========   ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest .....................................................................  $  7,690   $  9,513
  Income taxes .................................................................     1,012        988
Noncash items:
  Transfer of loans to foreclosed assets .......................................       284        280
  Unrealized losses (gains) on investment securities available-for-sale ........  $    285   $ (2,306)

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

OPERATING ENVIRONMENT:

Additional monetary and fiscal stimulus quickened the pace of economic recovery in the third quarter of 2003. The gross domestic product, the value of all goods and services produced in the United States and the broadest measure of economic performance, grew at a higher than expected annual rate of 7.2 percent. This pace was more than double that of the 3.3 percent growth rate in the second quarter and the strongest pace in nearly two decades. Growth in all sectors, except for a slight reduction in inventories, aided the expansion. Consumer spending, which has been the strong arm of the economy, rose at an annual rate of 6.6 percent. Businesses also started spending, as evidenced by a 15.4 percent increase in investment for equipment and software. In addition, residential construction grew at a 20.4 percent rate and both government spending and exports also rose. Due to the growth in the economy, the Federal Open Market Committee ("FOMC") decided to hold its target rate for federal funds at a 45-year low of 1.0 percent at its meeting on October 28, 2003. Despite the strong third quarter growth, the FOMC appears to be slow to raise rates since inflation continued to be low at 1.0 percent. Economists anticipate the expansion will continue into the fourth quarter with the economy growing at a slower, but still strong pace of 4.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REVIEW OF FINANCIAL POSITION:

We experienced significant growth in our balance sheet in 2003. Total assets grew $36.7 million or 10.1 percent annualized to $523.1 million at September 30, 2003, from $486.4 million at December 31, 2002. The balance sheet growth was driven by strong deposit demand. Although the stock market began to rebound in recent months, demand for traditional deposit products remained favorable due to the continued unwillingness of investors to assume the added risk given uncertainty as to economic and employment conditions. Total deposits grew $36.3 million or 11.1 percent annualized to $473.5 million at the close of the third quarter from $437.2 million at year-end 2002. Loans, net of unearned income, increased $29.0 million or 12.0 percent annualized to $352.6 million at September 30, 2003, from $323.6 million at the close of last year. Investment securities decreased $8.1 million to $116.1 million at September 30, 2003, from $124.2 million at December 31, 2002. At the close of the third quarter, we had $22.6 million in federal funds sold outstanding as compared to $10.5 million at year-end 2002. Stockholders' equity increased $0.7 million to $46.0 million at September 30, 2003, from $45.3 million at December 31, 2002.

In comparison to the end of the previous quarter of 2003, total assets grew $10.2 million. Deposits grew $10.0 million or at an annual rate of 8.6 percent and loans, net of unearned income, increased $15.7 million or at an annual rate of 18.5 percent. The investment portfolio increased $9.9 million, while federal funds sold decreased $11.8 million. Stockholders' equity increased $0.3 million.

During the third quarter of 2003, construction continued on our seventeenth community banking office in Tannersville, Monroe County, Pennsylvania. This office, located in a new market area for us, offers significant growth opportunities since it will be located in one of the fastest developing areas in the Commonwealth of Pennsylvania. We anticipate the opening of this branch by year end.

Also during the third quarter, we restructured our lending division. Prior to the restructuring, lending operations were performed in each branch office, as well as our corporate center. We decided to centralize all lending functions. We placed qualified personnel as managers of each major division: commercial lending, retail lending and credit administration. The managers are responsible for their specific area and report directly to the Chief Credit Officer. We believe this restructuring will promote sound lending decisions, improve internal control over lending functions, eliminate duplication of duties, reduce documentation errors and improve the overall quality of our loan portfolio.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INVESTMENT PORTFOLIO:

Yields on Treasury securities rose slightly in response to the higher than anticipated GDP at the end of the third quarter, and closed above comparable yields of the previous quarter end. Changes in the yields of U.S. Treasuries impact the market value of our investment portfolio. Specifically, our holdings of mortgage-backed securities and municipal obligations have average lives that are closely related to the two-year and ten-year U.S. Treasury securities. The two-year U.S. Treasury rate, which affects our mortgage-backed securities, increased 18 basis points to 1.50 percent at September 30, 2003, from 1.32 percent at June 30, 2003. The ten-year U.S. Treasury, related to our municipals holdings, increased 42 basis points to 3.96 percent at the close of the third quarter, from 3.54 percent at the end of the previous quarter. Treasury prices, which react inversely to yields, fell and as a result, we experienced a decline in the market value of our investment portfolio. The unrealized holding gain on the investment portfolio decreased $408 to $3,483 at September 30, 2003, from $3,891 at the end of the second quarter.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 2003, and December 31, 2002, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                       2003                 2002
                                                                                 AMOUNT       %       AMOUNT      %
                                                                                --------  --------   --------  --------
U.S. Government agencies .....................................................  $ 20,436     17.60%  $ 10,350      8.33%
State and municipals .........................................................    51,822     44.63     35,003     28.18
Mortgage-backed securities ...................................................    42,192     36.33     77,579     62.46
Equity securities ............................................................     1,671      1.44      1,271      1.03
                                                                                --------  --------   --------  --------
  Total ......................................................................  $116,121    100.00%  $124,203    100.00%
                                                                                ========  ========   ========  ========

Our investment portfolio decreased $8.1 million to $116.1 million at September 30, 2003, from $124.2 million at December 31, 2002. In comparison to the end of the previous quarter, investments increased $9.9 million. During the third quarter, investment securities purchased totaled $28.6 million. The purchases included $10.2 million in U.S. Government agency securities, $11.1 million in mortgage-backed securities and $7.3 million in taxable state and municipal obligations. Year-to-date investment securities purchased totaled $47.0 million. At September 30, 2003, investment securities equaled 23.4 percent of earning assets, compared to 21.9 percent at June 30, 2003, and 26.9 percent at December 31, 2002.

For the three months and nine months ended September 30, 2003, the investment portfolio averaged $110.0 million and $110.7 million, compared

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

to $98.2 million and $108.5 million for the respective periods of last year. The tax-equivalent yield on the investment portfolio dropped 218 basis points to
4.02 percent for the nine months ended September 30, 2003, from 6.20 percent for the same nine months of 2002. For the third quarter of 2003, the tax-equivalent yield was 3.62 percent, 40 basis points lower compared to 4.02 percent for the previous quarter.

In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. Total return for the investment portfolio weakened for the twelve months ended September 30, 2003, to 3.5 percent, compared to 5.9 percent for the twelve months ended June 30, 2003.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at September 30, 2003, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. Included in the "State and municipals" category are both taxable and tax-exempt obligations. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                          AFTER ONE        AFTER FIVE
                                      WITHIN             BUT WITHIN        BUT WITHIN           AFTER
                                     ONE YEAR            FIVE YEARS         TEN YEARS         TEN YEARS         TOTAL
                                ---------------------------------------------------------------------------------------------
SEPTEMBER 30, 2003               AMOUNT     YIELD    AMOUNT     YIELD   AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD
-----------------------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Government agencies .....  $ 7,093     2.09%    $13,197    2.03%                                        $ 20,290    2.05%
State and municipals .........      340     4.04      18,058    2.50     $ 7,881   7.90%  $22,981   7.60%      49,260    5.75
Mortgage-backed securities ...   15,746     4.91      23,738    4.35       1,573   5.04       461   6.59       41,518    4.61
Equity securities ............                                                              1,570   2.88        1,570    2.88
                                -------              -------              ------          -------            --------
  Total ......................  $23,179     4.03%    $54,993    3.19%    $ 9,454   7.42%  $25,012   7.29%    $112,638    4.63%
                                =======              =======             =======          =======            ========

Fair value:
U.S. Government agencies .....  $ 7,138              $13,298                                                 $ 20,436
State and municipals .........      347               17,888             $ 8,728          $24,859              51,822
Mortgage-backed securities ...   15,917               24,182               1,612              481              42,192
Equity securities ............                                                              1,671               1,671
                                -------              -------             -------          -------            --------
  Total ......................  $23,402              $55,368             $10,340          $27,011            $116,121
                                =======              =======             =======          =======            ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LOAN PORTFOLIO:

Despite an increase in mortgage rates from the end of the second quarter, the housing industry remained strong. The rate on a 30-year conventional mortgage, which reached a record low of 5.23 percent at the end of the second quarter of 2003, rose 92 basis points and closed the third quarter at 6.15 percent. Sales of existing homes in September rose 3.6 percent to a seasonally adjusted annual rate of 6.7 percent. Existing home sales in the Northeast increased 7.0 percent. Although, September new home sales fell slightly, by 0.2 percent, new home sales in the Northeast jumped 26.0 percent. New home construction also increased as evidenced by a 3.4 percent rise in the average annual number of housing starts in September. Furthermore, the Northeast experienced the biggest growth in housing starts at 15.5 percent. Due to the robust housing market, activity in our secondary mortgage department flourished. Residential mortgages sold to the Federal National Mortgage Association ("FNMA") totaled $18.0 million and $42.9 million for the three months and nine months ended September 30, 2003. Net gains realized on the sale of residential mortgages totaled $328 for the third quarter and $1,013 year-to-date 2003, compared to $208 and $565 for the same periods last year.

After over two years of retrenchment, business investment grew for the second quarter in a row. In total, business investment rose 11.0 percent in the third quarter. Outlays for equipment and software rose 15.4 percent, the largest increase since the first quarter of 2000 and up from 8.3 percent last quarter. The prime rate remained at a historic low of 4.00 percent. Despite low interest rates and increased business investment, commercial and industrial loans at all commercial banks declined 5.6 percent from year-end and 1.7 percent from the end of the second quarter. Conversely, we continued our success of growing our commercial loan portfolio in the third quarter. Commercial loans, including commercial mortgages and lease financing grew $16.6 million or at an annual rate of 33.4 percent to $214.0 million at September 30, 2003, from $197.4 million at June 30, 2003. From year-end 2002, commercial loans, including commercial mortgages and lease financing, grew $46.7 million or 27.9 percent.

During the third quarter consumers increased spending, as well as their debt. Consumer loans for all commercial banks increased $6.2 billion or 1.0 percent from the end of the previous quarter and $13.9 billion or 2.4 percent from year-end. Contrary to the industry, our retail loan portfolio declined during the third quarter of 2003. Although we experienced strong demand for mortgages, our holdings of residential mortgage loans declined $15.4 million or 12.5 percent to $108.2 million at the end of the third quarter, as the majority of mortgage loans originated were subsequently

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

sold in the secondary market. In addition, our consumer loans decreased $2.3 million or 7.0 percent to $30.4 million at September 30, 2003.

For the nine months ended September 30, 2003, loans averaged $342.6 million, an increase of $26.3 million or 8.3 percent compared to $316.3 million averaged for the same period of 2002. The tax-equivalent yield on the loan portfolio fell 69 basis points to 6.89 percent for the nine months ended September 30, 2003, from
7.58 percent for the nine months of 2002. As a result of the 25 basis point decline in the prime rate at the close of the previous quarter, the tax-equivalent yield on the loan portfolio decreased 39 basis points in the third quarter of 2003 in comparison to the previous quarter. We anticipate loan yields to decline further in the final quarter of 2003, as the low rate environment is expected to persist.

The composition of the loan portfolio at September 30, 2003, and December 31, 2002, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                          SEPTEMBER 30,          DECEMBER 31,
                                             2003                   2002
                                         AMOUNT       %         AMOUNT       %
                                      -----------  -------   -----------  -------
Commercial, financial and others ...  $   104,302    29.58%  $    90,747    28.05%
Real estate:
  Construction .....................        4,351     1.24         5,398     1.67
  Mortgage .........................      211,710    60.04       193,012    59.65
Consumer, net ......................       30,363     8.61        32,631    10.08
Lease financing, net ...............        1,867     0.53         1,787     0.55
                                      -----------  -------   -----------  -------
  Loans, net of unearned income ....      352,593   100.00%      323,575   100.00%
                                                   =======                =======
Less: allowance for loan losses ....        3,723                  3,745
                                      -----------            -----------
    Net loans ......................  $   348,870            $   319,830
                                      ===========            ===========

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price our loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans. Approximately 40.4 percent of the lending portfolio is expected to reprice within the next twelve months.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity and repricing information of the loan portfolio by major classification at September 30, 2003, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                 AFTER ONE
                                        WITHIN   BUT WITHIN    AFTER
SEPTEMBER 30, 2003                     ONE YEAR  FIVE YEARS  FIVE YEARS   TOTAL
-------------------------------------  --------  ----------  ----------  --------
Maturity schedule:
Commercial, financial and others ....  $ 51,465   $ 24,150    $ 28,687   $104,302
Real estate:
  Construction ......................     4,351                             4,351
  Mortgage ..........................    20,971     73,428     117,311    211,710
Consumer, net .......................    11,289     16,193       2,881     30,363
Lease financing, net ................       684      1,183                  1,867
                                       --------   --------    --------   --------
    Total ...........................  $ 88,760   $114,954    $148,879   $352,593
                                       ========   ========    ========   ========

Repricing schedule:
Predetermined interest rates ........  $ 37,541   $ 65,798    $ 66,326   $169,665
Floating or adjustable interest rates   105,047     77,818          63    182,928
                                       --------   --------    --------   --------
    Total ...........................  $142,588   $143,616    $ 66,389   $352,593
                                       ========   ========    ========   ========

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at September 30, 2003 and 2002, are summarized as follows:

SEPTEMBER 30,               2003     2002
-------------------------  ------   ------
United States ...........   6.1%     5.7%
Pennsylvania ............   5.3      5.7
Lackawanna county .......   4.6      5.2
Susquehanna county ......   4.7      6.1
Wayne county ............   3.5      4.3
Wyoming county ..........   4.2%     4.7%

Employment conditions, for the most part, appear to be improving. Conditions in the Commonwealth and in our market area improved in comparison to last year and the previous quarter. Although the national unemployment rate rose to 6.1 percent at September 30, 2003, from 5.7 percent one year ago, the change was an improvement from 6.4 percent at June 30, 2003. In comparison to the previous quarter-end, job losses in the manufacturing sector slowed, while employment in service-providing industries and construction trended upward. Although employment conditions in our market area are more favorable in comparison to the Nation and Commonwealth, no assurance can be given that these conditions will continue.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Nonperforming assets were $2,679 or 0.76 percent of loans, net of unearned income, at September 30, 2003, compared to $2,542 or 0.79 percent at year-end 2002. The change in the volume of nonperforming assets resulted from slight increases of $51 in nonperforming loans and $86 in foreclosed assets.

Nonperforming loans consist of nonaccrual loans and accruing loans past due 90 days or more. Nonaccrual loans decreased $533 to $1,459 at the end of the third quarter from $1,992 at year-end 2002, while accruing loans past due 90 days or more increased $584 to $1,094 at the end of the third quarter compared to $510 at the end of 2002. Foreclosed assets totaled $126 at September 30, 2003, compared to $40 at December 31, 2002. During the nine months ended September 30, 2003, six loans totaling $284 were transferred to foreclosed assets, four loans having an aggregate carrying value of $198 were sold for $206, resulting in a net realized gain on sale of $8.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning nonperforming assets at September 30, 2003, and December 31, 2002, is summarized as follows. The table includes loans and other extensions and credit classified for regulatory purposes and all material loans and other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                         SEPTEMBER 30,  DECEMBER 31,
                                                             2003           2002
                                                         -------------  ------------
NONACCRUAL LOANS:
Commercial, financial and others ......................    $    378       $    541
Real estate:
  Construction
  Mortgage ............................................         958          1,213
Consumer, net .........................................         123            238
Lease financing, net
                                                           --------       --------
    Total nonaccrual loans ............................       1,459          1,992
                                                           --------       --------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others ......................          49             97
Real estate:
  Construction
  Mortgage ............................................         882            281
Consumer, net .........................................         163            132
Lease financing, net
                                                           --------       --------
    Total accruing loans past due 90 days or more .....       1,094            510
                                                           --------       --------
    Total nonperforming loans .........................       2,553          2,502
                                                           --------       --------
Foreclosed assets .....................................         126             40
                                                           --------       --------
    Total nonperforming assets ........................    $  2,679       $  2,542
                                                           ========       ========

Ratios:
Nonperforming loans as a percentage of loans, net .....        0.72%          0.77%
Nonperforming assets as a percentage of loans, net ....        0.76%          0.79%

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning impaired loans at September 30, 2003, and December 31, 2002, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                              SEPTEMBER 30,  DECEMBER 31,
                                                 2003           2002
                                              -------------  ------------
NONACCRUAL LOANS:
Commercial, financial and others ...........     $  378        $  541
Real estate:
  Construction
  Mortgage .................................        958         1,213
Consumer, net ..............................        123           238
Lease financing, net
                                                 ------        ------
    Total nonaccrual loans .................      1,459         1,992
                                                 ------        ------

ACCRUING LOANS:
Commercial, financial and others ...........         49           889
Real estate:
  Construction
  Mortgage .................................        882           485
Consumer, net ..............................         85           292
Lease financing, net
                                                 ------        ------
    Total accruing loans ...................      1,016         1,666
                                                 ------        ------
    Total impaired loans ...................     $2,475        $3,658
                                                 ======        ======

Ratio:
Impaired loans as a percentage of loans, net       0.70%         1.13%

Information relating to the recorded investment in impaired loans at September 30, 2003 and December 31, 2002, is summarized as follows:

                                 SEPTEMBER 30,  DECEMBER 31,
                                     2003          2002
                                 -------------  ------------
Impaired loans:
With a related allowance .....      $1,253         $2,500
With no related allowance ....       1,222          1,158
                                    ------         ------
  Total ......................      $2,475         $3,658
                                    ======         ======

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The analysis of changes affecting the allowance for loan losses related to impaired loans for the nine months ended September 30, 2003, is summarized as follows:

                                SEPTEMBER 30,
                                    2003
                                -------------
Balance at January 1 .........      $ 877
Provision for loan losses ....       (111)
Loans charged-off ............        355
Loans recovered ..............          9
                                    -----
Balance at period-end ........      $ 420
                                    =====

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and nine-month periods ended September 30, 2003 and 2002 are summarized as follows:

                                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                           2003      2002      2003      2002
                                                         --------  --------  --------  --------
Gross interest due under terms .......................   $     44  $     53  $    144  $    133
Interest income recognized ...........................         53        92       104       139
                                                         --------  --------  --------  --------
Interest income not recognized (recognized in
 excess of due) ......................................   $     (9) $    (39) $     40  $     (6)
                                                         ========  ========  ========  ========

Interest income recognized (cash-basis) ..............   $     53  $     92  $    104  $    139
Average recorded investment in impaired loans.........   $  2,354  $  3,335  $  2,543  $  2,598

Cash received on impaired loans applied as a reduction of principal totaled $707 and $448 for the nine and three months ended September 30, 2003. For the respective periods of 2002, cash receipts on impaired loans totaled $399 and $100. There were no commitments to extend additional funds to such parties at September 30, 2003.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The allocation of the allowance for loan losses at September 30, 2003 and December 31, 2002, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                          SEPTEMBER 30,          DECEMBER 31,
                                              2003                  2002
                                      -------------------    -------------------
                                                 CATEGORY               CATEGORY
                                                   AS A                   AS A
                                                   % OF                   % OF
                                       AMOUNT      LOANS      AMOUNT      LOANS
                                      --------   --------    --------   --------
Allocated allowance:
Specific:
Commercial, financial and others ..   $    191       0.12%   $    597       0.44%
Real estate:
  Construction.....................
  Mortgage ........................        159       0.52         173       0.53
Consumer, net .....................         70       0.06         107       0.16
Lease financing, net...............
      Total specific ..............        420       0.70         877       1.13
                                      --------   --------    --------   --------

Formula:
Commercial, financial and others ..        231      29.46         367      27.61
Real estate:
  Construction ....................                  1.24                   1.67
  Mortgage ........................      2,537      59.52       2,071      59.12
Consumer, net .....................        328       8.55         419       9.92
Lease financing, net ..............                  0.53                   0.55
                                      --------   --------    --------   --------
    Total formula .................      3,096      99.30       2,857      98.87
                                      --------   --------    --------   --------
    Total allocated allowance .....      3,516     100.00%      3,734     100.00%
                                                 ========               ========
Unallocated allowance .............        207                     11
                                      --------               --------
    Total allowance for loan losses   $  3,723               $  3,745
                                      ========               ========

The allocated allowance for loan losses account decreased $218 to $3,516 at September 30, 2003, from $3,734 at December 31, 2002. The reduction occurred as a result of a decrease in the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, partially offset by an increase in the formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5.

The unallocated portion of the allowance for loan losses equaled $207 at the end of the third quarter of 2003 compared to $11 at year-end 2002. The increase in the unallocated portion of the allowance for loan losses account was deemed appropriate due to the significant increase in the level of commercial loans in the portfolio, which inherently carry a higher degree of risk.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the nine months ended September 30, 2003, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                    SEPTEMBER 30,
                                                                        2003
                                                                    ------------
Allowance for loan losses at beginning of period .................     $3,745
Loans charged-off:
Commercial, financial and others .................................        107
Real estate:
  Construction
  Mortgage .......................................................        180
Consumer, net ....................................................        163
Lease financing, net
                                                                       ------
    Total ........................................................        450
                                                                       ------

Loans recovered:
Commercial, financial and others .................................          6
Real estate:
  Construction ...................................................
  Mortgage .......................................................          3
Consumer, net ....................................................         59
Lease financing, net .............................................
                                                                       ------
    Total ........................................................         68
                                                                       ------
Net loans charged-off ............................................        382
                                                                       ------
Provision charged to operating expense ...........................        360
                                                                       ------
Allowance for loan losses at end of period .......................     $3,723
                                                                       ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding       0.15%
Allowance for loan losses as a percentage of period end loans ....       1.06%

The allowance for loan losses was $3,723 or 1.06 percent of loans, net of unearned income at September 30, 2003, compared to $3,677 or 1.09 percent of loans, net of unearned income, at the end of the previous quarter. The increase resulted from the provision for loan losses of $120 for the quarter ended September 30, 2003, exceeding net charge-offs of $74. The coverage ratio, the allowance for loan losses as a percentage of nonperforming assets, equaled 139.0 percent at the end of the third quarter, compared to 160.7 percent at June 30, 2003.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net charge-offs were $382 or 0.15 percent of average loans outstanding for the nine months ended September 30, 2003, compared to $515 or 0.22 percent for the same period last year. Net charge-offs as a percentage of average loans outstanding for our peer group equaled 0.21 percent and 0.17 percent for the respective periods.

DEPOSITS:

The average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 2003 and 2002, are summarized as follows:

DEPOSIT DISTRIBUTION

                                      SEPTEMBER 30,          SEPTEMBER 30,
                                          2003                   2002
                                   -------------------    -------------------
                                   AVERAGE     AVERAGE    AVERAGE     AVERAGE
                                   BALANCE      RATE      BALANCE      RATE
                                   --------   --------    --------   --------
Interest-bearing:
Money market accounts .........    $ 15,739       1.10%   $ 18,949       2.13%
NOW accounts ..................      38,553       0.94      37,944       1.45
Savings accounts ..............     126,837       1.14     103,417       1.98
Time deposits less than $100 ..     187,191       3.92     185,421       4.51
Time deposits $100 or more ....      27,269       3.31      28,921       3.80
                                   --------               --------
  Total interest-bearing ......     395,589       2.58%    374,652       3.33%
Noninterest-bearing ...........      55,042                 48,480
                                   --------               --------
  Total deposits ..............    $450,631               $423,132
                                   ========               ========

Tax refund checks allowed consumers to spend at a brisk 6.6 percent pace in the third quarter of 2003 and still save, as evidenced by the personal savings rate averaging 3.9 percent. Investors were still uncertain about the stock market and overall recovery. Due to their stability, bank deposits were still the investment of choice.

Deposits totaled $473.5 million at September 30, 2003, an increase of $10.0 million from $463.5 million at the end of the previous quarter of 2003 and $36.3 million from $437.2 million at year-end 2002. The growth from the end of the second quarter resulted from a $6.7 million increase in interest-bearing accounts, coupled with a $3.3 million rise in noninterest-bearing accounts. With regard to our interest-bearing accounts, increases of $5.6 million in money market accounts, $4.5 million in time deposits $100 or more and $2.0 million in savings accounts, were partially offset by decreases of $5.3 million in time deposits less than $100 and $0.1 million in NOW accounts. The growth in money market accounts resulted from a cyclical influx of tax monies from local area school districts.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the nine months ended September 30, 2003, average total deposits increased $27.5 million or 6.5 percent to $450.6 million compared to $423.1 million for the same period of 2002. Interest-bearing deposits averaged $20.9 million or 5.6 percent higher and noninterest-bearing deposits averaged $6.6 million or 13.6 percent higher when comparing the nine months ended September 2003 and 2002. Due to customer preference for liquidity given the low interest rate environment, the growth in our interest-bearing accounts was primarily concentrated in savings accounts. Average savings accounts grew $23.4 million or 22.6 percent. As a result of the promotional rates offered on longer-term certificates of deposit and IRA accounts, time deposits less than $100 averaged $1.8 million higher. Average money market accounts and large denomination time deposits declined by $3.2 million and $1.7 million, while average NOW accounts rose $0.6 million. The low interest rate environment, coupled with the shift into lower-costing deposits, caused our cost of funds to decline 75 basis points to
2.58 percent for the nine months ended September 30, 2003, from 3.33 percent for the same period of 2002. Low interest rates are expected to continue throughout the remainder of 2003. Therefore, we anticipate our deposit costs to remain low. However, should competition and inflationary pressures pick up during the economic recovery, interest rates could rise and our cost of funds escalate.

Volatile deposits, time deposits in denominations of $100 or more, equaled $32.6 million at September 30, 2003, an increase of $4.4 million from $28.2 million at the end of the previous quarter and $8.1 million from $24.5 million at year-end 2002. The majority of the increase arose from the promotional rates offered for our longer-term certificates of deposit. For the nine months ended September 30, these time deposits averaged $27.3 million with an average cost of 3.31 percent in 2003 and $28.9 million with an average cost of 3.80 percent in 2002.

Maturities of time deposits of $100 or more at September 30, 2003, and December 31, 2002, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                             SEPTEMBER 30,  DECEMBER 31,
                                                2003           2002
                                             ------------   ------------
Within three months .......................    $ 10,391      $  3,020
After three months but within six months...       6,971         3,333
After six months but within twelve months..      12,826         8,230
After twelve months .......................       2,451         9,961
                                               --------      --------
  Total ...................................    $ 32,639      $ 24,544
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

INTEREST RATE SENSITIVITY

                                                       DUE AFTER        DUE AFTER
                                                      THREE MONTHS       ONE YEAR
                                     DUE WITHIN        BUT WITHIN       BUT WITHIN        DUE AFTER
       SEPTEMBER 30, 2003           THREE MONTHS     TWELVE MONTHS      FIVE YEARS       FIVE YEARS    TOTAL
----------------------------------  ------------     -------------      ----------       ----------   --------
Rate-sensitive assets:
Investment securities.............    $  6,167          $ 17,235         $ 55,368         $ 37,351    $116,121
Loans held for sale, net..........       5,677                                                           5,677
Loans, net of unearned income.....      94,197            48,391          143,616           66,389     352,593
Federal funds sold................      22,600                                                          22,600
                                      --------          --------         --------         --------    --------
  Total...........................    $128,641          $ 65,626         $198,984         $103,740    $496,991
                                      ========          ========         ========         ========    ========

Rate-sensitive liabilities:
Money market accounts.............                      $ 19,210                                      $ 19,210
NOW accounts......................                        42,033                                        42,033
Savings accounts..................                                       $132,268                      132,268
Time deposits less than $100......    $ 30,902            34,113          106,960         $ 12,427     184,402
Time deposits $100 or more........      10,391             6,971           12,826            2,451      32,639
                                      --------          --------         --------         --------    --------
  Total...........................    $ 41,293          $102,327         $252,054         $ 14,878    $410,552
                                      ========          ========         ========         ========    ========

Rate sensitivity gap:
  Period..........................    $ 87,348          $(36,701)        $(53,070)        $ 88,862
  Cumulative......................    $ 87,348          $ 50,647         $( 2,423)        $ 86,439    $ 86,439

RSA/RSL ratio:
  Period..........................        3.12              0.64             0.79             6.97
  Cumulative......................        3.12              1.35             0.99             1.21        1.21

Although no assurance can be given to fluctuations in market interest rates, with inflationary conditions stable, current market rates are anticipated to remain at historically low levels throughout the next twelve

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

months before beginning to rise. Therefore, our current IRR strategy is to monitor the maturity and repricing intervals of RSA and extend the repricing time frame of RSL. Our cumulative one-year RSA/RSL ratio equaled 1.35 at September 30, 2003, compared to 1.42 at June 30, 2003. The change in the one-year RSA/RSL ratio resulted from a $6.2 million decrease in RSA maturing or repricing within one year, coupled with a $2.5 million increase in RSL maturing or repricing within the same time frame. An increase in loans, net of unearned income, was more than offset by decreases in investment securities and federal funds sold. As part of monitoring RSA and limiting the amount of IRR in our loan portfolio, we have consistently priced our loan products to increase our holdings of floating- or adjustable-rate loans which reprice in the near term. Loans, net of unearned income, maturing or repricing within twelve months increased $18.8 million to $142.6 million from $123.8 million three months ago. Federal funds sold decreased $11.8 million to $22.6 million at the end of the third quarter from $34.4 million at June 30, 2003. The funds were primarily used to purchase U.S. Government agencies and mortgage-backed securities having maturities of 18 to 24 months. Should interest rates rise as anticipated, these purchases would ensure cash flows which could be reinvested in higher yielding instruments. A reduction in the amount of anticipated cash flows from mortgage-backed securities primarily led to the $11.4 million decline in investment securities maturing or repricing within one year. With regard to RSL, the overall increase primarily resulted from a $5.6 million increase in money market accounts due to a cyclical influx of tax monies from deposits of local area school districts. During the third quarter, we continued to offer promotional rates on our 90-month term certificates of deposit in order to extend the average maturities of these types of funds. Time deposits repricing within one year declined $3.1 million from the end of the second quarter of 2003, while those repricing after five years increased $2.0 million. At September 30, 2003, our RSA/RSL ratio fell outside our asset/liability guidelines of 0.70 to 1.30. However, we believe by continuously monitoring our IRR position we can effectively control the influence changes in market interest rates could have on our RSA and RSL. In addition, our gap position at September 30, 2003, indicated that we were asset rate-sensitive and should market interest rates increase, the likelihood exists that net interest income would be favorably affected. However, this forward-looking statement is qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

We experienced a decrease in our three-month ratio to 3.12 at September 30, 2003 from 4.91 at June 30, 2003. The decrease resulted from a $9.5 million decrease in the amount of RSA maturing or repricing within three months

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

coupled with a $13.2 million rise in RSL maturing or repricing within the same time frame. Similar to the reasons discussed for the change in the one-year ratio, an increase in loans, net of unearned income, was more than offset by reductions in federal funds sold and investment securities. Time deposits maturing or repricing within three months were responsible for the increase in RSL.

Static gap analysis, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position. Variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of our Asset/Liability Management Policy assigns money market and NOW accounts to the "Due after three months but within twelve months" repricing interval. In reality, these items may reprice less frequently and in different magnitudes than changes in general interest rate levels.

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Given the current rate environment, parallel shifts of plus or minus 100 basis points were not practical. At September 30, 2003, we performed asymmetrical shifts of 100 basis points up and 50 basis points down. The model results produced results similar to those indicated by the one-year static gap position. Given parallel and instantaneous shifts in interest rates of plus 100 basis points, net interest income should increase by 4.7 percent and a decline of 50 basis points would result in a decrease in net interest income of 1.9 percent.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after 2003. Our noncore funds consist of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2003, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was negative 6.8 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled negative 3.2 percent at the end of the third quarter of 2003. Negative ratios indicated that at September 30, 2003, we did not rely on noncore sources to fund our long-term assets. We believe that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities and further illustrates the improvement in our liquidity position. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold, increased $13.8 million during the nine months ended September 30, 2003. Net cash provided by operating and financing activities totaled $4.7 million and $33.6 million, while net cash used in investing activities

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

equaled $24.5 million. Net income of $3.6 million for the nine months ended September 30, 2003, was the primary factor contributing to the net cash inflow from operating activities.

The net cash provided by financing activities resulted primarily from a $36.3 million increase in deposits. Transaction accounts increased $27.8 million, while time deposits rose $8.5 million from year-end 2002. Partially offsetting the affects of the increase in deposits, were cash outflows of $1.1 million for net cash dividends paid and $1.6 million for the repurchase of 44,788 shares of common stock.

The $24.5 million used in investing activities primarily resulted from purchases of investment securities totaling $47.0 million and a $29.5 million net increase in lending activities, partially offset by proceeds received from repayments of investment securities of $53.0 million.

CAPITAL ADEQUACY:

At September 30, 2003, stockholders' equity totaled $46.0 million compared to $45.3 million at December 31, 2002. On a per share basis, stockholders' equity equaled $24.16 per share at the end of the third quarter of 2003, an increase of $0.85 per share compared to $23.31 per share at year-end 2002.

During the third quarter of 2003, we repurchased 6,338 shares of our common stock for $227. Year-to-date 2003 common stock repurchases totaled 44,788 shares for $1,563. For the three and nine months ended September 30, dividends declared totaled $419 or $0.22 per share and $1,268 or $0.66 per share in 2003 and $410 or $0.21 per share and $1,195 or $0.61 per share in 2002. The dividend payout ratio was 34.9 percent and 31.4 percent for the nine months ended September 30, 2003 and 2002. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the third quarter of 2003, we issued 1,689 shares under this plan. Shares issued year-to-date under the dividend reinvestment plan totaled 4,888 in 2003.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of
8.0 percent. Additionally,

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2003 and 2002. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at September 30, 2003 and 2002, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                           MINIMUM TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                     MINIMUM FOR CAPITAL    PROMPT CORRECTIVE
                                                   ACTUAL             ADEQUACY PURPOSES     ACTION PROVISIONS
                                             ---------------------   -------------------   -------------------
               SEPTEMBER 30,                   2003         2002       2003       2002       2003      2002
-----------------------------------------    ---------   ---------   --------   --------   --------   --------
Basis for ratios:
Tier I capital to risk-weighted assets:
  Consolidated...........................    $  42,695   $  40,720   $ 15,306   $ 13,246
  Community Bank.........................       41,325      38,969     15,283     12,810   $ 22,924   $ 19,816
Total capital to risk-weighted assets:
  Consolidated...........................       46,418      44,360     30,612     26,491
  Community Bank.........................       45,048      42,609     30,565     26,421     38,207     33,026
Tier I capital to total average assets
 less goodwill:
  Consolidated...........................       42,695      40,720     19,944     18,719
  Community Bank.........................       45,048      38,969   $ 19,918   $ 18,676   $ 24,898   $ 23,345

Risk-weighted assets:
  Consolidated...........................      355,042     308,182
  Community Bank.........................      354,455     307,306
Risk-weighted off-balance sheet items:
  Consolidated...........................       27,610      22,957
  Community Bank.........................       27,610      22,957
Average assets for Leverage ratio:
  Consolidated...........................      498,612     467,971
  Community Bank.........................    $ 497,956   $ 466,895

Ratios:
Tier I capital as a percentage of risk-
 weighted assets and off-balance sheet
 items:
  Consolidated...........................         11.2%       12.3%       4.0%       4.0%
  Community Bank.........................         10.8        11.8        4.0        4.0        6.0%       6.0%
Total of Tier I and Tier II capital as a
 percentage of risk-weighted assets and
 off-balance sheet items:
  Consolidated...........................         12.1        13.4        8.0        8.0
  Community Bank.........................         11.8        12.9        8.0        8.0       10.0       10.0
Tier I capital as a percentage of total
 average assets less intangible assets:
  Consolidated...........................          8.6         8.7        4.0        4.0
  Community Bank.........................          8.3%        8.3%       4.0%       4.0%       5.0%       5.0%

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

Based on the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at September 30, 2003. There are no conditions or events since this notification that we believe have changed Community Bank's category.

REVIEW OF FINANCIAL PERFORMANCE:

Despite contracting interest margins, the banking industry recorded record earnings in 2003. Year-to-date net income for all Federal Deposit Insurance Corporation- ("FDIC") insured commercial banks increased $5.2 billion or 11.5 percent in 2003 in comparison to last year. The low interest rate environment allowed banks to realize significant gains on the sale of investments. Gains on the sale of investment securities were up 181.2 percent in 2003 in comparison to 2002. However, the interest rate environment had the opposite affect on net interest margins. Declining short-term interest rates caused asset yields to fall faster than funding costs, as evidenced by a 28 basis point decline in the net interest margin for all FDIC-commercial banks. The industry's return on average assets and return on average equity was 1.39 percent and 15.26 percent in 2003 compared to 1.37 percent and 14.90 percent in 2002.

Despite significant growth in loans, net of unearned income, and higher noninterest revenue, the additional overhead required to sustain such growth was not able to be absorbed due to a decline in the net interest margin. As a result, we experienced a $180 decline in net income for the nine months ended September 30, 2003, to $3,630 or $1.89 per share from $3,810 or $1.94 per share for the same nine months of 2002. Net income for the third quarter was $1,155 or $0.61 per share in 2003 and $1,270 or $0.65 per share in 2002. Return on average assets was 0.89 percent for the third quarter and 0.97 percent year-to-date 2003, compared to 1.05 percent and 1.09 percent for the respective 2002 periods. Return on average equity for the three months and nine months ended September 30, 2003, was 10.10 percent and 10.60 percent, as compared to 11.39 percent and
11.91 percent for the same periods of 2002.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                           2003 VS. 2002                2003 VS. 2002
                                        INCREASE (DECREASE)          INCREASE (DECREASE)
                                           ATTRIBUTABLE TO              ATTRIBUTABLE TO
                                       -----------------------    --------------------------
                                       TOTAL                       TOTAL
                                       CHANGE   RATE    VOLUME    CHANGE     RATE     VOLUME
                                       ------   ----    ------    ------     ----     ------
Interest income:
Loans:
  Taxable............................   $ (67)  $(337)  $ 270     $  (356)  $(1,801)  $1,445
  Tax-exempt.........................      34     (53)     87          84      (359)     443
Investments:
  Taxable............................    (415)   (504)     89      (1,306)   (1,837)     531
  Tax-exempt.........................     (70)     (7)    (63)       (398)      (16)    (382)
Federal funds sold...................    (115)    (11)   (104)        (92)      (82)     (10)
                                        -----   -----   -----     -------   -------   ------
    Total interest income............    (633)   (912)    279      (2,068)   (4,095)   2,027
                                        -----   -----   -----     -------   -------   ------
Interest expense:
Money market accounts................     (17)    (24)      7        (172)     (128)     (44)
NOW accounts.........................     (62)    (65)      3        (140)     (161)      21
Savings accounts.....................    (312)   (349)     37        (458)   (1,032)     574
Time deposits less than $100.........    (240)   (254)     14        (763)     (860)      97
Time deposits $100 or more...........     (13)    (39)     26        (148)     (103)     (45)
                                        -----   -----   -----     -------   -------   ------
    Total interest expense...........    (644)   (731)     87      (1,681)   (2,284)     603
                                        -----   -----   -----     -------   -------   ------
    Net interest income..............   $  11   $(181)  $ 192     $  (387)  $(1,811)  $1,424
                                        =====   =====   =====     =======   =======   ======

Tax-equivalent net interest income for the nine months ended September 30, 2003 totaled $13,499, a decrease of $387 from $13,886 for the same nine months of 2002. A negative rate variance, partially offset by a positive volume variance, was responsible for the decline.

The tax-equivalent yield on earning assets fell 100 basis points to 5.98 percent for the nine months ended September 30, 2003, from 6.98 percent for the same nine months of 2002. This resulted in a reduction in tax-

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

equivalent interest revenue of $4,095. The tax-equivalent yields on loans and investments fell 69 basis points and 218 basis points and accounted for reductions in interest revenue of $2,160 and $1,853. Partially offsetting the decline in tax-equivalent interest revenue was a $2,284 decrease in interest expense resulting from a 75 basis point decline in our cost of funds. Although we experienced a decline in the cost of all major deposit categories, accounting for 82.8 percent of the reduction in interest expense were declines of 84 basis points in the average rate paid for savings accounts and 59 basis points in the average rate paid on time deposits less than $100. These lower costs resulted in reductions to interest expense of $1,032 and $860.

Partially offsetting the negative rate variance was a positive volume variance. Earning assets averaged $472.4 million for the nine months ended September 30, 2003, an increase of $27.7 million from $444.7 million for the same period last year. Average interest-bearing liabilities also increased but not to the same extent. For the nine months ended September 30, 2003, interest-bearing liabilities averaged $395.6 million, an increase of $20.9 million from $374.7 million for the same period of 2002. This positive volume variance caused an increase in net interest income of $1,424. The majority of the positive volume variance was due to a $26.3 million increase in average loans, which caused tax-equivalent net interest income to increase by $1,888.

For the quarter ended September 30, 2003, tax-equivalent interest income increased by $11 in comparison to the same three months of last year. A positive volume variance of $192 was almost entirely offset by a $181 negative rate variance. Earning assets averaged $31.7 million higher for the third quarter of 2003, compared to the same quarter of 2002. Loans, net of unearned income increased $38.5 million, while investment securities averaged $11.8 million higher. Partially offsetting the increases in loans and investments was an $18.6 million reduction in average federal funds sold. The growth in average earning assets added $279 to tax-equivalent interest revenue. Average interest bearing liabilities also increased, but not to the extent of average earning assets. For the third quarter, interest-bearing liabilities averaged $402.8 million in 2003, an increase of $21.6 million compared to $381.2 million in 2002, which resulted in additional interest expense of $87. With regard to the negative rate variance, the tax-equivalent yield on earning assets fell 85 basis points to
5.69 percent for the three months ended September 30, 2003, from 6.64 percent for the same period of 2002 and reduced tax-equivalent interest income by $912. The tax-equivalent yield on loans fell 85 basis points, while the tax-equivalent yield on investments fell 239 basis points. The

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

yield on federal funds sold declined 71 basis points. Partially mitigating the effects of the decline in the tax-equivalent yield on earning assets was an 80 basis point reduction in the cost of funds. For the third quarter of 2003, the cost of funds equaled 2.36 percent compared to 3.16 percent for the same quarter of 2002. This reduced interest expense by $731 in the third quarter.

Maintenance of an adequate net interest margin is one of our primary concerns. We experienced some margin contraction during the nine months ended September 30, 2003, as a result of the sustained low interest rate environment. Loan and investment yields continued to reprice downward as repayments were being reinvested at considerably lower rates. However, deposits rates, already at historic lows, did not have the ability to reprice downward to the same extent. As a result, our net interest margin contracted 35 basis points to 3.82 percent for the nine months ended September 30, 2003, from 4.17 percent for the same nine months of 2002. Due to the lack of inflationary pressures during the early stages of economic recovery, the low interest rate environment is expected to continue throughout the remainder of 2003 and into 2004. However, should inflationary pressures begin to escalate and/or competition in our market area intensify, interest rates could increase. No assurance can be given that net interest income will not be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices, coupled with careful investing, will keep our net interest margin from further contraction.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the nine months ended September 30, 2003 and 2002, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                      SEPTEMBER 30, 2003              SEPTEMBER 30, 2002
                                                  ---------------------------     ---------------------------
                                                           INTEREST   AVERAGE              INTEREST   AVERAGE
                                                  AVERAGE  INCOME/   INTEREST     AVERAGE  INCOME/   INTEREST
                                                  BALANCE  EXPENSE     RATE       BALANCE  EXPENSE     RATE
                                                  -------  -------   --------     -------  -------   --------
ASSETS:
Earning assets:
Loans:
  Taxable.....................................   $321,791   $16,781    6.97%     $302,738   $17,137    7.57%
  Tax-exempt..................................     20,810       875    5.62        13,562       791    7.80
Investments:
  Taxable.....................................     78,340     1,519    2.59        69,264     2,825    5.45
  Tax-exempt..................................     32,349     1,807    7.47        39,193     2,205    7.52
Federal funds sold............................     19,120       163    1.14        19,951       255    1.71
                                                 --------   -------              --------   -------
    Total earning assets......................    472,410    21,145    5.98%      444,708    23,213    6.98%
Less: allowance for loan losses...............      3,720                           3,426
Other assets..................................     30,945                          27,953
                                                 --------                        --------
    Total assets..............................   $499,635                        $469,235
                                                 ========                        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts.........................   $ 15,739       130    1.10%     $ 18,949       302    2.13%
NOW accounts..................................     38,553       272    0.94        37,944       412    1.45
Savings accounts..............................    126,837     1,077    1.14       103,417     1,535    1.98
Time deposits less than $100..................    187,191     5,492    3.92       185,421     6,255    4.51
Time deposits $100 or more....................     27,269       675    3.31        28,921       823    3.80
Short-term borrowings.........................                                         11
                                                 --------   -------              --------   -------
    Total interest-bearing liabilities........    395,589     7,646    2.58%      374,663     9,327    3.33%
Noninterest-bearing deposits..................     55,042                          48,480
Other liabilities.............................      3,229                           3,339
Stockholders' equity..........................     45,775                          42,753
                                                 --------                        --------
    Total liabilities and stockholders' equity   $499,635                        $469,235
                                                 ========   -------              ========   -------
    Net interest/income spread................              $13,499    3.40%                $13,886    3.65%
                                                            =======                         =======
    Net interest margin.......................                         3.82%                           4.17%
Tax equivalent adjustments:
Loans.........................................              $   298                         $   269
Investments...................................                  614                             750
                                                            -------                         -------
    Total adjustments.........................              $   912                         $ 1,019
                                                            =======                         =======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $3,395 and $2,165 for the nine months ended September 30, 2003 and 2002 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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

The provision for loan losses totaled $360 for the nine months ended September 30, 2003, compared to $935 for the same nine months of 2002. For the third quarter, the provision for loan losses was $120 in 2003 and $195 in 2002.

NONINTEREST INCOME:

Noninterest income increased $239 or 8.3 percent to $3,106 for the nine months ended September 30, 2003, from $2,867 for the same nine months of last year. For the third quarter, noninterest income improved $42 or 4.3 percent to $1,030 compared to $988 for the same quarter of 2002. The increases for both the nine-month period and current quarter resulted primarily from greater gains on the sale of residential mortgages partially offset by reductions in service charges, fees and commissions. Gains on the sale of residential mortgages rose $448 or 79.3 percent year-to-date and $120 or 57.7 percent for the third quarter when comparing 2003 and 2002. Service charges, fees and commissions declined $123 or 5.6 percent and $61 or 8.0 percent when comparing the nine-month and three-month periods ended September 30, 2003 and 2002.

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

Major components of noninterest expense for the three months and nine months ended September 30, 2003 and 2002, are summarized as follows:

NONINTEREST EXPENSES

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                    2003       2002       2003     2002
                                                  ------------------    -----------------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes.....................   $1,510     $1,421     $ 4,368   $ 4,172
Employee benefits..............................      349        300         960       820
                                                  ------     ------     -------   -------
  Salaries and employee benefits expense.......    1,859      1,721       5,328     4,992
                                                  ------     ------     -------   -------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense..........................      227        205         735       624
Equipment expense..............................      331        253         911       735
                                                  ------     ------     -------   -------
  Net occupancy and equipment expense..........      558        458       1,646     1,359
                                                  ------     ------     -------   -------

OTHER EXPENSES:
Marketing expense..............................      109        153         310       364
Other taxes....................................      113        103         340       293
Stationery and supplies........................      103        113         282       361
Contractual services...........................      434        373       1,208     1,083
Insurance including FDIC assessment............       54         49         151       143
Other..........................................      509        458       1,477     1,421
                                                  ------     ------     -------   -------
  Other expenses...............................    1,322      1,249       3,768     3,665
                                                  ------     ------     -------   -------
    Total noninterest expense..................   $3,739     $3,428     $10,742   $10,016
                                                  ======     ======     =======   =======

Noninterest expense for the nine months ended September 30, 2003, increased $726 or 7.2 percent to $10,742 compared to $10,016 for same nine months of last year. For the third quarter, noninterest expense increased $311 or 9.1 percent to $3,739 from $3,428 when comparing 2003 and 2002. Increases in all three major categories of expenses contributed to the overall rise in noninterest expense over the prior year. The increase in noninterest expense, coupled with the reduction in net interest income, resulted in a decline in our productivity. The efficiency ratio, defined as noninterest expense as a percentage of net interest income and noninterest income, is a key industry ratio that measures productivity. Our efficiency ratio weakened to 68.5 percent for the nine months ended September 30, 2003, from 63.7 percent for the same period last year. However, our overhead ratio, another measure of productivity defined as noninterest expense as a percentage of total average assets, remained constant at 2.9 percent for the nine months ended September 30, 2003 and 2002.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $5,328 for the nine months ended September 30, 2003, an increase of $336 or 6.7 percent from $4,992 for the same period of 2002. For the third quarter, employee related expenses totaled $1,859 in 2003, an increase of $138 compared to 2002. New staff and training required for the anticipated opening of the Tannersville Office in the fourth quarter and personnel added as part of restructuring the lending division were responsible for the higher third quarter employee-related costs. Also factoring into the rise in salaries and employee benefits expense year-to-date were additional staffing needs relative to recent branch openings in the later part of 2002, health insurance rate increases and merit increases related to personnel performance appraisals.

Net occupancy and equipment expense rose $287 to $1,646 for the nine months ended September 30, 2003, from $1,359 for the same nine months of last year. For the three months ended September 30, 2003 and 2002, net occupancy and equipment expenses amounted to $558 and $458, an increase of $100 or 21.8 percent. Additional expenses associated with the operation of two new offices, the relocation of our Clifford office and the installation of a document imaging system factored into the increase in occupancy and equipment costs.

Other expenses increased $103 to $3,768 for the nine months ended September 30, 2003, from $3,665 for the same nine months of the prior year. For the quarter ended September 30, other expenses totaled $1,322 in 2003 and $1,249 in 2002. Other expenses were impacted by higher contractual services relative to increased activity in the secondary mortgage division and increased state shares tax, partially offset by reductions in marketing costs, stationery and supply costs and other real estate expense.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the bank's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Recently, the FDIC decided to retain the existing BIF assessment schedules of $0.00 per 100 dollars of deposits for banks classified in the highest capital and supervisory evaluation category and $0.27 per 100 dollars of deposits for banks classified in the lowest category. We were classified in the highest capital and supervisory evaluation category at September 30, 2003, and will be exempt from paying a BIF assessment for the remainder of 2003.

There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation ("FICO") funding. The FDIC established the annual FICO assessment rates effective for the third quarter of 2003 at

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

$0.0162 per 100 dollars of BIF-assessable deposits. Our assessments totaled $53 and $55 for the nine months ended September 30, 2003 and 2002.

INCOME TAXES:

For the nine months ended September 30, 2003, income tax expense totaled $961 and resulted in an effective tax rate of 20.9 percent. For the same period of 2002, income tax expense was $973 with an effective tax rate of 20.3 percent. The increase in the effective tax rate resulted from a lower level of tax-exempt income. Tax-exempt interest income as a percentage of total interest income equaled 8.7 percent for the nine months ended September 30, 2003, compared to
8.9 percent for the same period of 2002. Our effective tax rate is more favorable in comparison to that of our peer group. For the nine months ended September 30, 2003 and 2002, the peer group posted effective tax rates of 27.5 percent and 25.5 percent. We expect our effective tax rate to improve for the remainder of 2003 through continued emphasis on income from tax-exempt investments and loans, as well as through the utilization of investment tax credits available through our investment in a residential housing program for elderly and low- to moderate-income families.

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

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Within the 90-day period prior to the filing date of this report, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information related to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

ITEM 4.      RESULTS OF VOTES OF SECURITY HOLDERS
                NONE

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

             (b)       Reports on Form 8-K

                       Item 12 - On July 21, 2003, the Company filed a report on Form 8-K, to disclose its results of operations for the three months ended June 30, 2003.

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                    Registrant, Comm Bancorp, Inc.

Date: November 12, 2003             /s/ William F. Farber, Sr.
                                    -----------------------------------------
                                    William F. Farber, Sr.
                                    President and Chief Executive Officer
                                    Chairman of the Board/Director
                                    (Principal Executive Officer)

Date: November 12, 2003             /s/ Scott A. Seasock
                                    -----------------------------------------
                                    Scott A. Seasock
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date: November 12, 2003             /s/ Stephanie A. Ganz
                                    -----------------------------------------
                                    Stephanie A. Ganz
                                    Vice President of Finance
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER                        DESCRIPTION                          PAGE
-----------                        -----------                          ----
   31.1              Certification of Chief Executive Officer
                     pursuant to Section 302 of the Sarbanes-
                     Oxley Act of 2002.                                  47

   31.2              Certification of Chief Financial Officer
                     pursuant to Section 302 of the Sarbanes-
                     Oxley Act of 2002.                                  49

   32.1              Certification of Chief Executive Officer
                     pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.                         51

   32.2              Certification of Chief Financial Officer
                     pursuant to 18 U.S.C. Section 1350, as adopted
                     pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002.                                  52