Form 10-K
period 2003-12-31
COMM BANCORP INC
filed 2004-03-29
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended DECEMBER 31, 2003

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to ________________
Commission file number 0-17455

                               COMM BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                                     23-2242292
---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                                   Number)

125 NORTH STATE STREET, CLARKS SUMMIT, PA                      18411
---------------------------------------------     ------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (570) 586-0377

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class        Name of each exchange on which registered
                 NONE
---------------------------------    -------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.33 PER SHARE
--------------------------------------------------------------------------------
                                     (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price: $49,024,422 AT JUNE 30, 2003.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 1,907,377 AT MARCH 17, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2003, are incorporated by reference in Part II of this Annual Report. Portions of the registrant's 2004 Proxy Statement are incorporated by reference in Part III of this Annual Report.

                                  Page 1 of 208
                            Exhibit Index on Page 59

                               COMM BANCORP, INC.
                                FORM 10-K INDEX

                                                                                  Page
                                                                                  ----
Special Note Regarding Forward-Looking Statements ..............................    1

PART I

Item 1.  Business ..............................................................    4
Item 2.  Properties ............................................................   34
Item 3.  Legal Proceedings .....................................................   35
Item 4.  Submission of Matters to a Vote of Security Holders ...................    *

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters ...............................................................   35
Item 6.  Selected Financial Data ...............................................   36
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations .........................................................   36
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ............   36
Item 8.  Financial Statements and Supplementary Data ...........................   36
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ..................................................    *
Item 9A. Controls and Procedures ...............................................   36

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the
         Registrant ............................................................   39
Item 11. Executive Compensation ................................................   47
Item 12. Security Ownership of Certain Beneficial Owners and Management ........   53
Item 13. Certain Relationships and Related Transactions ........................   54
Item 14. Principal Accountant Fees and Services ................................   55

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......   55
Signatures .....................................................................   57
Exhibit Index ..................................................................   59

* Not Applicable

                               COMM BANCORP, INC.
                                    FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, and any other written or oral statements made by or on behalf of us may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

         - Possible changes in economic and business conditions and the war on international terrorism that may affect the prevailing interest rates, the prevailing rates of inflation or the amount of growth, stagnation or recession in the global, United States and Northeastern Pennsylvania economies, the value of investments, collectibility of loans and the profitability of business entities;

         - Possible changes in monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations;

         - The effects of easing restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and changes evolving from the enactment of the Gramm-Leach-Bliley ("GLB") Act and attendant changes in patterns and effects of competition in the financial services industry;

         - The cost and other effects of legal proceedings, claims, settlements and judgments; and

         - Our ability to achieve the expected operating results depends on a variety of factors, including, but not limited to, the continued growth of the markets in which we operate consistent with recent historical experience, our ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

The words "believe," "expect," "anticipate," "project" and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of us. Any such statements speak only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

GENERAL

We are a registered bank holding company incorporated in 1983 as a Pennsylvania business corporation and are headquartered in Clarks Summit, Pennsylvania. We have two wholly-owned subsidiaries, Community Bank and Trust Company, referred to as Community Bank, and Comm Realty Corporation, referred to as Comm Realty. Our business consists primarily of the management and supervision of Community Bank. Comm Realty, a Pennsylvania business corporation, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank. Our principal source of income is dividends paid by Community Bank. At December 31, 2003, we had approximately:

         -    $509.4 million in total assets;

         -    $357.9 million in loans;

         -    $459.5 million in deposits; and

         -    $ 46.5 million in stockholders' equity.

Community Bank is a Pennsylvania commercial bank and a member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). Community Bank is a full-service commercial bank providing a range of products and services, including time and demand deposit accounts, consumer, commercial and mortgage loans and commercial leases to individuals and small- to medium-sized businesses in its Northeastern Pennsylvania market area. At December 31, 2003, Community Bank had 17 branch banking offices located in the Pennsylvania counties of Lackawanna, Monroe, Susquehanna, Wayne and Wyoming.

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

In 2002, Community Bank organized and became a 40.0 percent member in an abstract company, Community Abstract Services, LLC, referred to as Community Abstract, a Pennsylvania limited liability company, to offer title insurance and abstract services. Community Bank accounts for Community Abstract using the equity method of accounting.

We have combined financial information about Comm Realty, Community Leasing and Comm Financial Services with our financial information as none of these subsidiaries meet the quantitative thresholds for reportable operating segments and all of these subsidiaries share a majority of the aggregation criteria for reportable operating segments. Moreover, we consider Community Bank's branch banking offices to be a single operating segment because these branches have similar:

         -    Economic characteristics;

         -    Products and services;

         -    Operating processes;

         -    Delivery systems;

         -    Customer bases; and

         -    Regulatory oversight.

We have not operated any other reportable operating segments in the three-year period ended December 31, 2003.

As of December 31, 2003, we had 203 full-time equivalent employees. We and Community Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), limit borrowings by us from Community Bank and also limit various other transactions between us and Community Bank. For example, Section 23A limits to no more than 10.0 percent of its total capital the aggregate outstanding amount of Community Bank's loans and other "covered transactions" with any particular nonbank affiliate including financial subsidiaries, and limits to no more than 20.0 percent of its total capital the aggregate outstanding amount of Community Bank's "covered transactions" with all of its affiliates including financial subsidiaries. At December 31, 2003, approximately $4.6 million was available for loans to us from Community Bank.
Section 23A also generally requires that Community Bank's loans to its nonbank affiliates, including financial subsidiaries, be secured, and Section 23B generally requires that Community Bank's transactions with its nonbank affiliates, including financial subsidiaries, be at arm's-length terms. Also, we and Community Bank and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

SUPERVISORY AGENCIES

As a Pennsylvania commercial bank and member of the Federal Reserve System, Community Bank is subject to primary supervision, regulation and examination by the Pennsylvania Department of Banking and the Federal Reserve Board. Community Bank is subject to extensive Pennsylvania and federal statutes and regulations that significantly affect its business and activities. Community Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. Community Bank is also subject to periodic examinations by its primary and secondary regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to: (i) insurance of deposits; (ii) allowable investments; (iii) loans; (iv) leases; (v) acceptance of deposits;
(vi) trust activities; (vii) mergers; (viii) consolidations; (ix) payment of dividends; (x) capital requirements; (xi) reserves against deposits; (xii) establishment of branches and certain other facilities; (xiii) limitations on loans to one borrower and loans to affiliated persons; (xiv) activities of subsidiaries; and (xv) other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation and other matters. Federal law gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings and stock valuation. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

We, Community Bank and our subsidiaries are also affected by various other governmental requirements and regulations, general economic conditions and the fiscal and monetary policies of the federal government and the Federal Reserve Board. The monetary policies of the Federal Reserve Board influence, to a significant extent, the overall growth of loans, leases, investments, deposits, interest rates charged on loans and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often unpredictable.

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

SUPPORT OF COMMUNITY BANK

Under current Federal Reserve Board policy, we are expected to act as a source of financial and managerial strength to Community Bank by standing ready to use available resources to provide adequate capital funds during periods of financial adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting Community Bank. The support expected by the Federal Reserve Board may be required at times when we may not have the resources or inclination to provide it.

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

SOURCES OF FUNDS

Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. Our other sources of funds are provided by investing activities, including principal and interest payments on loans and investment securities, and operating activities, primarily net income.

We offer a variety of deposit accounts with a range of interest rates and terms, including NOW accounts, money market accounts, passbook and statement savings accounts, certificates of deposit and demand deposit accounts. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2003, our deposits totaled $459.5 million. Of the total deposit balance, $180.9 million, or 39.4 percent, represented time deposits less than $100.0 thousand and $129.6 million or 28.2 percent represented savings accounts.

When we determine the levels of our deposit rates, consideration is given to local competition, yields on U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include NOW, money market, savings, time deposits less than $100.0 thousand and demand deposit accounts, which, in the aggregate, represented 93.7 percent of total deposits at December 31, 2003, and 94.4 percent of total deposits at December 31, 2002.

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

         - Core Tier I capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and

         - Supplementary Tier II capital, which includes, among other items, perpetual preferred stock not meeting the Tier I definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

We and Community Bank, like other bank holding companies and banks, are required to maintain Tier I and Total Capital, the sum of Tier I and Tier II capital, less certain deductions, equal to at least 4.0 percent and 8.0 percent of their total risk-weighted assets, including certain off-balance sheet items, such as unused lending commitments and standby letters of credit. At December 31, 2003, we met both requirements, with Tier I and Total Capital equal to 11.3 percent and 12.2 percent of total risk-weighted assets. Community Bank also met both requirements at December 31, 2003, with Tier I and Total Capital equal to 11.0 percent and 11.9 percent of total risk-weighted assets.

The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

The Federal Reserve Board also requires bank holding companies and banks to maintain a minimum Leverage ratio, Tier I capital to total average assets less intangible assets, of 3.0 percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3.0 percent plus an additional cushion of at least 1.0 to 2.0 percentage points if the bank holding company does not meet these requirements. At December 31, 2003, our Leverage ratio was 8.7 percent and Community Bank's Leverage ratio was 8.4 percent.

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

Failure to meet capital requirements could subject us and Community Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and requires federal bank regulatory agencies to implement systems for prompt corrective action for insured banks that do not meet minimum capital requirements based on these categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category into which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits, on "pass-through" insurance coverage for certain of its accounts and on certain other aspects of its operations. FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank is subject to regulatory monitoring and may be required to divest itself of or liquidate subsidiaries. Holding companies of the institutions may be required to divest themselves of the institutions or divest themselves of or liquidate other affiliates. An undercapitalized bank must develop a capital restoration plan, and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5.0 percent of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.

Rules adopted by the Federal Reserve Board under FDICIA provide that a state member bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of 10.0 percent or greater, a Tier I risk-based capital ratio of
6.0 percent or greater, and a Leverage ratio of 5.0 percent or greater and the institution is not subject to a written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2003, Community Bank was well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Federal Reserve Board's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2003, Community Bank held no brokered deposits.

DIVIDEND RESTRICTIONS

We are a legal entity separate and distinct from Community Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if the payment would render us insolvent. Our revenues primarily consist of dividends paid by Community Bank. Various federal and state statutory provisions limit the amount of dividends Community Bank can pay to us without regulatory approval. Under Pennsylvania law, Community Bank may declare and pay dividends to us only out of accumulated net earnings and as long as the surplus of Community Bank would not be reduced below its stated paid-in capital. At December 31, 2003, approximately $7.8 million was available for payment of dividends to us.

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

DEPOSIT INSURANCE ASSESSMENTS

The deposits of Community Bank are insured up to regulatory limits by the FDIC and accordingly, are subject to deposit insurance assessments to maintain the BIF administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. An insured bank's insurance assessment rate is then determined by the risk category into which it is classified. Community Bank is classified in the lowest risk category.

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF, in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits and to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted periodically to reflect changes in the assessment bases of the FDIC insurance funds. In 2003, Community Bank paid FICO assessments of $70,012.

INTERSTATE BANKING AND BRANCHING

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), we are subject to certain concentration limits and other requirements:

         - Bank holding companies, like ourselves, are permitted to acquire banks and bank holding companies located in any state;

         - Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other depository institution subsidiary of that bank holding company; and

         - Banks are permitted to acquire branch offices outside their home state by merging with out-of-state banks, purchasing branches in other states and establishing de-novo branch offices in other states.

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

PERMITTED NONBANKING ACTIVITIES

The Federal Reserve Board permits us or our subsidiaries to engage in nonbanking activities that are so closely related to banking or managing or controlling banks as to be a proper incident thereto. For a discussion of other activities that are financial in nature in which we can engage, see the caption that follows entitled "Financial Services Modernization."

The Federal Reserve Board requires us to serve as a source of financial and managerial strength to Community Bank and not to conduct our operations in an unsafe or unsound manner. Whenever the Federal Reserve Board believes an activity that we perform or our control of a nonbank subsidiary, other than a nonbank subsidiary of Community Bank, constitutes a serious risk to the financial safety, soundness or stability of Community Bank and is inconsistent with sound banking principles or the purposes of the federal banking laws, the Federal Reserve Board may require us to terminate that activity or to terminate control of that subsidiary. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

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

         - Extending credit and servicing loans. Making, acquiring, brokering or servicing loans or other extensions of credit, including factoring, issuing letters of credit and accepting drafts, for the company's account or for the account of others.

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

              - Asset management, servicing and collection activities. Engaging under contract with a third party in asset management, servicing and collection of assets of a type that an insured depository institution may originate and own, if the company does not engage in real property management or real estate brokerage services as part of these services.

              - Acquiring debt in default. Acquiring debt that is in default at the time of acquisition under certain conditions.

              - Real estate settlement servicing. Providing real estate settlement services.

         - Leasing personal or real property. Leasing personal or real property or acting as agent, broker or advisor in leasing such property under certain conditions.

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

         - Financial and investment advisory activities. Acting as investment or financial advisor to any person, including, without in any way, limiting the foregoing:

              - Serving as investment adviser, as defined in Section 2(a)(20) of the Investment Company Act of 1940, Title 15 United States Code ("U.S.C.") 80a-2(a)(20), to an investment company registered under that Act, including sponsoring, organizing and managing a closed-end investment company;

              - Furnishing general economic information and advice, general economic statistical forecasting services and industry studies;

              - Providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, leveraged buyouts, recapitalizations, capital structurings, financing transactions and similar transactions, and conducting financial feasibility studies;

              - Providing information, statistical forecasting and advice with respect to any transaction in foreign exchange, swaps, and similar transactions, commodities and any forward contract, option, future, option on a future and similar instruments;

              - Providing educational courses and instructional materials to consumers on individual financial management matters; and

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

              - Riskless principal transactions. Buying and selling in the secondary market all types of securities on the order of customers as a "riskless principal" to the extent of engaging in a transaction in which the company, after receiving an order to buy or sell a security from a customer, purchases or sells the security for its own account to offset a contemporaneous sale to or purchase from the customer. This does not include: (i) selling bank-ineligible securities at the order of a customer that is the issuer of the securities, or selling bank-ineligible securities in any transaction where the company has a contractual agreement to place the securities as agent of the issuer; or (ii) acting as a "riskless principal" in any transaction involving a bank-ineligible security for which the company or any of its affiliates acts as underwriter, during the period of the underwriting or for 30 days thereafter, or dealer.

              - Private placement services. Acting as an agent for the private placement of securities in accordance with the requirements of the Securities Act of 1933 and the rules of the SEC, if the company engaged in the activity does not purchase or repurchase for its own account the securities being placed, or hold in inventory unsold portions of issues of these securities.

              - Futures commission merchant. Acting as a futures commission merchant for unaffiliated persons in the execution, clearance or execution and clearance of any futures contract and option on a futures contract traded on an exchange in the United States or abroad under certain conditions.

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

              -   Investing and trading activities. Engaging as principal in:
                  (i) foreign exchange; (ii) forward contracts, options, futures, options on futures, swaps and similar contracts, whether traded on exchanges or not, based on any rate, price, financial asset, including gold, silver, platinum, palladium, copper, or any other metal approved by the Federal Reserve Board, nonfinancial asset, or group of assets, other than a bank-ineligible security under certain conditions; and (iii) forward contracts, options, futures, options on futures, swaps and similar contracts, whether traded on exchanges or not, based on an index of a rate, a price, or the value of any financial asset, nonfinancial asset, or group of assets, if the contract requires such settlement.

              - Buying and selling bullion and related activities. Buying, selling and storing bars, rounds, bullion, and coins of gold, silver, platinum, palladium, copper or any other metal approved by the Federal Reserve Board, for the company's own account or the account of others, and providing incidental services such as arranging for storage, safe custody, assaying and shipment.

         -    Management consulting and counseling activities:

              - Management consulting. Providing management consulting advice under certain conditions.

              - Employee benefits consulting services. Providing consulting services to employee benefit, compensation and insurance plans, including designing plans, assisting in the implementation of plans, providing administrative services to plans and developing employee communication programs for plans.

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

         -    Support services:

              - Courier services. Providing courier services for: (i) checks, commercial papers, documents and written instruments, excluding currency or bearer-type negotiable instruments, that are exchanged among banks and financial institutions; and (ii) audit and accounting media of a banking or financial nature and other business records and documents used in processing such media.

              - Printing and selling Magnetic Ink Character Recognition ("MICR")-encoded items. Printing and selling checks and related documents, including corporate image checks, cash tickets, voucher checks, deposit slips, savings withdrawal packages, and other forms that require MICR-encoding.

         -    Insurance agency and underwriting:

              - Credit insurance. Acting as principal, agent or broker for insurance, including home mortgage redemption insurance, that is: (i) directly related to an extension of credit by the bank holding company or any of its subsidiaries; and (ii) limited to ensuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability or involuntary unemployment of the debtor.

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

         - Money orders, savings bonds and travelers' checks. The issuance and sale at retail of money orders and similar consumer-type payment instruments, the sale of United States savings bonds and the issuance and sale of travelers' checks.

         - Data processing. Providing data processing and data transmission services, facilities, including data processing and data transmission hardware, software, documentation, or operating personnel, databases, advice and access to such services, facilities or databases by any technological means under certain conditions.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act of 1977, as amended ("CRA"), and the regulations promulgated to implement the CRA, are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. CRA regulations establish tests for evaluating both small and large depository institutions' investment in their community. A small bank is defined as a bank having total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets. A large retail institution is one which does not meet the small bank definition. A large retail institution can be evaluated under one of two tests: (i) a three-part test evaluating the institution's lending, service and investment performance; or (ii) a strategic plan designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large institution must choose one of these options under which to be examined. In addition, the CRA regulations include separate rules regarding the manner in which wholesale banks and limited purpose banks will be evaluated for compliance.

For the purposes of the CRA regulations, Community Bank is deemed to be a large bank, based upon financial information as of December 31, 2003. Community Bank will be examined under the three-part test relating to lending, service and investment performance. Community Bank received an "outstanding" rating in its last CRA examination which was held on February 10, 2003. "Outstanding" is the highest CRA rating that a depository institution can receive.

CONCENTRATION

We are not dependent on deposits or exposed by loan concentrations to a single customer or to a small group of customers, the loss of any one or more of whom would have a materially adverse effect on our financial condition.

FINANCIAL SERVICES MODERNIZATION

The GLB Act was signed into law on November 12, 1999, and became effective on March 11, 2000. The GLB Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies and creates two new structures, financial holding companies and financial subsidiaries. We and Community Bank will be allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm. We would qualify to elect to become a financial holding company. This election is made to the Federal Reserve Board. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity.

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

         - Engaging in any activity that the Federal Reserve Board found prior to the GLB Act to be closely related to banking. See the section in this report entitled "Permitted Nonbanking Activities;"

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

Other activities may also be decided by the Federal Reserve Board to be financial in nature or incidental to a financial activity if they meet specified criteria. The Federal Reserve Board is instructed to consider: (i) the purposes of the GLB Act and the Bank Holding Company Act; (ii) changes in the market in which financial holding companies compete; (iii) changes in the technology used to deliver financial services; and (iv) whether the proposed activity is necessary or appropriate to allow a financial holding company and its affiliates to compete effectively, deliver services efficiently and offer services through the most advanced technological means available.

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

PRIVACY

Title V of the GLB Act creates a minimum federal standard of privacy by limiting the instances which we and Community Bank may disclose nonpublic personal information about a consumer of our products or services to nonaffiliated third parties. A state, such as Pennsylvania, can impose a greater or more restrictive standard of privacy than the GLB Act. The GLB Act distinguishes "consumers" from "customers" for purposes of the notice requirements imposed by this Act. We are required to give a "consumer" a privacy notice only if we intend to disclose nonpublic personal information about the consumer to a nonaffiliated third party. However, by contrast, we are required to give a "customer" a notice of our privacy policy at the time of the establishment of a customer relationship and then annually, thereafter during the continuation of the customer relationship.

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

         - An individual who provides nonpublic personal information to Community Bank in order to obtain a determination about whether he or she may qualify for a loan to be primarily used for personal, family or household purposes is a consumer of a financial service, regardless of whether the loan is extended by Community Bank or another financial institution.

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

              -   Enters into a lease of personal property with Community Bank;
                  or

              - Obtains financial, investment or economic advisory services from Community Bank for a fee.

         - A person does not, however, have a continuing relationship with Community Bank and is therefore, not a customer, if:

              - The person only obtains a financial product or service in an isolated transaction, such as withdrawing cash from one of Community Bank's Automated Teller Machines or purchasing a cashier's check or money order;

              - Community Bank sells the person's loan and does not retain the rights to service the loan; or

              - Community Bank sells the person airline tickets, travel insurance or travelers' checks in an isolated transaction.

In general, Community Bank cannot disclose to a nonaffiliated third party any nonpublic personal information of its consumers and customers unless Community Bank provides its consumers and customers with a notice that includes:

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

         -    The disclosure, if required, under the Fair Credit Reporting Act;
              and

         - In addition, Community Bank must provide an "opt out" notice to each of its consumers and customers that explains accurately the right to "opt out" of any disclosure by Community Bank of the consumer's or customer's nonpublic personal information and the means by which the consumer or customer may exercise the right to "opt out."

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

THE USA PATRIOT ACT

In the wake of the tragic events of September 11, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

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

Under the USA PATRIOT Act, Community Bank established an anti-money laundering program which includes a program for proper customer identification. The USA PATRIOT Act sets forth minimum standards for this program, including:

         -    The development of internal policies, procedures and controls;

         -    The designation of a compliance officer;

         -    An ongoing employee training program; and

         -    An independent audit function in order to test this program.

In addition, the USA PATRIOT Act authorized the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the GLB Act, as discussed above.

SUBPRIME AND PREDATORY LENDING

Our federal banking regulatory agencies jointly issued expanded examination and supervision guidance relating to subprime and predatory lending activities. In the guidance, "subprime" lending generally refers to programs that target borrowers with weakened credit histories or lower repayment capacity. The guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25.0 percent of an institution's Tier I capital. Such institutions would be subject to more stringent risk management standards and, in many cases, additional capital requirements. As a starting point, the guidance generally expects that such an institution would hold capital against subprime portfolios in an amount that is one and one-half to three times greater than the amount appropriate for similar types of non-subprime assets. Community Bank does not engage in any subprime and predatory lending programs.

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

Community Bank must also comply with a Pennsylvania law, Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as "predatory lending," among other things, and is applicable to Community Bank's closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100.0 thousand made at a "high cost," which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:

         - An annual percentage rate exceeding 10.0 percentage points above comparable term U.S. Treasury securities; and/or

         - Total points and fees payable by the consumer at or before closing that exceed the greater of 8.0 percent of the total loan amount or $400. The $400 is adjusted annually by the annual percentage change in the Consumer Price Index, and for the year 2003, was $488, according to the Federal Reserve Board.

These loans are called "covered loans" under this law. If HOEPA's rate or point triggers are changed, then the definition of a covered loan under this law changes automatically. Loans with an original principal amount of $100.0 thousand or more are not subject to this law, but may be subject to HOEPA. Certain loan terms are prohibited or conditionally restricted in connection with a covered loan, such as balloon payments, call provisions, negative amortization, increased interest rate upon default and prepayment fees or penalties.

Certain acts or practices are prohibited, conditionally restricted or required in connection with a covered loan, including the following:

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

         - Community Bank may not pay proceeds from a covered loan directly to a home improvement contractor, but instead must disburse the loan proceeds through an instrument payable to the borrower, statutorily defined as the person obligated to repay a covered loan, individually or jointly with the contractor or, at the borrower's election, through a third party escrow agent in accordance with the terms of a written agreement signed by the borrower, Community Bank and the home improvement contractor prior to disbursement of funds to the contractor;

         - Community Bank may not sell single premium credit insurance in connection with a covered loan unless Community Bank offers the borrower the option of purchasing all such credit insurance on a monthly basis. Compliance with this provision is required within 18 months to two years after June 25, 2002;

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

A borrower or group of borrowers can institute a civil action to recover damages from Community Bank if it engages in the above practices with respect to a covered loan. Moreover, the Pennsylvania Department of Banking can impose monetary penalties, revoke a license, issue a cease and desist order and/or remove persons from their employment in the mortgage finance industry or in any other capacity related to these prohibited activities.

SALES OF INSURANCE

Our federal banking regulatory agencies have issued consumer protection rules with respect to the retail sale of insurance products by us, Community Bank, or a subsidiary or joint venture of us or Community Bank. These rules generally cover practices, solicitations, advertising or offers of any insurance product by a depository institution or any person that performs such activities at an office of, or on behalf of, us or Community Bank. Moreover, these rules include specific provisions relating to sales practices, disclosures and advertising, the physical separation of banking and nonbanking activities and domestic violence discrimination.

CORPORATE GOVERNANCE

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOX"). SOX has substantially changed the manner in which public companies govern themselves and how the accounting profession performs its statutorily required audit function. SOX makes structural changes in the way public companies make disclosures and strengthens the independence of auditors and audit committees. SOX requires direct responsibility of senior corporate management, namely the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), for establishing and maintaining an adequate internal control structure and procedures for financial reporting and disclosure by public companies.

Under SOX, audit committees will be primarily responsible for the appointment, compensation and oversight of the work of their auditors. The independence of the members of the audit committee is assured by barring members who accept consulting fees from the company or are affiliated with the company other than in their capacity as members of the board of directors.

SOX prohibits insider trades during pension fund blackout periods and requires prompt disclosure of insider transactions in company stock, which must be reported by the second business day following an insider transaction. Furthermore, SOX established a new federal crime of securities fraud with substantial penalties.

The costs to enhance our corporate governance regime and financial reporting controls and procedures approximates $100,000.

COMMUNITY BANK

Community Bank's legal headquarters is located at 125 North State Street, Clarks Summit, Lackawanna County, Pennsylvania 18411. Community Bank is a commercial bank that seeks to provide personal attention and professional financial assistance to its customers. Community Bank is a locally managed and oriented financial institution established to serve the needs of individuals and small - and medium-sized businesses. Community Bank's business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures and consistently-applied credit policies.

MARKET AREA

Community Bank's primary market area comprises Lackawanna, Luzerne, Monroe, Susquehanna, Wayne and Wyoming counties located in the Northeast corner of the Commonwealth of Pennsylvania. The largest municipality in this market area is the City of Scranton with a population of approximately 76.4 thousand based upon 2000 census data. Community Bank has one branch located within the City of Scranton. All of the 16 remaining branches are located outside of Scranton in rural or small-town settings. See Item 2 in this report for a description of the location of each branch office.

Community Bank competes with 23 commercial banks, five thrift institutions and 21 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers, while consumer discount, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

FUTURE LEGISLATION

Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot accurately predict whether any of this potential legislation will ultimately be enacted, and if enacted, the ultimate effect that it, or implementing regulations, would have upon our financial condition or results of operations.

AVAILABLE INFORMATION

We file reports, proxy and information statements and other information electronically with the SEC through the Electronic Data Gathering Analysis and Retrieval ("EDGAR") filing system. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room located at 450 5th Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's website address is http://www.sec.gov. Our website address is http://www.combk.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC may be obtained without charge by writing to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411,
Attn: Investor Relations or through our Internet website.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 125 North State Street, Clarks Summit, Lackawanna County, Pennsylvania. We own this facility which has approximately 24,000 square feet.

Our remaining banking offices and loan operations center are described as follows:

                                                                      APPROXIMATE
                 LOCATION                        TYPE OF OWNERSHIP   SQUARE FOOTAGE
-----------------------------------------------------------------------------------
61 Church Street, Montrose, PA                          Owned             3,500
60 Main Street, Clifford, PA                            Owned             2,640
Route 6 West, Tunkhannock, PA                           Owned             3,500
Route 29, Eaton Township, PA                           Leased             2,175
Route 307, Lake Winola, PA                             Leased             1,250
Route 6, Eynon, PA                                     Leased             1,850
97 College Avenue, Factoryville, PA                     Owned             1,850
125 North State Street, Clarks Summit, PA               Owned             3,860
57 Main Street, Nicholson, PA                           Owned             6,000
1601 Main Street, Dickson City, PA                      Owned             5,330
521 Main Street, Forest City, PA                        Owned             7,100
347 Main Street, Simpson, PA                            Owned             5,500
37 Dundaff Street, Carbondale, PA                       Owned             4,300
Lake Como Road, Lakewood, PA                           Leased               900
601 West Lackawanna Avenue, Scranton, PA                Owned             3,200
92 Brooklyn Street, Carbondale, PA                     Leased               640
Route 611, Tannersville, PA                             Owned             3,600
1212 South Abington Road, Clarks Summit, PA(1)         Leased             7,295

(1) Loan operations center.

We consider our banking offices to be suitable and adequate for our current and immediate future purposes.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

We had 1,142 stockholders of record, including individual participants in security position listings, and 1,907,377 shares of common stock, par value of $0.33 per share, the only authorized class of common stock outstanding as of March 17, 2004. Our common stock trades on The NASDAQ Stock Market(R) as CommBcp under the symbol "CCBP." The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2003 and 2002 are summarized in the following table:

                                                  DIVIDENDS
     2003:          HIGH          LOW              DECLARED
-----------------------------------------------------------
First quarter      $35.48        $33.50             $0.22
Second quarter      37.40         34.23              0.22
Third quarter       36.67         34.25              0.22
Fourth quarter     $38.85        $35.97             $0.22

                                                  DIVIDENDS
    2002:           HIGH          LOW              DECLARED
-----------------------------------------------------------
First quarter      $32.00        $29.00             $0.20
Second quarter      38.00         31.50              0.20
Third quarter       35.97         32.01              0.21
Fourth quarter     $35.50        $32.76             $0.21

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Within the 90-day period prior to the date of this report on Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"), and our "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our CEO and CFO. Rules adopted by the SEC require that, in this section of the report, we present the conclusions of the CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls based on, and as of, the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS

The two separate forms of Certifications required under SOX for both the CEO and CFO are filed at Exhibit 31(i), 31(ii), 32(i) and 32(ii) to this report and are incorporated in their entirety by reference under this Item 9A. The type of Certification at Exhibits 31(i) and 31(ii) is required in accordance with
Section 302 of SOX ("Section 302 Certification"). The section of this report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. We design Internal Controls procedures with the objective of providing reasonable assurance that: (i) our transactions are properly authorized; (ii) our assets are safeguarded against unauthorized or improper use; and (iii) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and that the benefits or controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company and Community Bank have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events. Therefore, no assurance can be given that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION

The CEO and CFO evaluation of our Disclosure Controls and Internal Controls included a review of the objectives and design of the controls, the implementation of the controls by us and Community Bank and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Outside Internal Auditor firm, our Internal Auditor, the Joint Audit Committee and by other personnel in Community Bank. In addition, the public accounting firm, registered with the Public Accounting Company Oversight Board ("registered public accounting firm"), conducting the audit of our financial statements examines our assertion that we maintain effective internal controls. The overall goals of these various activities are to monitor our Disclosure Controls and Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change, with improvements and corrections, as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our and Community Bank's Internal Controls, and whether we had identified any acts of fraud involving personnel who have a significant role in our and Community Bank's Internal Controls. This information was important both for the Controls Evaluation generally and because item no. 5 in the Section 302 Certifications require that the CEO and CFO disclose that information to our Joint Audit Committee, the registered public accounting firm and in this section of our Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. According to auditing guidance, a "material weakness" is defined as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. In addition, we sought to deal with other control matters in the Controls Evaluation, and in each case, if a problem was identified, we considered what revision, improvement and/or correction to make regarding our on-going procedures.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation ("Evaluation Date") to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic Exchange Act reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

DIRECTORS

At December 31, 2003, we had 13 directors. Our directors are elected at each annual meeting of stockholders for a one-year term and until their successors are duly elected and qualified. A majority of the directors have been determined by the Board of Directors to satisfy the independence requirements mandated by the SEC, The NASDAQ Stock Market(R) and any related banking laws.

The following information is presented for each of our current directors, all of whom have been nominated to become a director at our 2004 Annual Stockholders Meeting.

                            AGE AS OF                                                        DIRECTOR
         NAME            MARCH 17, 2004       PRINCIPAL OCCUPATION FOR PAST FIVE YEARS         SINCE
------------------------------------------------------------------------------------------------------
David L. Baker                 58        Senior Vice President of Community Bank, President    1988
                                         and Chief Executive Officer of Comm Bancorp, Inc.
                                         and Community Bank from 1999 to 2000.

Thomas M. Chesnick             69        Retired. Vice President of Community Bank in 1999.    2000

William F. Farber, Sr.         66        President and Chief Executive Officer of Comm         1983
                                         Bancorp, Inc. and Community Bank since 2001.
                                         Retired from 1999 to 2000.

Judd B. Fitze                  52        Partner in Farr, Davis & Fitze, a law firm.           1995

Dean L. Hesser                 37        President of Tom Hesser Chevrolet, Inc., Tom          2003
                                         Hesser Ford, LLC and Tom Hesser Nissan, LLC,
                                         automobile dealerships.

John P. Kameen                 62        Publisher of The Forest City News.                    1983

William A. Kerl                67        President of Carbondale Concrete Company, Inc. and    2000
                                         Kerl Coal, Oil & Trucking Company, Inc.

Erwin T. Kost                  60        President of Kost Tire Distributors, Inc.             1997

Susan F. Mancuso               52        Partner in Mancuso & Mancuso, Accounting & Tax        2003
                                         Service.

Robert A. Mazzoni              55        Judge of the Court of Common Pleas of Lackawanna      2000
                                         County since July 25, 2001. Partner in Mazzoni &
                                         Karam, a law firm, from 1999 to July 24, 2001.

J. Robert McDonnell            68        Owner of McDonnell's Restaurant.                      1983

Joseph P. Moore, III(1)        52        President of J.J. Motors, Inc., an automobile         2000
                                         dealership.

Eric G. Stephens               52        Auto Dealer, H.L. Stephens & Son,                     1988
                                         an automobile dealership.

(1) A son of Joseph P. Moore, Jr., who owns beneficially more than five percent of our common stock.

COMMITTEES

Our Board of Directors has two standing committees, namely the Nominating and Corporate Governance Committee and the Joint Audit Committee, which also serves as the audit committee for Community Bank. Each member of these committees satisfies the independence requirements applicable to the SEC, The NASDAQ Stock Market(R) and any related banking laws.

The Nominating and Corporate Governance Committee assists the Board of Directors in fulfilling their corporate oversight responsibilities. The primary duties of this committee are to:

         - Develop and recommend corporate governance policies and guidelines for us and monitor our compliance with these policies and guidelines; and

         - Identify and recommend to the Board, director nominees and committee member candidates.

The following directors are members of the Nominating and Corporate Governance
Committee: Robert A. Mazzoni, Chairman; Dean L. Hesser; Joseph P. Moore, III and Eric G. Stephens. The Nominating and Corporate Governance Committee operates pursuant to a Charter approved and adopted by our Board of Directors on March 17, 2004. The Charter of the Nominating and Corporate Governance Committee is filed at Exhibit 99(ii) to this report and is incorporated in its entirety by reference under this Item 10. Copies of this Charter will be provided, without charge, upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations.

The Joint Audit Committee is responsible for assisting the Boards of Directors' oversight of:

         -    The integrity of our financial statements;

         - The audit by the public accounting firm registered with the Public Company Accounting Oversight Board (the "registered public accounting firm") of our financial statements;

         -    Our report on internal controls;

         - The registered public accounting firm and internal auditing firms' qualifications and independence; and

         -    The performance of our internal audit function.

The following directors are members of the Joint Audit Committee: Erwin T. Kost, Chairman; Robert A. Mazzoni; Susan F. Mancuso and Eric G. Stephens. The Joint Audit Committee operates pursuant to a Charter approved and adopted by our Board of Directors on March 17, 2004. The Charter of the Joint Audit Committee is filed at Exhibit 99(i) to this report and is incorporated in its entirety by reference under this item 10. The text of this Charter is posted on our website at http://www.combk.com. Copies of this Charter will be provided, without charge, upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations.

Our Board of Directors has identified Mrs. Mancuso as the Joint Audit Committee's financial expert. Mrs. Mancuso is a licensed Pennsylvania public accountant. Mrs. Mancuso received degrees of a Bachelor of Science in Accounting and a Master of Business Administration. From 1976 to the present, she has practiced in the area of taxation, specializing in taxation and financial advisement. During the years 1980 through 1986, she was engaged to perform governmental and school audits. She is a licensed Accredited Tax Preparer and Tax Advisor and member of the National Society of Public Accountants and the Pennsylvania Society of Public Accountants.

In fulfilling its oversight responsibilities, the Joint Audit Committee reviewed with us the audited financial statements and the footnotes to those statements for our fiscal year 2003 Annual Report to Stockholders and discussed with us the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Joint Audit Committee reviewed and discussed with the registered public accounting firm their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters required to be discussed by the Joint Audit Committee with the registered public accounting firm under auditing standards generally accepted in the United States of America. Our registered public accounting firm has expressed the opinion that our audited financial statements present fairly, in all material respects, our financial position, the results of operations and cash flows for the fiscal year 2003, in conformity with accounting principles generally accepted in the United States of America.

The Joint Audit Committee discussed with the registered public accounting firm the registered public accounting firm's independence from us and our management, and received the written disclosures and the letter from the registered public accounting firm required by the Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees."

Prior to the issuance of this report, the Joint Audit Committee discussed with the registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61, "Communication with Audit Committees," including the overall scope and plans for their respective audits. In addition, the Joint Audit Committee met with the internal auditing firm, the internal auditor and the registered public accounting firm to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting.

In reliance on the reviews and discussions referred to above, the Joint Audit Committee recommended to the Board of Directors that the audited financial statements be included in this report. The Joint Audit Committee also recommended to the Board of Directors the selection of Kronick Kalada Berdy & Co., Certified Public Accountants, to serve as our registered public accounting firm.

DIRECTOR QUALIFICATIONS AND NOMINATING PROCESS

The Nominating and Corporate Governance Committee is responsible to search for qualified candidates for director for us and Community Bank. The Committee performs its nominating function in accordance with the Charter of the Nominating and Corporate Governance Committee and our Bylaws. The text of the Charter of the Nominating and Corporate Governance Committee and our Bylaws are posted on our website at http://www.combk.com. In making recommendations for nomination as a director, the committee reviews and considers the qualifications, strengths and abilities of the potential candidates, including new candidates that may be identified from time to time through our internal search and review procedures or as a result of stockholder recommendations. For new candidates, the review process becomes more involved as it becomes increasingly likely that a particular candidate may be recommended for nomination. In deciding whether to recommend the re-nomination of an incumbent director or the nomination of a director who previously served as an officer or director, the committee considers their prior performance as a director or officer. The committee also makes specific recommendations to the Board regarding the directors who it believes should be appointed to particular committees of the Board, based upon its review and assessment of the qualifications and abilities of the individual directors and the differing functions and membership requirements of the committees.

The committee works with the Board, on an ongoing basis, to identify the particular qualities and abilities that we generally seek in our directors, and the mix of experience, expertise and attributes that are sought or required for the Board as a whole. These qualities and attributes include, but are not limited to, integrity, business acumen, financial literacy and community involvement. Target attributes for our Board as a whole include independence, diversity of background and experience, and a range of expertise across all areas vital to corporate governance, including financial expertise and knowledge of the banking business. All candidates for nomination are evaluated against these target qualities and attributes, as well as our particular needs at the time, both on the Board and on committees of the Board. The committee will determine, in its sole discretion, whether a nominee meets the quality and attribute standards.

The committee oversees the internal procedures, adopted from time to time, to assist in the identification of suitable candidates to serve as directors. The committee also has the authority to retain professional consultants to assist in the task of identifying possible candidates, although it did not do so in 2003.

The Board gives substantial weight to the recommendations of the Nominating and Corporate Governance Committee in selecting nominees for election or appointment as directors. Under normal circumstances, the Board will not select nominees, including incumbent directors, who have not been recommended by a majority of the Nominating and Corporate Governance Committee members.

Under Section 10.1 of our Amended and Restated Bylaws, a stockholder may also nominate a person for director to be elected at our annual meeting. A stockholder must submit a nomination for director to the Secretary of the Board of Directors, in writing, no later than the close of business on the 60th day preceding the date for the annual meeting. This notification must contain the following information:

         -    The nominee's name and address;

         -    The nominee's principal occupation;

         - The number of shares of the Company's common stock held by the notifying stockholder and the nominee; and

         - A certification, under oath before a notary public, that a nominee meets the eligibility requirements under Section 10.3 of the Company's Amended and Restated Bylaws.

Under Section 10.3, a person is not qualified to serve as a director if he or she:

         - Is under indictment for, or has ever been convicted of, a criminal offense involving dishonesty or breach of trust and the penalty for such offense could be imprisonment for more than one year;

         - Is a person against whom a federal or state bank regulatory agency has, within the past ten years, issued a cease and desist order for conduct involving dishonesty or breach of trust and that order is final and not subject to appeal;

         - Has been found either by any federal or state regulatory agency whose decision is final and not subject to appeal or by a court to have (i) breached a fiduciary duty involving personal profit or
              (ii) committed a willful violation of any law, rule or regulation governing banking, securities, commodities or insurance, or any final cease and desist order issued by a banking, securities, commodities or insurance regulatory agency; or

         - Has been nominated by a person who would be disqualified from serving as a director of this Company under the above eligibility requirements.

If a stockholder's nomination is not timely and in proper form or in accordance with the above requirements, the nominee will not be recommended by the Nominating and Corporate Governance Committee for consideration for nomination by the full Board of Directors. Furthermore, nominations, not timely and in proper form, shall be disregarded by the presiding officer of the annual meeting, and upon his or her instruction, the vote tellers may disregard all votes cast for such nominee.

COMMUNICATIONS WITH DIRECTORS

Security holders and other interested parties who wish to communicate with our directors may do so by writing to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations-Corporate Secretary. The Office of the Corporate Secretary will forward such written correspondence to the applicable director or to the Nominating and Corporate Governance Committee if such correspondence is not addressed to a specific director. Periodically, the Nominating and Corporate Governance Committee will summarize all stockholder communications it has received and will make all such communications available for the directors' review. In order to efficiently process all stockholder communications, the Nominating and Corporate Governance Committee, with the Board's approval, may seek the assistance of counsel or advisors in reviewing and evaluating particular communications. In all cases, the complete text of communications will be made available to the directors in an appropriate and timely manner.

EXECUTIVE OFFICERS

Our executive officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report.

The following information is presented for our executive officers:

                                                                                       AGE AS OF
                 NAME AND POSITION                      HELD SINCE  EMPLOYEE SINCE  MARCH 17, 2004
--------------------------------------------------------------------------------------------------
William R. Boyle                                           2001        2001(1)            44
Senior Vice President and Chief Credit Officer

William F. Farber, Sr.                                     2001        2001(2)            66
President and Chief Executive Officer

John P. Kameen                                             1996            (3)            62
Secretary

J. Robert McDonnell                                        1983            (3)            68
Vice Chairman

Scott A. Seasock                                           1989        1989               46
Executive Vice President and Chief Financial Officer

(1) Senior Vice President and Chief Credit Officer since 2001. Vice President of Community Bank from 1999 to 2000.

(2) President and Chief Executive Officer since 2001. Retired from 1999 to 2000.

(3) Not our employee or an employee of Community Bank.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Executive officers, directors and "beneficial owners" of more than 10.0 percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Stock Market(R) pursuant to
Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2003.

CODE OF ETHICS

We adopted a Code of Ethics (the "Code") for Senior Financial Officers that applies to the CEO (Principal Executive Officer), CFO (Principal Financial Officer) and Vice President of Finance (Principal Accounting Officer). The Code has been filed as Exhibit 14 to this report and is incorporated in its entirety by reference under this Item 10. The text of the Code is posted on our website at http://www.combk.com. Copies of our Code will be provided without charge upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations. Any amendment to, or waiver from, the provisions of the Code that require disclosure under applicable rules of the SEC or The NASDAQ Stock Market(R) will be disclosed along with the reasons for the amendment or waiver in Item 10 of a current report on Form 8-K and posted on our website.

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

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM COMPENSATION
                                                                               ------------------------------
                                            ANNUAL COMPENSATION                      AWARDS          PAYOUTS
                             ----------------------------------------------    --------------------  --------
                                                               OTHER ANNUAL              RESTRICTED     LTIP      ALL OTHER
                                      SALARY        BONUS      COMPENSATION    OPTIONS      STOCK     PAYOUTS   COMPENSATION
       NAME AND POSITION     YEAR       ($)          ($)          ($)(3)         (#)         (#)        ($)        ($)(4)
---------------------------  ----   ----------   ---------     ------------    -------   ----------   -------   ------------
William F. Farber, Sr.       2003   188,872(1)   11,500(2)         -0-           -0-         -0-        -0-         6,446
President and                2002   180,463(1)   11,500(2)         -0-           -0-         -0-        -0-           -0-
Chief Executive Officer      2001    95,000(1)   11,500(2)         -0-           -0-         -0-        -0-           -0-

Scott A. Seasock             2003   115,319      12,000            -0-           -0-         -0-        -0-         5,966
Executive Vice President     2002   104,046      12,000            -0-           -0-         -0-        -0-         6,525
and Chief Financial Officer  2001   100,517      12,000            -0-           -0-         -0-        -0-         2,344

William R. Boyle             2003   109,494       5,000            -0-           -0-         -0-        -0-         5,427
Senior Vice President        2002    95,084      10,425            -0-           -0-         -0-        -0-         5,929
and Chief Credit Officer     2001    68,447      10,000            -0-           -0-         -0-        -0-         1,449

(1)      Includes director fees of $60,000 in 2003, 2002 and 2001.

(2)      Includes director bonus of $1,500 in 2003, 2002 and 2001.

(3) Aggregate perquisites and other personal benefits were less than 10.0 percent of the salary and bonus reported, and therefore, need not be presented.

(4) Represents contributions Community Bank made on behalf of Mr. Farber, Mr. Seasock and Mr. Boyle pursuant to the defined contribution plan.

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

The compensation of top executives is reviewed and approved annually by the Board of Directors. The top executives whose compensation is determined by this committee include the CEO and all other executive management. As a guideline for review in determining base salaries, this committee uses information comprised from a Pennsylvania bank peer group. This bank peer group is different from the peer group utilized for the performance chart. The Pennsylvania bank peer group has been utilized because of common industry issues and competition for the same executive talent group.

EXECUTIVE COMPENSATION

The Board of Directors has determined that the 2003 compensation for the President and CEO of $200,372, the Executive Vice President and CFO of $127,319 and the Senior Vice President and Chief Credit Officer ("CCO") of $114,494 were appropriate in light of our 2003 performance accomplishments. There is no direct correlation, however, between such compensation and our performance, nor is there any weight given by the Executive Compensation Committee to any specific individual criteria. Such 2003 compensation was based on the Executive Compensation Committee's subjective determination after review of all information that it deemed relevant.

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

During 2003, annual discretionary contributions of $82,714 were allocated among participants' accounts under the defined contribution plan. Matching contributions under the 401(k) feature of the plan totaled $127,323 in 2003. Community Bank contributed $6,446 for Mr. Farber, $5,966 for Mr. Seasock and $5,427 for Mr. Boyle to the plan in 2003. Mr. Farber has three (3) years, Mr. Seasock has seventeen (17) years and Mr. Boyle has nineteen (19) years of credited service under the plan.

EXECUTIVE EMPLOYMENT AGREEMENTS

We have entered into written ongoing employment agreements with Scott A. Seasock, Executive Vice President and CFO, and William R. Boyle, Senior Vice President and CCO. The employment agreement with Mr. Boyle filed as exhibit
10.02 in our quarterly report on Form 10-Q for the period ended September 30, 2001, was amended on November 19, 2003. The amendment is filed as Exhibit 10 to this report and is incorporated in its entirety by reference under this Item 11.

The employment agreements contain severance payments based on non-renewal of the agreements or a change in control of us or Community Bank. In the event that we give notice of our intent not to renew the employment agreement, then the affected officer may, at his sole discretion, terminate his employment and receive a severance payment equal to 24 months of his then current salary plus any vested employee benefits.

If a change in control of us or Community Bank has occurred and the officer is terminated by reason of such change in control or for any other good reason, then we or our successor is obligated to pay the terminated officer his then current salary and maintain his long-term disability and medical benefits for a period of 24 months. All other benefits of the officer shall cease upon termination under one of these conditions.

A change in control under these agreements is defined as:

         - A substantial sale or disposition of our or Community Bank's assets or operations;

         - A person holding beneficial ownership of enough shares of our stock to gain majority control of the Boards of Directors; or

         - At any time during any 24 consecutive months commencing with the date of the agreements, a majority of the directors of us or Community Bank are persons who were not members of the respective boards at the beginning of such period, unless changes in the boards' membership were the result of death, voluntary resignation or retirement.

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

         -    Any material breach of the agreement by us or Community Bank; or

         -    A change in control.

FIVE-YEAR PERFORMANCE GRAPH

The following line graph compares the cumulative total stockholder return on our common stock, based on the market price change and assumes reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Stock Market(R) (US Companies) and the index for Mid-Atlantic Bank Stocks (Delaware, Maryland, New Jersey, New York, Pennsylvania and Washington, D.C. Companies) during the five-year period ended December 31, 2003. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

[GRAPH]

                                                                        1998      1999     2000   2001   2002  2003
                                                                        ----      ----     ----   ----   ----  ----
_________   Comm Bancorp, Inc....................................      100.0     141.5    111.4  106.0  134.4  147.4
-- - - --   The NASDAQ Stock Market(R) (US Companies)............      100.0     186.0    113.2   89.7   61.7   92.9
---------   Mid-Atlantic Bank Stocks.............................      100.0     127.1    155.7  146.7  112.9  160.5

NOTES:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indices are reweighed daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.       The index level for all series was set to $100.0 on 12/31/98.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This section describes how much stock our directors and executive officers own. It also describes the persons or entities that own more than 5.0 percent of our voting stock.

STOCK OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

This table indicates the number of shares of our common stock owned by the directors and executive officers as of March 17, 2004. The aggregate percentage of shares owned by all directors and executive officers is 16.87 percent. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

                                                         AMOUNT AND NATURE OF
       NAME OF INDIVIDUAL OR IDENTITY OF GROUP          BENEFICIAL OWNERSHIP(1)  PERCENT OF CLASS
-----------------------------------------------------   -----------------------  ----------------
David L. Baker                                                14,161.464                ---
William R. Boyle(2)                                            1,883.190                ---
Thomas M. Chesnick                                            26,611.283               1.40%
William F. Farber, Sr.                                       164,570.000               8.63%
Judd B. Fitze                                                 14,966.595                ---
Dean L. Hesser                                                   100.000                ---
John P. Kameen                                                20,572.000               1.08%
William A. Kerl                                               15,322.257                ---
Erwin T. Kost                                                 10,193.946                ---
Susan F. Mancuso                                               2,717.683                ---
Robert A. Mazzoni                                                100.000                ---
J. Robert McDonnell                                           35,139.000               1.84%
Joseph P. Moore, III                                             100.000                ---
Scott A. Seasock(2)                                            6,112.510                ---
Eric G. Stephens                                               9,202.209                ---
All Directors and Executive Officers as a group (13          321,752.137              16.87%
Directors 5 Executive Officers, 15 persons in total)

(1) Includes shares held (i) directly; (ii) jointly with spouse; (iii) by spouse; (iv) jointly with various relatives; (v) by the transfer agent in our dividend reinvestment account; (vi) individually in employee benefit plans; and (vii) in various trusts.

(2)      Executive officer, not a director.

VOTING STOCK OWNED BY "BENEFICIAL OWNERS"

The following are the persons or entities known by us to own beneficially more than 5.0 percent of our common stock as of March 17, 2004.

  NAME AND ADDRESS     NUMBER OF SHARES(1)  PERCENT OF CLASS
---------------------  -------------------  ----------------
Joseph P. Moore, Jr.       181,935.000            9.54%
400 Williamson Road
Gladwyne, PA 19035

William F. Farber, Sr.     164,570.000            8.63%
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

The total consolidated loans made by Community Bank at December 31, 2003, to our directors and officers as a group, members of their immediate families and companies in which they have a 10.0 percent or more ownership interest was $5.6 million or 12.0 percent of our total consolidated capital accounts. The largest aggregate balance for these loans in 2003 was $9.9 million or 21.3 percent of our total consolidated capital accounts. During 2003, advances and repayments on these loans were $13.0 million and $13.5 million. These loans did not involve more than the normal risk of collectibility nor did they present any other unfavorable features.

From time to time, we engage Judd B. Fitze to represent us as our attorney. Mr. Fitze is a director of us and Community Bank. Mr. Fitze billed $8,779 in 2003 for his legal services on our behalf.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed for professional services rendered by our registered public accounting firm, for each of the two years ended December 31, 2003 and 2002 are summarized as follows:

                                             2003       2002
                                           --------   --------
Audit fees(1) ..........................   $ 51,425   $ 49,941
Audit-related fees(2) ..................      3,940      7,450
Other fees(3) ..........................     16,280      5,319
Other fees(4) ..........................      5,540      6,437
                                           --------   --------
  Total ................................   $ 77,185   $ 69,147
                                           ========   ========

(1) Audit fees consist of fees billed for services rendered for the audit of our annual financial statements on Form 10-K and review of financial statements included in our Form 10-Q, or services that are normally provided in connection with statutory and regulatory filings.

(2) Audit-related fees consist of fees billed for services rendered for assurance and related services on our employee benefit plan and our electronic data processing control procedures.

(3) Tax fees consist of fees billed for services rendered for the preparation of federal and state tax returns, tax compliance, tax advice and tax planning.

(4) Other fees consist of fees billed for services rendered for performing agreed upon procedures with regard to our Trust Division and those required by the Federal National Mortgage Corporation.

The Audit Committee's pre-approval policies and procedures related to products and services provided by its registered public accounting firm are set forth in the Charter of the Joint Audit Committee of us and Community Bank. This Audit Charter is filed as Exhibit 99(i) to this report and is incorporated in its entirety by reference under this Item 14. For the two years ended December 31, 2003 and 2002, all of the Audit Fees, Audit-Related Fees, Tax Fees and Other Fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       The consolidated financial statements and notes to these
                  statements as well as the applicable report of the registered public accounting firm are filed at Exhibit 13 to this report and are incorporated in their entirety by reference under this
                  Item 15(a)1.

         2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes to these statements.

         3. The exhibits required by Item 601 of Regulation S-K are included under Item 15(c) to this report.

(b) Reports on Form 8-K:

On October 21, 2003, we filed a current report on Form 8-K to disclose our results of operations for the three months ended September 30, 2003, under Item 12.

(c) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K                        Description of Exhibit
--------------------------   -------------------------------------------------------------
            2                                   None.
            3(i)                                None.
            3(ii)                               None.
            4                                   None.
            9                                   None.
           10                Amendment No. 1 to the Executive Employment
                             Agreement Dated October 1, 2001, Among Comm
                             Bancorp, Inc., Community Bank and Trust
                             Company and William R. Boyle.
           11                                   None.
           12                                   None.
           13                Portions of the Annual Report to
                             Stockholders for Fiscal Year Ended December
                             31, 2003.
           14                Code of Ethics For Senior Financial Officers.
           16                                   None.
           18                                   None.
           21                List of Subsidiaries of the Company.
           22                                   None.
           23                                   None.
           24                                   None.
           31(i)             CEO certification pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002.
           31(ii)            CFO certification pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002.
           32(i)             CEO certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002.
           32(ii)            CFO certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002.
           99(i)             Charter of the Joint Audit Committee.
           99(ii)            Charter of the Nominating and Corporate Governance Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.
(Registrant)

BY: /s/ William F. Farber, Sr.                        March 17, 2004
    ---------------------------------------
    William F. Farber, Sr.,
    President and Chief Executive Officer
    Chairman of the Board
    (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature and Capacity                            Date

/s/ David L. Baker                                   March 17, 2004
------------------------------------
David L. Baker, Director

/s/ Thomas M. Chesnick                               March 17, 2004
------------------------------------
Thomas M. Chesnick, Director

/s/ William F. Farber, Sr.                           March 17, 2004
------------------------------------
William F. Farber, Sr.,
President and Chief Executive Officer
Chairman of the Board/Director
(Principal Executive Officer)

/s/ Judd B. Fitze                                    March 17, 2004
------------------------------------
Judd B. Fitze, Director

/s/ Stephanie A. Ganz                                March 17, 2004
------------------------------------
Stephanie A. Ganz,
Vice President of Finance
(Principal Accounting Officer)

/s/ Dean L. Hesser                                   March 17, 2004
------------------------------------
Dean L. Hesser, Director

/s/ John P. Kameen                                   March 17, 2004
------------------------------------
John P. Kameen, Secretary/Director

/s/ William A. Kerl                                  March 17, 2004
------------------------------------
William A. Kerl, Director

/s/ Erwin T. Kost                                    March 17, 2004
------------------------------------
Erwin T. Kost, Director

/s/ Susan F. Mancuso                                 March 17, 2004
------------------------------------
Susan F. Mancuso, Director

/s/ Robert A. Mazzoni                                March 17, 2004
------------------------------------
Robert A. Mazzoni, Director

/s/ J. Robert McDonnell                              March 17, 2004
------------------------------------
J. Robert McDonnell,
Vice Chairman/Director

/s/ Joseph P. Moore, III                             March 17, 2004
------------------------------------
Joseph P. Moore, III, Director

/s/ Scott A. Seasock                                 March 17, 2004
------------------------------------
Scott A. Seasock, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)

/s/ Eric G. Stephens                                 March 17, 2004
------------------------------------
Eric G. Stephens, Director

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER    DESCRIPTION
-------    -----------
  10      Amendment No. 1 to the Executive Employment Agreement dated October 1, 2001, Among Comm
          Bancorp, Inc., Community Bank and Trust Company and William R. Boyle

  13      Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 2003

  14      Code of Ethics for Senior Financial Officers

  21      List of Subsidiaries of the Company

  31(i)   CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31(ii)  CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32(i)   CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32(ii)  CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99(i)   Charter of the Joint Audit Committee

  99(ii)  Charter of the Nominating and Corporate Governance Committee