Form 10-Q
period 2004-03-31
COMM BANCORP INC
filed 2004-05-17
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------- to --------------------------

Commission file number 0-17455

                               COMM BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                   23-2242292
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

125 NORTH STATE STREET, CLARKS SUMMIT, PA                  18411
-----------------------------------------                ----------
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,902,151 at May 11, 2004.

                                  Page 1 of 50
                            Exhibit Index on Page 44

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 MARCH 31, 2004

                                      INDEX

CONTENTS                                                                        PAGE NO.
--------                                                                        --------
PART I. FINANCIAL INFORMATION:

  Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income -
      for the Three Months Ended March 31, 2004 and 2003.........                  3
     Consolidated Balance Sheets - March 31, 2004, and December
      31, 2003...................................................                  4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Three Months Ended March 31, 2004..................                  5
     Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2004 and 2003..............................                  6
     Notes to Consolidated Financial Statements..................                  7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................                  8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk..................................................                  *

  Item 4: Controls and Procedures................................                 40

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings......................................                 41

  Item 2: Changes in Securities and Use of Proceeds and Issuer
          Purchases of Equity Securities.........................                 41

  Item 3: Defaults Upon Senior Securities........................                 41

  Item 4: Submission of Matters to a Vote of Security Holders....                 41

  Item 5: Other Information......................................                 41

  Item 6: Exhibits and Reports on Form 8-K.......................                 41

  Signatures.....................................................                 43
  Exhibit Index..................................................                 44

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                   2004           2003
                                                                                  -----------     -----------
INTEREST INCOME:
Interest and fees on loans:
  Taxable ...................................................................     $     5,289     $     5,552
  Tax-exempt ................................................................             205             191
Interest and dividends on investment
securities available-for-sale:
  Taxable ...................................................................             535             658
  Tax-exempt ................................................................             393             400
  Dividends .................................................................              10              14
Interest on federal funds sold ..............................................              16              28
                                                                                  -----------     -----------
    Total interest income ...................................................           6,448           6,843
                                                                                  -----------     -----------
INTEREST EXPENSE:
Interest on deposits ........................................................           2,238           2,672
                                                                                  -----------     -----------
    Total interest expense ..................................................           2,238           2,672
                                                                                  -----------     -----------
    Net interest income .....................................................           4,210           4,171
Provision for loan losses ...................................................             150             120
                                                                                  -----------     -----------
    Net interest income after provision for loan losses .....................           4,060           4,051
                                                                                  -----------     -----------

NONINTEREST INCOME:
Service charges, fees and commissions .......................................             726             696
Net gains on sale of loans ..................................................             196             390
                                                                                  -----------     -----------
    Total noninterest income ................................................             922           1,086
                                                                                  -----------     -----------
NONINTEREST EXPENSE:
Salaries and employee benefits expense ......................................           1,726           1,696
Net occupancy and equipment expense .........................................             664             540
Other expenses ..............................................................           1,237           1,189
                                                                                  -----------     -----------
Total noninterest expense ...................................................           3,627           3,425
                                                                                  -----------     -----------
Income before income taxes ..................................................           1,355           1,712
Provision for income tax expense ............................................             175             382
                                                                                  -----------     -----------
    Net income ..............................................................           1,180           1,330
                                                                                  -----------     -----------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on investment securities available-for-sale             550            (236)
Income tax expense (benefit) related to other comprehensive income (loss) ...             187             (80)
                                                                                  -----------     -----------
    Other comprehensive income (loss), net of income taxes ..................             363            (156)
                                                                                  -----------     -----------
    Comprehensive income ....................................................     $     1,543     $     1,174
                                                                                  ===========     ===========

PER SHARE DATA:
Net income ..................................................................     $      0.62     $      0.68
Cash dividends declared .....................................................     $      0.22     $      0.22
Average common shares outstanding ...........................................       1,907,573       1,946,217

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                            2004         2003
                                                                                         ---------    ------------
ASSETS:
Cash and due from banks ............................................................     $   9,121    $     17,099
Federal funds sold .................................................................         9,750          11,500
Investment securities available-for-sale ...........................................       101,982         105,248
Loans held-for-sale, net ...........................................................         4,062           3,205
Loans, net of unearned income ......................................................       365,280         357,940
  Less: allowance for loan losses ..................................................         3,652           3,584
                                                                                         ---------    ------------
Net loans ..........................................................................       361,628         354,356
Premises and equipment, net ........................................................        12,361          12,484
Accrued interest receivable ........................................................         2,170           2,229
Other assets .......................................................................         3,556           3,331
                                                                                         ---------    ------------
    Total assets ...................................................................     $ 504,630    $    509,452
                                                                                         =========    ============

LIABILITIES:
Deposits:
  Noninterest-bearing ..............................................................     $  58,296    $     59,119
  Interest-bearing .................................................................       395,071         400,347
                                                                                         ---------    ------------
    Total deposits .................................................................       453,367         459,466
Accrued interest payable ...........................................................         1,108           1,143
Other liabilities ..................................................................         2,461           2,302
                                                                                         ---------    ------------
    Total liabilities ..............................................................       456,936         462,911
                                                                                         ---------    ------------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 March 31, 2004, 1,907,377 shares; December 31, 2003, 1,906,528 shares .............           629             629
Capital surplus ....................................................................         6,637           6,576
Retained earnings ..................................................................        37,952          37,223
Accumulated other comprehensive income .............................................         2,476           2,113
                                                                                         ---------    ------------
    Total stockholders' equity .....................................................        47,694          46,541
                                                                                         ---------    ------------
    Total liabilities and stockholders' equity .....................................     $ 504,630    $    509,452
                                                                                         =========    ============

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        ACCUMULATED
                                                                                           OTHER           TOTAL
                                                      COMMON    CAPITAL    RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                                      STOCK     SURPLUS    EARNINGS        INCOME          EQUITY
                                                      ------    -------    --------    -------------    -------------
BALANCE, DECEMBER 31, 2003........................    $  629    $ 6,576    $ 37,223    $       2,113    $      46,541
Net income........................................                            1,180                             1,180
Dividends declared: $0.22 per share...............                             (420)                             (420)
Dividend reinvestment plan: 1,699 shares issued...                   63                                            63
Repurchase and retirement: 850 shares.............                   (2)        (31)                              (33)
Net change in other comprehensive income..........                                               363              363
                                                      ------    -------    --------    -------------    -------------
BALANCE, MARCH 31, 2004...........................    $  629    $ 6,637    $ 37,952    $       2,476    $      47,694
                                                      ======    =======    ========    =============    =============

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                           2004          2003
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................     $  1,180      $  1,330
Adjustments:
  Provision for loan losses ...........................................          150           120
  Depreciation, amortization and accretion ............................          633           910
  Amortization of loan fees ...........................................          (26)          (41)
  Deferred income tax benefit .........................................          (11)          (18)
  Loss on disposition of equipment ....................................           17
  Losses on sale of foreclosed assets .................................            2            14
  Changes in:
    Loans held for sale, net ..........................................         (857)          153
    Accrued interest receivable .......................................           59           (27)
    Other assets ......................................................         (367)          164
    Accrued interest payable ..........................................          (35)          (46)
    Other liabilities .................................................          (22)         (219)
                                                                            --------      --------
      Net cash provided by operating activities .......................          706         2,357
                                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of investment securities available-for-sale ..        3,986        14,210
Purchases of investment securities available-for-sale .................         (410)       (5,770)
Proceeds from sale of foreclosed assets ...............................          140            26
Net increase in lending activities ....................................       (7,459)       (4,685)
Purchases of premises and equipment ...................................         (203)         (305)
                                                                            --------      --------
      Net cash provided by (used in) investing activities .............       (3,946)        3,476
                                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts .........       (6,811)         (217)
  Time deposits .......................................................          712         4,298
Proceeds from the issuance of common shares ...........................           63            53
Repurchase and retirement of common shares ............................          (33)          (10)
Cash dividends paid ...................................................         (419)         (408)
                                                                            --------      --------
      Net cash provided by (used in) financing activities .............       (6,488)        3,716
                                                                            --------      --------
      Net increase (decrease) in cash and cash equivalents ............       (9,728)        9,549
      Cash and cash equivalents at beginning of year ..................       28,599        21,383
                                                                            --------      --------
      Cash and cash equivalents at end of period ......................     $ 18,871      $ 30,932
                                                                            ========      ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest ............................................................     $  2,273      $  2,718
Noncash items:
  Transfers of loans to foreclosed assets .............................           63           202
  Unrealized losses (gains) on investment securities available-for-sale     $   (363)     $    156

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 2003.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The larger size of these companies affords them the opportunity to offer some specialized products and services not offered by us. We are constantly striving to meet the convenience and needs of our customers and to enlarge our customer base, however, we cannot assure that these efforts will be successful.

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to establish critical accounting policies and make accounting estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change in the next year relate to the allowance for loan losses, fair value of financial instruments and the valuations of real estate acquired through foreclosure and intangible assets. Actual amounts could differ from those estimates.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions.

The allowance for loan losses account consists of an allocated element and an unallocated element. The allocated element consists of a specific portion for the impairment of loans individually evaluated and a formula portion for the impairment of those loans collectively evaluated. The unallocated element is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using the above impairment evaluation methodology due to limitations in the process.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Management monitors the adequacy of the allocated portion of the allowance quarterly and adjusts the allowance for any deficiencies through normal operations. This self-correcting mechanism reduces potential differences between estimates and actual observed losses. In addition, the unallocated portion of the allowance is examined quarterly to ensure that it remains relatively constant in relation to the total allowance unless there are changes in the related criteria that would indicate a need to either increase or decrease it. The determination of the allowance for loan loss level is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, management cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required resulting in an adverse impact on operating results.

Fair values of financial instruments, in cases where quoted market prices are not available, are based on estimates using present value or other valuation techniques which are subject to change.

Real estate acquired in connection with foreclosures or in satisfaction of loans is written-down to the lower of the related loan balance or 80.0 percent of fair market value for residential properties or 75.0 percent of fair market value for commercial properties based upon estimates derived through independent appraisals. However, proceeds realized from sales may ultimately be higher or lower than those estimates.

Intangible assets include goodwill and a core deposit intangible. We evaluate goodwill for impairment at least annually and we evaluate the useful life of the core deposit each reporting period in order to determine if it should be adjusted.

For a further discussion of our significant account policies, refer to the note entitled, "Summary of significant accounting policies," in the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the period ended December 31, 2003. This note lists the significant accounting policies used by management in the development and presentation of our financial statements. This Management's Discussion and Analysis, The Notes to the Consolidated Financial Statements, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and valuation of our financial position, results of operations and cash flows.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING ENVIRONMENT:

The United States economy grew at a 4.2 percent annual rate in the first quarter of 2004. Business investment rose 11.4 percent, the third straight quarter of double-digit growth, and personal consumption grew 3.8 percent. In addition, consumer confidence surged in April amid a positive outlook for the job market. However, inflationary pressures appear to be building. Producer prices climbed
0.5 percent in March 2004 and, despite a 3.9 percent increase in productivity, labor costs rose 1.1 percent in the first quarter, a 3.8 percent increase from one year ago. The Federal Open Market Committee ("FOMC") left short-term interest rates unchanged at the historic low of 1.00 percent during the first quarter. However, Federal Reserve Chairman, Alan Greenspan, indicated in his address to a congressional committee on April 21, 2004, that the FOMC was prepared to raise short-term interest rates later in the year to prevent price inflation.

REVIEW OF FINANCIAL POSITION:

Total assets decreased $4.8 million to $504.6 million at March 31, 2004, from $509.4 million at December 31, 2003. The change resulted primarily from a reduction of $6.1 million in total deposits to $453.4 million at the end of the first quarter of 2004. Loans, net of unearned income grew $7.4 million to $365.3 million at March 31, 2004, from $357.9 million at year-end 2003. Investment securities available-for-sale decreased $3.2 million to $102.0 million at the end of the first quarter of 2004, from $105.2 million at December 31, 2003. Federal funds sold outstanding at March 31, 2004, were $9.7 million, compared to $11.5 million at the end of 2003. Stockholders' equity grew $1.2 million to $47.7 million at the close of the first quarter, from $46.5 million at December 31, 2003. Net income and other comprehensive income of $1.2 million and $0.4 million, partially offset by net cash dividends declared of $0.4 million, primarily caused the improvement in equity.

INVESTMENT PORTFOLIO:

Our investments are predominantly comprised of mortgage-backed securities including, short-term collateralized mortgage obligations ("CMOs") of U.S. Government-sponsored agencies, and intermediate-term, tax-exempt obligations of states and municipalities. We utilize the cash flows from repayments of mortgage-backed securities to fund future loan demand and the tax-exempt obligations of states and municipalities to assist us in lowering our tax burden. Mortgage-backed securities totaled $31.6 million and represented 31.0 percent of the investment portfolio at March 31, 2004,

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

while tax-exempt state and municipal obligations were $35.4 million and represented 34.7 percent of the investment portfolio. Due to intense loan demand our investment portfolio played a less prominent role in our earning asset mix. In total, investments declined $3.2 million to $102.0 million at March 31, 2004, from $105.2 million at December 31, 2003, as repayments were directed to the loan portfolio. The investment portfolio represented 21.2 percent of earning assets at March 31, 2004, compared to 22.0 percent at December 31, 2003 and 24.7 percent one year ago.

The carrying values of the major classifications of available-for-sale securities as they relate to the total investment portfolio at March 31, 2004, and December 31, 2003, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                                                     MARCH 31,               DECEMBER 31,
                                                                       2004                      2003
                                                               AMOUNT          %          AMOUNT         %
                                                              --------     --------      --------     --------
U.S. Government agencies ................................     $ 16,382        16.06%     $ 16,377        15.56%
State and municipals:
  Taxable ...............................................       17,158        16.83        17,051        16.20
  Tax-exempt ............................................       35,350        34.66        34,788        33.05
Mortgage-backed securities ..............................       31,632        31.02        35,099        33.35
Equity securities .......................................        1,460         1.43         1,933         1.84
                                                              --------     --------      --------     --------
    Total ...............................................     $101,982       100.00%     $105,248       100.00%
                                                              ========     ========      ========     ========

For the three months ended March 31, 2004, the investment portfolio averaged $99.9 million, a decrease of $18.0 million or 15.3 percent compared to an average of $117.9 million for the same three months of 2003. The tax-equivalent yield on our investment portfolio rose 19 basis points to 4.59 percent for the first quarter of 2004 compared to 4.40 percent for the same quarter last year. In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceed from repayments and capital gains and losses, whether realized or unrealized. Total return for the investment portfolio improved to 6.8 percent for the 12 months ended March 31, 2004, from 3.3 percent for the 12 months ended December 31, 2003.

We had an unrealized holding gain of $2,476, net of income taxes of $1,276 at March 31, 2004, which was an increase of $363, net of income taxes of $187, from $2,113 at the end of 2003. The increase was predominantly related to appreciation in the market values of our holdings of taxable and tax-exempt state and municipal obligations.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at March 31, 2004, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                       AFTER ONE          AFTER FIVE
                                      WITHIN           BUT WITHIN         BUT WITHIN          AFTER
                                     ONE YEAR          FIVE YEARS          TEN YEARS         TEN YEARS            TOTAL
                                 ----------------   ----------------   ----------------   ----------------   ----------------
MARCH 31, 2004                    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD
                                 --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Amortized cost:
U.S. Government agencies.....    $  4,027    2.21%  $ 12,242    2.00%                                        $ 16,269    2.05%
State and municipals:
  Taxable....................       1,403    1.60     15,776    2.60                                           17,179    2.52
  Tax-exempt.................         656    3.31        985    2.32   $  8,248    7.85%  $ 22,451    7.59%    32,340    7.41
Mortgage-backed securities...      11,716    5.10     18,905    4.32        392    6.79         86    6.92     31,099    4.65
Equity securities............                                                                1,343    2.97      1,343    2.97
                                 --------           --------           --------           --------           --------
    Total....................    $ 17,802    4.10%  $ 47,908    3.12%  $  8,640    7.80%  $ 23,880    7.33%  $ 98,230    4.73%
                                 ========           ========           ========           ========           ========

Fair value:
U.S. Government agencies.....    $  4,051           $ 12,331                                                 $ 16,382
State and municipals:
  Taxable....................       1,403             15,755                                                   17,158
  Tax-exempt.................         665              1,006           $  9,123           $ 24,556             35,350
Mortgage-backed securities...      11,882             19,249                411                 90             31,632
Equity securities............                                                                1,460              1,460
                                 --------           --------           --------           --------           --------
    Total....................    $ 18,001           $ 48,341           $  9,534           $ 26,106           $101,982
                                 ========           ========           ========           ========           ========

LOAN PORTFOLIO:

Mortgage rates remained at historical low levels. The rate on a 30-year conventional mortgage fell 43 basis points to 5.45 percent at March 31, 2004, from 5.88 percent at year-end 2003. The historically low rates kept the housing market strong for the first quarter. Average annual sales of existing homes increased 9.4 percent, while average new home sales rose 13.8 percent when comparing the 12 months ended March 31, 2004 and 2003. In addition, strong demand was reflected by an 8.8 percent increase in the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

median price of existing homes in March 2004 compared to one year ago. Activity in our secondary mortgage department, although still strong, appears to be slowing from the intense pace experienced in the prior two years. Much of the activity in recent periods was due to refinancings which have slowed. Residential mortgage loans serviced for the Federal National Mortgage Association ("FNMA") grew $3.8 million or at an annual rate of 17.0 percent to $93.8 million at the end of the first quarter of 2004 from $90.0 million at the end of 2003. In comparison, for the first quarter of 2003, residential mortgage loans serviced for the FNMA grew at an annualized rate of 88.2 percent. For the three months ended March 31, residential mortgages sold to the FNMA totaled $6.7 million in 2004 compared to $13.6 million in 2003. Net gains realized on the sale of residential mortgages totaled $196 for the first quarter of 2004, compared to $390 for the same quarter last year.

Despite the 11.4 percent increase in business investment, commercial and industrial loans at all commercial banks decreased at an annualized rate of 4.3 percent by the end of the first quarter. Contrary to the banking industry, we continued to experience strong demand for our commercial loan products. Our business loans, including commercial loans, commercial mortgage loans and lease financing grew $13.9 million or at an annualized rate of 24.9 percent to $238.0 million at March 31, 2004 from $224.1 million at the end of 2003. As previously mentioned the majority of residential mortgage loans originated are subsequently sold in the secondary market. As a result, residential mortgage loans, including construction loans, decreased $5.6 million or 5.7 percent to $98.5 million at the end of the first quarter of 2004 from $104.1 million at year-end 2003. Manufacturers continued to offer attractive financing alternatives to consumers for the purchase of automobiles and other durable goods. As a result, our consumer loans decreased $0.8 million or 2.6 percent.

For the first quarter of 2004, loans averaged $368.1 million, an increase of $35.5 million or 10.7 percent compared to $332.6 million for the same period of 2003. The tax-equivalent yield on the loan portfolio declined 100 basis points to 6.12 percent for the first quarter of 2004, from 7.12 percent for the same quarter of 2003. Interest rates are expected to remain low before increasing towards the end of 2004, as a result we anticipate our loan yields to remain low for much of the year.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The composition of the loan portfolio at March 31, 2004, and December 31, 2003, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                               MARCH 31,                    DECEMBER 31,
                                                  2004                          2003
                                         AMOUNT            %             AMOUNT           %
                                       -----------    -----------     -----------    -----------
Commercial, financial and others ..    $   107,939          29.55%    $   100,723          28.14%
Real estate:
  Construction ....................          3,484           0.95           2,983           0.83
  Mortgage ........................        222,533          60.92         222,621          62.20
Consumer, net .....................         28,968           7.93          29,726           8.30
Lease financing, net ..............          2,356           0.65           1,887           0.53
                                       -----------    -----------     -----------    -----------
  Loans, net of unearned income ...        365,280         100.00%        357,940         100.00%
                                                      ===========                    ===========
Less: allowance for loan losses ...          3,652                          3,584
                                       -----------                    -----------
    Net loans .....................    $   361,628                    $   354,356
                                       ===========                    ===========

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans. Approximately 42.0 percent of the lending portfolio is expected to reprice within the next 12 months.

The maturity and repricing information of the loan portfolio by major classification at March 31, 2004, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                            AFTER ONE
                                                 WITHIN     BUT WITHIN       AFTER
MARCH 31, 2004                                  ONE YEAR    FIVE YEARS     FIVE YEARS     TOTAL
                                                --------    ----------     ----------   --------
Maturity schedule:
Commercial, financial and others...........     $ 55,986    $   24,353     $   27,600   $107,939
Real estate:
  Construction.............................        3,484                                   3,484
  Mortgage.................................       22,591        79,630        120,312    222,533
Consumer, net..............................       11,015        15,201          2,752     28,968
Lease financing, net.......................          863         1,493                     2,356
                                                --------    ----------     ----------   --------
    Total..................................     $ 93,939    $  120,677     $  150,664   $365,280
                                                ========    ==========     ==========   ========

Repricing schedule:
Predetermined interest rates...............     $ 44,471    $   64,727     $   54,304   $163,502
Floating or adjustable interest rates            109,098        92,626             54    201,778
                                                --------    ----------     ----------   --------
    Total..................................     $153,569    $  157,353     $   54,358   $365,280
                                                ========    ==========     ==========   ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

In the normal course of business, we are also a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments include legally binding commitments to extend credit, unused portions of home equity and credit card lines and commercial letters of credit, and involve, to varying degrees, elements of credit risk and IRR in excess of the amount recognized in the financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commercial letters of credit are conditional commitments issued by us to support customers in the purchase of commercial goods. These letters of credit are automatically renewable upon their anniversary date unless canceled by us prior to that date.

The contractual amounts of off-balance sheet commitments at March 31, 2004 and December 31, 2003, are summarized as follows:

                                                                    MARCH 31,   DECEMBER 31,
                                                                      2004          2003
                                                                    ---------   ------------
Commitments to extend credit....................................    $  45,491   $     44,025
Unused portions of home equity and credit card lines............       10,173          9,806
Commercial letters of credit....................................        2,728          2,255
                                                                    ---------   ------------
  Total.........................................................    $  58,392   $     56,086
                                                                    =========   ============

These commitments are generally issued for one year or less and often expire unused in whole or in part by the customer. We record an allowance for credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at March 31, 2004 and December 31, 2003. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

ASSET QUALITY:

Our asset quality strengthened during the first quarter of 2004, as evidenced by an improvement in the ratio of nonperforming assets as a percentage of loans, net of unearned income, to 0.49 percent at March 31, 2004 from 0.67 percent at December 31, 2003. Nonperforming assets were $1,801 at the end of the first quarter of 2004, a decrease of $606 or 25.2 percent from year-end 2003. The improved asset quality position resulted primarily from a reduction in the amount of loans past due 90 days or more and still accruing.

Accruing loans past due 90 days or more decreased $449 to $251 at March 31, 2004, from $700 at December 31, 2003. The amount of commercial, real estate

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

and consumer loans, as well as lease financing, in this category decreased from year-end. Nonaccrual loans at the end of the first quarter of 2004 were $1,368, a decrease of $78 from $1,446 at the end of 2003. Foreclosed assets decreased $79 to $182 at March 31, 2004, from $261 at the end of 2003. One loan of $63 was transferred to foreclosed assets during the first quarter and two properties with an aggregate carrying value of $140 were sold for $138, resulting in a realized loss of $2.

We anticipate the economic conditions in our local market area to remain stable for the remainder of 2004. However, should economic conditions weaken, borrowers' ability to make timely loan payments could be hindered. The possibility exists that these levels could deteriorate should this occur.

Information concerning nonperforming assets at March 31, 2004, and December 31, 2003, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                                   MARCH 31,       DECEMBER 31,
                                                                     2004             2003
                                                                 ------------      ------------
NONACCRUAL LOANS:
Commercial, financial and others ...........................     $        333      $        306
Real estate:
  Construction
  Mortgage .................................................              995             1,077
Consumer, net ..............................................               40                63
Lease financing, net
                                                                 ------------      ------------
    Total nonaccrual loans .................................            1,368             1,446
                                                                 ------------      ------------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others ...........................               17               124
Real estate:
  Construction
  Mortgage .................................................              122               352
Consumer, net ..............................................              112               151
Lease financing, net .......................................                                 73
                                                                 ------------      ------------
    Total accruing loans past due 90 days or more ..........              251               700
                                                                 ------------      ------------
    Total nonperforming loans ..............................            1,619             2,146
                                                                 ------------      ------------
Foreclosed assets ..........................................              182               261
                                                                 ------------      ------------
    Total nonperforming assets .............................     $      1,801      $      2,407
                                                                 ============      ============

Ratios:
Nonperforming loans as a percentage of loans, net ..........             0.44%             0.60%
Nonperforming assets as a percentage of loans, net .........             0.49%             0.67%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council Interagency Policy Statement and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," for loans specifically identified to be individually evaluated for impairment and the requirements of SFAS No. 5, "Accounting for Contingencies," for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning impaired loans at March 31, 2004, and December 31, 2003, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                                   MARCH 31,       DECEMBER 31,
                                                                     2004              2003
                                                                 ------------      ------------
NONACCRUAL LOANS:
Commercial, financial and others ...........................     $        333      $        306
Real estate:
  Construction
  Mortgage .................................................              995             1,077
Consumer, net ..............................................               40                63
Lease financing, net
                                                                 ------------      ------------
    Total nonaccrual loans .................................            1,368             1,446
                                                                 ------------      ------------

ACCRUING LOANS:
Commercial, financial and others ...........................              782
Real estate:
  Construction
  Mortgage .................................................              182               207
Consumer, net ..............................................               64                 1
Lease financing, net
                                                                 ------------      ------------
    Total accruing loans ...................................            1,028               208
                                                                 ------------      ------------
    Total impaired loans ...................................     $      2,396      $      1,654
                                                                 ============      ============

Ratio:
Impaired loans as a percentage of loans, net ...............             0.66%             0.46%

Information relating to the recorded investment in impaired loans at March 31, 2004 and December 31, 2003, is summarized as follows:

                                                                   MARCH 31,       DECEMBER 31,
                                                                     2004              2003
                                                                 ------------      ------------
Impaired loans:
With a related allowance ...................................     $      1,518      $        747
With no related allowance ..................................              878               907
                                                                 ------------      ------------
  Total ....................................................     $      2,396      $      1,654
                                                                 ============      ============

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The analysis of changes affecting the allowance for loan losses related to impaired loans for the quarter ended March 31, 2004, is summarized as follows:

                                              MARCH 31,
                                                 2004
                                              ---------
Balance at January 1.....................     $     377
Provision for loan losses................           210
Loans charged-off........................            20
Loans recovered..........................             3
                                              ---------
Balance at period-end....................     $     570
                                              =========

Interest income on impaired loans that would have been recognized had the loans been current, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 2004 and 2003, are summarized as follows:

THREE MONTHS ENDED MARCH 31                                        2004       2003
---------------------------                                       ------     ------
Gross interest due under terms.................................   $   29     $   45
Interest income recognized.....................................       32         25
                                                                  ------     ------
Interest income not recognized.................................   $   (3)    $   20
                                                                  ======     ======

Interest income recognized (cash-basis)........................   $   32     $   25

Average recorded investment in impaired loans..................   $1,673     $2,396

Cash received on impaired loans applied as a reduction of principal totaled $212 for the quarter ended March 31, 2004, and $140 for the same period of 2003. There were no commitments to extend additional funds to such parties at March 31, 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The allocation of the allowance for loan losses at March 31, 2004 and December 31, 2003, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                MARCH 31,                    DECEMBER 31,
                                                  2004                           2003
                                       --------------------------     --------------------------
                                                       CATEGORY                       CATEGORY
                                                         AS A                           AS A
                                                         % OF                           % OF
                                          AMOUNT         LOANS           AMOUNT         LOANS
                                       -----------    -----------     -----------    -----------
Allocated allowance:
Specific:
Commercial, financial and others ..    $       381           0.31%    $       237           0.09%
Real estate:
  Construction
  Mortgage ........................            142           0.32             124           0.36
Consumer, net .....................             47           0.03              16           0.01
Lease financing, net
                                       -----------    -----------     -----------    -----------
    Total specific ................            570           0.66             377           0.46
                                       -----------    -----------     -----------    -----------

Formula:
Commercial, financial and others ..            237          29.24             237          28.05
Real estate:
  Construction ....................                          0.95                           0.83
  Mortgage ........................            894          60.60             974          61.84
Consumer, net .....................            304           7.90             316           8.29
Lease financing, net ..............              1           0.65               1           0.53
                                       -----------    -----------     -----------    -----------
    Total formula .................          1,436          99.34           1,528          99.54
                                       -----------    -----------     -----------    -----------
    Total allocated allowance .....          2,006         100.00%          1,905         100.00%
                                                      ===========                    ===========
Unallocated allowance .............          1,646                          1,679
                                       -----------                    -----------
    Total allowance for loan losses    $     3,652                    $     3,584
                                       ===========                    ===========

The allocated element of the allowance for loan losses account was $2,006 at March 31, 2004, an increase of $101 from $1,905 at December 31, 2003. The change from year-end primarily resulted from a $193 increase in the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, partially offset by a $92 reduction in the formula portion of the allowance for impairment of loans collectively evaluated under SFAS No. 5. The increase in the specific portion primarily resulted from an increase in commercial and consumer loans which are still accruing loans but have been identified as impaired with a recorded investment in excess of fair value.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The unallocated portion of the allowance for loan losses remained relatively stable at $1,646 at the end of the first quarter of 2004 compared to $1,679 at year-end 2003. We believe the unallocated portion of the allowance for loan losses account is substantiated based on the continued growth in the loan portfolio, specifically concentrated in commercial credit, which inherently carry greater risk of loss.

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 2004, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                                   MARCH 31,
                                                                                     2004
                                                                                   ---------
Allowance for loan losses at beginning of period...............................     $3,584
Loans charged-off:

Commercial, financial and others...............................................         10
Real estate:
  Construction.................................................................
  Mortgage.....................................................................
Consumer, net..................................................................        118
Lease financing, net...........................................................
                                                                                    ------
    Total......................................................................        128
                                                                                    ------

Loans recovered:
Commercial, financial and others...............................................          9
Real estate:
  Construction.................................................................
  Mortgage.....................................................................          7
Consumer, net..................................................................         30
Lease financing, net...........................................................
                                                                                    ------
    Total......................................................................         46
                                                                                    ------
Net loans charged-off..........................................................         82
                                                                                    ------
Provision charged to operating expense.........................................        150
                                                                                    ------
Allowance for loan losses at end of period.....................................     $3,652
                                                                                    ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............       0.09%
Allowance for loan losses as a percentage of period end loans..................       1.00%

The allowance for loan losses account as a percentage of loans, net of unearned income equaled 1.00 percent at the end of the first quarter and at year-end 2003. A provision for loan losses of $150 exceeded net charge-offs of $82, which resulted in the $68 increase in the allowance for loan losses

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

account. At March 31, 2004, the allowance for loan losses was $3,652 and covered
202.8 percent of nonperforming assets. In comparison, the allowance for loan losses account equaled $3,584 and covered 148.9 percent of nonperforming assets at December 31, 2003.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $82 and $143 for the first three months of 2004 and 2003. As a percentage of average loans outstanding, net charge-offs equaled 0.09 percent and 0.17 percent for the first quarters of 2004 and 2003.

DEPOSITS:

Deposits totaled $453.4 million at March 31, 2004, a decrease of $6.1 million from $459.5 million at December 31, 2003. Noninterest-bearing accounts decreased $0.8 million, while interest-bearing accounts fell $5.3 million. The decline was primarily caused by a decrease of $8.0 million in NOW accounts. These accounts were primarily those of local area school districts and municipalities whose withdrawal patterns are cyclical in nature due to the timing of tax receipts. Strong deposit growth experienced in recent years due to an ailing economy and volatile stock market has appeared to subside with economic growth, a boost in consumer confidence and a rebound in the stock market. The balances of other major deposit categories remained relatively stable at the end of the first quarter of 2004 in comparison to year-end 2003.

The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 2004 and 2003, are summarized as follows:

DEPOSIT DISTRIBUTION

                                                  MARCH 31,            MARCH 31,
                                                    2004                 2003
                                              -----------------    ------------------
                                               AVERAGE  AVERAGE     AVERAGE   AVERAGE
                                               BALANCE   RATE       BALANCE     RATE
                                              --------  -------    --------   -------
Interest-bearing:
Money market accounts.......................  $ 18,735   0.88%     $ 16,882     1.27%
NOW accounts................................    38,165   0.80        38,455     1.07
Savings accounts............................   126,579   0.72       122,293     1.49
Time deposits less than $100................   180,694   3.68       185,154     4.07
Time deposits $100 or more..................    29,454   3.28        24,462     3.51
                                              --------             --------
  Total interest-bearing....................   393,627   2.29%      387,246     2.80%
Noninterest-bearing.........................    58,812               49,721
                                              --------             --------
  Total deposits............................  $452,439             $436,967
                                              ========             ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the three months ended March 31, 2004, total deposits averaged $452.4 million, an increase of $15.4 million or 3.5 percent, from $437.0 million for the same three months of last year. Average noninterest-bearing deposits grew $9.1 million or 18.3 percent, while average interest-bearing deposits rose $6.3 million or 1.6 percent when comparing the first quarters of 2004 and 2003. The growth in our interest-bearing accounts was concentrated in savings accounts and large denomination time deposits which increased $4.3 million and $5.0 million. Our cost of funds declined 51 basis points to 2.29 percent for the first quarter of 2004 from 2.80 percent one year ago due to the sustained low interest rate environment.

Volatile deposits, time deposits in denominations of $100 or more, increased $0.3 million to $29.4 million at March 31, 2004, from $29.1 million at December 31, 2003. The average cost of these deposits for the first three months of 2004 was 3.28 percent, a decline of 23 basis points from 3.51 percent for the same three months of last year.

Maturities of time deposits $100 or more at March 31, 2004, and December 31, 2003, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                               MARCH 31,     DECEMBER 31,
                                                                 2004           2003
                                                               ---------     ------------
Within three months.......................................      $ 6,116        $ 4,414
After three months but within six months..................        2,767          4,845
After six months but within twelve months.................        4,395          3,861
After twelve months.......................................       16,159         15,969
                                                                -------        -------
  Total........................................................ $29,437        $29,089
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

Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should we have material weaknesses in our risk management process or high exposure relative to its capital, bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

The Asset/Liability Committee ("ALCO"), comprised of members of our Board of Directors, senior management and other appropriate officers, oversees our IRR management program. Specifically, ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes several computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate sensitive assets ("RSA") and rate sensitive liabilities ("RSL"), and overall operating results and financial position. One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by a RSA/RSL ratio less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

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

INTEREST RATE SENSITIVITY

                                                          DUE AFTER         DUE AFTER
                                                         THREE MONTHS        ONE YEAR
                                        DUE WITHIN        BUT WITHIN        BUT WITHIN        DUE AFTER
          MARCH 31, 2004               THREE MONTHS     TWELVE MONTHS       FIVE YEARS        FIVE YEARS           TOTAL
          --------------               ------------     -------------       ----------        ----------           -----
Rate sensitive assets:
Investment securities ............    $        3,213    $       14,788    $       48,341    $       35,640    $      101,982
Loans held for sale, net .........             4,062                                                                   4,062
Loans, net of unearned income ....           104,217            49,352           157,353            54,358           365,280
Federal funds sold ...............             9,750                                                                   9,750
                                      --------------    --------------    --------------    --------------    --------------
  Total ..........................    $      121,242    $       64,140    $      205,694    $       89,998    $      481,074
                                      ==============    ==============    ==============    ==============    ==============

Rate sensitive liabilities:
Money market accounts ............                      $       19,099                                        $       19,099
NOW accounts .....................                              35,358                                                35,358
Savings accounts .................                                        $      129,867                             129,867
Time deposits less than $100 .....    $       22,098            45,914            97,261    $       16,037           181,310
Time deposits $100 or more .......             6,116             7,162            13,996             2,163            29,437
                                      --------------    --------------    --------------    --------------    --------------
  Total ..........................    $       28,214    $      107,533    $      241,124    $       18,200    $      395,071
                                      ==============    ==============    ==============    ==============    ==============

Rate sensitivity gap:
  Period .........................    $       93,028    $      (43,393)   $      (35,430)   $       71,798
  Cumulative .....................    $       93,028    $       49,635    $       14,205    $       86,003    $       86,003

RSA/RSL ratio:
  Period .........................              4.30              0.60              0.85              4.94
  Cumulative .....................              4.30              1.37              1.04              1.22              1.22

At March 31, 2004 and 2003, we had positive, cumulative one-year RSA/RSL ratios of 1.37 and 1.23. As previously mentioned, this indicated that if interest rates increase our earnings would likely be favorably impacted. Given the current low interest rate environment, ALCO focused on maintaining this advantageous position by monitoring and making certain the gap position between RSA and RSL remained positive. Specifically, we predominantly offer commercial loans with adjustable-rate terms that either reprice immediately or within one year. In addition, we continued to offer promotional rates on our longer-term certificates of deposit in an attempt to extend the average maturities of these types of funds. Should interest rates increase, a greater amount of RSA would reprice upward in the near term and at a faster pace than RSL, thereby positively affecting net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

In comparison to the end of the first quarter of 2003, the increase in our ratio resulted from a $5.1 million or 2.8 percent increase in RSA coupled with a $10.5 million or 7.2 percent decrease in RSL maturing or repricing within one year. The increase in RSA primarily resulted from a $35.0 million increase in loans, net of unearned income, partially offset by reductions of $21.3 million in investment securities and $8.9 million in federal funds sold. The reduction in RSL was primarily caused by a $9.9 million decrease in total time deposits maturing or repricing within this time frame. Moreover, the amount of total time deposits maturing or repricing within the "Due after five years" category increased $10.2 million or 126.2 percent.

Our three-month ratio at March 31, 2004, increased as compared to one year earlier. At the end of the first quarter of 2004 this ratio equaled 4.30 as compared to 3.19 at March 31, 2003. The change in the three-month ratio can be explained by reasons similar to those for the one-year ratio.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2004, produced results that were contrary to those indicated by the one-year static gap position. Specifically, given instantaneous and parallel shifts in general market rates of plus 100 basis points, net interest income should decrease 0.9 percent. Based on the historically low interest rate environment, we chose not to create a pro forma net interest income scenario given an instantaneous and parallel shift in general market rates of minus 100 basis points as the results of this model would not be meaningful. We will

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

continue to monitor our IRR position in 2004 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a positive IRR position.

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

LIQUIDITY:

Liquidity management is essential to our continuing operations as it gives us the ability to meet our financial obligations as they come due, as well as to take advantage of new business opportunities as they arise. Our financial obligations include, but are not limited to, the following:

      -     Funding new and existing loan commitments;

      -     Payment of deposits on demand or at their contractual maturity;

      -     Repayment of borrowings as they mature;

      -     Payment of lease obligations; and

      -     Payment of operating expenses.

Our contractual obligations did not change significantly from the amounts reported in our Annual Report on Form 10-K for the period ended December 31, 2003. We believe our liquidity position will be adequate to support our contractual obligations as they come due.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after 2004. Our noncore funds consist of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2004, our net noncore funding dependence ratio, the difference between noncore funds and short-investments to long-term assets, was 0.4 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled negative 3.3 percent at the end of the first quarter of 2004. These ratios indicated that at March 31, 2004, we did not rely on noncore sources to fund our

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

long-term assets. However, our liquidity position weakened in comparison to one year ago. These ratios at March 31, 2003, were negative 8.6 percent and negative
11.3 percent. The change in our position resulted from a decrease in federal funds sold and investments maturing within one year. We believe that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh, and federal funds sold. Cash and cash equivalents decreased $9.7 million in the first quarter of 2004. In comparison, cash and cash equivalents increased $9.5 million in the same period last year. For the three months ended March 31, 2004, financing and investing activities resulted in net cash outflows, while operating activities provided us with net cash. However, for the same three months of 2003, financing and investing activities, as well as operating activities provided us with net cash.

Deposit gathering is our predominant financing activity. Deposits decreased $6.1 million which primarily caused the net cash outflow from financing activities for 2004. The decrease in deposits was, for the most part, concentrated in NOW accounts of local area school districts, which have withdrawal patterns that are cyclical. In comparison, for the first quarter of 2003, deposits increased $4.1 million. Although we experienced similar withdrawal patterns for these customers, deposit gathering was aided by a volatile stock market, as investors chose the safeness of bank deposits in 2003.

Primary investing activities involve transaction related to our investment securities and lending activities. Net proceeds received from repayments of investment securities decreased for the three months ended March 31, to $3.6 million in 2004 compared to $8.4 million in 2003, while cash used for lending activities increased to $7.5 million in 2004 from $4.7 million in 2003.

Operating activities provided net cash of $0.7 million for the first three months of 2004 compared to $2.4 million for the same three months of 2003. Net income, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses, and net changes in current assets, is the primary source of funds from operations.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CAPITAL ADEQUACY:

Our stockholders' equity improved to $47.7 million or $25.01 per share at March 31, 2004, compared to $46.5 million or $24.41 per share at December 31, 2003. Net income of $1,180 was the primary factor contributing to the capital improvement.

We declared dividends of $420 or $0.22 per share for the quarter ended March 31, 2004. The dividend payout ratio was 35.6 percent and 32.2 percent for the first quarter of 2004 and 2003. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the first quarter of 2004, 1,699 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-weighted assets ratio of 4.0 percent and a total capital to risk-weighted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well- diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2004 and 2003. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at March 31, 2004 and 2003, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                            MINIMUM TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                   MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                  ACTUAL           ADEQUACY PURPOSES        ACTION PROVISIONS
                                            ------------------    --------------------      ------------------
                   MARCH 31                   2004      2003       2004         2003         2004       2003
-----------------------------------------   --------  --------    -------      -------      -------    -------
Basis for ratios:
Tier I capital to risk-weighted assets:
  Consolidated...........................   $ 44,323  $ 42,548    $14,977      $13,247
  Community Bank.........................     42,895    40,805     14,954       13,241      $22,432    $19,861
Total capital to risk-weighted assets:
  Consolidated...........................     47,975    46,270     29,955       26,495
  Community Bank.........................     46,547    44,527     29,909       26,481       37,386     33,102
Tier I capital to total average assets
 less intangibles assets:
  Consolidated...........................     44,323    42,548     20,077       19,399
  Community Bank.........................     42,895    40,805    $20,046      $19,375      $25,058    $24,218

Risk-weighted assets:
  Consolidated...........................    367,259   324,213
  Community Bank.........................    366,683   324,047
Risk-weighted off-balance sheet items:
  Consolidated...........................      7,175     6,971
  Community Bank.........................      7,175     6,971
Average assets for Leverage ratio:
  Consolidated...........................    501,917   484,986
  Community Bank.........................   $501,154  $484,366

Ratios:
Tier I capital as a percentage of
 risk-weighted assets and off-balance
 sheet items:
  Consolidated............................      11.8%     12.8%       4.0%         4.0%
  Community Bank..........................      11.5      12.3        4.0          4.0          6.0%       6.0%
Total of Tier I and Tier II capital as a
 percentage of risk-weighted assets and
 off-balance sheet items:
  Consolidated............................      12.8      14.0        8.0          8.0
  Community Bank..........................      12.5      13.5        8.0          8.0         10.0       10.0
Tier I capital as a percentage of total
 average assets less intangibles assets:
  Consolidated............................       8.8       8.8        4.0          4.0
  Community Bank..........................       8.6%      8.4%       4.0%         4.0%         5.0%       5.0%

We and Community Bank have consistently maintain regulatory capital ratios well above the minimum levels of 4.0 percent and 8.0 percent required for

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

adequately capitalized institutions. Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and
(iii) a Leverage ratio of at least 5.0 percent. Based on the most recent notification from the Federal Deposit Insurance Corporation, Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at March 31, 2004. There are no conditions or events since this notification that we believe have changed Community Bank's category.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the first quarter of 2004 totaled $1,180 or $0.62 per share. Comparable earnings for the first quarter of 2003 were $1,330 or $0.68 per share. A reduction in noninterest income, coupled with increases in noninterest expense and the provision for loan losses, were partially offset by a lower provision for income taxes and a slight increase in net interest income. For the three months ended March 31, 2004, return on average assets and return on average equity were 0.94 percent and 10.03 percent, compared 1.11 percent and
11.77 percent for the same three months of 2003.

NET INTEREST INCOME:

Net interest income is still the fundamental source of earnings for commercial banks. Moreover, fluctuations in the level of noninterest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earnings assets are loans and investment securities, while interest-bearing deposits, short-term borrowings and long-term debt comprise interest-bearing liabilities. Net interest income is impacted by:

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                                        MARCH 31,
                                                                      2004 VS. 2003
                                                                  -----------------------
                                                                   INCREASE (DECREASE)
                                                                     ATTRIBUTABLE TO
                                                                  -----------------------
                                                                  TOTAL
                                                                  CHANGE    RATE   VOLUME
                                                                  ------    ----   ------
INTEREST INCOME:
Loans:
  Taxable......................................................   $(263)   $(698)  $ 435
  Tax-exempt...................................................      22      (97)    119
Investments:
  Taxable......................................................    (127)      13    (140)
  Tax-exempt...................................................     (10)      (1)     (9)
Federal funds sold.............................................     (12)      (5)     (7)
                                                                  -----    -----   -----
    Total interest income......................................    (390)    (788)    398
                                                                  -----    -----   -----

INTEREST EXPENSE:
Money market accounts..........................................     (12)     (17)      5
NOW accounts...................................................     (25)     (24)     (1)
Savings accounts...............................................    (223)    (238)     15
Time deposits less than $100...................................    (202)    (158)    (44)
Time deposits $100 or more.....................................      28      (13)     41
                                                                  -----    -----   -----
    Total interest expense.....................................    (434)    (450)     16
                                                                  -----    -----   -----
    Net interest income........................................   $  44    $(338)  $ 382
                                                                  =====    =====   =====

Tax-equivalent net interest income for the quarter ended March 31, 2004, totaled $4,519, an increase of $44 compared to $4,475 for the same quarter of 2003. Growth in earning assets over that of interest-bearing liabilities more than offset the effects of a negative rate variance.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the three months ended March 31, 2004, average earning assets grew $15.1 million or 3.3 percent to $474.5 million, compared to $459.4 million for the same three months of 2003, while average interest-bearing liabilities rose $6.4 million to $393.6 million from $387.2 million. This resulted in a positive volume variance of $382. The positive variance resulted from a $35.5 million increase in average loans, partially offset by a $20.4 million reduction in average investments and federal funds sold. The increase in loans caused tax-equivalent interest revenue to increase $554, while the reduction in investments and federal funds sold caused a $156 decrease in interest revenue. With regard to interest-bearing liabilities, growth in average time deposits $100 or more, savings accounts and money market accounts was partially offset by a decline in time deposits less than $100 and NOW account, which resulted in an increase in interest expense due to changes in volume of $16.

For the first quarter, the cost of funds declined 51 basis points to 2.29 percent in 2004 from 2.80 percent in 2003. This resulted in a $450 reduction in interest expense. However, the tax-equivalent yield on earning assets fell 58 basis points to 5.73 percent in 2004 from 6.31 percent in 2003, which caused tax-equivalent interest revenue to decrease $788. Accounting for the majority of the decrease in interest expense were reductions of 77 basis points in the cost of savings accounts and 39 basis points in the cost of time deposits less than $100. The decline in tax- equivalent interest revenue was the result of a 100 basis point decrease in the tax-equivalent yield of the loan portfolio. Overall, tax-equivalent net interest income decreased $338 due to the 7 basis point reduction in the net interest spread.

Maintenance of an adequate net interest margin is one of our primary concerns. We continued to experience net interest margin contraction due to the sustained low interest rate environment. Loan and investment yields continue to reprice downward as repayments are being reinvested at considerably lower rates. However, deposit rates, already at historic lows, do not have the ability to reprice downward to the same extent. As a result our net interest margin contracted 12 basis points to 3.83 percent for the three months ended March 31, 2004, from 3.95 percent for the same three months of 2003. However, net interest margins appear to be stabilizing, as evidenced by a 10 basis point improvement from 3.73 percent for the fourth quarter of 2003. Economic conditions are expected to continue to improve in 2004. In addition, interest rates are expected to begin to increase later in the year. Should this occur, competition in our market area could intensify and put further pressure on interest rates. No assurance can be given that net interest income will not be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended March 31, 2004 and 2003, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the prevailing statutory tax rate of
34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                         MARCH 31, 2004                  MARCH 31, 2003
                                                 ------------------------------  ------------------------------
                                                            INTEREST   AVERAGE              INTEREST    AVERAGE
                                                 AVERAGE     INCOME/   INTEREST  AVERAGE     INCOME/   INTEREST
                                                 BALANCE     EXPENSE     RATE    BALANCE     EXPENSE     RATE
                                                 -------    --------   --------  -------    --------    -------
ASSETS:
Earning assets:
Loans:
  Taxable.....................................   $339,100    $5,289      6.27%   $313,318    $5,552      7.19%
  Tax-exempt..................................     29,008       311      4.31      19,300       289      6.07
Investments:
  Taxable.....................................     67,907       545      3.23      85,368       672      3.19
  Tax-exempt..................................     32,030       596      7.48      32,527       606      7.56
Federal funds sold............................      6,463        16      1.00       8,869        28      1.28
                                                 --------    ------              --------    ------
    Total earning assets......................    474,508     6,757      5.73%    459,382     7,147      6.31%
Less: allowance for loan losses...............      3,671                           3,747
Other assets..................................     31,975                          30,497
                                                 --------                        --------
    Total assets..............................   $502,812                        $486,132
                                                 ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts.........................   $ 18,735        41      0.88%   $ 16,882        53      1.27%
NOW accounts..................................     38,165        76      0.80      38,455       101      1.07
Savings accounts..............................    126,579       226      0.72     122,293       449      1.49
Time deposits less than $100..................    180,694     1,655      3.68     185,154     1,857      4.07
Time deposits $100 or more....................     29,454       240      3.28      24,462       212      3.51
Short-term borrowings.........................          1                1.30
Long-term debt................................
                                                 --------    ------              --------    ------
    Total interest-bearing liabilities........    393,628     2,238      2.29%    387,246     2,672      2.80%
Noninterest-bearing deposits..................     58,812                          49,721
Other liabilities.............................      3,038                           3,320
Stockholders' equity..........................     47,334                          45,845
                                                 --------                        --------
    Total liabilities and stockholders' equity   $502,812                        $486,132
                                                 ========    ------              ========    ------
    Net interest/income spread................               $4,519      3.44%               $4,475      3.51%
                                                             ======                          ======
    Net interest margin.......................                           3.83%                           3.95%
Tax equivalent adjustments:
Loans.........................................               $  106                          $   98
Investments...................................                  203                             206
                                                             ------                          ------
    Total adjustments.........................               $  309                          $  304
                                                             ======                          ======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $3,498 and $3,657 for the first quarter of 2004 and 2003 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PROVISION FOR LOAN LOSSES:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. The provision for loan losses totaled $150 for the three months ended March 31, 2004, compared to $120 for the same period of 2003. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio.

NONINTEREST INCOME:

Noninterest income totaled $922 for the first quarter of 2004, a decrease of $164 or 15.1 percent compared to $1,086 for the same quarter of 2003. The reduction in noninterest revenue resulted from a $194 or 49.7 percent decrease in net gains on the sale of residential mortgage loans. Service charges, fees and commissions rose $30 or 4.3 percent when comparing the first quarters of 2004 and 2003.

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

For the three months ended March 31, 2004, noninterest expense totaled $3,627, an increase of $202 or 5.9 percent from $3,425 for the same three months of 2003. The majority of the increase resulted from a 23.0 percent increase in occupancy and equipment expense due primarily to additional

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

costs associated with the operation of our new community banking office in Tannersville, Pennsylvania. Our productivity deteriorated as evidenced by an increase in our operating efficiency ratio, an industry ratio used to measure productivity. The operating efficiency ratio, noninterest expenses divided by net interest income and noninterest income, weakened to 70.7 percent for the first quarter of 2004 compared to 65.2 percent for the same quarter last year. Another industry ratio, the overhead ratio, noninterest expense as a percentage of total average assets, remained stable at 2.9 percent for the three months ended March 31, 2004 and 2003.

Major components of noninterest expense for the quarters ended March 31, 2004 and 2003, are summarized as follows:

NONINTEREST EXPENSES

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       2004          2003
                                                                      -----         ------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes........................................    $1,395        $1,403
Employee benefits.................................................       331           293
                                                                      ------        ------
  Salaries and employee benefits expense..........................     1,726         1,696
                                                                      ------        ------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense.............................................       318           274
Equipment expense.................................................       346           266
                                                                      ------        ------
  Net occupancy and equipment expense.............................       664           540
                                                                      ------        ------

OTHER EXPENSES:
Marketing expense.................................................       134           104
Other taxes.......................................................        98           113
Stationery and supplies...........................................        80            90
Contractual services..............................................       396           360
Insurance including FDIC assessment...............................        57            43
Other.............................................................       472           479
                                                                      ------        ------
  Other expenses..................................................     1,237         1,189
                                                                      ------        ------
    Total noninterest expense.....................................    $3,627        $3,425
                                                                      ======        ======

Salaries and employee benefits expense comprise the majority of our noninterest expense. Employee related expenses rose $30 or 1.8 percent to $1,726 for the three months ended March 31, 2004, from $1,696 for the same period of the previous year. The rise in employee costs resulted from staffing requirements associated with the opening of our Tannersville banking office in December of 2003, coupled with increases in our health insurance rates.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net occupancy and equipment expenses totaled $664 for the first quarter of 2004, an increase of $124 or 23.0 percent compared to $540 for first quarter of 2003. The increase resulted from higher depreciation, rent and maintenance costs associated with our new Tannersville office.

For the first three months of 2004, other expenses rose $48 or 4.0 percent to $1,237 compared to $1,189 for the same three months of last year. Higher marketing costs and contractual service cost primarily caused the slight increase in other expenses.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the bank's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Recently, the FDIC decided to retain the existing BIF assessment schedules of $0.00 per 100 dollars of deposits for banks classified in the highest capital and supervisory evaluation category and $0.27 per 100 dollars of deposits for banks classified in the lowest category. We were classified in the highest capital and supervisory evaluation category at March 31, 2004, and will be exempt from paying a BIF assessment in the second quarter of 2004.

There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation ("FICO") funding. The FDIC established the annual FICO assessment rates effective for the first quarter of 2004 at $0.0154 per 100 dollars of BIF-assessable deposits. Our FICO assessments were $18 for the first quarters of 2004 and 2003.

INCOME TAXES:

Income tax expense totaled $175 for the three months ended March 31, 2004, a decrease of $207 compared to $382 for the same three months of last year. For the first quarter, our effective tax rate decreased to 12.9 percent in 2004 from
22.3 percent in 2003. The significant reduction in our effective tax rate resulted from the recognition of $105 of a one-time Federal Historic Tax Credit of $418 for 2004. Should we not be able to use the full tax credit in 2004 due to alternative minimum tax requirements, the remainder of the tax credit can be carried back one year and/or carried forward 20 years. In addition, we use tax-exempt investments and loans as a means of lowering our tax burden. Tax-exempt interest income as a percentage of total interest income increased to
9.3 percent for the first three months of 2004 from 8.6 percent for the same three months of 2003.

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

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Office and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the, "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially effect the Company's internal control over financial reporting, except as follows: as a result of a recommendation from the Company's internal audit department, the Company made a material change to its internal controls with respect to funds availability. This change applies to transaction accounts for retail and corporate customers and improves the Company's ability to prevent loss of funds as a result of possible fraud, deception or a large NSF (not sufficient funds) balance.

COMM BANCORP, INC.
OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

              NONE

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information with respect to purchases made by us of our common stock during the three months ended March 31, 2004, as defined in Rule 10b-18(a)(3) under the Exchange Act. On March 17, 2004, the Board of Directors ratified the purchase of an additional 3.0 percent or 57,221 shares of our outstanding common stock.

                                                                               Total Number of      Maximum Number
                                                                               Shares Purchased   of Shares that may
                                                   Total Number   Average    as Part of Publicly   yet be Purchased
                                                     of Shares   Price Paid    Announced Plans     Under the Plans
                Month Ending                       Purchased(1)  Per Share      or Programs          or Programs
-------------------------------------------------  ------------  ----------  -------------------  ------------------
January 31, 2004.................................      850         $39.54           850                 2,171
February 29, 2004................................                                                       2,171
March 31, 2004...................................                                                      59,392
                                                       ---         ------           ---
 Total...........................................      850         $39.54           850
                                                       ===         ======           ===

(1) All purchases were made pursuant to resolutions given by our Board of Directors, which authorize Management to repurchase shares of our common stock from time to time in unsolicited open market purchases through a licensed broker-dealer and in accordance with terms, conditions and restrictions contained in Rule 10b-18 under the Exchange Act.

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

        (a) Exhibits:

            31(i) CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31(ii) CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32(i) CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32(ii) CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COMM BANCORP, INC.
OTHER INFORMATION (CONTINUED)

        (b) Reports on Form 8-K

            On January 21, 2004, we filed a current report on Form 8-K, to disclose its results of operations for the three months and year ended December 31, 2003 under Item 12.

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                       Registrant, Comm Bancorp, Inc.

Date: May 12, 2004                     /s/ William F. Farber, Sr.
                                       ----------------------------------------
                                       President and Chief Executive Officer
                                       Chairman of the Board/Director
                                       (Principal Executive Officer)

Date: May 12, 2004                     /s/ Scott A. Seasock
                                       -----------------------------------------
                                       Scott A. Seasock
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date: May 12, 2004                     /s/ Stephanie A. Ganz
                                       -----------------------------------------
                                       Stephanie A. Ganz
                                       Vice President of Finance
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER                   DESCRIPTION                  PAGE
-----------                   -----------                  ----
 31(i)        CEO Certification Pursuant to Section 302     45
              of the Sarbanes-Oxley Act of 2002

 31(ii)       CFO Certification Pursuant to Section 302     47
              of the Sarbanes-Oxley Act of 2002

 32(i)        CEO Certification Pursuant to Section 906     49
              Of the Sarbanes-Oxley Act of 2002

 32(ii)       CFO Certification Pursuant to Section 906     50
              Of the Sarbanes-Oxley Act of 2002