Form 10-Q
period 2004-06-30
COMM BANCORP INC
filed 2004-08-16
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

Commission file number      0-17455

                               COMM BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                 23-2242292
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
or organization)                                            Number)

  125 N. STATE STREET, CLARKS SUMMIT, PA                    18411
---------------------------------------------  --------------------------------
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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,889,615 at July 31, 2004.

                                  Page 1 of 54
                            Exhibit Index on Page 48

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                  JUNE 30, 2004

                                      INDEX

CONTENTS                                                                    PAGE NO.
--------                                                                    --------
PART I. FINANCIAL INFORMATION:

  Item 1: Financial Statements .......................................

     Consolidated Statements of Income and Comprehensive Income
      for the Three Months and Six Months Ended June 30, 2004
      and 2003 .......................................................         3
     Consolidated Balance Sheets - June 30, 2004 and December
      31, 2003 .......................................................         4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Six Months Ended June 30, 2004 .........................         5
     Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2004 and 2003 ...................................         6
     Notes to Consolidated Financial Statements ......................         7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations .......................         8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk ......................................................         *

  Item 4: Controls and Procedures ....................................        43

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings ..........................................        44

  Item 2: Changes in Securities and Use of Proceeds and Issuer
                   Purchases of Equity Securities ....................        44

  Item 3: Defaults Upon Senior Securities ............................        44

  Item 4: Submission of Matters to a Vote of Security Holders ........        45

  Item 5: Other Information ..........................................        45

  Item 6: Exhibits and Reports on Form 8-K ...........................        46

  Signatures .........................................................        47
  Exhibit Index ......................................................        48

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                      JUNE 30,                 JUNE 30,
                                                                                 2004          2003       2004          2003
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:

Interest and fees on loans:
  Taxable .................................................................   $    5,431   $    5,612  $   10,720  $    11,164
  Tax-exempt ..............................................................          208          187         413          378
Interest and dividends on investment securities available-for-sale:

  Taxable .................................................................          499          430       1,034        1,088
  Tax-exempt ..............................................................          395          399         788          799
  Dividends ...............................................................           11           11          21           25
Interest on federal funds sold ............................................           22           86          38          114
                                                                              ----------   ----------  ----------   ----------
    Total interest income .................................................        6,566        6,725      13,014       13,568
                                                                              ----------   ----------  ----------   ----------

INTEREST EXPENSE:

Interest on deposits ......................................................        2,240        2,582       4,478        5,254
                                                                              ----------   ----------  ----------   ----------
    Total interest expense ................................................        2,240        2,582       4,478        5,254
                                                                              ----------   ----------  ----------   ----------
    Net interest income ...................................................        4,326        4,143       8,536        8,314
Provision for loan losses .................................................          150          120         300          240
                                                                              ----------   ----------  ----------   ----------
    Net interest income after provision for loan losses ...................        4,176        4,023       8,236        8,074
                                                                              ----------   ----------  ----------   ----------

NONINTEREST INCOME:

Service charges, fees and commissions .....................................          752          695       1,478        1,391
Net gains on sale of loans ................................................          128          295         324          685
                                                                              ----------   ----------  ----------   ----------
    Total noninterest income ..............................................          880          990       1,802        2,076
                                                                              ----------   ----------  ----------   ----------

NONINTEREST EXPENSE:

Salaries and employee benefits expense ....................................        1,754        1,773       3,480        3,469
Net occupancy and equipment expense .......................................          599          548       1,263        1,088
Other expenses ............................................................        1,242        1,257       2,479        2,446
                                                                              ----------   ----------  ----------   ----------
    Total noninterest expense .............................................        3,595        3,578       7,222        7,003
                                                                              ----------   ----------  ----------   ----------
Income before income taxes ................................................        1,461        1,435       2,816        3,147
Provision for income tax expense ..........................................          206          290         381          672
                                                                              ----------   ----------  ----------   ----------
    Net income ............................................................        1,255        1,145       2,435        2,475
                                                                              ----------   ----------  ----------   ----------

OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized gains (losses) on investment securities available-for-sale .....       (1,991)         212      (1,441)         (24)
Income tax expense (benefit) related to other comprehensive income (loss) .         (677)          72        (490)          (8)
                                                                              ----------   ----------  ----------   ----------
    Other comprehensive income (loss), net of income taxes ................       (1,314)         140        (951)         (16)
                                                                              ----------   ----------  ----------   ----------
    Comprehensive income (loss) ...........................................   $      (59)  $    1,285  $    1,484   $    2,459
                                                                              ==========   ==========  ==========   ==========

PER SHARE DATA:

Net income ................................................................   $     0.66   $     0.60  $     1.28   $     1.28
Cash dividends declared ...................................................   $     0.22   $     0.22  $     0.44   $     0.44
Average common shares outstanding .........................................    1,900,321    1,923,082   1,903,947    1,934,586

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       2004           2003
---------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks.........................................................     $  6,923         $ 17,099
Federal funds sold..............................................................       17,100           11,500
Investment securities available-for-sale........................................       99,639          105,248
Loans held for sale, net........................................................        2,432            3,205
Loans, net of unearned income...................................................      377,268          357,940
  Less: allowance for loan losses...............................................        3,743            3,584
                                                                                     --------         --------
Net loans.......................................................................      373,525          354,356
Premises and equipment, net.....................................................       12,078           12,484
Accrued interest receivable.....................................................        2,138            2,229
Other assets....................................................................        3,416            3,331
                                                                                     --------         --------
    Total assets................................................................     $517,251         $509,452
                                                                                     ========         ========

LIABILITIES:

Deposits:

  Noninterest-bearing...........................................................     $ 63,405         $ 59,119
  Interest-bearing..............................................................      404,290          400,347
                                                                                     --------         --------
    Total deposits..............................................................      467,695          459,466
Accrued interest payable........................................................        1,080            1,143
Other liabilities...............................................................        2,032            2,302
                                                                                     --------         --------
    Total liabilities...........................................................      470,807          462,911
                                                                                     --------         --------

STOCKHOLDERS' EQUITY:

Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:

 June 30, 2004, 1,888,151 shares; December 31, 2003, 1,906,528 shares...........          623              629
Capital surplus.................................................................        6,637            6,576
Retained earnings...............................................................       38,022           37,223
Accumulated other comprehensive income..........................................        1,162            2,113
                                                                                     --------         --------
    Total stockholders' equity..................................................       46,444           46,541
                                                                                     --------         --------
    Total liabilities and stockholders' equity..................................     $517,251         $509,452
                                                                                     ========         ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           ACCUMULATED
                                                                                              OTHER            TOTAL
                                                     COMMON     CAPITAL     RETAINED      COMPREHENSIVE     STOCKHOLDERS'
                                                      STOCK     SURPLUS     EARNINGS          INCOME           EQUITY
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003.......................      $629      $6,576      $37,223             $2,113          $46,541
Net income.......................................                              2,435                               2,435
Dividends declared: $0.44 per share..............                               (835)                               (835)
Dividend reinvestment plan: 3,273 shares issued..         1         126                                              127
Repurchase and retirement: 21,650 shares.........        (7)        (65)        (801)                               (873)
Net change in other comprehensive income.........                                                  (951)            (951)
                                                       ----      ------      -------             ------          -------
BALANCE, JUNE 30, 2004...........................      $623      $6,637      $38,022             $1,162          $46,444
                                                       ====      ======      =======             ======          =======

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SIX MONTHS ENDED JUNE 30                                                                      2004        2003
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................................   $  2,435    $  2,475
Adjustments:
  Provision for loan losses..............................................................        300         240
  Depreciation, amortization and accretion...............................................      1,230       1,807
  Amortization of loan fees..............................................................        (29)        (79)
  Deferred income tax benefit............................................................        (76)         (2)
  Loss on disposition of equipment.......................................................                     17
  Losses on the sale of foreclosed assets................................................          2           2
  Changes in:
    Loans held for sale, net.............................................................        773      (3,606)
    Accrued interest receivable..........................................................         91         102
    Other assets.........................................................................       (208)       (455)
    Accrued interest payable.............................................................        (63)        (52)
    Other liabilities....................................................................        237         (89)
                                                                                            --------    --------
      Net cash provided by operating activities..........................................      4,692         360
                                                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from repayments of investment securities available-for-sale.....................      8,331      35,291
Purchases of investment securities available-for-sale....................................     (4,620)    (18,415)
Proceeds from sale of foreclosed assets..................................................        140         122
Net increase in lending activities.......................................................    (19,531)    (13,753)
Purchases of premises and equipment......................................................       (232)       (845)
                                                                                            --------    --------
      Net cash provided by (used in) investing activities................................    (15,912)      2,400
                                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net changes in:

  Money market, NOW, savings and noninterest-bearing accounts............................     11,226      16,901
  Time deposits..........................................................................     (2,997)      9,351
Proceeds from issuance of common shares..................................................        127         111
Repurchase and retirement of common shares...............................................       (873)     (1,336)
Cash dividends paid......................................................................       (839)       (837)
                                                                                            --------    --------
      Net cash provided by financing activities..........................................      6,644      24,190
                                                                                            --------    --------
      Net increase (decrease) in cash and cash equivalents...............................     (4,576)     26,950
      Cash and cash equivalents at beginning of year.....................................     28,599      21,383
                                                                                            --------    --------
      Cash and cash equivalents at end of period.........................................   $ 24,023    $ 48,333
                                                                                            ========    ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest...............................................................................   $  4,541    $  5,306
  Income taxes...........................................................................        128         797
Noncash items:

  Transfer of loans to foreclosed assets.................................................         91         246
  Unrealized losses on investment securities available-for-sale..........................   $    951    $     16

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

Intangible assets include goodwill and a core deposit intangible. We evaluate goodwill for impairment at least annually and we evaluate the useful life of the core deposit in each reporting period in order to determine if it should be adjusted.

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

OPERATING ENVIRONMENT:

During the second quarter of 2004, the United States economy continued to expand at a solid pace. The gross domestic product, the total value of all goods and services produced in the United States, grew at an annual rate of 3.0 percent. Business investment grew 8.9 percent, while consumer spending rose 1.0 percent. In addition, the future outlook for the economy looked bright, industrial production picked up considerably and reports on the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

labor market were favorable. However, recent data suggested that inflation was higher than anticipated. Energy prices soared over the first half of 2004. In addition, inflation in core consumer prices, personal consumption expenditures excluding food and energy, increased from a very low rate of 1.0 percent in 2003 to an annual rate of a little over 2.0 percent for the first six months of 2004. Given the continued economic growth and upward movement in consumer prices, the Federal Open Market Committee ("FOMC") at its June 29, 2004, meeting increased the target for the federal funds rate 25 basis points to 1.25 percent and indicated there could be a cumulative 225 basis point increase over the next 12 months. Subsequent to the end of the second quarter of 2004, the FOMC raised the federal funds target rate another 25 basis points to 1.50 percent on August 10, 2004.

REVIEW OF FINANCIAL POSITION:

At June 30, 2004, total assets were $517.2 million, an increase of $7.8 million from $509.4 million at December 31, 2003. The balance sheet growth was driven by strong loan demand, which was funded by moderate deposit growth and repayments of investment securities. Loans, net of unearned income, grew $19.4 million to $377.3 million at the close of the second quarter from $357.9 million at year-end 2003. Total deposits increased $8.2 million to $467.7 million at June 30, 2004, from $459.5 million at the end of last year. Noninterest-bearing deposits rose $4.3 million, while interest-bearing deposits increased $3.9 million. At June 30, 2004, investment securities were $99.6 million, a decline of $5.6 million from $105.2 million at December 31, 2003. At the close of the second quarter, we had $17.1 million in federal funds sold outstanding as compared to $11.5 million at year-end 2003. Stockholders' equity was $46.4 million at June 30, 2004, and $46.5 million at December 31, 2003.

In comparison to the end of the first quarter of 2004, total assets grew $12.6 million. Deposits grew $14.3 million or at an annual rate of 12.7 percent and loans, net of unearned income, increased $12.0 million or at an annual rate of
13.2 percent. The investment portfolio decreased $2.4 million, while federal funds sold increased $7.3 million. Stockholders' equity decreased $1.3 million.

On October 28, 2003, President Bush signed into law The Check Clearing for the 21st Century Act ("Check 21"). The purpose of Check 21 is to improve the efficiency and reduce the cost of the Nation's check processing system by facilitating truncation through expanded use of electronic processing technologies. Check 21 also legalizes a new negotiable instrument called a substitute check, the image equivalent of the original check. This will

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

permit banks to truncate original checks, process check information electronically and deliver substitute checks to banks that want to continue receiving paper checks. The provisions of Check 21 become effective on October 28, 2004. During the second quarter, we began a series of in-house presentations to educate our employees about the provisions of Check 21 and how to effectively communicate those changes to our customers. We have also designed informative brochures detailing how customers will be affected by Check 21. During the third quarter of 2004, we will be including these brochures in each customer's monthly bank statement.

Also during the second quarter, we started implementing a new technology that will allow for check truncation at the branch level and check processing to be done electronically. The approximated cost of this new technology is $650 which will be funded through normal operations. We plan to have this new technology fully implemented by the end of the second quarter of 2005.

INVESTMENT PORTFOLIO:

As previously mentioned, the FOMC decided at the close of the second quarter of 2004, to raise the target federal funds rate 25 basis points to 1.25 percent in order to combat the possibility of inflation. Yields on U.S. Treasury securities, which were relatively stable during the second quarter, increased during the second quarter in anticipation of the FOMC's action. Changes in the yields of U.S. Treasuries impact the market value of our investment portfolio. Specifically, our holdings of mortgage-backed securities and municipal obligations have average lives that are closely related to the two-year and ten-year U.S. Treasury securities. The two-year U.S. Treasury rate, which affects our mortgage-backed securities, increased 68 basis points to 2.54 percent at June 30, 2004, from 1.86 percent at the end of the previous quarter. The ten-year U.S. Treasury, related to our municipals holdings, rose 33 basis points to 4.48 percent at the close of the second quarter, from 4.15 percent at March 31, 2004. As a result, we experienced depreciation in the market value of our investment portfolio. The unrealized holding gain on the investment portfolio declined $1,991 to $1,761 at June 30, 2004, from $3,752 at the end of the first quarter.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 2004, and December 31, 2003, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                                            JUNE 30,            DECEMBER 31,
                                                             2004                   2003
                                                       AMOUNT      %         AMOUNT       %
----------------------------------------------------------------------------------------------
U.S. Government agencies............................  $20,163    20.24%     $ 16,377    15.56%
State and municipals:
  Taxable...........................................   16,884    16.95        17,051    16.20
  Tax-exempt........................................   34,040    34.16        34,788    33.05
Mortgage-backed securities..........................   27,203    27.30        35,099    33.35
Equity securities...................................    1,349     1.35         1,933     1.84
                                                      -------   ------      --------   ------
    Total...........................................  $99,639   100.00%     $105,248   100.00%
                                                      =======   ======      ========   ======

Our investment portfolio continued to play a less prominent role in our earning asset mix. Available-for-sale investment securities totaled $99.6 million and equaled 20.1 percent of earning assets at June 30, 2004, compared to $105.2 million or 22.0 percent at year-end 2003. Repayments from mortgage-backed securities were redirected to our loan portfolio to fund commercial loan demand.

For the six months ended June 30, 2004, the investment portfolio averaged $98.7 million, compared to $111.1 million the same six months of last year. The tax-equivalent yield on the investment portfolio increased 36 basis points to
4.58 percent for the six months ended June 30, 2004, from 4.22 percent for the same six months of 2003. For the second quarter, the tax- equivalent yield was
4.57 percent, a slight decline of 2 basis points in comparison to a yield 4.59 percent in the first quarter.

In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. Total return for the investment portfolio decreased due primarily to market value depreciation. For the 12 months ended June 30, 2004, total return on the investment portfolio equaled 1.7 percent, compared to 6.8 percent for the 12 months ended March 31, 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at June 30, 2004, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                      AFTER ONE         AFTER FIVE
                                     WITHIN           BUT WITHIN        BUT WITHIN            AFTER
                                    ONE YEAR          FIVE YEARS         TEN YEARS          TEN YEARS             TOTAL
                                 ------------------------------------------------------------------------------------------
JUNE 30, 2004                    AMOUNT   YIELD     AMOUNT   YIELD     AMOUNT   YIELD     AMOUNT   YIELD     AMOUNT   YIELD
---------------------------------------------------------------------------------------------------------------------------
Amortized cost:
U.S. Government agencies.....   $ 8,035    2.02%   $12,202    2.11%                                         $20,237    2.07%
State and municipals:
  Taxable....................     1,597    1.68     15,749    2.60                                           17,346    2.52
  Tax-exempt.................       850    3.05        987    2.82    $ 8,826    7.83%   $21,510    7.58%    32,173    7.38
Mortgage-backed securities...     8,130    5.26     17,263    4.31      1,224    5.26        274    6.35     26,891    4.66
Equity securities............                                                              1,231    3.50      1,231    3.50
                                -------            -------            -------            -------            -------
    Total....................   $18,612    3.45%   $46,201    3.11%   $10,050    7.52%   $23,015    7.35%   $97,878    4.62%
                                =======            =======            =======            =======            =======

Fair value:

U.S. Government agencies.....   $ 8,035            $12,128                                                  $20,163
State and municipals:
  Taxable....................     1,589             15,295                                                   16,884
  Tax-exempt.................       858              1,029            $ 9,477            $22,676             34,040
Mortgage-backed securities...     8,221             17,460              1,241                281             27,203
Equity securities............                                                              1,349              1,349
                                -------            -------            -------            -------            -------
    Total....................   $18,703            $45,912            $10,718            $24,306            $99,639
                                =======            =======            =======            =======            =======

LOAN PORTFOLIO:

Although mortgage rates increased from the end of the first quarter, they still remained at historically low levels. The rate on a 30-year conventional mortgage, which reached a record low of 5.45 percent at the end of the first quarter of 2004, rose 84 basis points and closed the second quarter at 6.29 percent. Rising mortgage rates had little effect on the sector, as more favorable employment conditions and a 4.0 percent increase in disposable personal income supported the robust housing market. Sales of new and existing homes, as well as housing starts, remained strong and reached record highs in May. Despite the continued strength of the housing market, activity in our secondary mortgage department moderated over the first half of 2004 in comparison to the intense pace experienced in the prior two years.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Residential mortgages serviced for the Federal National Mortgage Association ("FNMA") grew $4.0 million or at an annual pace of 8.9 percent to $94.0 million at June 30, 2004, from $90.0 million at December 31, 2003. In comparison with the first half of 2003, residential mortgages serviced for the FNMA grew at an annualized rate of 56.8 percent. For the three months and six months ended June 30, 2004, residential mortgages sold to the FNMA totaled $6.2 million and $12.9 million, compared to $11.3 million and $24.9 million for the same periods of 2003. Net gains realized on the sale of residential mortgages totaled $128 for the second quarter and $324 year-to- date 2004, compared to $295 and $685 for the respective periods of last year.

Business investment grew 8.9 percent in the second quarter of 2004. Outlays for equipment and software rose 10.0 percent, while structural investment increased
5.2 percent. Despite the growth in business spending, commercial loans at banks have declined in the current year as companies opted to finance investment through the use of commercial paper. However, the April 2004 Senior Loan Officer Opinion Survey issued by the Federal Reserve indicated an increase in demand for commercial and industrial loans, as well as commercial mortgages. Contrary to the banking industry, our continued efforts on developing commercial business relationships lead to annualized growth of 19.8 percent in our commercial loan portfolio in the second quarter of 2004. Commercial loans, including commercial mortgages and lease financing totaled $249.5 million at June 30, 2004, an increase of $11.7 million from $237.8 million at the end of the first quarter.

Consumer spending increased 1.0 percent in the second quarter of 2004. However, spending on durable goods, including automobiles, declined 2.5 percent. As a result, commercial banks experienced only a slight increase of 1.0 percent in consumer loans during this period. Our consumer loans decreased $1.0 million or
3.4 percent to $28.0 million at June 30, 2004, from $29.0 million at the end of the previous quarter. Residential mortgages, including construction loans increased $1.3 million to $99.8 million at the close of the second quarter of 2004 from $98.5 million at March 31, 2004.

For the six months ended June 30, 2004, loans averaged $371.3 million, an increase of $35.6 million or 10.6 percent compared to $335.7 million for the same period of 2003. The tax-equivalent yield on the loan portfolio fell 91 basis points to 6.14 percent for the first six months of 2004, from 7.05 percent for the same six months of last year. However, the tax-equivalent yield on the loan portfolio increased 5 basis points in the second quarter of 2004 in comparison to the previous quarter. Given the two recent 25 basis point increases in the prime rate, we anticipate that loan yields will rise over the remainder of 2004 as variable rate loans tied to prime reprice at a higher rate.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The composition of the loan portfolio at June 30, 2004, and December 31, 2003, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                       JUNE 30,             DECEMBER 31,
                                                        2004                   2003
                                                 AMOUNT        %        AMOUNT         %
-----------------------------------------------------------------------------------------
Commercial, financial and others............    $107,805     28.58%    $100,723     28.14%
Real estate:
  Construction..............................       4,770      1.26        2,983      0.83
  Mortgage..................................     234,435     62.14      222,621     62.20
Consumer, net...............................      27,988      7.42       29,726      8.30
Lease financing, net........................       2,270      0.60        1,887      0.53
                                                --------    ------     --------    ------
  Loans, net of unearned income.............     377,268    100.00%     357,940    100.00%
                                                            ======                 ======
Less: allowance for loan losses.............       3,743                  3,584
                                                --------               --------
    Net loans...............................    $373,525               $354,356
                                                ========               ========

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price our loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans. Approximately 43.6 percent of the lending portfolio is expected to reprice within the next 12 months.

The maturity and repricing information of the loan portfolio by major classification at June 30, 2004, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                       AFTER ONE
                                          WITHIN       BUT WITHIN       AFTER
JUNE 30, 2004                            ONE YEAR      FIVE YEARS     FIVE YEARS   TOTAL
------------------------------------------------------------------------------------------
Maturity schedule:
Commercial, financial and others.....    $ 55,563      $ 25,322       $ 26,920    $107,805
Real estate:
  Construction.......................       4,770                                    4,770
  Mortgage...........................      25,268        84,404        124,763     234,435
Consumer, net........................      10,527        14,845          2,616      27,988
Lease financing, net.................         829         1,441                      2,270
                                         --------      --------       --------    --------
    Total............................    $ 96,957      $126,012       $154,299    $377,268
                                         ========      ========       ========    ========

Repricing schedule:
Predetermined interest rates.........    $ 43,713      $ 66,172       $ 53,888    $163,773
Floating or adjustable interest rates     120,923        92,436            136     213,495
                                         --------      --------       --------    --------
    Total............................    $164,636      $158,608       $ 54,024    $377,268
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

The contractual amounts of off-balance sheet commitments at June 30, 2004 and December 31, 2003, are summarized as follows:

DISTRIBUTION OF OFF-BALANCE SHEET COMMITMENTS

                                                                      JUNE 30,      DECEMBER 31,
                                                                        2004           2003
------------------------------------------------------------------------------------------------
Commitments to extend credit....................................      $46,399        $44,025
Unused portions of home equity and credit card lines............       11,358          9,806
Commercial letters of credit....................................        6,611          2,255
                                                                      -------        -------
  Total.........................................................      $64,368        $56,086
                                                                      =======        =======

These commitments are generally issued for one year or less and often expire unused in whole or in part by the customer. We record an allowance for credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at June 30, 2004 and December 31, 2003. We do not anticipate that losses, if any, that may occur as a result of funding off balance sheet commitments, would have a material adverse effect on our operating results or financial position.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at June 30, 2004 and 2003, are summarized as follows:

JUNE 30,                                                                     2004     2003
------------------------------------------------------------------------------------------
United States...........................................................      5.8%     6.5%
Pennsylvania............................................................      5.6      5.6
Lackawanna county.......................................................      6.2      5.5
Monroe county...........................................................      7.2      7.3
Susquehanna county......................................................      5.5      6.6
Wayne county............................................................      4.8      4.3
Wyoming county..........................................................      6.1%     5.6%

The employment conditions improved for the Nation and remained stable for the Commonwealth of Pennsylvania. Improved conditions for the Nation were due to job gains in service-producing industries, primarily in the education and health services, leisure and hospitality and business and professional services industries. However, employment conditions for the counties in our local market area weakened in comparison to one year ago. The higher unemployment rates in these counties was due to increases in the civilian labor force which were not offset by additional jobs created. We anticipate labor conditions to improve in our market area in the second half of 2004, as several large companies are building offices or relocating operations to this area. However, no assurance can be given that employment conditions will improve, further weakening of employment conditions could have an adverse affect on our asset quality.

Nonperforming assets improved $307 to $2,100 at June 30, 2004, from $2,407 at year-end 2003. A reduction in accruing loans past due 90 days or more was primarily responsible for the improvement. As a percentage of loans, net of unearned income, nonperforming assets equaled 0.56 percent at June 30, 2004 compared to 0.67 percent at December 31, 2003.

Accruing loans past due 90 days or more in all major loan categories decreased from December 31, 2003, which resulted in a balance of $400 at June 30, 2004, compared to $700 at the end of last year. Loans on nonaccrual status increased $44. We experienced an increase of $123 in commercial loans, partially offset by reductions in mortgage and consumer loans. Foreclosed assets decreased $51 to $210 at June 30, 2004, from $261 at December 31, 2003. Two loans totaling $91 were transferred to foreclosed assets during the first half of 2004. Two properties with an aggregate carrying value of $142 were sold for $140, resulting in a net realized loss of $2.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning nonperforming assets at June 30, 2004, and December 31, 2003, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                                    JUNE 30,      DECEMBER 31,
                                                                     2004            2003
----------------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others...............................     $  429          $  306
Real estate:
  Construction.................................................
  Mortgage.....................................................      1,032           1,077
Consumer, net..................................................         29              63
Lease financing, net...........................................
                                                                    ------          ------
    Total nonaccrual loans.....................................      1,490           1,446
                                                                    ------          ------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others...............................                        124
Real estate:
  Construction.................................................
  Mortgage.....................................................        284             352
Consumer, net..................................................        116             151
Lease financing, net...........................................                         73
                                                                    ------          ------
    Total accruing loans past due 90 days or more..............        400             700
                                                                    ------          ------
    Total nonperforming loans..................................      1,890           2,146
                                                                    ------          ------
Foreclosed assets..............................................        210             261
                                                                    ------          ------
    Total nonperforming assets.................................     $2,100          $2,407
                                                                    ======          ======

Ratios:
Nonperforming loans as a percentage of loans, net..............       0.50%           0.60%
Nonperforming assets as a percentage of loans, net.............       0.56%           0.67%

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

Information concerning impaired loans at June 30, 2004, and December 31, 2003, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2004             2003
----------------------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial and others...............................     $  429          $  306
Real estate:
  Construction.................................................
  Mortgage.....................................................      1,032           1,077
Consumer, net..................................................         29              63
Lease financing, net...........................................
                                                                    ------          ------
    Total nonaccrual loans.....................................      1,490           1,446
                                                                    ------          ------

ACCRUING LOANS:
Commercial, financial and others...............................      3,686
Real estate:
  Construction.................................................
  Mortgage.....................................................      1,805             207
Consumer, net..................................................         74               1
Lease financing, net...........................................
                                                                    ------          ------
    Total accruing loans.......................................      5,565             208
                                                                    ------          ------
    Total impaired loans.......................................     $7,055          $1,654
                                                                    ======          ======

Ratio:
Impaired loans as a percentage of loans, net...................       1.87%           0.46%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The majority of the increase in impaired loans was primarily caused by credits of two commercial customers. The internal loan grading classification for one commercial customer was downgraded as a result of a reduction in the bond rating of the borrower. Management, on an ongoing basis, monitors the financial condition of this borrower and no allowance for this credit was deemed necessary as the loan was fully collateralized at June 30, 2004. The other commercial relationship involved several loans which were downgraded due to insufficient debt coverage. Subsequent to June 30, 2004, the customer has substantially paid down the outstanding balance of these loans and will pay off the remaining balance by the end of the fourth quarter of 2004.

Information relating to the recorded investment in impaired loans at June 30, 2004 and December 31, 2003, is summarized as follows:

                                                                    JUNE 30,       DECEMBER 31,
                                                                     2004             2003
-----------------------------------------------------------------------------------------------
Impaired loans:
With a related allowance.......................................     $3,851           $  747
With no related allowance......................................      3,204              907
                                                                    ------           ------
  Total........................................................     $7,055           $1,654
                                                                    ======           ======

The analysis of changes affecting the allowance for loan losses related to impaired loans for the six months ended June 30, 2004, is summarized as follows:

                                                                                   JUNE 30,
                                                                                      2004
-------------------------------------------------------------------------------------------
Balance at January 1............................................................    $  377
Provision for loan losses.......................................................     1,428
Loans charged-off...............................................................        79
Loans recovered.................................................................        12
                                                                                    ------
Balance at period-end...........................................................    $1,738
                                                                                    ======

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 2004 and 2003 are summarized as follows:

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
                                                    2004        2003       2004      2003
------------------------------------------------------------------------------------------
Gross interest due under terms.................    $   39      $  214     $   68    $  259
Interest income recognized.....................        28          26         60        51
                                                   ------      ------     ------    ------
Interest income not recognized.................    $   11      $  188     $    8    $  208
                                                   ======      ======     ======    ======

Interest income recognized (cash-basis)........    $   28      $   26     $   60    $   51
Average recorded investment in impaired loans..    $2,487      $2,879     $2,080    $2,638

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Cash received on impaired loans applied as a reduction of principal totaled $244 and $32 for the six and three months ended June 30, 2004. For the respective periods of 2003 cash receipts on impaired loans totaled $259 and $119. There were no commitments to extend additional funds to such parties at June 30, 2004.

The allocation of the allowance for loan losses at June 30, 2004 and December 31, 2003, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                          JUNE 30,           DECEMBER 31,
                                                            2004                  2003
                                                      ---------------       ---------------
                                                               CATEGORY              CATEGORY
                                                                AS A                   AS A
                                                                % OF                   % OF
                                                      AMOUNT    LOANS       AMOUNT    LOANS
--------------------------------------------------------------------------------------------
Allocated allowance:
Specific:
Commercial, financial and others.................     $  841     1.09%      $  237     0.09%
Real estate:
  Construction...................................
  Mortgage.......................................        850     0.75          124     0.36
Consumer, net....................................         47     0.03           16     0.01
Lease financing, net.............................
                                                      ------   ------       ------   ------
    Total specific...............................      1,738     1.87          377     0.46
                                                      ------   ------       ------   ------

Formula:
Commercial, financial and others.................         95    27.49          237    28.05
Real estate:
  Construction...................................                1.26                  0.83
  Mortgage.......................................        629    61.39          974    61.84
Consumer, net....................................        311     7.39          316     8.29
Lease financing, net.............................          1     0.60            1     0.53
                                                      ------   ------       ------   ------
    Total formula................................      1,036    98.13        1,528    99.54
                                                      ------   ------       ------   ------
    Total allocated allowance....................      2,774   100.00%       1,905   100.00%
                                                               ======                ======
Unallocated allowance............................        969                 1,679
                                                      ------                ------
    Total allowance for loan losses..............     $3,743                $3,584
                                                      ======                ======

The allocated allowance for loan losses account increased $869 to $2,774 at June 30, 2004, from $1,905 at December 31, 2003. The increase resulted from a $1,361 addition to the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, partially offset by a $492 reduction in the formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5. The increase in the specific portion primarily resulted from increases in commercial loans and residential mortgages which are still accruing loans but have been identified as impaired with a recorded investment in excess of fair value.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The unallocated portion of the allowance for loan losses equaled $969 at the end of the second quarter of 2004 compared to $1,679 at year-end 2003. The decrease in the unallocated portion of the allowance for loan losses account was deemed appropriate due to a continued improvement in net charge-offs.

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 2004, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                                  JUNE 30,
                                                                                    2004
------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period...............................    $3,584
Loans charged-off:
Commercial, financial and others...............................................        15
Real estate:
  Construction.................................................................
  Mortgage.....................................................................         1
Consumer, net..................................................................       230
Lease financing, net...........................................................
                                                                                   ------
    Total......................................................................       246
                                                                                   ------

Loans recovered:
Commercial, financial and others...............................................        22
Real estate:
 Construction.................................................................
  Mortgage.....................................................................        14
Consumer, net..................................................................        69
Lease financing, net...........................................................
                                                                                   ------
    Total......................................................................       105
                                                                                   ------
Net loans charged-off..........................................................       141
                                                                                   ------
Provision charged to operating expense.........................................       300
                                                                                   ------
Allowance for loan losses at end of period.....................................    $3,743
                                                                                   ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............      0.08%
Allowance for loan losses as a percentage of period end loans..................      0.99%

The allowance for loan losses increased $91 to $3,743 at June 30, 2004, from $3,652 at the previous quarter-end. For the three months ended June 30, 2004, a $150 provision for loan losses exceeded $59 in net charge-offs. As a percentage of loans, net of unearned income, the allowance equaled 0.99 percent at the end of the second quarter of 2004 and 1.00 percent at March 31, 2004. The allowance account covered 178.2 percent of nonperforming assets at June 30, 2004 and 202.8 percent at March 31, 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $141 or 0.08 percent of average loans outstanding for the six months ended June 30, 2004, compared to $308 or 0.19 percent for the same period last year. Net charge-offs as a percentage of average loans outstanding for our peer group equaled 0.14 percent for each of the respective periods.

DEPOSITS:

The personal savings rate throughout the United States averaged approximately
1.7 percent for the second quarter of 2004, up slightly from 1.2 percent for the first quarter and 1.4 percent for 2003. Despite the increase in the savings rate, bank deposit gathering began to moderate as economic and employment conditions continued to improve and volatility in the stock market subsided.

Similarly, we experienced slightly better demand for our deposit products, as total deposits increased $14.3 million from $453.4 million at the end of the previous quarter to $467.7 million at June 30, 2004. Interest-bearing accounts grew $9.2 million to $404.3 million, while noninterest-bearing accounts rose $5.1 million to $63.4 million. With regard to interest-bearing accounts, NOW accounts increased $9.8 million and savings accounts grew $5.2 million. Pricing competition for certificates of deposit began to intensify within our market area and resulted in decreases of $1.0 million in time deposits less than $100 and $2.7 million in large denomination time deposits. In addition, cyclical withdrawal patterns of local school districts and municipalities factored into a $2.1 million decline in money market accounts.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 2004 and 2003, are summarized as follows:

DEPOSIT DISTRIBUTION

                                                       JUNE 30,              JUNE 30,
                                                        2004                   2003
                                                 -----------------     -------------------
                                                AVERAGE     AVERAGE    AVERAGE     AVERAGE
                                                BALANCE      RATE      BALANCE      RATE
------------------------------------------------------------------------------------------
Interest-bearing:
Money market accounts.......................   $ 18,222      0.93%    $ 15,756      1.24%
NOW accounts................................     38,062      0.78       38,413      1.03
Savings accounts............................    129,360      0.74      124,692      1.34
Time deposits less than $100................    180,589      3.68      187,235      3.99
Time deposits $100 or more..................     28,713      3.28       25,830      3.36
                                               --------               --------
  Total interest-bearing....................    394,946      2.28%     391,926      2.70%
Noninterest-bearing.........................     60,318                 51,980
                                               --------               --------
  Total deposits............................   $455,264               $443,906
                                               ========               ========

For the six months ended June 30, 2004, average total deposits increased $11.4 million or 2.6 percent to $455.3 million compared to $443.9 million for the same period of 2003. Due to our focus on building commercial deposit relationships, deposit growth was primarily concentrated in noninterest- bearing deposits, which averaged $8.3 million or 16.0 percent higher when comparing 2004 and 2003. Average interest-bearing deposits grew $3.0 million or 0.8 percent. Money market accounts, savings accounts and large denomination time deposits averaged higher, while average NOW accounts and time deposits less than $100 declined. Low interest rates sustained for an extended period of time resulted in a 42 basis point reduction in our cost of funds to 2.28 percent for the first half of 2004, from 2.70 percent for the same period of 2003. However, the FOMC began to raise interest rates at the end of the second quarter of 2004 and announced they may continue to gradually increase rates for the remainder of 2004. The rates paid for deposits may increase due to this change in monetary policy, which would directly impact our cost of funds.

Volatile deposits, time deposits in denominations of $100 or more, equaled $26.7 million at June 30, 2004, a $2.4 million decrease from $29.1 million at December 31, 2003. These deposits averaged $28.7 million for the six months ended June 30, 2004, compared to $25.8 million for the same six months of last year. The average cost of these deposits fell 8 basis points to 3.28 percent for the first half of 2004, compared to 3.36 percent for the same period of 2003.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Maturities of time deposits of $100 or more at June 30, 2004, and December 31, 2003, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                                   JUNE 30,    DECEMBER 31,
                                                                    2004          2003
-------------------------------------------------------------------------------------------
Within three months............................................   $ 3,869        $ 4,414
After three months but within six months.......................     3,614          4,845
After six months but within twelve months......................     5,048          3,861
After twelve months............................................    14,189         15,969
                                                                  -------        -------
  Total........................................................   $26,720        $29,089
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

Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should we have material weaknesses in our risk management process or high exposure relative to our capital, bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The Asset/Liability Management Committee ("ALCO"), comprised of members of our Board of Directors, senior management and other appropriate officers, oversees our IRR management program. Specifically ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes several computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate-sensitive assets ("RSA") and rate-sensitive liabilities ("RSL"), and overall operating results and financial position. One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA repricing and is indicated by a RSA/RSL ratio less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

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

INTEREST RATE SENSITIVITY

                                                           DUE AFTER       DUE AFTER
                                                          THREE MONTHS      ONE YEAR
                                         DUE WITHIN        BUT WITHIN      BUT WITHIN       DUE AFTER
JUNE 30, 2004                           THREE MONTHS     TWELVE MONTHS     FIVE YEARS       FIVE YEARS       TOTAL
---------------------------------------------------------------------------------------------------------------------
Rate-sensitive assets:
Investment securities...............     $  4,255          $ 14,448         $ 45,912          $35,024        $ 99,639
Loans held for sale, net............        2,432                                                               2,432
Loans, net of unearned income.......      108,119            56,517          158,608           54,024         377,268
Federal funds sold..................       17,100                                                              17,100
                                         --------          --------         --------          -------        --------
  Total.............................     $131,906          $ 70,965         $204,520          $89,048        $496,439
                                         ========          ========         ========          =======        ========

Rate-sensitive liabilities:
Money market accounts...............                       $ 16,991                                          $ 16,991
NOW accounts........................                         45,221                                            45,221
Savings accounts....................                                        $135,040                          135,040
Time deposits less than $100........     $ 19,584            55,706           87,628          $17,400         180,318
Time deposits $100 or more..........        3,869             8,662           12,019            2,170          26,720
                                         --------          --------         --------          -------        --------
  Total.............................     $ 23,453          $126,580         $234,687          $19,570        $404,290
                                         ========          ========         ========          =======        ========

Rate sensitivity gap:
  Period............................     $108,453          $(55,615)        $(30,167)         $69,478
  Cumulative........................     $108,453          $ 52,838         $ 22,671          $92,149        $ 92,149

RSA/RSL ratio:
  Period............................         5.62              0.56             0.87             4.55
  Cumulative........................         5.62              1.35             1.06             1.23            1.23

Our cumulative one-year RSA/RSL ratio equaled 1.35 at June 30, 2004, similar to the ratio of 1.37 at the end of the previous quarter. As previously mentioned, these ratios indicate that if interest rates increase our earnings would likely be favorably impacted. Given the current rate environment and the announcement by the FOMC that rates will, more than likely, increase over the next 18 months, ALCO focused on maintaining this advantageous position by monitoring and making certain the gap position between RSA and RSL remained positive. Specifically, we predominantly offer commercial loans with adjustable-rate terms that either reprice immediately or within one year. In addition, we continued to offer promotional rates on longer-term certificates of deposit in an attempt to extend the average maturities of these types of funds. Should interest rates increase, a greater amount of RSA would reprice upward in the near term and at a faster pace than RSL, thereby positively affecting net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

In comparison to the end of the first quarter of 2004, our RSA/RSL ratio remained relatively constant. Both RSA and RSL increased by nearly the same magnitude from March 31, 2004. RSA increased $17.5 million, while RSL increased $14.3 million. The increase in RSA resulted from an $11.1 million increase in loans, net of unearned income, maturing or repricing within 12 months, coupled with a $7.3 million increase in federal funds sold. The increase in RSL primarily resulted from increases of $9.9 million in NOW accounts and $7.3 million in time deposits less than $100 maturing or repricing within a 12-month time horizon.

We experienced an increase in our three-month ratio to 5.62 at June 30, 2004, from 4.30 at the end of the previous quarter. The increase primarily resulted from a $10.7 million increase in the amount of RSA coupled with a $4.8 million reduction in RSL maturing or repricing within three months. The increase in federal funds sold was primarily responsible for the increase in RSA, while reductions of $2.5 million in time deposits less than $100 and $2.3 million in large denomination time deposits maturing or repricing within three months factored into the decrease in RSL.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2004, produced results similar to those indicated by the one-year static gap position. Given parallel and instantaneous shifts in interest rates of plus 100 basis points and 200 basis points, net interest income should increase by 2.2 percent and 3.3 percent. Based on the current interest rate environment, we chose not to create proforma net interest income scenarios given an instantaneous and parallel shift in general market rates of minus 100 basis points and 200 basis points as the results these scenarios would not be meaningful. We will

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

continue to monitor our IRR for the remainder of 2004 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a positive IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after 2004. Our noncore funds consist of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2004, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was negative 2.1 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled negative 5.3 percent at the end of the second quarter of 2004. Negative ratios indicated that at June 30, 2004, we did not rely on noncore sources to fund our long-term assets. In addition, our liquidity position improved in comparison to the end of the previous quarter. These ratios at March 31, 2004, were 0.4

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

percent and negative 3.3 percent. We believe that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities and further illustrates the improvement in our liquidity position. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh, and federal funds sold, decreased $4.6 million during the six months ended June 30, 2004. In comparison, cash and cash equivalents increased $27.0 million for the same period last year. For the first half of 2004, financing and operating activities provided us with net cash, while net cash was expended in investing activities. For the same period last year all three major activities were sources of net cash.

Deposit gathering is our predominant financing activity. Deposits increased $8.2 million, which was the primary source of net funds provided by financing activities. A net increase of $11.2 million in interest-bearing transaction accounts and noninterest-bearing accounts were partially offset by a net decrease of $3.0 million in time deposits. However, deposit gathering slowed in comparison the first six months of last year. Deposit gathering in 2003 was aided by a volatile stock market, as investors chose the safeness of bank deposits. Net increases in deposits provided funds of $26.3 million for the six months ended June 30, 2003.

Operating activities provided net cash of $4.7 million for the six months ended June 30, 2004. Net income of $2.4 million, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses and net changes in current assets, was the primary source of funds from operations. In comparison, for the first six months of 2003, net cash provided by operations equaled $0.4 million.

Investing activities primarily involve transactions related to our investment securities and lending activities. For the six months ended June 30, 2004, cash used in investing activities totaled $15.9 million. In comparison, for the same six months of last year investing activities provided funds of $2.4 million. The change primarily resulted from a $27.0 decrease in repayments from investment securities coupled with $5.8 million in additional funds used in lending activities. Partially offsetting these factors, was a $13.8 million decrease in the amount of investment securities purchased.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CAPITAL ADEQUACY:

Stockholders' equity totaled $46.4 million at June 30, 2004, compared to $46.5 million at December 31, 2003. Net income of $2.4 million was entirely offset by common stock repurchased, net cash dividends declared and a negative change in other comprehensive income. On a per share basis, stockholders' equity equaled $24.60 per share at the end of the second quarter of 2004, compared to $24.41 per share at year-end 2003.

During the first six months of 2004, 21,650 shares of our common stock totaling $0.9 million were repurchased. Dividends declared during this same time period totaled $835 or $0.44 per share in 2004. The dividend payout ratio was 34.3 percent for the six months ended June 30, 2004. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the six months ended June 30, 2004, 3,273 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2004 and 2003. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at June 30, 2004 and 2003, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                           MINIMUM TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                  MINIMUM FOR CAPITAL      PROMPT CORRECTIVE
                                                 ACTUAL           ADEQUACY PURPOSES        ACTION PROVISIONS
                                           ------------------------------------------------------------------
JUNE 30,                                     2004      2003       2004         2003         2004       2003
-------------------------------------------------------------------------------------------------------------
Basis for ratios:
Tier I capital to risk-weighted assets:
  Consolidated...........................  $ 44,456  $ 42,067    $15,486      $13,991
  Community Bank.........................    42,954    40,697     15,465       13,963      $23,197    $20,945
Total capital to risk-weighted assets:
  Consolidated...........................    48,199    45,744     30,972       27,981
  Community Bank.........................    46,697    44,374     30,930       27,926       38,662     34,908
Tier I capital to total average assets
 less goodwill:
  Consolidated...........................    44,456    42,067     20,196       19,686
  Community Bank.........................    42,954    40,697    $20,167      $19,662      $25,208    $24,578

Risk-weighted assets:
  Consolidated...........................   378,119   341,679
  Community Bank.........................   377,591   340,990
Risk-weighted off-balance sheet items:
  Consolidated...........................     9,028     8,085
  Community Bank.........................     9,028     8,085
Average assets for Leverage ratio:
  Consolidated...........................   504,911   492,156
  Community Bank.........................  $504,167  $491,561

Ratios:
Tier I capital as a percentage of risk-
 weighted assets and off-balance sheet
 items:
  Consolidated...........................      11.5%     12.0%       4.0%         4.0%         6.0%       6.0%
  Community Bank.........................      11.1      11.7        4.0          4.0          6.0        6.0
Total of Tier I and Tier II capital as a
 percentage of risk-weighted assets and
 off-balance sheet items:
  Consolidated...........................      12.4      13.1        8.0          8.0         10.0       10.0
  Community Bank.........................      12.1      12.7        8.0          8.0         10.0       10.0
Tier I capital as a percentage of total
 average assets less intangible assets:
  Consolidated...........................       8.8       8.6        4.0          4.0          5.0        5.0
  Community Bank.........................       8.5%      8.3%       4.0%         4.0%         5.0%       5.0%

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

Based on the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at June 30, 2004. There are no conditions or events since this notification that we believe have changed Community Bank's category.

REVIEW OF FINANCIAL PERFORMANCE:

Higher net interest income was the primary factor contributing to a $110 or 9.6 percent earnings improvement for the second quarter. Net income for the second quarter of 2004 equaled $1,255 or $0.66 per share, compared to $1,145 or $0.60 per share for the same quarter of 2003. Year-to-date earnings totaled $2,435 or $1.28 per share in 2004 and $2,475 or $1.28 per share in 2003. For the quarter and six months ended June 30, return on average stockholders' equity was 10.61 percent and 10.32 percent in 2004 compared to 9.96 percent and 10.85 percent for 2003. For the second quarter, return on average assets was 0.99 percent in 2004 and 0.92 percent in 2003, while the respective year-to-date ratios were 0.97 percent and 1.01 percent.

NET INTEREST INCOME:

Net interest income is still the fundamental source of earnings for commercial banks. Moreover, fluctuations in the level of noninterest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits, short- term borrowings and long-term debt comprise interest-bearing liabilities. Net interest income is impacted by:

      - Variations in the volume, rate and composition of earning assets and interest-bearing liabilities;

      -     Changes in general market rates; and

      -     The level of nonperforming assets.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest- bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported on a tax-equivalent basis using the prevailing statutory tax rate of 34.0 percent.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                    JUNE 30,                               JUNE 30,
                                                 2004 VS. 2003                          2004 VS. 2003
                                               INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                ATTRIBUTABLE TO                        ATTRIBUTABLE TO
                                       ----------------------------------     ----------------------------------
                                        TOTAL                                  TOTAL
                                        CHANGE        RATE        VOLUME       CHANGE        RATE        VOLUME
                                       --------     --------     --------     --------     --------     --------
Interest income:
Loans:
  Taxable ........................     $   (181)    $   (582)    $    401     $   (444)    $ (1,280)    $    836
  Tax-exempt .....................           31         (107)         138           53         (204)         257
Investments:
  Taxable ........................           69          112          (43)         (58)         125         (183)
  Tax-exempt .....................           (7)          (1)          (6)         (17)          (2)         (15)
Federal funds sold ...............          (64)         (13)         (51)         (76)         (18)         (58)
                                       --------     --------     --------     --------     --------     --------
    Total interest income ........         (152)        (591)         439         (542)      (1,379)         837
                                       --------     --------     --------     --------     --------     --------
Interest expense:
Money market accounts ............           (1)          (9)           8          (13)         (26)          13
NOW accounts .....................          (23)         (22)          (1)         (48)         (46)          (2)
Savings accounts .................         (131)        (186)          55         (354)        (424)          70
Time deposits less than $100 .....         (198)        (120)         (78)        (400)        (278)        (122)
Time deposits $100 or more .......           11            5            6           39           (8)          47
                                       --------     --------     --------     --------     --------     --------
    Total interest expense .......         (342)        (332)         (10)        (776)        (782)           6
                                       --------     --------     --------     --------     --------     --------
    Net interest income ..........     $    190     $   (259)    $    449     $    234     $   (597)    $    831
                                       ========     ========     ========     ========     ========     ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the six months ended June 30, 2004, tax-equivalent net interest income totaled $9,155, an increase of $234 compared to $8,921 for the same six months of 2003. Growth in earning assets over that of interest-bearing liabilities more than offset the effects of a negative rate variance.

For the six months ended June 30, 2004, earning assets averaged $477.7 million, an increase of $12.0 million from $465.7 million for the same six months of 2003. The increase in the volume of earning assets resulted in additional interest revenue of $837 for the six months ended June 30, 2004. Slightly offsetting the additional interest revenue generated from an increase in earning assets was $6 in additional interest expense from a $3.0 million increase in average interest-bearing liabilities. With regard to earning assets, taxable loans grew $24.8 million and tax-exempt loans increased $10.8 million, together resulting in additional interest revenue of $1,093. Partially offsetting the effects of loan growth was a $12.4 million reduction in average investments, which reduced tax-equivalent interest revenue by $198. With regard to interest-bearing liabilities, growth in savings accounts of $4.7 million, time deposits $100 or more of $2.9 million and money market accounts of $2.4 million resulted in additional interest expense of $70, $47 and $13. Almost entirely offsetting these increases in interest expense was a $6.6 million reduction in time deposits less than $100, which lowered interest expense by $122.

Partially offsetting the positive volume variance was a negative rate variance. Although the net interest spread for the six months ended June 30, 2004, improved 2 basis points to 3.46 percent from 3.44 percent for the same six months of 2003, the net interest margin fell 1 basis point to 3.85 percent from
3.86 percent. A 42 basis point reduction in the cost of funds could not offset the effects of a 40 basis point decline in the tax- equivalent yield on average earning assets. The tax-equivalent yield on earning assets was 5.74 percent for the first half of 2004, compared to 6.14 percent for the same period of 2003. The effect of this reduction was a $1,379 decrease in tax-equivalent interest revenue. We experienced a decline in the rate paid for all major deposits categories, which resulted in an overall reduction in interest expense of $782. The principal factors contributing to this overall reduction were a 60 basis point decline in the rate paid for savings accounts, which reduced interest expense by $424, and a 31 basis point decrease in the rate paid on time deposits less than $100, which lowered interest expense by $278.

For the quarter ended June 30, 2004, tax-equivalent interest income improved $190 in comparison to the same three months of last year. Similarly, the increase was due to a positive volume variance of $449, partially offset by a negative rate variance of $259. For the three months ended June 30, 2004, average earning assets grew $9.0 million, while interest-bearing liabilities decreased $0.3 million. The growth in earning assets primarily resulted from

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

growth in average loans of $35.8 million partially offset, by a reduction in investments and federal funds sold of $26.8 million. This resulted in additional interest revenue of $439. The slight decrease in average interest-bearing liabilities resulted from growth of $3.1 million in money market accounts and $5.1 million in savings accounts and $0.8 million in time deposits $100 or more, more than entirely offset by reductions of $8.8 million in time deposits less than $100 and NOW accounts of $0.5 million. These changes resulted in a slight reduction in interest expense of $10. For the second quarter of 2004, the tax-equivalent yield on earning assets was 5.75 percent, 22 basis points lower than 5.97 percent for the second quarter of 2003. This resulted in a reduction to interest revenue of $591. The tax-equivalent yield on loans fell 81 basis points and the yield on federal funds sold dropped 22 basis points resulting in reductions to interest revenue of $689 and $13. Partially offsetting these reductions was a 55 basis point increase in the tax-equivalent yield on investments, which added $111 to interest revenue. The cost of funds equaled
2.27 percent for the three months ended June 30, 2004, 34 basis points lower as compared to 2.61 percent for the same quarter of last year. This resulted in a $332 reduction in interest expense for the second quarter.

Maintenance of an adequate net interest margin is one of our primary concerns. As previously mentioned, we experienced slight margin contraction during the first six months of 2004 as a result of the sustained low interest rate environment. However, net interest margins appear to be stabilizing, as evidenced by a 5 basis point improvement from 3.83 percent for the first quarter of 2004 to 3.88 percent for the second. This was the second consecutive margin improvement. The net interest margin improved 10 basis points from the fourth quarter of 2003 to the first quarter of 2004. Economic conditions are expected to continue to improve for the remainder of 2004. In addition, the recent FOMC rate increases should positively impact our margin. However, no assurance can be given that net interest income will not be adversely affected by changes in general market rates. We believe following prudent pricing practices, coupled with careful investing, will keep our net interest margin from further contraction.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the six months ended June 30, 2004 and 2003, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                         JUNE 30, 2004                    JUNE 30, 2003
                                                -------------------------------  ----------------------------
                                                            INTEREST   AVERAGE              INTEREST   AVERAGE
                                                 AVERAGE    INCOME/    INTEREST  AVERAGE    INCOME/    INTEREST
                                                 BALANCE    EXPENSE      RATE    BALANCE    EXPENSE      RATE
                                                --------    -------    --------  --------   -------    --------
ASSETS:
Earning assets:
Loans:
  Taxable.....................................  $341,206    $10,720      6.32%   $316,376   $11,164      7.12%
  Tax-exempt..................................    30,143        626      4.18      19,343       573      5.97
Investments:
  Taxable.....................................    66,526      1,055      3.19      78,488     1,113      2.86
  Tax-exempt..................................    32,132      1,194      7.47      32,574     1,211      7.50
Federal funds sold............................     7,729         38      0.99      18,912       114      1.22
                                                --------    -------              --------   -------
    Total earning assets......................   477,736     13,633      5.74%    465,693    14,175      6.14%
Less: allowance for loan losses...............     3,712                            3,720
Other assets..................................    31,713                           31,266
                                                --------                         --------
    Total assets..............................  $505,737                         $493,239
                                                ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts.........................  $ 18,222         84      0.93%   $ 15,756        97      1.24%
NOW accounts..................................    38,062        148      0.78      38,413       196      1.03
Savings accounts..............................   129,360        474      0.74     124,692       828      1.34
Time deposits less than $100..................   180,589      3,303      3.68     187,235     3,703      3.99
Time deposits $100 or more....................    28,713        469      3.28      25,830       430      3.36
                                                --------    -------              --------   -------
    Total interest-bearing liabilities........   394,946      4,478      2.28%    391,926     5,254      2.70%
Noninterest-bearing deposits..................    60,318                           51,980
Other liabilities.............................     3,013                            3,352
Stockholders' equity..........................    47,460                           45,981
                                                --------                         --------
    Total liabilities and stockholders' equity  $505,737                         $493,239
                                                ========    -------              ========   -------
    Net interest/income spread................              $ 9,155      3.46%              $ 8,921      3.44%
                                                            =======                         =======
    Net interest margin.......................                           3.85%                           3.86%
Tax equivalent adjustments:
Loans.........................................              $   213                         $   195
Investments...................................                  406                             412
                                                            -------                         -------
    Total adjustments.........................              $   619                         $   607
                                                            =======                         =======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $3,299 and $3,844 for the six months ended June 30, 2004 and 2003 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PROVISION FOR LOAN LOSSES:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio. For the three months and six months ended June 30, the provision for loan losses totaled $150 and $300 in 2004, compared to $120 and $240 in 2003.

NONINTEREST INCOME:

Noninterest income totaled $1,802 in the first half of 2004, a decrease of $274 or 13.2 percent compared to $2,076 for the same six months of last year. The reduction in noninterest revenue resulted directly from a $361 or 52.7 percent decrease in net gains on the sale of residential mortgages. Service charges, fees and commissions rose $87 or 6.3 percent comparing the first six months of 2004 and 2003. For the second quarter, noninterest revenue totaled $880 in 2004 and $990 in 2003. Net gains on the sale of residential mortgages declined $167, while service charges, fees and commissions rose $57.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Major components of noninterest expense for the three months and six months ended June 30, 2004 and 2003, are summarized as follows:

NONINTEREST EXPENSES

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                  2004       2003        2004      2003
----------------------------------------------------------------------------------------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes.....................  $1,409     $1,455      $2,804    $2,858
Employee benefits..............................     345        318         676       611
                                                 ------     ------      ------    ------
  Salaries and employee benefits expense.......   1,754      1,773       3,480     3,469
                                                 ------     ------      ------    ------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense..........................     257        234         575       508
Equipment expense..............................     342        314         688       580
                                                 ------     ------      ------    ------
  Net occupancy and equipment expense..........     599        548       1,263     1,088
                                                 ------     ------      ------    ------

OTHER EXPENSES:
Marketing expense..............................     145         97         279       201
Other taxes....................................      98        114         196       227
Stationery and supplies........................      86         89         166       179
Contractual services...........................     377        414         773       774
Insurance including FDIC assessment............      50         54         107        97
Other..........................................     486        489         958       968
                                                 ------     ------      ------    ------
  Other expenses...............................   1,242      1,257       2,479     2,446
                                                 ------     ------      ------    ------
    Total noninterest expense..................  $3,595     $3,578      $7,222    $7,003
                                                 ======     ======      ======    ======

For the six months ended June 30, 2004, noninterest expense amounted to $7,222, an increase of $219 or 3.1 percent from $7,003 for the same six months of 2003. Nearly 80.0 percent of the increase was due to a $175 rise in occupancy and equipment expense associated with the operation of our new branch located in Tannersville, Pennsylvania and loan operations center. For the second quarter, noninterest expense totaled $3,595 in 2004, a slight increase of $17 or 0.5 percent compared to $3,578 in 2003. The operating efficiency ratio, noninterest expense as a percentage of net interest income and noninterest income, is a key industry ratio used to measure productivity. Our year-to-date productivity weakened, however for the second quarter productivity improved in comparison to the same periods last year. Our efficiency ratio for the six months ended June 30, 2004, weakened to 69.9 percent from 67.4 percent for the same period last year. For the second quarter, this ratio improved to 69.1 percent in 2004 from
69.7 percent in 2003. Our overhead ratio, another measure of productivity defined as noninterest expense as a percentage of total average assets, remained constant at 2.9 percent for the first half of 2004 and 2003.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $3,480 or 48.2 percent of noninterest expense for the six months ended June 30, 2004. In comparison, these expenses were $3,469 or
49.5 percent of noninterest expense for the same period of 2003. For the second quarter of 2004, employee-related expenses totaled $1,754, a decrease of $19 compared to the second quarter of 2003.

Net occupancy and equipment expense rose $175 to $1,263 for the first half of 2004, from $1,088 for the same period last year. Additional expenses associated with the operation of our new Tannersville office and loan operations center contributed to the increase. For the three months ended June 30, 2004 and 2003, net occupancy and equipment expenses amounted to $599 and $548, an increase of $51.

Other expenses increased $33 to $2,479 for the six months ended June 30, 2004, from $2,446 for the same six months of the prior year. For the quarter ended June 30, other expenses totaled $1,242 in 2004 and $1,257 in 2003. The rise in other expenses resulted primarily from an increase in marketing- related costs.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the bank's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Recently, the FDIC decided to retain the existing BIF assessment schedules of $0.00 per 100 dollars of deposits for banks classified in the highest capital and supervisory evaluation category and $0.27 per 100 dollars of deposits for banks classified in the lowest category. We were classified in the highest capital and supervisory evaluation category at June 30, 2004, and will be exempt from paying a BIF assessment in the second half of 2004.

There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation ("FICO") funding. The FDIC established the annual FICO assessment rates effective for the second quarter of 2004 at $0.0162 per 100 dollars of BIF-assessable deposits. Our assessments totaled $35 and $36 for the six months ended June 30, 2004 and 2003.

INCOME TAXES:

For the six months ended June 30, 2004, income tax expense totaled $381 and resulted in an effective tax rate of 13.5 percent. For the same period of

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION & ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2003, income tax expense was $672 with an effective tax rate of 21.4 percent. The significant reduction in our effective rate resulted from the recognition of $209 of a one-time Federal Historic Tax Credit of $418 for 2004. Should we not be able to use the full tax credit in the current year due to alternative minimum tax requirements, the remainder of the tax credit can be carried back one year and/or carried forward 20 years. In addition, we use tax-exempt investments and loans as a means of lowering our tax burden. Tax-exempt interest income as a percent of total interest income increased to 9.2 percent for the first half of 2004, compared to 8.7 percent for the same period of 2003.

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

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

The Company's management, with the participation of the Company's Chief Executive Office and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the, "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially effect the Company's internal control over financial reporting.

COMM BANCORP, INC.
OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  NONE

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information with respect to purchases made by us of our common stock during the six months ended June 30, 2004, as defined in Rule 10b-18(a)(3) under the Exchange Act. On March 17, 2004, the Board of Directors ratified the purchase of an additional 3.0 percent or 57,221 shares of our outstanding common stock.

                                                                                   Total Number of       Maximum Number
                                                                                   Shares Purchased    of Shares that may
                                                      Total Number     Average    as Part of Publicly   yet be Purchased
                                                       of Shares      Price Paid    Announced Plans     Under the Plans
Month Ending                                          Purchased(1)     Per Share      or Programs         or Programs
------------------------------------------------------------------------------------------------------------------------
January 31, 2004.................................           850         $39.54             850                2,171
February 29, 2004................................                                                             2,171
March 31, 2004...................................                                                            59,392
April 30, 2004...................................         5,000          40.08           5,000               54,392
May 31, 2004.....................................         1,800          39.66           1,800               52,592
June 30, 2004....................................        14,000          40.54          14,000               38,592
                                                         ------         ------          ------
  Total..........................................        21,650         $40.32          21,650
                                                         ======         ======          ======

(1) All purchases were made pursuant to resolutions given by our Board of Directors, which authorize Management to repurchase shares of our common stock from time to time in unsolicited open market purchases through a licensed broker-dealer and in accordance with terms, conditions and restrictions contained in Rule 10b-18 under the Exchange Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  NONE

COMM BANCORP, INC.
OTHER INFORMATION (CONTINUED)

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS AT THE COMPANY'S ANNUAL MEETING OF STOCKHOLDERS HELD ON JUNE 4, 2004, FOR WHICH PROXIES WERE SOLICITED PURSUANT TO SECTION 14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, THE FOLLOWING MATTERS WERE VOTED UPON BY THE STOCKHOLDERS.

      1. To elect thirteen directors to serve for a one-year term and until their successors are duly elected and qualified.

      All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

Nominee                                    For                             Against
-------                               -------------                      -----------
David L. Baker                        1,602,093.252                       7,556.441
Thomas M. Chesnick                    1,609,537.396                         112.297
William F. Farber, Sr.                1,598,289.693                      11,360.000
Judd B. Fitze                         1,551,099.693                      58,550.000
Dean L. Hesser                        1,604,869.693                       4,780.000
John P. Kameen                        1,544,419.693                      65,230.000
William A. Kerl                       1,600,287.396                       9,362.297
Erwin T. Kost                         1,609,649.693                           0.000
Susan F. Mancuso                      1,609,649.693                           0.000
Robert A. Mazzoni                     1,595,719.693                      13,930.000
J. Robert McDonnell                   1,544,307.396                      65,342.297
Joseph P. Moore, III                  1,602,969.693                       6,680.000
Eric G. Stephens                      1,609,649.693                           0.000

      2. To ratify the selection of Kronick, Kalada, Berdy & Co. of Kingston, Pennsylvania, Certified Public Accountants, as the independent auditors for the year ending December 31, 2004. The votes cast on this matter were as follows:

     For                                         Against
-------------                                   ---------
1,653,259.501                                   4,833.251

ITEM 5.  OTHER INFORMATION

                  NONE

COMM BANCORP, INC.
OTHER INFORMATION (CONTINUED)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              31(i)   Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

              31(ii)  Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

              32(i) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32(ii) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              Item 12 - On April 29, 2004, the Company filed a report on Form 8-K, to disclose its results of operations for the three months ended March 31, 2004.

                               COMM BANCORP, INC.
                                   FORM 10-Q

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                    Registrant, Comm Bancorp, Inc.

Date: August 13, 2004               /s/William F. Farber, Sr.
                                    ----------------------------------
                                    William F. Farber, Sr.
                                    President and Chief Executive Officer
                                    Chairman of the Board/Director
                                    (Principal Executive Officer)

Date: August 13, 2004               /s/ Scott A. Seasock
                                    ----------------------------------
                                    Scott A. Seasock
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date: August 13, 2004               /s/ Stephanie A. Ganz
                                    ----------------------------------
                                    Stephanie A. Ganz
                                    Vice President of Finance
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER       DESCRIPTION                                       PAGE
-----------       -----------                                       ----
   31(i)          Certification of Chief Executive Officer
                  pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002                                  49

   31(ii)         Certification of Chief Financial Officer
                  pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002                                  51

   32(i)          Certification of Chief Executive Officer
                  pursuant to 18 U.S.C. Section 1350, as adopted
                  pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002                                  53

   32(ii)         Certification of Chief Financial Officer
                  pursuant to 18 U.S.C. Section 1350, as adopted
                  pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002                                  54