Form 10-Q
period 2004-09-30
COMM BANCORP INC
filed 2004-11-15
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 0-17455

                               COMM BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                              23-2242292
---------------------------------------------    -------------------------------

(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
 or organization)                                 Number)

  125 N. STATE STREET, CLARKS SUMMIT, PA                       18411
------------------------------------------         -----------------------------
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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,877,491 at October 31, 2004.

                                  Page 1 of 57
                            Exhibit Index on Page 51

                               COMM BANCORP, INC.
                                    FORM 10-Q

                               SEPTEMBER 30, 2004

                                      INDEX

CONTENTS                                                                        PAGE NO.
-----------------------------------------------------------------------         --------
PART I.  FINANCIAL INFORMATION:

  Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income
      for the Three Months and Nine Months Ended September 30,
      2004 and 2003....................................................            3
     Consolidated Balance Sheets - September 30, 2004 and
      December 31, 2003................................................            4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Nine Months Ended September 30, 2004.....................            5
     Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2004 and 2003 ...............................            6
     Notes to Consolidated Financial Statements........................            7

  Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................            8

  Item 3: Quantitative and Qualitative Disclosures About Market
           Risk........................................................            *

  Item 4: Controls and Procedures......................................           47

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings............................................           48

  Item 2: Changes in Securities, Use of Proceeds and Issuer
           Purchases of Equity Securities....................... ......           48

  Item 3: Defaults Upon Senior Securities..............................           48

  Item 4: Submission of Matters to a Vote of Security Holders..........           48

  Item 5: Other Information............................................           48

  Item 6: Exhibits and Reports on Form 8-K.............................           49

  Signatures...........................................................           50
  Exhibit Index........................................................           51

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                                 2004           2003        2004           2003
                                                                              ---------      ---------    ---------      ---------
INTEREST INCOME:
Interest and fees on loans:
  Taxable................................................................    $    5,405     $    5,617   $   16,125     $   16,781
  Tax-exempt.............................................................           191            199          604            577
Interest and dividends on investment securities available-for-sale:
  Taxable................................................................           495            397        1,529          1,485
  Tax-exempt.............................................................           392            394        1,180          1,193
  Dividends..............................................................             7              9           28             34
Interest on federal funds sold...........................................            68             49          106            163
                                                                             ----------     ----------   ----------     ----------
    Total interest income................................................         6,558          6,665       19,572         20,233
                                                                             ----------     ----------   ----------     ----------

INTEREST EXPENSE:
Interest on deposits.....................................................         2,323          2,392        6,801          7,646
                                                                             ----------     ----------   ----------     ----------
    Total interest expense...............................................         2,323          2,392        6,801          7,646
                                                                             ----------     ----------   ----------     ----------
    Net interest income..................................................         4,235          4,273       12,771         12,587
Provision for loan losses................................................           150            120          450            360
                                                                             ----------     ----------   ----------     ----------
    Net interest income after provision for loan losses..................         4,085          4,153       12,321         12,227
                                                                             ----------     ----------   ----------     ----------

NONINTEREST INCOME:
Service charges, fees and commissions....................................           780            702        2,258          2,093
Net gains on sale of loans...............................................            84            328          408          1,013
                                                                             ----------     ----------   ----------     ----------
    Total noninterest income.............................................           864          1,030        2,666          3,106
                                                                             ----------     ----------   ----------     ----------

NONINTEREST EXPENSE:
Salaries and employee benefits expense...................................         1,772          1,859        5,252          5,328
Net occupancy and equipment expense......................................           566            558        1,829          1,646
Other expenses...........................................................         1,426          1,322        3,905          3,768
                                                                             ----------     ----------   ----------     ----------
    Total noninterest expense............................................         3,764          3,739       10,986         10,742
                                                                             ----------     ----------   ----------     ----------
Income before income taxes...............................................         1,185          1,444        4,001          4,591
Provision for income tax expense.........................................           120            289          501            961
                                                                             ----------     ----------   ----------     ----------
    Net income...........................................................         1,065          1,155        3,500          3,630
                                                                             ----------     ----------   ----------     ----------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale....         1,203           (408)        (238)          (432)
Income tax expense (benefit) related to other comprehensive income (loss)           409           (139)         (81)          (147)
                                                                             ----------     ----------   ----------     ----------
    Other comprehensive income (loss), net of income taxes...............           794           (269)        (157)          (285)
                                                                             ----------     ----------   ----------     ----------
    Comprehensive income.................................................    $    1,859     $      886   $    3,343     $    3,345
                                                                             ==========     ==========   ==========     ==========

PER SHARE DATA:
Net income...............................................................    $     0.56     $     0.61   $     1.84     $     1.89
Cash dividends declared..................................................    $     0.22     $     0.22   $     0.66     $     0.66
Average common shares outstanding........................................     1,886,534      1,908,995    1,898,101      1,925,962

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2004             2003
                                                                                      --------         --------
ASSETS:
Cash and due from banks............................................................   $ 10,960         $ 17,099
Federal funds sold.................................................................     15,900           11,500
Investment securities available-for-sale...........................................    111,522          105,248
Loans held for sale, net...........................................................      3,302            3,205
Loans, net of unearned income......................................................    374,986          357,940
  Less: allowance for loan losses..................................................      3,809            3,584
                                                                                      --------         --------
Net loans..........................................................................    371,177          354,356
Premises and equipment, net........................................................     11,843           12,484
Accrued interest receivable........................................................      2,253            2,229
Other assets.......................................................................      2,989            3,331
                                                                                      --------         --------
    Total assets...................................................................   $529,946         $509,452
                                                                                      ========         ========

LIABILITIES:
Deposits:
  Noninterest-bearing..............................................................   $ 65,199         $ 59,119
  Interest-bearing.................................................................    414,104          400,347
                                                                                      --------         --------
    Total deposits.................................................................    479,303          459,466
Accrued interest payable...........................................................      1,103            1,143
Other liabilities..................................................................      2,101            2,302
                                                                                      --------         --------
    Total liabilities..............................................................    482,507          462,911
                                                                                      --------         --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 September 30, 2004, 1,877,000 shares; December 31, 2003, 1,906,528 shares.........        619              629
Capital surplus....................................................................      6,658            6,576
Retained earnings..................................................................     38,206           37,223
Accumulated other comprehensive income.............................................      1,956            2,113
                                                                                      --------         --------
    Total stockholders' equity.....................................................     47,439           46,541
                                                                                      --------         --------
    Total liabilities and stockholders' equity.....................................   $529,946         $509,452
                                                                                      ========         ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 ACCUMULATED
                                                                                    OTHER           TOTAL
                                                  COMMON   CAPITAL   RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                                   STOCK   SURPLUS   EARNINGS       INCOME         EQUITY
                                                   -----   -------   --------   -------------   ------------
BALANCE, DECEMBER 31, 2003.......................  $629    $6,576    $37,223        $2,113        $46,541
Net income.......................................                      3,500                        3,500
Dividends declared: $0.66 per share..............                     (1,248)                      (1,248)
Dividend reinvestment plan: 4,737 shares issued..     1       185                                     186
Repurchase and retirement: 34,265 shares.........   (11)     (103)    (1,269)                      (1,383)
Net change in other comprehensive income.........                                     (157)          (157)
                                                   ----    ------    -------        ------        -------
BALANCE, SEPTEMBER 30, 2004......................  $619    $6,658    $38,206        $1,956        $47,439
                                                   ====    ======    =======        ======        =======

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30,                                                              2004      2003
-----------------------------------------------------------------------------------------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................................  $  3,500  $  3,630
Adjustments:
  Provision for loan losses..............................................................       450       360
  Depreciation, amortization and accretion...............................................     1,777     2,703
  Amortization of loan fees..............................................................       (15)     (135)
  Deferred income tax expense (benefit)..................................................       (84)       19
  Loss on disposition of equipment.......................................................                  17
  Losses (gains) on the sale of foreclosed assets........................................        30        (8)
  Changes in:
    Loans held for sale, net.............................................................       (97)   (1,761)
    Accrued interest receivable..........................................................       (24)     (171)
    Other assets.........................................................................       200       105
    Accrued interest payable.............................................................       (40)      (44)
    Other liabilities....................................................................       (95)      (17)
                                                                                           --------  --------
      Net cash provided by operating activities..........................................     5,602     4,698
                                                                                           --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of investment securities available-for-sale.....................    12,628    53,044
Purchases of investment securities available-for-sale....................................   (19,799)  (47,040)
Proceeds from sale of foreclosed assets..................................................       161       206
Net increase in lending activities.......................................................   (17,443)  (29,549)
Purchases of premises and equipment......................................................      (274)   (1,138)
                                                                                           --------  --------
      Net cash used in investing activities..............................................   (24,727)  (24,477)
                                                                                           --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts............................    16,947    27,742
  Time deposits..........................................................................     2,890     8,515
Proceeds from issuance of common shares..................................................       186       170
Repurchase and retirement of common shares...............................................    (1,383)   (1,563)
Cash dividends paid......................................................................    (1,254)   (1,257)
                                                                                           --------  --------
      Net cash provided by financing activities..........................................    17,386    33,607
                                                                                           --------  --------
      Net increase (decrease) in cash and cash equivalents...............................    (1,739)   13,828
      Cash and cash equivalents at beginning of year.....................................    28,599    21,383
                                                                                           --------  --------
      Cash and cash equivalents at end of period.........................................  $ 26,860  $ 35,211
                                                                                           ========  ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest...............................................................................  $  6,841  $  7,690
  Income taxes...........................................................................       483     1,012
Noncash items:
  Transfer of loans to foreclosed assets.................................................       187       284
  Unrealized losses on investment securities available-for-sale..........................  $    157  $    285

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING ENVIRONMENT:

The economy expanded at 3.7 percent in the third quarter, as measured by the gross domestic product, the total value of all goods and services produced in the United States. Although this pace was greater than the 3.3 percent experienced in the previous quarter, it fell below forecasted expectations of
4.3 percent. The growth was fueled by a 4.6 percent increase in consumer spending coupled with an 11.7 percent rise in business investment. Inflationary pressures remained subdued. Consumer prices, excluding food and energy increased
0.7 percent in the third quarter, compared to 1.7 percent in the second quarter. Energy prices have soared recently and pose a risk to an economic expansion. Many economists believe that soaring energy prices could slow economic activity if they cause consumers and businesses to become cautious and cut back on spending and investment. The Federal Open Market Committee ("FOMC") increased the target for the federal funds rate 50 basis points to 1.75 percent in two separate 25 basis point increments over the course of the third quarter. The FOMC has also indicated that there could be additional increases before the end of the year, as policy-makers want to bring interest rates to more normal levels and ensure that inflation does not become a threat to the economy in the future.

REVIEW OF FINANCIAL POSITION:

Total assets increased $20.5 million or 4.0 percent to $529.9 million at September 30, 2004, from $509.4 million at December 31, 2003. Loans, net of unearned income grew $17.1 million or 4.8 percent to $375.0 million at the close of the third quarter from $357.9 million at year-end 2003. Loan growth was funded through deposit gathering, as total deposits rose $19.8 million or 4.3 percent to $479.3 million at September 30, 2004, from $459.5 million at the end of last year. Interest-bearing deposits grew $13.7 million and accounted for
69.2 percent of total deposit growth, while noninterest-bearing deposits increased $6.1 million and represented 30.8 percent of total deposit growth. At September 30, 2004, investment securities were $111.5 million, an increase of $6.3 million from $105.2 million at December 31, 2003. At the close of the third quarter, we had $15.9 million in federal funds sold outstanding as compared to $11.5 million at year-end 2003. Stockholders' equity improved $0.9 million to $47.4 million at September 30, 2004, compared to $46.5 million at December 31, 2003.

In comparison to the end of the previous quarter, total assets grew $12.7 million. Deposits grew $11.6 million or at an annual rate of 9.9 percent. Loan demand weakened in the third quarter, which caused a $2.3 million

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

decline in loans, net of unearned income. The additional funds from strong deposit growth were used to purchase short-term U.S. Government agency securities, which resulted in an $11.9 million increase in the investment portfolio. Stockholders' equity increased $1.0 million.

INVESTMENT PORTFOLIO:

The market value of our available-for-sale securities appreciated $1.2 million from the end of the previous quarter. The unrealized holding gain on the investment portfolio was $2,963 at September 30, 2004, compared to $1,761 at June 30, 2004. Despite the rise in short-term interest rates, the bond market rallied in the third quarter amid uncertainty about the outcome of a heated presidential election and skepticism concerning economic conditions. As a result, bond yields, which react inversely to prices, fell considerably over the third quarter. Changes in U.S. Treasury yields impact the market value of our investment portfolio. Specifically, our holdings of tax-exempt municipal obligations have an average life that is closely related to the ten-year U.S. Treasury. Accounting for the majority of the appreciation in market value of investment portfolio was the change in the yield on the ten-year U.S. Treasury, which fell 48 basis points to 4.14 percent at September 30, 2004, from 4.62 percent at June 30, 2004. The unrealized holding gain on tax-exempt municipal obligations increased $1.1 million to $2,952 at September 30, 2004, from $1,867 at the end of the second quarter.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 2004, and December 31, 2003, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                                        SEPTEMBER 30,       DECEMBER 31,
                                                            2004                2003
                                                       AMOUNT     %         AMOUNT     %
                                                      --------  ------    --------  ------
U.S. Government agencies............................  $ 34,302   30.76%   $ 16,377   15.56%
State and municipals:
  Taxable...........................................    17,021   15.26      17,051   16.20
  Tax-exempt........................................    34,918   31.31      34,788   33.05
Mortgage-backed securities..........................    23,926   21.45      35,099   33.35
Equity securities...................................     1,355    1.22       1,933    1.84
                                                      --------  ------    --------  ------
    Total...........................................  $111,522  100.00%   $105,248  100.00%
                                                      ========  ======    ========  ======

Due to the slight decline in loan demand in the third quarter, repayments from investment securities and excess liquidity from deposit gathering were

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

directed into the investment portfolio, primarily through purchases of short-term U.S. Government agency securities. As a result, available-for- sale investment securities increased $11.9 million or 11.9 percent to $111.5 million at September 30, 2004, from $99.6 million at June 30, 2004. As a percentage of earning assets, the investment portfolio equaled 22.1 percent at the end of the third quarter, compared to 20.1 percent at the end of the previous quarter. Year-to-date, the investment portfolio increased $6.3 million or 6.0 percent from $105.2 million at year-end 2003.

For the nine months ended September 30, 2004, the investment portfolio averaged $98.5 million, compared to $110.7 million the same nine months of 2003. The tax-equivalent yield on the investment portfolio increased 52 basis points to
4.54 percent for the nine months ended September 30, 2004, from 4.02 percent for the same nine months of last year. For the third quarter, the tax-equivalent yield was 4.45 percent, an increase of 83 basis points in comparison to the yield of 3.62 percent for the comparable quarter last year.

In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. Total return for the investment portfolio increased due primarily to market value appreciation. For the 12 months ended September 30, 2004, total return on the investment portfolio improved to 4.2 percent, compared to 1.7 percent for the 12 months ended June 30, 2004.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at September 30, 2004, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                   AFTER ONE        AFTER FIVE
                                    WITHIN         BUT WITHIN       BUT WITHIN         AFTER
                                   ONE YEAR        FIVE YEARS       TEN YEARS        TEN YEARS           TOTAL
                               ---------------  ---------------  ---------------  ---------------  ----------------
SEPTEMBER 30, 2004              AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT   YIELD
-----------------------------  -------   -----  -------   -----  -------   -----  -------   -----  --------   -----
Amortized cost:
U.S. Government agencies.....  $13,958   2.03%  $20,404   2.45%                                    $ 34,362   2.28%
State and municipals:
  Taxable....................    2,918   1.59    14,398   2.70                                       17,316   2.51
  Tax-exempt.................      660   2.23       986   5.30   $ 9,483   7.94%  $20,837   7.57%    31,966   7.50
Mortgage-backed securities...    8,893   4.57    13,772   4.49       843   5.47       176   6.38     23,684   4.57
Equity securities............                                                       1,231   2.89      1,231   2.89
                               -------          -------          -------          -------          --------
    Total....................  $26,429   2.84%  $49,560   3.15%  $10,326   7.74%  $22,244   7.30%  $108,559   4.36%
                               =======          =======          =======          =======          ========

Fair value:
U.S. Government agencies.....  $13,934          $20,368                                            $ 34,302
State and municipals:
  Taxable....................    2,905           14,116                                              17,021
  Tax-exempt.................      661            1,042          $10,363          $22,852            34,918
Mortgage-backed securities...    8,950           13,939              857              180            23,926
Equity securities............                                                       1,355             1,355
                               -------          -------          -------          -------          --------
    Total....................  $26,450          $49,465          $11,220          $24,387          $111,522
                               =======          =======          =======          =======          ========

LOAN PORTFOLIO:

The rate on a 30-year conventional mortgage, which rose 84 basis points in the second quarter of 2004, fell 54 basis points and closed the third quarter at
5.75 percent. The drop in mortgage rates, coupled with improved employment conditions and increased disposable income kept the sales of new and existing homes near the record levels set in the spring of this year. Despite the continued strength of the housing market, activity in our secondary mortgage department moderated over the past nine months in comparison to the intense pace experienced in the prior two years. The moderation was due, for the most part to a decline in the demand for refinancings. With mortgages rates at historically low levels for such an extended period of time, the majority of homeowners have already taken advantage of refinancing. Residential mortgages serviced for the Federal National Mortgage Association ("FNMA") grew $5.0 million or at an annual pace of 7.4 percent to $95.0 million at September 30, 2004, from $90.0 million at December 31, 2003. This is significantly lower than the growth of $24.3 million in serviced mortgages experienced for the same time frame of 2003. For the three months and nine months ended September 30, 2004, residential mortgages sold to the FNMA totaled $6.2 million and $12.9 million, compared to $18.0 million and $42.9 million for the same periods of 2003. Net gains realized on the sale of residential mortgages totaled $84 for the third quarter and $408 year-to-date 2004, compared to $328 and $1,013 for the respective periods of last year.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Over the past several quarters, the banking industry has experienced a decline in commercial lending. Recent information suggests however, that this trend may be reversing in the near term. Renewed strength in the business sector has led to an acceleration in business investment and increased inventory building. Business investment grew 11.7 percent in the third quarter of 2004. Outlays for equipment and software rose 14.9 percent, while structural investment increased
1.4 percent. In addition, recent data suggests that banks have begun to ease lending standards. The April 2004 Senior Loan Officer Opinion Survey issued by the Federal Reserve indicated that after three years of significant tightening, the highest percentage of respondents in 15 years reported easing underwriting standards. These factors led to a $14.4 billion increase in commercial and industrial loans at all commercial banks from the end of the previous quarter to the end of the current quarter. Despite the positive outlook suggested by recent data, we experienced a decline in loan demand in the third quarter. Although our commercial loans, including commercial mortgages and lease financing, increased $23.8 million or 10.6 percent from year-end 2003, these loans declined $1.6 million to $247.9 million at September 30, 2004 from $249.5 million at June 30, 2004.

Consumer spending increased 4.6 percent in the third quarter of 2004. Auto dealer incentives fueled a 16.8 percent increase in spending on durable goods. Commercial banks experienced a 4.7 percent increase in consumer loans during this period. The balance in our consumer loan portfolio equaled $28.0 million at September 30, 2004, which was unchanged from the previous quarter end. Residential mortgage loans, including construction loans, were $99.1 million at September 30, 2004, a decrease of $0.7 million compared to $99.8 million at June 30, 2004.

For the nine months ended September 30, 2004, loans averaged $372.4 million, an increase of $29.8 million or 8.7 percent compared to $342.6 million for the same period of 2003. The tax-equivalent yield on the loan portfolio fell 78 basis points to 6.11 percent for the nine months ended September 30, 2004, from 6.89 percent for the same nine months of last year. We anticipate an increase in loan yields over the remainder of 2004, as adjustable-rate loans continue to reprice at higher interest rates given the rising-rate environment.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The composition of the loan portfolio at September 30, 2004, and December 31, 2003, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                SEPTEMBER 30,           DECEMBER 31,
                                                     2004                   2003
                                              AMOUNT        %        AMOUNT       %
                                             --------    ------     --------    ------
Commercial, financial and others............ $105,821     28.22%    $100,723     28.14%
Real estate:
  Construction..............................    5,713      1.52        2,983      0.83
  Mortgage..................................  233,187     62.19      222,621     62.20
Consumer, net...............................   28,005      7.47       29,726      8.30
Lease financing, net........................    2,260      0.60        1,887      0.53
                                             --------    ------     --------    ------
  Loans, net of unearned income.............  374,986    100.00%     357,940    100.00%
                                                         ======                 ======
Less: allowance for loan losses.............    3,809                  3,584
                                             --------               --------
    Net loans............................... $371,177               $354,356
                                             ========               ========

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price our loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed- rate loans. Approximately 42.4 percent of the lending portfolio is expected to reprice within the next 12 months.

The maturity and repricing information of the loan portfolio by major classification at September 30, 2004, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                    AFTER ONE
                                        WITHIN      BUT WITHIN       AFTER
SEPTEMBER 30, 2004                     ONE YEAR     FIVE YEARS     FIVE YEARS    TOTAL
-------------------------------------  --------     ----------     ----------   --------
Maturity schedule:
Commercial, financial and others.....  $ 55,222      $ 24,625       $ 25,974    $105,821
Real estate:
  Construction.......................     5,713                                    5,713
  Mortgage...........................    24,931        84,672        123,584     233,187
Consumer, net........................    10,528        14,962          2,515      28,005
Lease financing, net.................       827         1,433                      2,260
                                       --------      --------       --------    --------
    Total............................  $ 97,221      $125,692       $152,073    $374,986
                                       ========      ========       ========    ========

Repricing schedule:
Predetermined interest rates.........  $ 42,122      $ 66,180       $ 52,336    $160,638
Floating or adjustable interest rates   116,714        97,574             60     214,348
                                       --------      --------       --------    --------
    Total............................  $158,836      $163,754       $ 52,396    $374,986
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

The contractual amounts of off-balance sheet commitments at September 30, 2004 and December 31, 2003, are summarized as follows:

DISTRIBUTION OF OFF-BALANCE SHEET COMMITMENTS

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                  2004           2003
                                                                 -------        -------
Commitments to extend credit...................................  $48,991        $44,025
Unused portions of home equity and credit card lines...........   12,281          9,806
Commercial letters of credit...................................    7,566          2,255
                                                                 -------        -------
  Total........................................................  $68,838        $56,086
                                                                 =======        =======

These commitments are generally issued for one year or less and often expire unused in whole or in part by the customer. We record an allowance for credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at September 30, 2004 and December 31, 2003. We do not anticipate that losses, if any, that may occur as a result of funding off balance sheet commitments, would have a material adverse effect on our operating results or financial position.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at September 30, 2004 and 2003, are summarized as follows:

SEPTEMBER 30,                                                           2004      2003
---------------------------------------------------------------------   ----      ----
United States........................................................    5.1%      5.8%
Pennsylvania.........................................................    5.3       5.4
Lackawanna county....................................................    5.6       4.7
Monroe county........................................................    5.9       6.3
Susquehanna county...................................................    4.6       5.6
Wayne county.........................................................    4.4       3.6
Wyoming county.......................................................    5.7%      4.3%

The employment conditions continued to improve for the Nation and the Commonwealth of Pennsylvania. Job gains in the service-producing and construction industries more than offset reductions in manufacturing industries. Other than Monroe and Susquehanna counties, employment conditions in our local market area weakened in comparison to one year earlier. Despite the downturn, the outlook for our market area is optimistic. According to the recent "Economic Outlook" survey conducted by PNC Financial Services Group, Inc., 85.0 percent of business owners are optimistic or moderately optimistic about the economy for the next six months, compared to 71.0 percent one year ago. In addition, of those surveyed 89.0 percent expected sales to increase and 85.0 percent expected a corresponding increase in profits. With regard to hiring, 25.0 percent expect to increase staff, 69.0 percent expect to maintain current levels, while only
6.0 percent expect to cut staff. The survey is conducted biannually and focuses on PNC Bank's primary region of Delaware, Kentucky, New Jersey, Ohio and Pennsylvania. In addition, several large companies are building offices or relocating operations to our market area, which should improve labor conditions. However, no assurance can be given that employment and economic conditions will improve, further weakening in these areas could have an adverse affect on our asset quality. In addition, asset quality could also be adversely affected by rising interest rates, which may lead to inabilities of borrowers to meet increased levels of debt service.

Nonperforming assets increased $836 or 39.8 percent to $2.9 million at September 30, 2004, from $2.1 million at June 30, 2004. The majority of the increase from the previous quarter was due to an increase in nonaccrual loans. In a pro-active stance, management placed two loans to one commercial customer totaling $680 on nonaccrual status due to a deteriorating cash flow and highly leveraged balance sheet position.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

However, the loans are still performing and management will, on an on-going basis, monitor the financial condition of the borrower. In comparison to year-end 2003, nonperforming assets increased $529 or 22.0 percent. As a percentage of loans, net of unearned income, nonperforming assets equaled 0.78 percent at September 30, 2004, compared to 0.56 percent at June 30, 2004 and
0.67 percent at December 31, 2003.

Accruing loans past due 90 days, which increased $174 from the end of the second quarter, were down $126 or 18.0 percent from the end of 2003. Foreclosed assets were $257 at the end of the third quarter, $210 at June 30, 2004 and $261 at December 31, 2003. Four loans totaling $187 were transferred to foreclosed assets during the nine months ended September 30, 2004. One property was written down $19 and three properties with an aggregate carrying value of $172 were sold for $161, resulting in a net realized loss of $11.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning nonperforming assets at September 30, 2004, and December 31, 2003, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                          2004          2003
                                                                         ------        ------
Nonaccrual loans:
Commercial, financial and others..................................       $1,090        $  306
Real estate:
  Construction....................................................
  Mortgage........................................................          986         1,077
Consumer, net.....................................................           29            63
Lease financing, net..............................................
                                                                         ------        ------
    Total nonaccrual loans........................................        2,105         1,446
                                                                         ------        ------

Accruing loans past due 90 days or more:
Commercial, financial and others..................................            5           124
Real estate:
  Construction....................................................
  Mortgage........................................................          468           352
Consumer, net.....................................................          101           151
Lease financing, net..............................................                         73
                                                                         ------        ------
    Total accruing loans past due 90 days or more.................          574           700
                                                                         ------        ------
    Total nonperforming loans.....................................        2,679         2,146
                                                                         ------        ------
Foreclosed assets.................................................          257           261
                                                                         ------        ------
    Total nonperforming assets....................................       $2,936        $2,407
                                                                         ======        ======

Ratios:
Nonperforming loans as a percentage of loans, net.................         0.71%         0.60%
Nonperforming assets as a percentage of loans, net................         0.78%         0.67%

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning impaired loans at September 30, 2004, and December 31, 2003, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                          2004          2003
                                                                         ------        ------
Nonaccrual loans:
Commercial, financial and others.................................        $1,090        $  306
Real estate:
  Construction...................................................
  Mortgage.......................................................           986         1,077
Consumer, net....................................................            29            63
Lease financing, net.............................................
                                                                         ------        ------
    Total nonaccrual loans.......................................         2,105         1,446
                                                                         ------        ------

Accruing loans:
Commercial, financial and others.................................         3,069
Real estate:
  Construction...................................................
  Mortgage.......................................................         2,131           207
Consumer, net....................................................            74             1
Lease financing, net.............................................
                                                                         ------        ------
    Total accruing loans.........................................         5,274           208
                                                                         ------        ------
    Total impaired loans.........................................        $7,379        $1,654
                                                                         ======        ======

Ratio:
Impaired loans as a percentage of loans, net.....................          1.97%         0.46%

In addition to the two loans mentioned previously, the majority of the increase in impaired loans was primarily caused by the credits of one customer group involved in commercial and residential real estate rentals. The internal loan grading classifications for these credits were downgraded due to a deficiency in the collateral values associated with these loans. Management is currently taking steps to reduce its exposure to this relationship. As of the loan review date, approximately 20.0 percent of the impaired credits associated with this relationship have been repaid.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information relating to the recorded investment in impaired loans at September 30, 2004 and December 31, 2003, is summarized as follows:

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2004            2003
                                                                  ------          ------
Impaired loans:
With a related allowance.......................................   $3,942          $  747
With no related allowance......................................    3,437             907
                                                                  ------          ------
  Total........................................................   $7,379          $1,654
                                                                  ======          ======

The analysis of changes affecting the allowance for loan losses related to impaired loans for the nine months ended September 30, 2004, is summarized as follows:

                                                                                SEPTEMBER 30,
                                                                                   2004
                                                                                   ----
Balance at January 1...........................................................   $  377
Provision for loan losses......................................................    1,350
Loans charged-off..............................................................      152
Loans recovered................................................................       12
                                                                                  ------
Balance at period-end..........................................................   $1,587
                                                                                  ======

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and nine-month periods ended September 30, 2004 and 2003 are summarized as follows:

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                   2004       2003       2004      2003
                                                  ------     ------     ------    ------
Gross interest due under terms................... $  101     $   44     $  169    $  144
Interest income recognized.......................     90         53        150       104
                                                  ------     ------     ------    ------
Interest income not recognized (recognized in
 excess of due).................................. $   11     $   (9)    $   19    $   40
                                                  ======     ======     ======    ======

Interest income recognized (cash-basis).......... $   90     $   53     $  150    $  104
Average recorded investment in impaired loans.... $6,846     $2,354     $3,680    $2,543

Cash received on impaired loans applied as a reduction of principal totaled $851 and $607 for the nine and three months ended September 30, 2004. For the respective periods of 2003 cash receipts on impaired loans totaled $707

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

and $448. There were no commitments to extend additional funds to such parties at September 30, 2004.

The allocation of the allowance for loan losses at September 30, 2004 and December 31, 2003, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                    SEPTEMBER 30,         DECEMBER 31,
                                                        2004                 2003
                                                  ---------------       ---------------
                                                          CATEGORY              CATEGORY
                                                            AS A                  AS A
                                                            % OF                  % OF
                                                  AMOUNT    LOANS       AMOUNT    LOANS
                                                  ------   ------       ------   ------
Allocated allowance:
Specific:
Commercial, financial and others................. $  888     1.11%      $  237     0.09%
Real estate:
  Construction...................................
  Mortgage.......................................    652     0.83          124     0.36
Consumer, net....................................     47     0.03           16     0.01
Lease financing, net.............................
                                                  ------   ------       ------   ------
    Total specific...............................  1,587     1.97          377     0.46
                                                  ------   ------       ------   ------

Formula:
Commercial, financial and others.................     89    27.11          237    28.05
Real estate:
  Construction...................................            1.52                  0.83
  Mortgage.......................................    794    61.36          974    61.84
Consumer, net....................................    272     7.44          316     8.29
Lease financing, net.............................      1     0.60            1     0.53
                                                  ------   ------       ------   ------
    Total formula................................  1,156    98.03        1,528    99.54
                                                  ------   ------       ------   ------
    Total allocated allowance....................  2,743   100.00%       1,905   100.00%
                                                           ======                ======
Unallocated allowance............................  1,066                 1,679
                                                  ------                ------
    Total allowance for loan losses.............. $3,809                $3,584
                                                  ======                ======

The allocated allowance for loan losses account increased $838 to $2,743 at September 30, 2004, from $1,905 at December 31, 2003. The increase resulted from a $1,210 addition to the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, partially offset by a $372 reduction in the formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5. The increase in the specific portion primarily resulted from increases in commercial loans and residential mortgages which have been identified as impaired with a recorded investment in excess of fair value.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The unallocated portion of the allowance for loan losses equaled $1,066 at the end of the third quarter of 2004 compared to $1,679 at year-end 2003. The decrease in the unallocated portion of the allowance for loan losses account was deemed appropriate due to a continued improvement in net charge-offs.

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the nine months ended September 30, 2004, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                                SEPTEMBER 30,
                                                                                   2004
                                                                                  ------

Allowance for loan losses at beginning of period...............................   $3,584
Loans charged-off:
Commercial, financial and others...............................................       32
Real estate:
  Construction.................................................................
  Mortgage.....................................................................       65
Consumer, net..................................................................      268
Lease financing, net...........................................................
                                                                                  ------
    Total......................................................................      365
                                                                                  ------

Loans recovered:
Commercial, financial and others...............................................       23
Real estate:
 Construction..................................................................
Mortgage.......................................................................       18
Consumer, net..................................................................       99
Lease financing, net...........................................................
                                                                                  ------
    Total......................................................................      140
                                                                                  ------
Net loans charged-off..........................................................      225
                                                                                  ------
Provision charged to operating expense.........................................      450
                                                                                  ------
Allowance for loan losses at end of period.....................................   $3,809
                                                                                  ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding.............     0.08%
Allowance for loan losses as a percentage of period end loans..................     1.02%

The allowance for loan losses increased $66 to $3,809 at September 30, 2004, from $3,743 at the previous quarter-end. For the third quarter of 2004, a $150 provision for loan losses exceeded $84 in net charge-offs. As a percentage of loans, net of unearned income, the allowance equaled 1.02 percent at the end of the third quarter of 2004, compared to 0.99 percent at June 30, 2004 and 1.00 percent at the end of 2003. The allowance account

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

covered 129.7 percent of nonperforming assets at September 30, 2004 and 178.2 percent at June 30, 2004.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $225 or 0.08 percent of average loans outstanding for the nine months ended September 30, 2004, compared to $382 or 0.15 percent for the same period last year. Net charge-offs as a percentage of average loans outstanding for our peer group equaled 0.14 percent for each of the respective periods.

DEPOSITS:

Despite an increase in disposable personal income, the personal savings rate fell to 0.4 percent in the third quarter of 2004, from 1.2 percent in second quarter, as personal consumption expenditures rose to 4.6 percent from 1.6 percent for the respective quarters. As economic conditions continued to improve, deposit gathering within the banking industry began to subside. According to the most recent "Quarterly Banking Profile," published by the Federal Deposit Insurance Commission ("FDIC"), industry assets funded by deposits fell to the lowest level since the third quarter of 2001.

Contrary to the banking industry, we continued to experience strong deposit growth. Total deposits rose $11.6 million from $467.7 million at the end of the second quarter to $479.3 million at September 30, 2004. Interest- bearing accounts grew $9.8 million to $414.1 million, while noninterest- bearing accounts rose $1.8 million to $65.2 million. With regard to interest-bearing accounts, the majority of the increase was due to growth of $8.9 million in money market accounts, which resulted from cyclical trends in deposit relationships with local area school districts.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 2004 and 2003, are summarized as follows:

DEPOSIT DISTRIBUTION

                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                        2004                   2003
                                                --------------------   -------------------
                                                 AVERAGE     AVERAGE    AVERAGE    AVERAGE
                                                 BALANCE      RATE      BALANCE     RATE
                                                 -------      ----      -------     ----
Interest-bearing:
Money market accounts.......................... $ 18,416      0.96%    $ 15,739     1.10%
NOW accounts...................................   40,351      0.88       38,553     0.94
Savings accounts...............................  130,053      0.75      126,837     1.14
Time deposits less than $100...................  180,608      3.68      187,191     3.92
Time deposits $100 or more.....................   28,206      3.32       27,269     3.31
                                                --------               --------
  Total interest-bearing.......................  397,634      2.28%     395,589     2.58%
Noninterest-bearing............................   62,316                 55,042
                                                --------               --------
  Total deposits............................... $459,950               $450,631
                                                ========               ========

Total deposits averaged $459.9 million for the nine months ended September 30, 2004, an increase of $9.3 million or 2.1 percent compared to $450.6 million for the same period of 2003. Noninterest-bearing accounts averaged $7.3 million higher, while average interest-bearing accounts rose $2.0 million. Money market accounts, NOW accounts, savings accounts and large denomination time deposits averaged higher, while time deposits less than $100 declined. Low interest rates sustained for an extended period of time resulted in a 30 basis point reduction in our cost of funds to 2.28 percent for the nine months ended September 30, 2004, from 2.58 percent for the same period of 2003. Total deposits averaged $469.2 million in the third quarter, an increase of $11.1 million from $458.1 million in the second quarter. The cost of funds rose 2 basis points to 2.29 percent for third quarter from 2.27 percent in the second quarter. Competition for deposits began to intensify in our market area. As a result, local competitors have recently increased deposit rates correspondingly with the rise in short- term interest rates. In addition, the FOMC has indicated additional upward steps in short-term interest rates are probable which would adversely effect our cost of funds.

Volatile deposits, time deposits in denominations of $100 or more, grew $5.1 million to $31.8 million at September 30, 2004, from $26.7 million at the end of the previous quarter. We issued two short-term certificates totaling $3.0 million to a local area school district seeking to invest monies from property tax receipts. In addition, one certificate in the amount of $2.0 million was issued to a local municipality investing

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

restricted funds on a long-term basis. These deposits averaged $28.2 million for the nine months ended September 30, 2004, compared to $27.3 million for the same nine months of last year. The average cost of these deposits was 3.32 percent in 2004 compared to 3.31 percent in 2003.

Maturities of time deposits of $100 or more at September 30, 2004, and December 31, 2003, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                     2004          2003
                                                                    -------       -------
Within three months..............................................   $ 8,479       $ 4,414
After three months but within six months.........................     2,363         4,845
After six months but within twelve months........................     4,313         3,861
After twelve months..............................................    16,617        15,969
                                                                    -------       -------
  Total..........................................................   $31,772       $29,089
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

INTEREST RATE SENSITIVITY

                                                         DUE AFTER       DUE AFTER
                                                       THREE MONTHS       ONE YEAR
                                       DUE WITHIN       BUT WITHIN       BUT WITHIN        DUE AFTER
SEPTEMBER 30, 2004                    THREE MONTHS     TWELVE MONTHS     FIVE YEARS        FIVE YEARS   TOTAL
------------------------------------  ------------     -------------     ----------        ----------  --------
Rate-sensitive assets:
Investment securities...............   $  4,972          $ 21,478         $ 49,465          $35,607    $111,522
Loans held for sale, net............      3,302                                                           3,302
Loans, net of unearned income.......    104,507            54,329          163,754           52,396     374,986
Federal funds sold..................     15,900                                                          15,900
                                       --------          --------         --------          -------    --------
  Total.............................   $128,681          $ 75,807         $213,219          $88,003    $505,710
                                       ========          ========         ========          =======    ========

Rate-sensitive liabilities:
Money market accounts...............                     $ 25,941                                      $ 25,941
NOW accounts........................                       48,116                                        48,116
Savings accounts....................                                      $127,122                      127,122
Time deposits less than $100........   $ 24,728            53,110           84,406          $18,909     181,153
Time deposits $100 or more..........      8,479             6,676           12,356            4,261      31,772
                                       --------          --------         --------          -------    --------
  Total.............................   $ 33,207          $133,843         $223,884          $23,170    $414,104
                                       ========          ========         ========          =======    ========

Rate sensitivity gap:
  Period............................   $ 95,474          $(58,036)        $(10,665)         $64,833
  Cumulative........................   $ 95,474          $ 37,438         $ 26,773          $91,606    $ 91,606

RSA/RSL ratio:
  Period............................       3.88              0.57             0.95             3.80
  Cumulative........................       3.88              1.22             1.07             1.22        1.22

Our cumulative one-year RSA/RSL ratio equaled 1.22 at September 30, 2004, compared to 1.35 at the end of the previous quarter. As previously mentioned, these ratios indicate that if interest rates increase our earnings would likely be favorably impacted. Given the current rate environment and the announcement by the FOMC that rates will, more than likely, increase over the next 18 months, ALCO focused on maintaining this advantageous position by monitoring and making certain the gap position between RSA and RSL remained positive. Specifically, we predominantly offer commercial loans with adjustable-rate terms that either reprice immediately or within one year. In addition, we continued to offer promotional rates on longer-term certificates of deposit in an attempt to extend the average maturities of these types of funds. Should interest rates increase, a greater amount of RSA would reprice upward in the near term and at a faster

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

pace than RSL, thereby positively affecting net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

The change in our cumulative one-year RSA/RSL ratio to 1.22 at the end of the third quarter of 2004 from 1.35 at June 30, 2004 reflected a $17.0 million or
11.3 percent increase in RSL maturing or repricing within a one- year time horizon. Specifically money market and NOW accounts rose $9.0 million and $2.9 million in comparison to three months earlier. We have several deposit relationships with local area school districts, as a result we cyclically experience an increase in these deposit accounts in the third quarter due to an influx of monies from tax payments. In addition, time deposits less than $100 and time deposits $100 or more maturing or repricing within this time frame increased $2.5 million and $2.6 million. Partially, offsetting the increase in RSL was a $1.6 million increase in RSA maturing or repricing within 12 months. Investment securities and loans held for sale increased $7.7 million and $0.9 million, while loans, net of unearned income and federal funds sold declined $5.8 million and $1.2 million. Due to a slight slowing in loan demand, excess funds were used to purchase short-term securities of U.S. Government agencies.

We experienced a decrease in our three-month ratio to 3.88 at September 30, 2004, from 5.62 at the end of the previous quarter. The decrease resulted from an increase in RSL coupled with a decrease in RSA maturing or repricing within three months. The increase in RSL resulted from a $9.8 million rise in the amount of time deposits maturing or repricing within this time frame, while the $3.6 million reduction in loans, net of unearned income, primarily caused the overall decline in RSA.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2004, produced results similar to those indicated by the one-year static gap position. Given parallel and instantaneous shifts in interest rates of plus 100, 200 and 300 basis points, net interest income should increase by 1.1 percent, 2.3 percent and 3.5 percent. Conversely, a parallel shift of minus 100 basis points should cause a 1.7 percent reduction in net interest income. Based on the current interest rate environment, we chose not to create proforma net interest income scenarios given an instantaneous and parallel shift in general market rates of minus 200 basis points and 300 basis points as the results of these scenarios would not be meaningful. We will continue to monitor our IRR for the remainder of 2004 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a positive IRR position.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after 2004. Our noncore funds consist of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2004, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was negative 2.4 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled negative 6.2 percent at the end of the third quarter of 2004. Negative ratios indicated that at September 30, 2004, we did not rely on noncore sources to fund our long-term assets. In addition, our liquidity position improved in comparison to the end of the previous quarter. These ratios at June 30, 2004, were negative 2.1 percent and negative 5.3 percent. We believe that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities and further illustrates the improvement in our liquidity position. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh, and federal funds sold, decreased $1.7 million during the nine months ended September 30, 2004. Net cash inflows from financing and operating activities were more than entirely offset by a net cash outflow from investing activities. In comparison, cash and cash equivalents increased $13.8 million for the same period last year. For the same period last year inflows from financing and operating activities outweighed the outflow from investing activities.

Deposit gathering is our predominant financing activity. Deposits increased $19.8 million, which was the primary source of net funds provided by financing activities. Interest-bearing transaction accounts increased $16.9 million, while noninterest-bearing accounts rose $2.9 million. However, deposit gathering slowed in comparison to the same period of last year. Deposit gathering in 2003 was aided by a volatile stock market, as investors chose the safeness of bank deposits. Net increases in deposits provided funds of $36.3 million for the nine months ended September 30, 2003.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Operating activities provided net cash of $5.6 million for the nine months ended September 30, 2004. Net income of $3.5 million, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses and net changes in current assets, was the primary source of funds from operations. In comparison, for the same nine months of 2003, net cash provided by operations equaled $4.7 million.

Investing activities primarily involve transactions related to our investment securities and lending activities. For the nine months ended September 30, cash used in investing activities totaled $24.7 million in 2004 and $24.5 million in 2003. Cash received from repayments of investment securities decreased $40.4 million. Cash outflows to purchase investment securities, fund lending activities and acquire fixed assets declined $27.2 million, $12.1 million and $0.9 million.

CAPITAL ADEQUACY:

Stockholders' equity totaled $47.4 million at September 30, 2004, an improvement of $0.9 million compared to $46.5 million at December 31, 2003. Net income of $3.5 million, partially offset by common stock repurchased, net cash dividends declared and a negative change in other comprehensive income, factored into the improvement. On a per share basis, stockholders' equity equaled $25.27 per share at the end of the third quarter of 2004, compared to $24.41 per share at year-end 2003.

During the nine months ended September 30, 2004, 34,265 shares of our common stock totaling $1.4 million were repurchased. Dividends declared during this same time period totaled $1,248 or $0.66 per share. The dividend payout ratio was 35.7 percent for the nine months ended September 30, 2004. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the nine months ended September 30, 2004, 4,737 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of
3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2004 and 2003. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at September 30, 2004 and 2003, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                            MINIMUM TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                  MINIMUM FOR CAPITAL       PROMPT CORRECTIVE
                                                  ACTUAL           ADEQUACY PURPOSES        ACTION PROVISIONS
                                            ------------------    --------------------      ------------------
SEPTEMBER 30,                                  2004      2003       2004         2003         2004       2003
------------------------------------------  --------  --------    -------      -------      -------    -------
Basis for ratios:
Tier I capital to risk-weighted assets:
  Consolidated............................  $ 44,726  $ 42,695    $15,598      $14,511
  Community Bank..........................    43,153    41,325     15,580       14,488      $23,369    $21,731
Total capital to risk-weighted assets:
  Consolidated............................    48,535    46,418     31,196       29,022
  Community Bank..........................    46,962    45,048     31,159       28,975       38,949     36,219
Tier I capital to total average assets
 less goodwill:
  Consolidated............................    44,726    42,695     20,377       19,944
  Community Bank..........................    43,153    41,325    $20,349      $19,918      $25,436    $24,898

Risk-weighted assets:
  Consolidated............................   378,925   354,974
  Community Bank..........................   378,463   354,388
Risk-weighted off-balance sheet items:
  Consolidated............................    11,025     7,802
  Community Bank..........................    11,025     7,802
Average assets for Leverage ratio:
  Consolidated............................   509,437   498,612
  Community Bank..........................  $508,716  $497,956

Ratios:
Tier I capital as a percentage of risk-
 weighted assets and off-balance sheet
 items:
  Consolidated............................      11.5%     11.8%       4.0%         4.0%         6.0%       6.0%
  Community Bank..........................      11.1      11.4        4.0          4.0          6.0        6.0
Total of Tier I and Tier II capital as a
 percentage of risk-weighted assets and
 off-balance sheet items:
  Consolidated............................      12.5      12.8        8.0          8.0         10.0       10.0
  Community Bank..........................      12.1      12.4        8.0          8.0         10.0       10.0
Tier I capital as a percentage of total
 average assets less intangible assets:
  Consolidated............................       8.8       8.6        4.0          4.0          5.0        5.0
  Community Bank..........................       8.5%      8.3%       4.0%         4.0%         5.0%       5.0%

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

Based on the most recent notification from the FDIC, Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at September 30, 2004. There are no conditions or events since this notification that we believe have changed Community Bank's category.

REVIEW OF FINANCIAL PERFORMANCE:

A decline in noninterest income was responsible for the lower net income for the quarter ended September 30, 2004 and year-to-date. A slowdown in the demand for residential mortgages and mortgage refinancing lead to a significant decline in net gains on the sale of loans. The decline was partially offset by an increase in service charges, fees and commissions. Net income for the third quarter of 2004 equaled $1,065 or $0.56 per share, compared to $1,155 or $0.61 per share for the same quarter of 2003. Year- to-date earnings totaled $3,500 or $1.84 per share in 2004 and $3,630 or $1.89 per share in 2003. For the quarter and nine months ended September 30, return on average stockholders' equity was 9.00 percent and 9.88 percent in 2004 compared to 10.10 percent and 10.60 percent for 2003. For the third quarter, return on average assets was 0.82 percent in 2004 and 0.89 percent in 2003, while the respective year-to-date ratios were 0.92 percent and 0.97 percent.

NET INTEREST INCOME:

Net interest income is still the fundamental source of earnings for commercial banks. Moreover, fluctuations in the level of noninterest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits, short-term borrowings and long-term debt comprise interest-bearing liabilities. Net interest income is impacted by:

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                             2004 VS. 2003                   2004 VS. 2003
                                          INCREASE (DECREASE)             INCREASE (DECREASE)
                                            ATTRIBUTABLE TO                 ATTRIBUTABLE TO
                                        ------------------------       -------------------------
                                        TOTAL                          TOTAL
                                        CHANGE    RATE    VOLUME       CHANGE   RATE      VOLUME
                                        ------   -----    ------       ------  -------    ------
Interest income:
Loans:
  Taxable............................   $(212)   $(504)    $292        $(656)  $(1,784)   $1,128
  Tax-exempt.........................     (12)     (18)       6           41      (222)      263
Investments:
  Taxable............................      96      166      (70)          38       291      (253)
  Tax-exempt.........................      (2)      (3)       1          (19)       (5)      (14)
Federal funds sold...................      19       29      (10)         (57)       11       (68)
                                        -----    -----     ----        -----   -------    ------
    Total interest income............    (111)    (330)     219         (653)   (1,709)    1,056
                                        -----    -----     ----        -----   -------    ------
Interest expense:
Money market accounts................      15        8        7            2       (18)       20
NOW accounts.........................      43       28       15           (5)      (18)       13
Savings accounts.....................       5        4        1         (349)     (420)       71
Time deposits less than $100.........    (120)     (53)     (67)        (520)     (331)     (189)
Time deposits $100 or more...........     (12)      12      (24)          27         4        23
                                        -----    -----     ----        -----   -------    ------
    Total interest expense...........     (69)      (1)     (68)        (845)     (783)      (62)
                                        -----    -----     ----        -----   -------    ------
    Net interest income..............   $ (42)   $(329)    $287        $ 192   $  (926)   $1,118
                                        =====    =====     ====        =====   =======    ======

For the nine months ended September 30, 2004, tax-equivalent net interest income totaled $13,691, an increase of $192 compared to $13,499 for the same nine months of 2003. The effect to net interest income from growth in net earning assets more than offset the effects of a negative rate variance.

For the nine months ended September 30, 2004, earning assets averaged $482.4 million, an increase of $10.0 million from $472.4 million for the same nine months of 2003. The increase in the volume of earning assets

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

resulted in additional interest revenue of $1,056 for the nine months ended September 30, 2004. Taxable loans grew $22.6 million and tax-exempt loans increased $7.2 million, together resulting in additional tax-equivalent interest revenue of $1,391. Partially offsetting the effects of loan growth was a $12.2 million reduction in average investments, which reduced tax- equivalent interest revenue by $267. For the nine months ended September 30, 2004, changes in the volumes of interest bearing liabilities had very little impact on net interest income. Time deposits less than $100 averaged $180.6 million for the first nine months of 2004 compared to $187.2 million for the same period last year. The $6.6 million decline favorably effected interest expense by $189. Growth of $3.2 million in savings accounts, $2.7 million in money market accounts, $1.8 million in NOW accounts, and $0.9 million in time deposits $100 or more resulted in additional interest expense of $127.

Partially offsetting the positive volume variance was a negative rate variance. The net interest spread for the nine months ended September 30, 2004, declined 1 basis point to 3.39 percent from 3.40 percent for the same nine months of 2003. The net interest margin fell 3 basis points to 3.79 percent from 3.82 percent. A 30 basis point reduction in the cost of funds could not offset the effects of a 31 basis point decline in the tax- equivalent yield on average earning assets. The tax-equivalent yield on earning assets was 5.67 percent for the first nine months of 2004, compared to 5.98 percent for the same period of 2003. The effect of this decrease was a $1,709 reduction in tax-equivalent interest revenue. The primary factor causing the reduction was a 78 basis point drop in the tax-equivalent yield on the loan portfolio. This reduced tax-equivalent interest revenue by $2,006. Partially offsetting the decline in interest revenue from the decrease in loan yields was a 52 basis point increase in the tax-equivalent yield on investments and a 9 basis point increase in the yield on federal funds sold. These increases positively impacted interest income by $297. We experienced a decline in the rate paid for all major deposits categories, except for time deposits $100 or more, which caused a reduction in interest expense of $783. The principal factors contributing to this reduction were a 39 basis point decline in the rate paid for savings accounts, which reduced interest expense by $420, and a 24 basis point decrease in the rate paid on time deposits less than $100, which lowered interest expense by $331.

For the quarter ended September 30, 2004, tax-equivalent interest income decreased $42 in comparison to the same three months of last year. The decline was due to a negative rate variance of $329, partially offset by a positive volume variance of $287. The tax-equivalent yield on earning assets fell 14 basis points to 5.55 percent for the three months ended

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

September 30, 2004, from 5.69 percent for the same period of 2003 and caused a decrease in tax-equivalent interest income of $330. The tax- equivalent yield on loans fell 54 basis points resulting in a $522 reduction in interest revenue. This reduction was partially offset by an 83 basis point increase in the tax-equivalent yield on investments to 4.45 for the quarter ended September 30, 2004, from 3.62 percent for the same quarter last year. The increase in tax-equivalent yield led to an additional $163 in interest revenue for the quarter. We experienced a 7 basis point reduction in our cost of funds for the three months ended September 30, to 2.29 percent in 2004 from 2.36 percent in 2003. However, the effect of the reduction on interest expense was negligible. A 12 basis point decrease in the cost of time deposits less than $100 was almost entirely offset by increases in all other deposit categories. A positive volume variance partially offset the reduction in net interest income caused by the negative rate variance. Earning assets averaged $6.1 million higher for the third quarter of 2004, compared to the same quarter of 2003. Average loans, net of unearned income, increased $18.4 million, which resulted in a $298 increase in interest revenue. While average investments declined by $11.9 million, causing a decrease in interest revenue of $69. For the third quarter, interest-bearing liabilities averaged $403.0 million in 2004, compared to $402.8 million in 2003. Additional interest expense resulting from growth in NOW accounts of $6.1 million, money market accounts of $3.1 million and savings accounts of $0.4 million was more than offset by declines due to decreases in the volume of time deposit less than $100 of $6.5 million and time deposits $100 or more of $2.9 million.

Maintenance of an adequate net interest margin is one of our primary concerns. As previously mentioned, we experienced slight margin contraction during the first nine months of 2004 as a result of the sustained low interest rate environment. Economic conditions are expected to improve for the remainder of 2004. In addition, the recent FOMC rate increases should positively impact our margin. However, no assurance can be given that net interest income will not be adversely affected by changes in general market rates. We believe following prudent pricing practices, coupled with careful investing, will keep our net interest margin from further contraction.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the nine months ended September 30, 2004 and 2003, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                       SEPTEMBER 30, 2004              SEPTEMBER 30, 2003
                                                ------------------------------  ------------------------------
                                                           INTEREST   AVERAGE              INTEREST   AVERAGE
                                                 AVERAGE   INCOME/    INTEREST  AVERAGE    INCOME/    INTEREST
                                                 BALANCE   EXPENSE      RATE    BALANCE    EXPENSE      RATE
                                                --------   -------      ----    --------   -------      ----
ASSETS:
Earning assets:
Loans:
  Taxable.....................................  $344,361   $16,125      6.25%   $321,791   $16,781      6.97%
  Tax-exempt..................................    28,050       916      4.36      20,810       875      5.62
Investments:
  Taxable.....................................    66,379     1,557      3.13      78,340     1,519      2.59
  Tax-exempt..................................    32,089     1,788      7.44      32,349     1,807      7.47
Federal funds sold............................    11,550       106      1.23      19,120       163      1.14
                                                --------   -------              --------   -------
    Total earning assets......................   482,429    20,492      5.67%    472,410    21,145      5.98%
Less: allowance for loan losses...............     3,745                           3,720
Other assets..................................    31,510                          30,945
                                                --------                        --------
    Total assets..............................  $510,194                        $499,635
                                                ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts.........................  $ 18,416       132      0.96%   $ 15,739       130      1.10%
NOW accounts..................................    40,351       267      0.88      38,553       272      0.94
Savings accounts..............................   130,053       728      0.75     126,837     1,077      1.14
Time deposits less than $100..................   180,608     4,972      3.68     187,191     5,492      3.92
Time deposits $100 or more....................    28,206       702      3.32      27,269       675      3.31
                                                --------   -------              --------   -------
    Total interest-bearing liabilities........   397,634     6,801      2.28%    395,589     7,646      2.58%
Noninterest-bearing deposits..................    62,316                          55,042
Other liabilities.............................     2,907                           3,229
Stockholders' equity..........................    47,337                          45,775
                                                --------                        --------
    Total liabilities and stockholders' equity  $510,194                        $499,635
                                                ========   -------              ========   -------
    Net interest/income spread................             $13,691      3.39%              $13,499      3.40%
                                                           =======                         =======
    Net interest margin.......................                          3.79%                           3.82%
Tax equivalent adjustments:
Loans.........................................             $   312                         $   298
Investments...................................                 608                             614
                                                           -------                         -------
    Total adjustments.........................             $   920                         $   912
                                                           =======                         =======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $2,882 and $3,395 for the nine months ended September 30, 2004 and 2003 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PROVISION FOR LOAN LOSSES:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio. For the three months and nine months ended September 30, the provision for loan losses totaled $150 and $450 in 2004, compared to $120 and $360 in 2003.

NONINTEREST INCOME:

Noninterest income totaled $2,666 for the nine months ended September 30, 2004, a decrease of $440 or 14.2 percent compared to $3,106 for the same nine months of last year. The reduction in noninterest revenue resulted from a $605 or 59.7 percent decrease in net gains on the sale of residential mortgages. Service charges, fees and commissions rose $165 or 7.9 percent comparing the first nine months of 2004 and 2003 which partially offset the reduction in gains. For the third quarter, noninterest revenue totaled $864 in 2004 and $1,030 in 2003. Net gains on the sale of residential mortgages declined $244, while service charges, fees and commissions rose $78.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Major components of noninterest expense for the three months and nine months ended September 30, 2004 and 2003, are summarized as follows:

NONINTEREST EXPENSES

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                 2004       2003        2004      2003
                                                ------     ------     -------   --------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes....................  $1,424     $1,510     $ 4,228   $ 4,368
Employee benefits.............................     348        349       1,024       960
                                                ------     ------     -------   -------
  Salaries and employee benefits expense......   1,772      1,859       5,252     5,328
                                                ------     ------     -------   -------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense.........................     259        227         834       735
Equipment expense.............................     307        331         995       911
                                                ------     ------     -------   -------
  Net occupancy and equipment expense.........     566        558       1,829     1,646
                                                ------     ------     -------   -------

OTHER EXPENSES:
Marketing expense.............................     170        109         449       310
Other taxes...................................      99        113         295       340
Stationery and supplies.......................     106        103         272       282
Contractual services..........................     392        434       1,165     1,208
Insurance including FDIC assessment...........      60         54         167       151
Other.........................................     599        509       1,557     1,477
                                                ------     ------     -------   -------
  Other expenses..............................   1,426      1,322       3,905     3,768
                                                ------     ------     -------   -------
    Total noninterest expense.................  $3,764     $3,739     $10,986   $10,742
                                                ======     ======     =======   =======

For the nine months ended September 30, 2004, noninterest expense amounted to $10,986, an increase of $244 or 2.3 percent from $10,742 for the same nine months of 2003. Accounting for 75.0 percent of the increase was a $183 rise in occupancy and equipment expense associated with the operation of our new branch located in Tannersville, Pennsylvania and loan operations center. For the third quarter, noninterest expense totaled $3,764 in 2004, a slight increase of $25 or
0.7 percent compared to $3,739 in 2003. The operating efficiency ratio, noninterest expense as a percentage of net interest income and noninterest income, is a key industry ratio used to measure productivity. Our year-to-date and quarter-to-date productivity weakened. Our efficiency ratio for the nine months ended September 30, 2004, weakened to 71.2 percent from 68.5 percent for the same period last year. For the third quarter, this ratio was 73.8 percent in 2004 and 70.5 percent in 2003. Our overhead ratio, another measure of productivity defined as noninterest expense as a percentage of total average assets, remained constant at 2.9 percent for the first nine months of 2004 and 2003. We realize that operational efficiency is a key element to a company's overall profitability. We recently formed a task force to

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

evaluate the decline in productivity and construct a plan to improve our efficiency of operations in 2005.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $5,252 or 47.8 percent of noninterest expense for the nine months ended September 30, 2004. In comparison, these expenses were $5,328 or 49.6 percent of noninterest expense for the same period of 2003. For the third quarter of 2004, employee-related expenses totaled $1,772, a decrease of $87 compared to the third quarter of 2003.

Net occupancy and equipment expense rose $183 to $1,829 for the nine months ended September 30, 2004, from $1,646 for the same period last year. Additional expenses associated with the operation of our new Tannersville office and the loan operations center contributed to the increase. For the three months ended September 30, 2004 and 2003, net occupancy and equipment expenses amounted to $566 and $558, an increase of $8.

Other expenses increased $137 to $3,905 for the nine months ended September 30, 2004, from $3,768 for the same nine months of the prior year. For the quarter ended September 30, other expenses totaled $1,426 in 2004 and $1,322 in 2003. The primary reason for the rise in other expenses was an increase in marketing-related costs.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the bank's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Recently, the FDIC decided to retain the existing BIF assessment schedules of $0.00 per 100 dollars of deposits for banks classified in the highest capital and supervisory evaluation category and $0.27 per 100 dollars of deposits for banks classified in the lowest category. We were classified in the highest capital and supervisory evaluation category at September 30, 2004, and will be exempt from paying a BIF assessment for the remainder of 2004.

A separate levy is assessed on all FDIC-insured institutions to cover the cost of Finance Corporation ("FICO") funding. The FDIC established the annual FICO assessment rates effective for the third quarter of 2004 at $0.0148 per 100 dollars of BIF-assessable deposits. Our assessments totaled $51 and $53 for the nine months ended September 30, 2004 and 2003.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME TAXES:

For the nine months ended September 30, 2004, income tax expense totaled $501 and resulted in an effective tax rate of 12.5 percent. For the same period of 2003, income tax expense was $961 with an effective tax rate of 20.9 percent. The significant reduction in our effective rate resulted from the recognition of $314 of a one-time Federal Historic Tax Credit of $418 for 2004. Should we not be able to use the full tax credit in the current year due to alternative minimum tax requirements, the remainder of the tax credit can be carried back one year and/or carried forward 20 years. In addition, we use tax-exempt investments and loans as a means of lowering our tax burden. Tax-exempt interest income as a percent of total interest income increased to 9.1 percent for the nine months ended September 30, 2004, compared to 8.7 percent for the same period of 2003.

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

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the, "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

COMM BANCORP, INC.
OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
            NONE

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information with respect to purchases made by us of our common stock during the nine months ended September 30, 2004, as defined in Rule 10b-18(a)(3) under the Exchange Act. On March 17, 2004, the Board of Directors ratified the purchase of an additional 3.0 percent or 57,221 shares of our outstanding common stock.

                                                                          Total Number of       Maximum Number
                                                                         Shares Purchased     of Shares that may
                                            Total Number     Average    as Part of Publicly    yet be Purchased
                                              of Shares    Price Paid     Announced Plans      Under the Plans
Month Ending                                Purchased(1)    Per Share       or Programs           or Programs
-----------------------------------------   ------------   ----------   -------------------   ------------------
January 31, 2004..........................       850         $39.54              850                2,171
February 29, 2004.........................                                                          2,171
March 31, 2004............................                                                         59,392
April 30, 2004............................     5,000          40.08            5,000               54,392
May 31, 2004..............................     1,800          39.66            1,800               52,592
June 30, 2004.............................    14,000          40.54           14,000               38,592
July 31, 2004.............................                                                         38,592
August 31, 2004...........................       500          40.16              500               38,092
September 30, 2004........................    12,115          40.42           12,115               25,977
                                              ------         ------           ------
  Total...................................    34,265         $40.35           34,265
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

      (b)   Reports on Form 8-K
            Item 2.02 - On October 20, 2004, the Company filed a report on Form 8-K, to disclose its results of operations for the three months ended September 30, 2004.

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                           Registrant, Comm Bancorp, Inc.

Date: November 12, 2004                    /s/ William F. Farber, Sr.
                                           -------------------------------------
                                           William F. Farber, Sr.
                                           President and Chief Executive Officer
                                           Chairman of the Board/Director
                                           (Principal Executive Officer)

Date: November 12, 2004                    /s/ Scott A. Seasock
                                           -------------------------------------
                                           Scott A. Seasock
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date: November 12, 2004                    /s/ Stephanie A. Ganz
                                           -------------------------------------
                                           Stephanie A. Ganz
                                           Vice President of Finance
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER                     DESCRIPTION                  PAGE
-----------     ----------------------------------------     ----
31(i)           Certification of Chief Executive Officer
                pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002                             52

31(ii)          Certification of Chief Financial Officer
                pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002                             54

32(i)           Certification of Chief Executive Officer
                pursuant to 18 U.S.C. Section 1350, as adopted
                pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002                             56

32(ii)          Certification of Chief Financial Officer
                pursuant to 18 U.S.C. Section 1350, as adopted
                pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002                             57