Form 10-K
period 2004-12-31
COMM BANCORP INC
filed 2005-03-30
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to __________________________
Commission file number 0-17455

                               COMM BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                   23-2242292
-----------------------------------------   ------------------------------------
  (State or other jurisdiction of            (I.R.S. Employer Identification
   incorporation or organization)                           Number)

125 NORTH STATE STREET, CLARKS SUMMIT, PA                     18411
-----------------------------------------   ------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (570) 586-0377

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                  Name of each exchange on which
                 NONE                                   registered
-----------------------------------------   ------------------------------------

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price:$58,125,083 at June 30, 2004.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 1,865,848 at March 16, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2004, are incorporated by reference in Part II of this Annual Report. Portions of the registrant's 2005 Proxy Statement are incorporated by reference in Part III of this Annual Report.

                                  Page 1 of 193
                            Exhibit Index on Page 56

                               COMM BANCORP, INC.
                                 FORM 10-K INDEX

                                                                       Page
                                                                       ----
Special Note Regarding Forward-Looking Statements....................    3

PART I
Item 1.  Business....................................................    4

Item 2.  Properties..................................................   32

Item 3.  Legal Proceedings...........................................   33

Item 4.  Submission of Matters to a Vote of Security Holders.........    *

PART II
Item 5.  Market for the Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity
         Securities..................................................   33

Item 6.  Selected Financial Data.....................................   34

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................   34

Item 7A. Quantitative and Qualitative Disclosures about Market Risk..   34

Item 8.  Financial Statements and Supplementary Data.................   35

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.........................    *

Item 9A. Controls and Procedures.....................................   35

Item 9B. Other Information...........................................   35

PART III
Item 10. Directors and Executive Officers of the Registrant..........   35

Item 11. Executive Compensation......................................   44

Item 12. Security Ownership of Certain Beneficial Owners and
         Management..................................................   50

Item 13. Certain Relationships and Related Transactions..............   51

Item 14. Principal Accountant Fees and Services......................   52

PART IV
Item 15. Exhibits and Financial Statement Schedules..................   52

Signatures...........................................................   54
Exhibit Index........................................................   56

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

PART I

ITEM 1. BUSINESS

GENERAL

We are a registered bank holding company incorporated in 1983 as a Pennsylvania business corporation and are headquartered in Clarks Summit, Pennsylvania. We have two wholly-owned subsidiaries, Community Bank and Trust Company, referred to as Community Bank, and Comm Realty Corporation, referred to as Comm Realty. Our business consists primarily of the management and supervision of Community Bank. Comm Realty, a Pennsylvania business corporation, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank. Our principal source of income is dividends paid by Community Bank. At December 31, 2004, we had approximately:

      -     $528.3 million in total assets;

      -     $381.7 million in loans;

      -     $478.5 million in deposits; and

      -     $ 47.3 million in stockholders' equity.

Community Bank is a Pennsylvania commercial bank and a member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). Community Bank is a full-service commercial bank providing a wide range of products and services, including time and demand deposit accounts, consumer, commercial and mortgage loans and commercial leases to individuals and small- to medium-sized businesses in its Northeastern Pennsylvania market area. At December 31, 2004, Community Bank had 17 branch banking offices located in the Pennsylvania counties of Lackawanna, Monroe, Susquehanna, Wayne and Wyoming.

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

Community Bank is a 40.0 percent member in Community Abstract Services, LLC, referred to as Community Abstract, a Pennsylvania limited liability company, which offers title insurance and abstract services to residential and commercial mortgage loan customers. Community Bank accounts for Community Abstract using the equity method of accounting.

We have combined financial information about Comm Realty, Community Leasing and Comm Financial Services with our financial information as none of these subsidiaries meet the quantitative thresholds for reportable operating segments. Moreover, we consider Community Bank's branch banking offices to be a single operating segment because these branches have similar economic characteristics and share a majority of the following aggregation criteria for reportable operating segments:

      -     Products and services;

      -     Operating processes;

      -     Delivery systems;

      -     Customer bases; and

      -     Regulatory oversight.

We have not operated any other reportable operating segments in the three-year period ended December 31, 2004.

As of December 31, 2004, Community Bank had 205 full-time equivalent employees. We and Community Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), limit borrowings by us from Community Bank and also limit various other transactions between us and Community Bank. For example, Section 23A limits to no more than 10.0 percent of its total capital the aggregate outstanding amount of Community Bank's loans and other "covered transactions" with any particular nonbank affiliate including financial subsidiaries, and limits to no more than 20.0 percent of its total capital the aggregate outstanding amount of Community Bank's "covered transactions" with all of its affiliates including financial subsidiaries. At December 31, 2004, approximately $4.7 million was available for loans to us from Community Bank.
Section 23A also generally requires that Community Bank's loans to its nonbank affiliates, including financial subsidiaries, be secured, and Section 23B generally requires that Community Bank's transactions with its nonbank affiliates, including financial subsidiaries, be at arm's-length terms. Also, we and Community Bank and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

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

We, Community Bank and our subsidiaries, are also affected by various other governmental requirements and regulations, general economic conditions and the fiscal and monetary policies of the federal government and the Federal Reserve Board. The monetary policies of the Federal Reserve Board influence, to a significant extent, the overall growth of loans, leases, investments, deposits, interest rates charged on loans and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often unpredictable.

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

We offer a variety of deposit accounts with a range of interest rates and terms, including NOW accounts, money market accounts, savings accounts, certificates of deposit and demand deposit accounts. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2004, our deposits totaled $478.5 million. Of the total deposit balance, $176.4 million, or 36.9 percent, represented time deposits less than $100.0 thousand and $127.2 million or 26.6 percent represented savings accounts.

When we determine the levels of our deposit rates, consideration is given to local competition, yields on U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include NOW, money market, savings, time deposits less than $100.0 thousand and demand deposit accounts, which in the aggregate, represented 92.8 percent of total deposits at December 31, 2004, and 93.7 percent of total deposits at December 31, 2003.

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

We and Community Bank, like other bank holding companies and banks, are required to maintain Tier I and Total Capital, the sum of Tier I and Tier II capital, less certain deductions, equal to at least 4.0 percent and 8.0 percent of their total risk-weighted assets, including certain off-balance sheet items, such as unused lending commitments and standby letters of credit. At December 31, 2004, we met both requirements, with Tier I and Total Capital equal to 11.4 percent and 12.3 percent of total risk-weighted assets. Community Bank also met both requirements at December 31, 2004, with Tier I and Total Capital equal to 10.9 percent and 11.8 percent of total risk-weighted assets.

The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

The Federal Reserve Board also requires bank holding companies and banks to maintain a minimum Leverage ratio, Tier I capital to total average assets less intangible assets, of 3.0 percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3.0 percent plus an additional cushion of at least 1.0 to 2.0 percentage points if the bank holding company does not meet these requirements. At December 31, 2004, our Leverage ratio was 8.8 percent and Community Bank's Leverage ratio was 8.4 percent.

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

Rules adopted by the Federal Reserve Board under FDICIA provide that a state member bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of 10.0 percent or greater, a Tier I risk-based capital ratio of
6.0 percent or greater, and a Leverage ratio of 5.0 percent or greater and the institution is not subject to a written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2004, Community Bank was well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Federal Reserve Board's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2004, Community Bank held no brokered deposits.

DIVIDEND RESTRICTIONS

We are a legal entity separate and distinct from Community Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if the payment would render us insolvent. Our revenues primarily consist of dividends paid by Community Bank. Various federal and state statutory provisions limit the amount of dividends Community Bank can pay to us without regulatory approval. Under Pennsylvania law, Community Bank may declare and pay dividends to us only out of accumulated net earnings and as long as the surplus of Community Bank would not be reduced below its stated paid-in capital. At December 31, 2004, approximately $5.2 million was available for payment of dividends to us.

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

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF, in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits and to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted periodically to reflect changes in the assessment bases of the FDIC insurance funds. In 2004, Community Bank paid FICO assessments of $67,992.

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

PERMITTED NONBANKING ACTIVITIES

The Federal Reserve Board permits us or our subsidiaries to engage in nonbanking activities that are so closely related to banking or managing or controlling banks as to be a proper incident thereto. For a discussion of other activities that are financial in nature in which we can engage, see the section that follows entitled "Financial Services Modernization."

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

      - Securities or property representing 5.0 percent or less of any company. Acquiring 5.0 percent or less of the outstanding voting securities of any company regardless of that company's activities.

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

      - Supervision of retail insurance agents. Supervising on behalf of insurance underwriters the activities of retail insurance agents who sell fidelity, property and casualty and group insurances of the bank holding company or its subsidiaries.

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

For the purposes of the CRA regulations, Community Bank is deemed to be a large bank, based upon financial information as of December 31, 2004. Community Bank will be examined under the three-part test relating to lending, service and investment performance. Community Bank received an "outstanding" rating in its last CRA examination which was held on February 10, 2003. "Outstanding" is the highest CRA rating that a depository institution can receive.

CONCENTRATION

We are not dependent on deposits or exposed by loan concentrations to a single customer or to a small group of customers, the loss of any one or more of whom would have a materially adverse effect on our financial condition.

FINANCIAL SERVICES MODERNIZATION

The GLB Act was signed into law on November 12, 1999, and became effective on March 11, 2000. The GLB Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies and creates two new structures, financial holding companies and financial subsidiaries. We and Community Bank are now allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm. We can qualify to elect to become a financial holding company. This election is made to the Federal Reserve Board. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity.

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

A bank's investment in a financial subsidiary will affect the way it calculates its capital. The bank must deduct from its assets and stockholders' equity the total of its investments in financial subsidiaries. Moreover, a bank must present its financial information in two ways: in accordance with United States generally accepted accounting principles ("GAAP"), and separately, in a manner that reflects the segregation of the bank's investments in financial subsidiaries.

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

The term consumer is different from the term customer. A consumer refers to an individual who obtains or has obtained a financial product or service from Community Bank that is to be primarily used for personal, family or household purposes or that of the individual's representative. A customer is an individual with a continuous relationship with Community Bank. The Federal Reserve Board has regulations which give several examples of a consumer and customer relationship:

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

      - An individual who provides nonpublic personal information to Community Bank in connection with obtaining or seeking to obtain financial, investment or economic advisory services is a consumer, regardless of whether Community Bank establishes an ongoing advisory relationship.

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

TERRORIST ACTIVITIES

The Office of Foreign Assets Control ("OFAC") of the Department of the Treasury has, and will, send us and our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If Community Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, Community Bank must freeze such account, file a suspicious activity report and notify the Federal Bureau of Investigation. Community Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.

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

      - To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

      - To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

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

Community Bank must also comply with a Pennsylvania law, Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as "predatory lending," among other things, and is applicable to Community Bank's closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100.0 thousand made at a "high cost," which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:

      - An annual percentage rate exceeding 10.0 percentage points above comparable term U.S. Treasury securities; and/or

      - Total points and fees payable by the consumer at or before closing that exceed the greater of 8.0 percent of the total loan amount or $400. The $400 is adjusted annually by the annual percentage change in the Consumer Price Index, and for the year 2004, was $499, according to the Federal Reserve Board.

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

The costs to enhance our corporate governance regime and financial reporting controls and procedures will approximate $300,000 in 2005.

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

Community Bank competes with 21 commercial banks, four thrift institutions and 19 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers, while consumer discount, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

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

AVAILABLE INFORMATION

We file reports, proxy and information statements and other information electronically with the SEC through the Electronic Data Gathering Analysis and Retrieval filing system. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room located at 450 5th Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's website address is http://www.sec.gov. Our website address is http://www.combk.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC may be obtained without charge by writing to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations or through our Internet website.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 125 North State Street, Clarks Summit, Lackawanna County, Pennsylvania. We own this facility which has approximately 24,000 square feet.

Our remaining banking offices and loan operations center are described as follows:

                                                                     APPROXIMATE
                     LOCATION                   TYPE OF OWNERSHIP  SQUARE FOOTAGE
----------------------------------------------  -----------------  --------------
61 Church Street, Montrose, PA                       Owned             3,500

60 Main Street, Clifford, PA                         Owned             2,640

Route 6 West, Tunkhannock, PA                        Owned             3,500

Route 29, Eaton Township, PA                         Leased            2,175

Route 307, Lake Winola, PA                           Leased            1,250

Route 6, Eynon, PA                                   Leased            1,850

97 College Avenue, Factoryville, PA                  Owned             1,850

125 North State Street, Clarks Summit, PA            Owned             3,860

57 Main Street, Nicholson, PA                        Owned             6,000

1601 Main Street, Dickson City, PA                   Owned             5,330

521 Main Street, Forest City, PA                     Owned             7,100

347 Main Street, Simpson, PA                         Owned             5,500

37 Dundaff Street, Carbondale, PA                    Owned             4,300

Lake Como Road, Lakewood, PA                         Leased              900

601 West Lackawanna Avenue, Scranton, PA             Owned             3,200

92 Brooklyn Street, Carbondale, PA                   Leased              640

Route 611, Tannersville, PA                          Owned             3,600

1212 South Abington Road, Clarks Summit, PA(1)       Leased            7,295

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We had 1,158 stockholders of record, including individual participants in security position listings, and 1,865,848 shares of common stock, par value of $0.33 per share, the only authorized class of common stock outstanding as of March 16, 2005. Our common stock trades on The NASDAQ Stock Market(R) as CommBcp under the symbol "CCBP." The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2004 and 2003 are summarized in the following table:

                                                  DIVIDENDS
     2004:          HIGH           LOW            DECLARED
--------------     ------        ------           ---------
First quarter      $40.87        $38.06           $    0.22

Second quarter      41.45         38.78                0.22

Third quarter       41.00         39.20                0.22

Fourth quarter     $41.78        $39.20           $    0.22

                                                  DIVIDENDS
     2003:          HIGH           LOW            DECLARED
--------------     ------        ------           ---------
First quarter      $35.48        $33.50           $    0.22

Second quarter      37.40         34.23                0.22

Third quarter       36.67         34.25                0.22

Fourth quarter     $38.85        $35.97           $    0.22

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

The following table presents information with respect to purchases made by or on behalf of us or any "affiliated purchaser," as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the 12 months ended December 31, 2004:

                                                                              TOTAL NUMBER OF         MAXIMUM NUMBER
                                                TOTAL NUMBER    AVERAGE       SHARES PURCHASED     OF SHARES THAT MAY
                                                  OF SHARES    PRICE PAID   AS PART OF PUBLICLY     YET BE PURCHASED
                  MONTH ENDING                   PURCHASED     PER SHARE    ANNOUNCED PROGRAMS(1)  UNDER THE PROGRAMS(1)
----------------------------------------------  ------------   ----------   ---------------------  ---------------------
January 31, 2004..............................       850         $39.54                850               2,171
February 29, 2004.............................                                                           2,171
March 31, 2004................................                                                          59,392
April 30, 2004................................     5,000          40.08              5,000              54,392
May 31, 2004..................................     1,800          39.66              1,800              52,592
June 30, 2004.................................    14,000          40.54             14,000              38,592
July 31, 2004.................................                                                          38,592
August 31,2004................................       500          40.16                500              38,092
September 30,2004.............................    12,115          40.42             12,115              25,977
October 31, 2004..............................     1,000          39.84              1,000              24,977
November 30, 2004.............................    13,100          40.75             13,100              67,808
December 31, 2004.............................                                                          67,808
                                                  ------         ------             ------
  Total.......................................    48,365         $40.45             48,365
                                                  ======         ======             ======

(1)On March 20, 2002, the Board of Directors approved the 2002 Stock Repurchase Program, which authorized us to repurchase up to 57,018 shares of our common stock from time to time in unsolicited open market purchases through a licensed broker-dealer and in accordance with terms, conditions and restrictions contained in Rule 10b-18 under the Exchange Act. As of December 31, 2003, there were 3,021 shares available for repurchase under the 2002 Stock Repurchase Program. There was no expiration date for the 2002 Stock Repurchase Program, however all of the shares authorized under this program were purchased as of April 29, 2004.

On March 17, 2004, the Board of Directors approved the 2004 Stock Repurchase Program authorizing the repurchase of up to 57,221 shares, which was amended on November 17, 2004, to allow for the repurchase of up to an additional 55,931 shares. As of December 31, 2004, there were 67,808 shares available for repurchase under this Program. The 2004 Stock Repurchase Program has no expiration date.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that as of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the fourth quarter of our fiscal year ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

At December 31, 2004, we had 13 directors. Our directors are elected at each annual meeting of stockholders for a one-year term and until their successors are duly elected and qualified. A majority of the directors have been determined by the Board of Directors to satisfy the independence requirements mandated by the SEC, The NASDAQ Stock Market(R) and any related banking laws.

The following information is presented for each of our current directors, all of whom have been nominated to become a director at our 2005 Annual Stockholders Meeting.

                               AGE AS OF                                                                       DIRECTOR
        NAME                 MARCH 16, 2005          PRINCIPAL OCCUPATION FOR PAST FIVE YEARS                   SINCE
----------------------       --------------      ------------------------------------------------              --------
David L. Baker                     59            Senior Vice President of Community Bank.                        1988
                                                 President and Chief Executive Officer of
                                                 Comm Bancorp, Inc. and Community Bank in 2000.

Thomas M. Chesnick                 70            Retired.                                                        2000

William F. Farber, Sr.             68            President and Chief Executive Officer of                        1983
                                                 Comm Bancorp, Inc. and Community Bank
                                                 since 2001. Retired in 2000.

Judd B. Fitze                      53            Partner in Farr, Davis & Fitze, a law                           1995
                                                 firm.

Dean L. Hesser                     38            President of Tom Hesser Chevrolet, Inc.,                        2003
                                                 Tom Hesser Ford, LLC and Tom Hesser
                                                 Nissan, LLC, automobile dealerships.

John P. Kameen                     63            Publisher of The Forest City News.                              1983

William A. Kerl                    68            President of Carbondale Concrete Company,                       2000
                                                 Inc. and Kerl Coal, Oil & Trucking
                                                 Company, Inc.

Erwin T. Kost                      61            President of Kost Tire Distributors, Inc.                       1997

Susan F. Mancuso                   53            Partner in Mancuso & Mancuso, Accounting                        2003
                                                 & Tax Service.

Robert A. Mazzoni                  56            Judge of the Court of Common Pleas of                           2000
                                                 Lackawanna County since July 25, 2001.
                                                 Partner in Mazzoni &   Karam, a law firm,
                                                 from 2000 to July 24, 2001.

J. Robert McDonnell                69            Owner of McDonnell's Restaurant.                                1983

Joseph P. Moore, III(1)            53            President of J.J. Motors, Inc., an                              2000
                                                 automobile dealership.

Eric G. Stephens                   53            Auto Dealer, H.L. Stephens & Son,                               1988
                                                 an automobile dealership.

(1) A son of Joseph P. Moore, Jr., who owns beneficially more than 5.0 percent of our common stock.

COMMITTEES

Our Board of Directors has two standing committees, namely the Nominating and Corporate Governance Committee and the Joint Audit Committee, which also servesas the audit committee for Community Bank. Each member of these committees stisfies the independence requirements applicable to the SEC, The NASDAQ Stock Market(R) and any related banking laws.

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

The following directors are members of the Nominating and Corporate Governance
Committee: Robert A. Mazzoni, Chairperson; Dean L. Hesser; Joseph P. Moore, III and Eric G. Stephens. The Nominating and Corporate Governance Committee operates pursuant to a Charter approved and adopted by our Board of Directors. A copy of our written Charter of the Nominating and Corporate Governance Committee is filed at Exhibit 99(ii) to our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File Number: 0-17455, and is incorporated in its entirety by reference into this report. The text of the Charter of the Nominating and Corporate Governance Committee and our Bylaws are posted on our website at http://www.combk.com. Copies of this Charter will be provided, without charge, upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations.

The Joint Audit Committee is responsible for assisting the Boards of Directors' oversight of:

      -     The integrity of our financial statements;

      - The audit by the independent registered public accounting firm of our financial statements;

      -     Our report on internal controls;

      - The independent registered public accounting firm and internal auditing firms' qualifications and independence; and

      -     The performance of our internal audit function.

The following directors are members of the Joint Audit Committee: Susan F. Mancuso, Chairperson; Thomas M. Chesnick; Robert A. Mazzoni; and Joseph P. Moore, III. The Joint Audit Committee operates pursuant to a Charter approved and adopted by our Board of Directors. A copy of our written Charter of the Joint Audit Committee is filed at Exhibit 99(i) to our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File Number: 0-17455, and is incorporated in its entirety by reference into this report. The text of this Charter is posted on our website at http://www.combk.com. Copies of this Charter will be provided, without charge, upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations.

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

In fulfilling its oversight responsibilities, the Joint Audit Committee reviewed with us the audited financial statements and the footnotes to those statements for our fiscal year 2004 Annual Report to Stockholders and discussed with us the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Joint Audit Committee reviewed and discussed with the independent registered public accounting firm their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters required to be discussed by the Joint Audit Committee with the independent registered public accounting firm under the auditing standards of the Public Company Accounting Oversight Board (United States). Our independent registered public accounting firm has expressed the opinion that our audited financial statements present fairly, in all material respects, our financial position, the results of operations and cash flows for the fiscal year 2004, in conformity with United States GAAP.

The Joint Audit Committee discussed with the independent registered public accounting firm their independence from us and our management, and received from them the written disclosures and the letter required by the Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees."

Prior to the issuance of this report, the Joint Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61, "Communication with Audit Committees," including the overall scope and plans for their respective audits. In addition, the Joint Audit Committee met with the internal auditing firm, the internal auditor and the independent registered public accounting firm to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting.

In reliance on the reviews and discussions referred to above, the Joint Audit Committee recommended to the Board of Directors that the audited financial statements be included in this report. The Joint Audit Committee also recommended to the Board of Directors the selection of Kronick Kalada Berdy & Co., Certified Public Accountants, to serve as our independent registered public accounting firm.

DIRECTOR QUALIFICATIONS AND NOMINATING PROCESS

The Nominating and Corporate Governance Committee is responsible to search for qualified candidates for director for us and Community Bank. The Committee performs its nominating function in accordance with the Charter of the Nominating and Corporate Governance Committee and our Bylaws. In making recommendations for nomination as a director, the committee reviews and considers the qualifications, strengths and abilities of the potential candidates, including new candidates that may be identified from time to time through our internal search and review procedures or as a result of stockholder recommendations. For new candidates, the review process becomes more involved as it becomes increasingly likely that a particular candidate may be recommended for nomination. In deciding whether to recommend the re- nomination of an incumbent director or the nomination of a director who previously served as an officer or director, the committee considers their prior performance as a director or officer. The committee also makes specific recommendations to the Board regarding the directors who it believes should be appointed to particular committees of the Board, based upon its review and assessment of the qualifications and abilities of the individual directors and the differing functions and membership requirements of the committees.

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

The committee oversees the internal procedures, adopted from time to time, to assist in the identification of suitable candidates to serve as directors. The committee also has the authority to retain professional consultants to assist in the task of identifying possible candidates, although it did not do so in 2004.

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

      - Has been found either by any federal or state regulatory agency whose decision is final and not subject to appeal or by a court to have: (i) breached a fiduciary duty involving personal profit; or
            (ii) committed a willful violation of any law, rule or regulation governing banking, securities, commodities or insurance, or any final cease and desist order issued by a banking, securities, commodities or insurance regulatory agency; or

      - Has been nominated by a person who would be disqualified from serving as a director of this Company under the above eligibility requirements.

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

COMMUNICATIONS WITH DIRECTORS

Stockholders and other interested parties who wish to communicate with our directors may do so by writing to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations-Corporate Secretary. The Office of the Corporate Secretary will forward such written correspondence to the applicable director or to the Nominating and Corporate Governance Committee if such correspondence is not addressed to a specific director. Periodically, the Nominating and Corporate Governance Committee will summarize all stockholder communications it has received and will make all such communications available for the directors' review. In order to efficiently process all stockholder communications, the Nominating and Corporate Governance Committee, with the Board's approval, may seek the assistance of counsel or advisors in reviewing and evaluating particular communications. In all cases, the complete text of communications will be made available to the directors in an appropriate and timely manner.

EXECUTIVE OFFICERS

Our executive officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report.

The following information is presented for our executive officers:

                                                                              HELD             EMPLOYEE               AGE AS OF
           NAME AND POSITION                                                  SINCE              SINCE              MARCH 16, 2005
-----------------------------------------------                               -----            --------             --------------
William R. Boyle                                                              2001              2001(1)                  45
Senior Vice President and Chief Credit Officer

William F. Farber, Sr.                                                        2001              2001(2)                  68
President and Chief Executive Officer,
Chairman of the Board

John P. Kameen                                                                1996                  (3)                  63
Secretary

J. Robert McDonnell                                                           1983                  (3)                  69
Vice Chairman

Scott A. Seasock                                                              1989              1989                     47
Executive Vice President and Chief Financial
Officer

(1) Senior Vice President and Chief Credit Officer since 2001. Vice President of Community Bank in 2000.

(2)   President and Chief Executive Officer since 2001. Retired in 2000.

(3) Not our employee or an employee of Community Bank. These persons do not receive any additional fees for serving as Board Officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Executive officers, directors and "beneficial owners" of more than 10.0 percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Stock Market(R) pursuant to
Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2004 with the exception of the following: on April 15, 2004, Dean L. Hesser, a director of the Company, purchased 200 shares of our common stock at a price of $40.00 per share or $8,000 in the aggregate. A Form 4 was required to filed on or before April 17, 2004. Mr. Hesser failed to do so. Mr. Hesser filed his Form 4 with the SEC for this purchase on April 28, 2004.

CODES OF ETHICS AND BUSINESS CONDUCT

The Boards of Directors of us and Community Bank have adopted a Code of Ethics that applies to the CEO and Principal Executive Officer, CFO and Principal Financial Officer, and the Vice President of Finance and Principal Accounting Officer (collectively referred to as the "Senior Financial Officers"). This Code of Ethics for Senior Financial Officers is designed to deter wrongdoing and to promote the following, among other responsibilities:

      - Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      - Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

      -     Compliance with applicable governmental laws, rules and regulations;

      - Prompt internal reporting of Code of Ethics violations to an appropriate person or persons identified in the Code of Ethics; and

      -     Accountability of adherence to the Code of Ethics.

In addition, all of our employees, including our Senior Financial Officers, are required to abide by our Code of Business Conduct to ensure that our business is conducted in a consistently legal and ethical manner. This Code of Business Conduct forms the foundation of a comprehensive process that includes compliance with all corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct, and an abiding belief in the integrity of our employees. Our policies and procedures cover all areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business.

Employees are required to report any conduct they believe in good faith to be an actual or apparent violation of the standards contained in our Code of Business Conduct or any other unusual or suspicious business arrangement or behavior. SOX requires audit committees to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. We currently have such procedures in place.

In addition, the members of our Board of Directors are required to comply with the Code of Business Conduct, which is intended to focus the Board and the individual directors on areas of ethical risk, help directors recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and foster a culture of honesty and accountability. The Code of Business Conduct covers all areas of professional conduct relating to service on the Board, including conflicts of interest, unfair or unethical use of corporate opportunities, strict maintenance of confidential information, compliance with all applicable laws and regulations and oversight of ethics and compliance by employees of the Company.

A copy of our written Code of Ethics for Senior Financial Officers has been filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File Number: 0-17455, and is incorporated in its entirety by reference into the report. The text of the Codes of Ethics for Senior Financial Officers and Business Conduct are posted on our website at http://www.combk.com. Copies of our Codes of Ethics for Senior Financial Officers and Business Conduct will be provided, without charge, upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411,
Attn: Investor Relations. Any amendment to, or waiver from, the provisions of the Code of Ethics for Senior Financial Officers that require disclosure under applicable rules of the SEC or The NASDAQ Stock Market(R) will be disclosed along with the reasons for the amendment or waiver in Item 10 of a current report on Form 8-K and posted on our website.

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

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM COMPENSATION
                                                                                  ------------------------------
                                                ANNUAL COMPENSATION                    AWARDS           PAYOUTS
                                   --------------------------------------------   ---------------------  -------
                                                                   OTHER ANNUAL              RESTRICTED    LTIP      ALL OTHER
                                          SALARY        BONUS      COMPENSATION   OPTIONS      STOCK     PAYOUTS   COMPENSATION
     NAME AND POSITION             YEAR     ($)          ($)          ($)(3)        (#)         (#)        ($)        ($)(4)
----------------------------       ----   -------      ------      ------------   -------    ----------  -------   ------------
William F. Farber, Sr.             2004   202,805(1)   11,500(2)        -0-         -0-         -0-        -0-         6,621
President and                      2003   188,872(1)   11,500(2)        -0-         -0-         -0-        -0-         6,446
Chief Executive Officer            2002   180,463(1)   11,500(2)        -0-         -0-         -0-        -0-           -0-

Scott A. Seasock                   2004   135,407      12,000           -0-         -0-         -0-        -0-         6,441
Executive Vice President           2003   115,319      12,000           -0-         -0-         -0-        -0-         5,966
and Chief Financial Officer        2002   104,046      12,000           -0-         -0-         -0-        -0-         6,525

William R. Boyle                   2004   135,386       6,500           -0-         -0-         -0-        -0-         6,242
Senior Vice President              2003   109,494       5,000           -0-         -0-         -0-        -0-         5,427
and Chief Credit Officer           2002    95,084      10,425           -0-         -0-         -0-        -0-         5,929

(1)   Includes director fees of $60,000 in 2004, 2003 and 2002.

(2)   Includes director bonus of $1,500 in 2004, 2003 and 2002.

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

EXECUTIVE COMPENSATION COMMITTEE REPORT

We do not have an Executive Compensation Committee and no compensation was paid to Mr. Farber, President and CEO; Mr. Seasock, Executive Vice President and CFO; or Mr. Boyle, Senior Vice President and CCO (collectively, the "Executive Officers") by us in 2004. All compensation was paid by Community Bank.

COMPOSITION OF COMMITTEE

Community Bank has an Executive Compensation Committee comprised of five of our directors who also serve as directors of Community Bank. All of these members of the Executive Compensation Committee meet the independence standards contained in Rule 4200(a)(15) of the listing rules for The NASDAQ Stock Market(R). The Executive Compensation Committee is solely responsible for the compensation decisions involving the Executive Officers. None of the Executive Officers participate in discussions and decisions concerning their compensation.

OBJECTIVES OF EXECUTIVE COMPENSATION

Our executive compensation policy aims to:

      -     Link the executive's goals with the interests of the stockholders;

      -     Support our strategic business plan and long-term development;

      - Tie a portion of the executive's compensation to our overall performance; and

      -     Attract and retain talented management.

TYPE OF COMPENSATION

We utilize annual compensation which includes salary, bonus and contributions to Community Bank's defined contribution plan on behalf of the Executive Officers. We do not have any long-term compensation program including those that are based upon the award of stock options and restricted stock or other long-term incentive awards.

FACTORS CONSIDERED IN DETERMINING COMPENSATION

The Executive Compensation Committee bases their decision on an Executive Officer's annual salary and bonus based on the following criteria, with the exception of Mr. Seasock's bonus which is based on a formula for us achieving a certain return on average assets and percentage increase in net income ranges:

      - A report prepared by an independent consulting firm, which compares base salaries and bonuses of other commercial banking institutions of similar size on a regional basis for similar positions and responsibilities;

      - An inflation index based on the latest Northeastern Pennsylvania Consumer Price Index;

      - The overall annual improvement in our consolidated balance sheet and consolidated statements of income and comprehensive income; and

      - The Executive Compensation Committee's judgment on the extent of support the Executive Officer provided us in meeting our strategic business plan and long-term development.

Under the bonus formula for Mr. Seasock, the achievement ranges for return on average assets and percentage increase in net income are given equal weightings. The minimum achievement ranges were 1.00 to 1.05 percent for return on average assets and 5.0 to 5.9 percent for the percentage increase in net income for 2004. The Executive Compensation Committee has the discretion to award bonuses in excess of the amounts calculated pursuant to this bonus formula.

Discretionary annual contributions to Community Bank's defined contribution plan on behalf of the Executive Officers are proportional to the Executive Officers' salaries as a percentage of the total amount of annual salaries paid to all employees. In addition, we make contributions, on behalf of the Executive Officers, to the defined contribution plan in accordance with an amendment to the plan under section 401(k) of the Internal Revenue Code ("401(k)").

CONCLUSION ON ANNUAL COMPENSATION

Annual compensation for our Executive Officers includes salary, bonus and contributions to Community Bank's defined contribution plan. This is similar to the compensation programs for most of our peer group banking companies. The Executive Compensation Committee has determined that the 2004 compensation for the President and CEO of $220,926, the Executive Vice President and CFO of $153,848 and the Senior Vice President and CCO of $148,128 were appropriate in light of our performance accomplishments. The base salaries and bonuses of our Executive Officers was in the 52.0 percentile compared to similar sized commercial banking institutions based on the report of the independent consulting firm. We intend to pay salaries at the median range of the peer group banking companies that are represented in this report.

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

Effective January 1, 2002, the Board of Directors ratified the amendment of the defined contribution plan to include a 401(k) feature. This feature of the plan permits employees to make voluntary, pre-tax contributions up to 25.0 percent of their compensation. Company contributions to the 401(k) are based on 100.0 percent matching of voluntary contributions up to 3.0 percent of the employee's eligible compensation. If a participant separates from service prior to retirement, the participant will be entitled to 100.0 percent (100%) of their contributions made under the 401(k) and also a portion of Community Bank's matching 401(k) contributions and annual discretionary contributions based on years of service according to the following schedule:

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

During 2004, annual discretionary contributions of $76,545 were allocated among participants' accounts under the defined contribution plan. Discretionary matching contributions under the 401(k) feature of the plan totaled $145,114 in 2004. Community Bank contributed $6,621 for Mr. Farber, $6,441 for Mr. Seasock and $6,242 for Mr. Boyle to the plan in 2004. Mr.

Farber has four (4) years, Mr. Seasock has eighteen (18) years and Mr. Boyle has twenty (20) years of credited service under the plan.

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

      -     Any material breach of the agreement by us or Community Bank; or

      -     A change in control.

FIVE-YEAR PERFORMANCE GRAPH

The following line graph compares the cumulative total stockholder return on our common stock, based on the market price change and assumes reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Stock Market(R) Composite and the index for Mid-Atlantic Bank Stocks (Delaware, Maryland, New Jersey, New York, Pennsylvania and Washington, D.C. Companies) during the five-year period ended December 31, 2004. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                              [PERFORMANCE GRAPH]

                                              1999      2000      2001      2002      2003     2004
                                              -----     -----     -----     -----     -----    -----
Comm Bancorp, Inc.........................    100.0      78.7      74.9      95.0     104.2    117.8
The NASDAQ Stock Market(R) Composite......    100.0      60.8      48.2      33.1      49.9     54.5
Mid-Atlantic Bank Stocks..................    100.0     122.6     115.5      88.8     126.3    133.8

NOTES:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indices are reweighed daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.    The index level for all series was set to $100.0 on 12/31/99.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This section describes how much stock our directors and executive officers own. It also describes the persons or entities that own more than 5.0 percent of our voting stock.

STOCK OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

This table indicates the number of shares of our common stock owned by the directors and executive officers as of March 16, 2005. The aggregate percentage of shares owned by all directors and executive officers is 16.68 percent. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

                                                                            AMOUNT AND NATURE OF
NAME OF INDIVIDUAL OR IDENTITY OF GROUP                                     BENEFICIAL OWNERSHIP(1)         PERCENT OF CLASS
---------------------------------------                                     -----------------------         ----------------
David L. Baker                                                                     13,758.691                       -

William R. Boyle(2)                                                                 2,152.291                       -

Thomas M. Chesnick                                                                 26,681.943                    1.43%

William F. Farber, Sr.                                                            152,460.000                    8.17%

Judd B. Fitze                                                                      15,092.821                       -

Dean L. Hesser                                                                        600.000                       -

John P. Kameen                                                                     20,572.000                    1.10%

William A. Kerl                                                                    15,859.868                       -

Erwin T. Kost                                                                      10,297.390                       -

Susan F. Mancuso                                                                    3,018.595                       -

Robert A. Mazzoni                                                                     100.000                       -

J. Robert McDonnell                                                                35,139.000                    1.88%

Joseph P. Moore, III                                                                  100.000                       -

Scott A. Seasock(2)                                                                 6,557.594                       -

Eric G. Stephens                                                                    8,753.478                       -

All Directors and Executive Officers as a group (13
Directors, 5 Executive Officers, 15 persons in total)                             311,143.671                   16.68%

(1) Includes shares held: (i) directly; (ii) jointly with spouse; (iii) by spouse; (iv) jointly with various relatives; (v) by the transfer agent in our dividend reinvestment account; (vi) individually in employee benefit plans; and (vii) in various trusts.

(2)   Executive officer, not a director.

VOTING STOCK OWNED BY "BENEFICIAL OWNERS"

The following are the persons or entities known by us to own beneficially more than 5.0 percent of our common stock as of March 16, 2005.

 NAME AND ADDRESS                               NUMBER OF SHARES(1)               PERCENT OF CLASS
 ----------------                               -------------------               ----------------
Joseph P. Moore, Jr.                               162,935.000                          8.73%
400 Williamson Road
Gladwyne, PA 19035

William F. Farber, Sr.                             152,460.000                          8.17%
Crystal Lake Road
R.R.1, Box 1281
Carbondale, PA 18407

(1) Includes shares held: (i) directly; and (ii) in various trusts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We encourage our directors and executive officers to have banking and financial transactions with Community Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by Community Bank at December 31, 2004, to our directors and officers as a group, members of their immediate families and companies in which they have a 10.0 percent or more ownership interest was $5.4 million or 11.5 percent of our total consolidated capital accounts. The largest aggregate balance for these loans in 2004 was $5.7 million or 12.1 percent of our total consolidated capital accounts. During 2004, advances and repayments on these loans were $11.4 million and $11.6 million. These loans did not involve more than the normal risk of collectibility nor did they present any other unfavorable features.

From time to time, we engage Judd B. Fitze to represent us as our attorney. Mr. Fitze is a director of us and Community Bank. Mr. Fitze billed $8,847 in 2004 for his legal services on our behalf.

]
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed for professional services rendered by our independent registered public accounting firm, for each of the two years ended December 31, 2004 and 2003 are summarized as follows:

                  YEAR ENDED DECEMBER 31,                         2004           2003
------------------------------------------------------------    --------       --------
Audit fees(1)...............................................    $ 53,801       $ 51,425
Audit-related fees(2).......................................       4,555          3,940
Tax fees(3).................................................       8,156         16,280
Other fees(4)...............................................       7,975          5,540
                                                                --------       --------
  Total.....................................................    $ 74,487       $ 77,185
                                                                ========       ========

(1) Audit fees consist of fees billed for services rendered for the audit of our annual financial statements on Form 10-K and review of financial statements included in our Form 10-Q, or services that are normally provided in connection with statutory and regulatory filings.

(2) Audit-related fees consist of fees billed for services rendered for assurance and related services on our employee benefit plan.

(3) Tax fees consist of fees billed for services rendered for the preparation of federal and state tax returns, tax compliance, tax advice and tax planning.

(4) Other fees consist of fees billed for services rendered for performing agreed upon procedures with regard to our Trust Division and those required by the Federal National Mortgage Corporation.

The Audit Committee's pre-approval policies and procedures related to products and services provided by its independent registered public accounting firm are set forth in the Charter of the Joint Audit Committee of us and Community Bank. For the two years ended December 31, 2004 and 2003, all of the Audit Fees, Audit-Related Fees, Tax Fees and Other Fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.    The consolidated financial statements and notes to these statements as well as the applicable report of the independent registered public accounting firm are filed at Exhibit 13 to this report and are incorporated in their entirety by reference under this Item
            15(a)1.

      2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes to these statements.

      3. The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) to this report.

(b) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K             Description of Exhibit
--------------------------        -------------------------------
            2                               None.
            3(i)                            None.
            3(ii)                           None.
            4                               None.
            9                               None.
           10                               None.
           11                               None.
           12                               None.
           13                     Portions of the Annual Report
                                  to Stockholders for Fiscal Year
                                  Ended December 31, 2004.
           14                               None.
           16                               None.
           18                               None.
           21                     List of Subsidiaries of the
                                  Company.
           22                               None.
           23                               None.
           24                               None.
           31(i)                  CEO certification pursuant to
                                  Section 302 of the Sarbanes-
                                  Oxley Act of 2002.
           31(ii)                 CFO certification pursuant to
                                  Section 302 of the Sarbanes-
                                  Oxley Act of 2002.
           32(i)                  CEO certification pursuant to
                                  Section 906 of the Sarbanes-
                                  Oxley Act of 2002.
           32(ii)                 CFO certification pursuant to
                                  Section 906 of the Sarbanes-
                                  Oxley Act of 2002.
           99                               None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.                                  Date
(Registrant)

BY:/s/ William F. Farber, Sr.                    March 16, 2005
   -----------------------------------
   William F. Farber, Sr.,
   President and Chief Executive Officer
   Chairman of the Board
   (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                               Date

/s/ David L. Baker                               March 16, 2005
-------------------------------------
David L. Baker, Director

/s/ Thomas M. Chesnick                           March 16, 2005
-------------------------------------
Thomas M. Chesnick, Director

/s/ William F. Farber, Sr.                       March 16, 2005
-------------------------------------
William F. Farber, Sr.,
President and Chief Executive Officer
Chairman of the Board/Director
(Principal Executive Officer)

/s/ Judd B. Fitze                                March 16, 2005
-------------------------------------
Judd B. Fitze, Director

/s/ Stephanie A. Ganz                            March 16, 2005
-------------------------------------
Stephanie A. Ganz,
Vice President of Finance
(Principal Accounting Officer)

/s/ Dean L. Hesser                               March 16, 2005
-------------------------------------
Dean L. Hesser, Director

/s/ John P. Kameen                               March 16, 2005
-------------------------------------
John P. Kameen, Secretary/Director

/s/ William A. Kerl                              March 16, 2005
-------------------------------------
William A. Kerl, Director

/s/ Erwin T. Kost                                March 16, 2005
-------------------------------------
Erwin T. Kost, Director

/s/ Susan F. Mancuso                             March 16, 2005
-------------------------------------
Susan F. Mancuso, Director

/s/ Robert A. Mazzoni                            March 16, 2005
-------------------------------------
Robert A. Mazzoni, Director

/s/ J. Robert McDonnell                          March 16, 2005
-------------------------------------
J. Robert McDonnell,
Vice Chairman/Director

/s/ Joseph P. Moore, III                         March 16, 2005
-------------------------------------
Joseph P. Moore, III, Director

/s/ Scott A. Seasock                             March 16, 2005
-------------------------------------
Scott A. Seasock, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)

/s/ Eric G. Stephens                             March 16, 2005
-------------------------------------
Eric G. Stephens, Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                               DESCRIPTION                                                     PAGE
-------                -------------------------------------------------------------------------------------         ----
  13                   Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 2004           57

  21                   List of Subsidiaries of the Company                                                            187

  31(i)                CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                    188

  31(ii)               CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                    190

  32(i)                CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                    192

  32(ii)               CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                    193