Form 10-Q
period 2005-03-31
COMM BANCORP INC
filed 2005-05-16
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________________

Commission file number 0-17455

                               COMM BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                          23-2242292
------------------------------------  ------------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)

  125 NORTH STATE STREET, CLARKS SUMMIT, PA           18411
---------------------------------------------      -----------
   (Address of principal executive offices)         (Zip Code)

                                 (570)586-0377
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,863,219 at April 30, 2005

                                  Page 1 of 66
                            Exhibit Index on Page 44

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 MARCH 31, 2005

                                      INDEX

CONTENTS                                                                                                                 PAGE NO.
--------                                                                                                                 --------
PART I.  FINANCIAL INFORMATION:

  Item 1: Financial Statements.

     Consolidated Statements of Income and Comprehensive Income - for the Three Months Ended March 31, 2005 and 2004...       3
     Consolidated Balance Sheets - March 31, 2005, and December 31, 2004...............................................       4
     Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended March 31, 2005...............       5
     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004..........................       6
     Notes to Consolidated Financial Statements........................................................................       7

  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations........................       8

  Item 3: Quantitative and Qualitative Disclosures About Market Risk...................................................       *

  Item 4: Controls and Procedures......................................................................................      40

PART II.  OTHER INFORMATION:

  Item 1: Legal Proceedings............................................................................................      41

  Item 2: Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities..........................      41

  Item 3: Defaults Upon Senior Securities..............................................................................      41

  Item 4: Submission of Matters to a Vote of Security Holders..........................................................      41

  Item 5: Other Information............................................................................................      41

  Item 6: Exhibits and Reports on Form 8-K.............................................................................      41

  Signatures...........................................................................................................      43
  Exhibit Index........................................................................................................      44

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                                      2005               2004
-----------------------------------                                                   -----------        -----------
INTEREST INCOME:
Interest and fees on loans:
  Taxable......................................................................       $     5,489        $     5,289
  Tax-exempt...................................................................               330                205
Interest and dividends on investment securities available-for-sale:
  Taxable......................................................................               555                535
  Tax-exempt...................................................................               391                393
  Dividends....................................................................                 8                 10
Interest on federal funds sold.................................................                                   16
                                                                                      -----------        -----------
    Total interest income......................................................             6,773              6,448
                                                                                      -----------        -----------
INTEREST EXPENSE:
Interest on deposits...........................................................             2,380              2,238
Interest on short-term borrowings..............................................                79
                                                                                      -----------        -----------
    Total interest expense.....................................................             2,459              2,238
                                                                                      -----------        -----------
    Net interest income........................................................             4,314              4,210
Provision for loan losses......................................................               300                150
                                                                                      -----------        -----------
    Net interest income after provision for loan losses........................             4,014              4,060
                                                                                      -----------        -----------

NONINTEREST INCOME:
Service charges, fees and commissions..........................................               837                726
Net gains on sale of loans.....................................................               156                196
Net gains on sale of merchant services.........................................               125
                                                                                      -----------        -----------
    Total noninterest income...................................................             1,118                922
                                                                                      -----------        -----------

NONINTEREST EXPENSE:
Salaries and employee benefits expense.........................................             1,795              1,726
Net occupancy and equipment expense............................................               638                664
Other expenses.................................................................             1,187              1,237
                                                                                      -----------        -----------
     Total noninterest expense.................................................             3,620              3,627
                                                                                      -----------        -----------

Income before income taxes.....................................................             1,512              1,355
Provision for income tax expense...............................................               232                175
                                                                                      -----------        -----------
    Net income.................................................................             1,280              1,180
                                                                                      -----------        -----------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on investment securities available-for-sale                (813)               550
Income tax expense (benefit) related to other comprehensive income (loss)......              (276)               187
                                                                                      -----------        -----------
    Other comprehensive income (loss), net of income taxes.....................              (537)               363
                                                                                      -----------        -----------
    Comprehensive income.......................................................       $       743        $     1,543
                                                                                      ===========        ===========

PER SHARE DATA:
Net income.....................................................................       $      0.69        $      0.62
Cash dividends declared........................................................       $      0.23        $      0.22
Average common shares outstanding..............................................         1,865,848          1,907,573

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            MARCH 31,  DECEMBER 31,
                                                                              2005        2004
                                                                            ---------  ------------
ASSETS:
Cash and due from banks...................................................  $ 12,310     $ 11,802
Federal funds sold........................................................                    900
Investment securities available-for-sale..................................   109,804      118,756
Loans held-for-sale, net..................................................     3,905        1,917
Loans, net of unearned income.............................................   391,210      381,723
  Less: allowance for loan losses.........................................     4,018        3,859
                                                                            --------     --------
Net loans.................................................................   387,192      377,864
Premises and equipment, net...............................................    11,486       11,628
Accrued interest receivable...............................................     2,439        2,319
Other assets..............................................................     3,095        3,136
                                                                            --------     --------
    Total assets..........................................................  $530,231     $528,322
                                                                            ========     ========

LIABILITIES:
Deposits:
  Noninterest-bearing.....................................................  $ 66,936     $ 67,714
  Interest-bearing........................................................   405,870      410,770
                                                                            --------     --------
    Total deposits........................................................   472,806      478,484
Short-term borrowings.....................................................     7,800
Accrued interest payable..................................................     1,033        1,075
Other liabilities.........................................................       900        1,445
                                                                            --------     --------
    Total liabilities.....................................................   482,539      481,004
                                                                            --------     --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 March 31, 2005, 1,865,848 shares; December 31, 2004, 1,864,391 shares           616          615
Capital surplus...........................................................     6,734        6,675
Retained earnings.........................................................    39,345       38,494
Accumulated other comprehensive income....................................       997        1,534
                                                                            --------     --------
    Total stockholders' equity............................................    47,692       47,318
                                                                            --------     --------
    Total liabilities and stockholders' equity............................  $530,231     $528,322
                                                                            ========     ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                ACCUMULATED
                                                                                                  OTHER          TOTAL
                                                      COMMON         CAPITAL        RETAINED   COMPREHENSIVE  STOCKHOLDERS'
                                                      STOCK          SURPLUS        EARNINGS        INCOME       EQUITY
                                                      -------        -------        --------   -------------  -------------
BALANCE, DECEMBER 31, 2004........................    $   615        $ 6,675        $38,494       $ 1,534       $47,318
Net income........................................                                    1,280                       1,280
Dividends declared: $0.23 per share...............                                     (429)                       (429)
Dividend reinvestment plan: 1,457 shares issued             1             59                                         60
Net change in other comprehensive income..........                                                   (537)         (537)
                                                      -------        -------        -------       -------       -------
BALANCE, MARCH 31, 2005...........................    $   616        $ 6,734        $39,345       $   997       $47,692
                                                      =======        =======        =======       =======       =======

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                             2005            2004
-----------------------------------                                           --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................    $  1,280        $  1,180
Adjustments:
  Provision for loan losses...............................................         300             150
  Depreciation, amortization and accretion................................         545             633
  Amortization of loan costs (fees).......................................          34             (26)
  Deferred income tax benefit.............................................        (138)            (11)
  Loss (gain) on sale of foreclosed assets................................         (50)              2
Changes in:
    Loans held for sale, net..............................................      (1,988)           (857)
    Accrued interest receivable...........................................        (120)             59
    Other assets..........................................................         (73)           (367)
    Accrued interest payable..............................................         (42)            (35)
    Other liabilities.....................................................        (282)            (22)
                                                                              --------        --------
      Net cash provided by (used in) operating activities.................        (534)            706
                                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of investment securities available-for-sale......       9,155           3,986
Purchases of investment securities available-for-sale.....................      (1,234)           (410)
Proceeds from sale of foreclosed assets...................................         304             140
Net increase in lending activities........................................      (9,738)         (7,459)
Purchases of premises and equipment.......................................        (117)           (203)
                                                                              --------        --------
      Net cash used in investing activities...............................      (1,630)         (3,946)
                                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts.............      (3,749)         (6,811)
  Time deposits...........................................................      (1,929)            712
  Short-term borrowings...................................................       7,800
Proceeds from the issuance of common shares...............................          60              63
Repurchase and retirement of common shares................................         (33)
Cash dividends paid.......................................................        (410)           (419)
                                                                              --------        --------
      Net cash provided by (used in) financing activities.................       1,772          (6,488)
                                                                              --------        --------
      Net decrease in cash and cash equivalents...........................        (392)         (9,728)
      Cash and cash equivalents at beginning of year......................      12,702          28,599
                                                                              --------        --------
      Cash and cash equivalents at end of period..........................    $ 12,310        $ 18,871
                                                                              ========        ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest................................................................    $  2,501        $  2,273
Noncash items:
  Transfers of loans to foreclosed assets.................................          76              63
  Unrealized losses (gains) on investment securities available-for-sale...    $    537        $   (363)

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

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

To a certain extent, our success depends upon the general economic conditions in the geographic market that we serve. Although we expect economic conditions in our market area to remain stable, assurance cannot be given that this improvement will occur. Adverse changes to economic conditions would likely impair loan collections and may have a materially adverse effect on the consolidated results of operations and financial position.

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

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with United States generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during those reporting periods.

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

The allowance for loan losses account consists of an allocated element and an unallocated element. The allocated element consists of a specific portion for the impairment of loans individually evaluated and a formula portion for the impairment of those loans collectively evaluated. The unallocated element is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using our impairment evaluation methodology due to limitations in the process.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

We monitor the adequacy of the allocated portion of the allowance quarterly and adjusts the allowance for any deficiencies through normal operations. This self-correcting mechanism reduces potential differences between estimates and actual observed losses. In addition, the unallocated portion of the allowance is examined quarterly to ensure that it remains relatively constant in relation to the total allowance unless there are changes in the related criteria that would indicate a need to either increase or decrease it. The determination of the allowance for loan loss level is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, we cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required resulting in an adverse impact on operating results.

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

For a further discussion of our significant account policies, refer to the note entitled, "Summary of significant accounting policies," in the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the period ended December 31, 2004. This note lists the significant accounting policies used by management in the development and presentation of our financial statements. This Management's Discussion and Analysis, The Notes to the Consolidated Financial Statements, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and valuation of our financial position, results of operations and cash flows.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING ENVIRONMENT:

Rising energy costs hindered economic growth in the first quarter of 2005, as the gross domestic product, the value of all goods and services produced nationally, rose at an annual rate of 3.1 percent, the worst performance in two years. Spending slowed in all sectors. Consumer spending increased 3.5 percent in the first quarter, compared to 4.2 percent in the fourth quarter of 2004. Business investment, which rose 14.5 percent in the fourth quarter, slowed to
4.7 percent in the first quarter. Inflationary pressures also continued to build, as the consumer price index, excluding food and energy prices, rose at a
2.2 percent annual rate, the highest pace in seven years. Despite the slowdown, the Federal Open Market Committee ("FOMC"), concerned about rising inflation, tightened monetary policy by raising the federal funds rate 50 basis points, in two 25 basis point increments, during the first quarter. In addition, subsequent to the release of quarterly data, the FOMC, at their meeting on May 3, 2005, again raised the federal funds target rate another 25 basis points to 3.00 percent.

REVIEW OF FINANCIAL POSITION:

Total assets increased $1.9 million to $530.2 million at March 31, 2005, from $528.3 million at December 31, 2004. Loan demand remained relatively strong and resulted in an increase in loans, net of unearned income, of $9.5 million to $391.2 million at the end of the first quarter of 2005, from $381.7 million at year-end 2004. However, demand for deposits began to wane. Total deposits declined $5.7 million to $472.8 million at March 31, 2005, from $478.5 million at the close of 2004. The change in the balance sheet was primarily funded by repayments of investment securities and supplemented by short-term borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"). Investment securities decreased $9.0 million, while short-term borrowings outstanding at the end of the first quarter amounted to $7.8 million. Stockholders' equity grew $0.4 million to $47.7 million at the close of the first quarter, from $47.3 million at December 31, 2004. Net income of $1.3 million was partially offset by net cash dividends declared of $0.4 million and an other comprehensive loss of $0.5 million.

INVESTMENT PORTFOLIO:

Our investments are predominantly comprised of short-term obligations of U.S. Government agencies and intermediate-term, tax-exempt obligations of states and municipalities. We utilize the cash flows from maturities of U.S. Government agencies to fund future loan demand. Tax-exempt obligations of states and municipalities assist us in lowering our tax burden. U.S. Government agency securities totaled $40.5 million at March 31, 2005, while tax-exempt state and municipal obligations totaled $33.3 million. The balance of these investment categories together equaled 67.2 percent of the investment portfolio at March 31,2005.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


The carrying values of the major classifications of available-for-sale securities as they relate to the total investment portfolio at March 31, 2005, and December 31, 2004, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES

                                      MARCH 31,            DECEMBER 31,
                                        2005                  2004
                                 ----------------     -------------------
                                   AMOUNT     %        AMOUNT         %
                                 --------   -----     --------     ------
U.S. Government agencies....     $ 40,495   36.88%    $ 44,645      37.59%
State and municipals:
  Taxable ..................       15,209   13.85       16,898      14.23
  Tax-exempt ...............       33,275   30.30       34,605      29.14
Mortgage-backed securities..       19,232   17.52       21,281      17.92
Equity securities:
  Restricted ..............         1,419    1.29        1,153       0.97
  Other ...................           174    0.16          174       0.15
                                 --------   -----     --------     ------
    Total .................      $109,804   100.0     $118,756     100.00%
                                 ========   =====     ========     ======

Investment securities were $109.8 million at March 31, 2005, a decrease of $9.0 million from $118.8 million at December 31, 2004. We received $9.2 million in maturities and repayments from investment securities during the first quarter of 2005. These funds were primarily used to fund loan demand. Securities purchased during the three months ended March 31, 2005, totaled $1.2 million and were primarily comprised of restricted equity securities of the FHLB-Pgh in order to satisfy collateral requirements for short-term borrowings outstanding.

We had an unrealized holding gain of $997, net of income taxes of $514 at March 31, 2005, compared to $1,534, net of income taxes of $790 at the end of 2004. The decline was predominantly related to depreciation in the market values of our holdings of tax-exempt state and municipal obligations caused by increases in general market rates.

For the three months ended March 31, 2005, the investment portfolio averaged $111.4 million, an increase of $11.5 million or 11.5 percent compared to an average of $99.9 million for the same three months of 2004. The tax-equivalent yield on our investment portfolio fell 39 basis points to 4.20 percent for the first quarter of 2005 compared to 4.59 percent for the same quarter last year. In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains and losses, whether realized or unrealized. Due to the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

depreciation in market value of our investment portfolio, the total return for the investment portfolio weakened to 2.2 percent for the 12 months ended March 31, 2005, from 3.5 percent for the 12 months ended December 31, 2004.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at March 31, 2005, is summarized in the table that follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                       AFTER ONE          AFTER FIVE
                                      WITHIN           BUT WITHIN         BUT WITHIN           AFTER
                                     ONE YEAR          FIVE YEARS         TEN YEARS          TEN YEARS             TOTAL
                                 ---------------    ---------------    ---------------    ---------------    ----------------
MARCH 31, 2005                    AMOUNT  YIELD      AMOUNT  YIELD      AMOUNT  YIELD      AMOUNT  YIELD       AMOUNT   YIELD
--------------                    ------  -----      ------  -----      ------  -----      ------  -----       ------   -----
Amortized cost:
U.S. Government agencies.....    $32,702   2.76%    $ 8,077   2.65%                                          $ 40,779   2.74%
State and municipals:
  Taxable....................      1,667   2.08      14,046   2.61                                             15,713   2.55
  Tax-exempt.................        400   1.91       1,991   5.50     $ 9,520   7.94%    $19,270   7.55%      31,181   7.47
Mortgage-backed securities...      7,388   5.66      11,342   4.54         420   5.40          13   6.36       19,163   4.99
Equity securities:
  Restricted.................                                                               1,419   1.96        1,419   1.96
  Other......................                                                                  38  17.06           38  17.06
                                 -------            -------            -------            -------            --------
    Total....................    $42,157   3.23%    $35,456   3.40%    $ 9,940   7.83%    $20,740   7.18%    $108,293   4.47%
                                 =======            =======            =======            =======            ========

Fair value:
U.S. Government agencies.....    $32,542            $ 7,953                                                  $ 40,495
State and municipals:
  Taxable....................      1,664             13,545                                                    15,209
  Tax-exempt.................        400              2,089            $10,187            $20,599              33,275
Mortgage-backed securities...      7,402             11,392                425                 13              19,232
Equity securities:
  Restricted.................                                                               1,419               1,419
  Other......................                                                                 174                 174
                                 -------            -------            -------            -------            --------
    Total....................    $42,008            $34,979            $10,612            $22,205            $109,804
                                 =======            =======            =======            =======            ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LOAN PORTFOLIO:

Rising short-term interest rates had little effect on mortgage rates, which remained at historically low levels during the first quarter of 2005. The rate for a 30-year conventional mortgage was 5.93 percent at March 31, 2005, compared to 5.75 percent at the close of 2004. The low mortgage rates continued to bolster the housing market, as new home sales rose 12.2 percent in March, a record high, and existing home sales continued at near record pace. Despite the continued strength in the housing market, activity in our secondary mortgage department continued to slow with the halt in refinancings. Residential mortgage loans serviced for the Federal National Mortgage Association ("FNMA") grew $2.6 million or at an annual rate of 10.8 percent to $100.4 million at the end of the first quarter of 2005 from $97.8 million at the end of 2004. In comparison, for the first quarter of 2004, residential mortgage loans serviced for the FNMA grew at an annualized rate of 17.0 percent. For the three months ended March 31, residential mortgages sold to the FNMA totaled $5.4 million in 2005 compared to $6.7 million in 2004. Net gains realized on the sale of residential mortgages totaled $156 for the first quarter of 2005, compared to $196 for the same quarter last year. In addition, our total residential mortgage portfolio decreased $2.4 million or 2.5 percent to $94.1 million at March 31, 2005, from $96.5 million at the end of 2004.

Business spending slowed considerably in the first quarter of 2005. Spending for equipment and software rose by a modest 6.9 percent, the slowest increase in two years, while nonresidential construction declined 2.6 percent. However, businesses expanded inventories at a strong pace, which contributed to a 3.4 percent increase in commercial and industrial loans at all commercial banks from the end of 2004. Our business loans, including commercial loans, commercial mortgage loans and lease financing grew $12.1 million or at an annualized rate of 19.1 percent to $269.5 million at March 31, 2005 from $257.4 million at the end of 2004. Similar to the banking industry, the growth was due to strong demand for commercial loans, which grew 13.2 percent from year-end 2004. Commercial mortgage loans and commercial lease financing declined 2.0 percent and 5.8 percent.

With regard to our consumer portfolio, we have experienced a slowing in demand for personal loans. Total consumer loans decreased $275 or at an annualized rate of 4.0 percent from December 31, 2004, to March 31, 2005. Many individuals are using home equity loans to finance large purchases and consolidate higher-interest personal loans. In addition, automobile manufacturers and electronic and appliance retailers are continuing to offer attractive financing alternatives.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the first quarter of 2005, loans averaged $400.4 million, an increase of $32.3 million or 8.8 percent compared to $368.1 million for the same period of 2004. The tax-equivalent yield on the loan portfolio remained relatively stable, declining only 5 basis points to 6.07 percent for the first quarter of 2005, from 6.12 percent for the same quarter of 2004. We anticipate loan yields to increase over the remainder of 2005, as the FOMC is expected to continue to raise interest rates.

The composition of the loan portfolio at March 31, 2005, and December 31, 2004, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                      MARCH 31,              DECEMBER 31,
                                                        2005                    2004
                                                -------------------    ---------------------
                                                 AMOUNT       %         AMOUNT         %
                                                --------   --------    ---------    --------
Commercial, financial and others............    $129,475      33.10%   $ 114,341       29.95%

Real estate:
  Construction..............................       5,224       1.33        6,704        1.76
Mortgage..................................       226,792      57.97      230,555       60.40
Consumer, net...............................      27,618       7.06       27,893        7.31
Lease financing, net........................       2,101       0.54        2,230        0.58
                                                --------     ------    ---------      ------
  Loans, net of unearned income.............     391,210     100.00%     381,723      100.00%
                                                             ======                   ======
Less: allowance for loan losses.............       4,018                   3,859
                                                --------               ---------
    Net loans...............................    $387,192               $ 377,864
                                                ========               =========

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans. Approximately 45.9 percent of the lending portfolio is expected to reprice within the next 12 months.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity and repricing information of the loan portfolio by major classification at March 31, 2005, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                    AFTER ONE
                                           WITHIN   BUT WITHIN    AFTER
            MARCH 31, 2005                ONE YEAR  FIVE YEARS  FIVE YEARS   TOTAL
----------------------------------------  --------  ----------  ----------  --------
Maturity schedule:
Commercial, financial and others .......  $ 60,431  $   17,795  $   51,249  $129,475
Real estate:
  Construction .........................     5,224                             5,224
  Mortgage .............................    14,196      52,002     160,594   226,792
Consumer, net ..........................     9,511      14,965       3,142    27,618
Lease financing, net ...................       766       1,335                 2,101
                                          --------  ----------  ----------  --------
    Total ..............................  $ 90,128  $   86,097  $  214,985  $391,210
                                          ========  ==========  ==========  ========

Repricing schedule:
Predetermined interest rates ...........  $ 52,493  $   69,482  $   48,011  $169,986
Floating or adjustable interest rates...   127,188      93,956          80   221,224
                                          --------  ----------  ----------  --------
    Total ..............................  $179,681  $  163,438  $   48,091  $391,210
                                          ========  ==========  ==========  ========

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commercial letters of credit are conditional commitments issued by us to support customers in the purchase of commercial goods. These letters of credit are guarantees of funding and do not obligate us to make payments to the guaranteed party. These letters of credit are automatically renewable upon their anniversary date unless canceled by us prior to that date.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

DISTRIBUTION OF OFF-BALANCE SHEET COMMITMENTS

The contractual amounts of off-balance sheet commitments at March 31, 2005 and December 31, 2004, are summarized as follows:

                                                           MARCH 31,  DECEMBER 31,
                                                             2005         2004
                                                           ---------  ------------
Commitments to extend credit ............................  $  56,153  $     49,504
Unused portions of home equity and credit card lines.....     13,209        12,776
Commercial letters of credit ............................      9,786         9,062
                                                           ---------  ------------
  Total .................................................  $  79,148  $     71,342
                                                           =========  ============

These commitments are generally issued for one year or less and often expire unused in whole or in part by the customer. We record an allowance for credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at March 31, 2005 and December 31, 2004. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

ASSET QUALITY:

Our nonperforming asset levels improved $323 to $2,961 at March 31, 2005, from $3,284 at year-end 2004. The ratio of nonperforming assets to loans, net of unearned income, equaled 0.76 percent at March 31, 2005 and 0.86 percent at December 31, 2004. The improvement resulted from reductions of $288 in accruing loans past due 90 days or more and $178 in foreclosed assets. An increase of $143 in nonaccrual loans partially offset these reductions.

With regard to foreclosed assets, three loans with an aggregate carrying value of $76 were transferred to foreclosed assets during the first quarter and two properties with an aggregate carrying value of $225 were sold for $275, resulting in a realized gain of $50. We also received $29 on the partial sale of a third property. No gain or loss was recognized on this partial sale.

We anticipate the economic conditions in our local market area to remain stable for the remainder of 2005. However, should economic conditions weaken, borrowers' ability to make timely loan payments could be hindered. The possibility exists that these levels could deteriorate should this occur. In addition, rising interest rates could pose credit risk, as borrowers with adjustable-rate loans may not be able to meet higher debt service requirements.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning nonperforming assets at March 31, 2005, and December 31, 2004, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                         MARCH 31,  DECEMBER 31,
                                                           2005        2004
                                                         ---------  ------------
NONACCRUAL LOANS:
Commercial, financial and others ......................  $    920   $        849
Real estate: ..........................................
  Construction ........................................
  Mortgage ............................................     1,195          1,123
Consumer, net .........................................
Lease financing, net ..................................
                                                         --------   ------------
    Total nonaccrual loans ............................     2,115          1,972
                                                         --------   ------------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE: ..............
Commercial, financial and others ......................        73             91
Real estate: ..........................................
  Construction ........................................
  Mortgage ............................................       428            653
Consumer, net .........................................       124            169
Lease financing, net ..................................
                                                         --------   ------------
    Total accruing loans past due 90 days or more......       625            913
                                                         --------   ------------
    Total nonperforming loans .........................     2,740          2,885
                                                         --------   ------------
Foreclosed assets .....................................       221            399
                                                         --------   ------------
    Total nonperforming assets ........................  $  2,961   $      3,284
                                                         ========   ============

Ratios: ...............................................
Nonperforming loans as a percentage of loans, net .....      0.70%          0.76%
Nonperforming assets as a percentage of loans, net ....      0.76%          0.86%

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

Information concerning impaired loans at March 31, 2005, and December 31, 2004, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                            MARCH 31,  DECEMBER 31,
                                                              2005        2004
                                                            ---------  ------------
NONACCRUAL LOANS:
Commercial, financial and others .........................  $    920   $        849
Real estate: .............................................

  Construction ...........................................
  Mortgage ...............................................     1,195          1,123
Consumer, net ............................................
Lease financing, net .....................................
                                                            --------   ------------
    Total nonaccrual loans ...............................     2,115          1,972
                                                            --------   ------------

ACCRUING LOANS: ..........................................

Commercial, financial and others .........................     1,895          3,889
Real estate: .............................................

  Construction ...........................................
  Mortgage ...............................................     2,666          1,205
Consumer, net ............................................
Lease financing, net .....................................
                                                            --------   ------------
    Total accruing loans .................................     4,561          5,094
                                                            --------   ------------
    Total impaired loans .................................  $  6,676   $      7,066
                                                            ========   ============

Ratio: ...................................................
Impaired loans as a percentage of loans, net..............      1.71%          1.85%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information relating to the recorded investment in impaired loans at March 31, 2005 and December 31, 2004, is summarized as follows:

                                      MARCH 31,  DECEMBER 31,
                                        2005        2004
                                      ---------  ------------
Impaired loans:
With a related allowance ...........  $   4,320  $      2,930
With no related allowance ..........      2,356         4,136
                                      ---------  ------------
  Total ............................  $   6,676  $      7,066
                                      =========  ============

The analysis of changes affecting the allowance for loan losses related to impaired loans for the quarter ended March 31, 2005, is summarized as follows:

                                     MARCH 31,
                                       2005
                                     ---------
Balance at January 1 ..............  $   1,179
Provision for loan losses .........        783
Loans charged-off .................         64
Loans recovered
                                     ---------
Balance at period-end .............  $   1,898
                                     =========

Interest income on impaired loans that would have been recognized had the loans been current, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 2005 and 2004, are summarized as follows:

             THREE MONTHS ENDED MARCH 31                   2005     2004
             ---------------------------                   ----     ----
Gross interest due under terms .........................  $   108  $    29
Interest income recognized .............................       67       32
                                                          -------  -------
Interest income not recognized .........................  $    41  $    (3)
                                                          =======  =======

Interest income recognized (cash-basis) ................  $    67  $    32

Average recorded investment in impaired loans ..........  $ 6,736  $ 1,673

Cash received on impaired loans applied as a reduction of principal totaled $3.9 million for the quarter ended March 31, 2005, compared to $212 for the same period of 2004. The majority of the reduction in principal was related to a line of credit with one commercial customer. The credit was inadequately collateralized. In addition to receiving the majority of the outstanding principal balance, additional collateral was obtained during the first quarter. As of March 31, 2005, this credit was no longer considered impaired. There were no commitments to extend additional funds to parties having impaired loans at March 31, 2005.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The allocation of the allowance for loan losses at March 31, 2005 and December 31, 2004, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                              MARCH 31,       DECEMBER 31,
                                                               2005              2004
                                                                  CATEGORY          CATEGORY
                                                                    AS A              AS A
                                                                    % OF              % OF
                                                          AMOUNT   LOANS    AMOUNT   LOANS
                                                          ------  --------  ------  --------
Allocated allowance: ...................................
Specific: ..............................................
Commercial, financial and others .......................  $1,212     0.72%  $  728      1.24%
Real estate: ...........................................
  Construction .........................................
  Mortgage .............................................     686     0.99      451      0.61
Consumer, net ..........................................
Lease financing, net ...................................
                                                          ------  -------   ------  --------
    Total specific .....................................   1,898     1.71    1,179      1.85
                                                          ------  -------   ------  --------

Formula: ...............................................
Commercial, financial and others .......................      68    32.38      149     28.71
Real estate: ...........................................
  Construction .........................................                      1.33      1.76
  Mortgage .............................................   1,000    56.98      878     59.79
Consumer, net ..........................................     311     7.06      288      7.31
Lease financing, net ...................................       1     0.54        1      0.58
                                                          ------  -------   ------  --------
    Total formula ......................................   1,380    98.29    1,316     98.15
                                                          ------  -------   ------  --------
    Total allocated allowance ..........................   3,278   100.00%   2,495    100.00%
                                                                  =======           ========
Unallocated allowance ..................................     740             1,364
                                                          ------            ------
    Total allowance for loan losses ....................  $4,018            $3,859
                                                          ======            ======

The allocated element of the allowance for loan losses account was $3,278 at March 31, 2005, an increase of $783 from $2,495 at December 31, 2004. The change from year-end primarily resulted from a $719 increase in the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, coupled with a $64 increase in the formula portion of the allowance for impairment of loans collectively evaluated under SFAS No. 5. The increase in the specific portion primarily resulted from an increase in commercial loans and commercial mortgage loans which are still accruing loans but have been identified as impaired with a recorded investment in excess of fair value.

The unallocated portion of the allowance for loan losses was $740 at the end of the first quarter of 2005 compared to $1,364 at year-end 2004. We believe the unallocated portion of the allowance for loan losses account is

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

sufficient to cover any inherent losses in the loan portfolio that have not been identified as part of the allocated allowance using our impairment methodology.

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 2005, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                             MARCH 31,
                                                                               2005
                                                                             ---------
Allowance for loan losses at beginning of period ..........................  $  3,859
Loans charged-off: ........................................................
Commercial, financial and others ..........................................         4
Real estate: ..............................................................
  Construction ............................................................
  Mortgage ................................................................        65
Consumer, net .............................................................        90
Lease financing, net ......................................................
                                                                             --------
    Total .................................................................       159
                                                                             --------

Loans recovered: ..........................................................
Commercial, financial and others ..........................................         1
Real estate: ..............................................................
Construction ..............................................................
  Mortgage ................................................................
Consumer, net .............................................................        17
Lease financing, net ......................................................
                                                                             --------
    Total .................................................................        18
                                                                             --------
Net loans charged-off .....................................................       141
                                                                             --------
Provision charged to operating expense ....................................       300
                                                                             --------
Allowance for loan losses at end of period ................................  $  4,018
                                                                             ========

Ratios:
Net loans charged-off as a percentage of average loans outstanding.........      0.14%
Allowance for loan losses as a percentage of period end loans .............      1.03%

The allowance for loan losses account as a percentage of loans, net of unearned income equaled 1.03 percent at the end of the first quarter and 1.01 percent at year-end 2004. The provision for loan losses of $300 exceeded net charge-offs of $141, which resulted in the $159 increase in the allowance for loan losses account. At March 31, 2005, the allowance for loan losses was $4,018 and covered
135.7 percent of nonperforming assets. In comparison, the allowance for loan losses account equaled $3,859 and covered 117.5 percent of nonperforming assets at December 31, 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $141 and $82 for the first three months of 2005 and 2004. As a percentage of average loans outstanding, net charge-offs equaled 0.14 percent and 0.09 percent for the first quarters of 2005 and 2004.

DEPOSITS:

Strong deposit growth experienced in recent years began to subside at the end of 2004. As a result, competition for deposits in our market area started to escalate during the first quarter of 2005. We chose not to aggressively compete for deposits. We also have several significant deposit account relationships with local school districts and municipalities. The balances of these accounts vary cyclically due to timing of tax receipts and disbursements. As a result of these factors, total deposits decreased $5.7 million to $472.8 million at March 31, 2005, from $478.5 million at December 31, 2004. Noninterest-bearing accounts decreased $0.8 million, while interest-bearing accounts fell $4.9 million. The decline in interest-bearing accounts was caused by decreases of $6.2 million in savings accounts, $4.3 million in large denomination time deposits and $2.0 million in money market accounts. Partially offsetting these decreases were increases of $5.2 million in NOW accounts and $2.4 million in time deposits less than $100.

The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 2005 and 2004, are summarized as follows:

DEPOSIT DISTRIBUTION

                                          MARCH 31,          MARCH 31,
                                            2005               2004
                                     -----------------  -----------------
                                     AVERAGE   AVERAGE  AVERAGE   AVERAGE
                                     BALANCE    RATE    BALANCE    RATE
                                     --------  -------  --------  -------
Interest-bearing:
Money market accounts .............  $ 22,011   1.33%   $ 18,735   0.88%
NOW accounts ......................    51,367   1.48      38,165   0.80
Savings accounts ..................   122,484   0.81     126,579   0.72
Time deposits less than $100.......   177,879   3.65     180,694   3.68
Time deposits $100 or more ........    33,603   3.31      29,454   3.28
                                     --------           --------
  Total interest-bearing ..........   407,344   2.37%    393,627   2.29%

Noninterest-bearing................    68,322             58,812
                                     --------           --------
  Total deposits...................  $475,666           $452,439
                                     ========           ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the three months ended March 31, 2005, total deposits averaged $475.6 million, an increase of $23.2 million or 5.2 percent, from $452.4 million for the same three months of last year. Average noninterest-bearing deposits grew $9.5 million or 16.2 percent, while average interest-bearing deposits rose $13.7 million or 3.5 percent when comparing the first quarters of 2005 and 2004. The growth in our interest-bearing accounts was concentrated in NOW accounts and large denomination time deposits which increased $13.2 million and $4.1 million. The shift in monetary policy began to impact our cost of funds which rose 9 basis points to 2.38 percent for the first quarter of 2005 from 2.29 percent one year ago. We anticipate higher funding costs for the remainder of 2005, as the FOMC is expected to continue tightening monetary policy and competitive pressures in our market area escalate.

Volatile deposits, time deposits in denominations of $100 or more, decreased $4.3 million to $30.2 million at March 31, 2005, from $34.5 million at December 31, 2004. The average cost of these deposits for the first three months of 2005 was 3.31 percent, an increase of 3 basis points from 3.28 percent for the same three months of last year.

Maturities of time deposits $100 or more at March 31, 2005, and December 31, 2004, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                        MARCH 31,  DECEMBER 31,
                                                          2005         2004
                                                        ---------  ------------
Within three months...................................  $   6,488  $      7,353
After three months but within six months..............      2,163         4,426
After six months but within twelve months.............      5,909         6,198
After twelve months...................................     15,612        16,515
                                                        ---------  ------------
  Total...............................................  $  30,172  $     34,492
                                                        =========  ============

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

Short-term interest rates, which were at historically low levels for a considerable period, began rising steadily since mid-2004. Due to these recent changes in the interest rate environment, IRR and effectively managing it have become very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should we have material weaknesses in our risk management process or high exposure relative to our capital, bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

INTEREST RATE SENSITIVITY

                                                        DUE AFTER     DUE AFTER
                                                      THREE MONTHS     ONE YEAR
                                        DUE WITHIN     BUT WITHIN     BUT WITHIN   DUE AFTER
MARCH 31, 2005                         THREE MONTHS   TWELVE MONTHS   FIVE YEARS   FIVE YEARS    TOTAL
------------------------------------   ------------   -------------   ----------   ----------   --------
Rate sensitive assets:
Investment securities...............     $ 13,363       $ 28,645       $ 34,979      $32,817    $109,804
Loans held for sale, net............        3,905                                                  3,905
Loans, net of unearned income.......      115,016         64,665        163,438       48,091     391,210
                                         --------       --------       --------      -------    --------
  Total.............................     $132,284       $ 93,310       $198,417      $80,908    $504,919
                                         ========       ========       ========      =======    ========

Rate sensitive liabilities:
Money market accounts...............                    $ 22,112                                $ 22,112
NOW accounts........................                      53,717                                  53,717
Savings accounts....................                                   $121,051                  121,051
Time deposits less than $100........     $ 27,895         46,505         76,534      $27,884     178,818
Time deposits $100 or more..........        6,488          8,072         11,199        4,413      30,172
Short-term borrowings...............        7,800                                                  7,800
                                         --------       --------       --------      -------    --------
  Total.............................     $ 42,183       $130,406       $208,784      $32,297    $413,670
                                         ========       ========       ========      =======    ========

Rate sensitivity gap:
  Period............................     $ 90,101       $(37,096)      $(10,367)     $48,611
  Cumulative........................     $ 90,101       $ 53,005       $ 42,638      $91,249    $ 91,249

RSA/RSL ratio:
  Period............................         3.14           0.72           0.95         2.51
  Cumulative........................         3.14           1.31           1.11         1.22        1.22

At March 31, 2005 and 2004, we had positive, cumulative one-year RSA/RSL ratios of 1.31 and 1.37. As previously mentioned, this indicated that if interest rates increase our earnings would likely be favorably impacted. Given the current rising interest rate environment, ALCO continued to focus on maintaining this advantageous position by monitoring and making certain the gap position between RSA and RSL remained positive. Specifically, we predominantly offer commercial loans with adjustable-rate terms that either reprice immediately or within one year. In addition, we continued to offer promotional rates on our longer-term certificates of deposit in an attempt to extend the average maturities of these types of funds. Should interest rates increase, a greater amount of RSA would reprice upward in the near term and at a faster pace than RSL, thereby positively affecting net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

In comparison to the end of the first quarter of 2004, the decrease in our ratio resulted from a $40.2 million or 21.7 percent increase in RSA offset by a $36.8 million or 27.1 percent increase in RSL maturing or repricing within one year. The higher amount of RSA primarily resulted from increases of $26.1 million in loans, net of unearned income, and $24.0 million in investment securities partially offset by a reduction of $9.7 million in federal funds sold. All major categories of RSL increased. Specifically, NOW accounts, money market accounts and time deposits rose $18.4 million, $3.0 million and $7.6 million. In addition, there were $7.8 million in short-term borrowings outstanding at March 31, 2005.

Our three-month ratio at March 31, 2005, decreased as compared to one year earlier. At the end of the first quarter of 2005 this ratio equaled 3.14 as compared to 4.30 at March 31, 2004. The change in the three-month ratio can be explained by reasons similar to those for the one-year ratio.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2005, produced results that were contrary to those indicated by the one-year static gap position. Specifically, given instantaneous and parallel shifts in general market rates of plus 100 basis points and 200 basis point, net interest income should increase 1.7 percent and 3.3 percent. Conversely, given instantaneous and parallel shifts in general market rates of minus 100 basis points and 200 basis points, net interest income should decrease by 1.6 percent and 6.5 percent. We will continue to monitor our IRR position in 2005 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a favorable IRR position.

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

      -     Payment of lease obligations; and

      -     Payment of operating expenses.

With the exception of $7.8 million in short-term borrowings outstanding with the FHLB-Pgh at March 31, 2005, our contractual obligations did not change significantly from the amounts reported in our Annual Report on Form 10-K for the period ended December 31, 2004. We believe our liquidity position will be adequate to support our contractual obligations as they come due.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after 2005. Our noncore funds at March 31, 2005, consisted of short-term borrowings with the FHLB-Pgh and time deposits in denominations of $100 or more. Time deposits in denominations of $100 or more are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2005, our net noncore funding dependence ratio, the difference between noncore funds and short-investments to long-term assets, was negative 0.9 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled negative 4.3 percent at the end of the first quarter of 2005. Despite having short-term borrowings outstanding, negative ratios indicated that at March 31, 2005, we did not rely on noncore sources to fund our long-term assets.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold. Cash and cash equivalents decreased $0.4 million in the first quarter of 2005. In comparison, cash and cash equivalents decreased $9.7 million in the same period last year. For the three months ended March 31, 2005, operating and investing activities resulted in net cash outflows, while financing activities resulted in a net cash inflow. In comparison to the same three months of 2004, financing and investing activities resulted in net outflows, while operating activities provided us with net cash.

Deposit gathering is our predominant financing activity. Deposit demand began to wane in the first quarter of 2005, which resulted in a $5.7 million decrease in deposits. As a result, short-term borrowings of $7.8 million from the FHLB-Pgh were used as a source of liquidity. Similarly, for the first quarter of 2004, deposits declined $6.1 million. However, we did not need to utilize our borrowing arrangements at the FHLB-Pgh.

Primary investing activities involve transactions related to our investment securities and lending activities. Net proceeds received from repayments of investment securities increased for the three months ended March 31, to $7.9 million in 2005 compared to $3.6 million in 2004, while cash used for lending activities increased to $9.7 million in 2005 from $7.5 million in 2004.

Operating activities used net cash of $0.5 million for the first three months of 2005, compared to provided net cash of $0.7 million for the same period of 2004. Net income, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses, and net changes in current assets, is the primary source of funds from operations. A reduction of $2.0 million in loans held for sale, net was primarily responsible for the change in cash related to operating activities.

CAPITAL ADEQUACY:

Our stockholders' equity equaled $47.7 million or $25.56 per share at March 31, 2005, compared to $47.3 million or $25.38 per share at December 31, 2004. Net income of $1,280 was partially offset by cash dividends declared, net of dividend reinvestment, of $369 and an other comprehensive loss of $537.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

We declared dividends of $429 or $0.23 per share for the quarter ended March 31, 2005. The dividend payout ratio was 33.5 percent and 35.6 percent for the first quarter of 2005 and 2004. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the first quarter of 2005, 1,457 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-weighted assets ratio of 4.0 percent and a total capital to risk-weighted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2005 and 2004. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at March 31, 2005 and 2004, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                          MINIMUM TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                    MINIMUM FOR CAPITAL    PROMPT CORRECTIVE
                                                   ACTUAL            ADEQUACY PURPOSES     ACTION PROVISIONS
                                            ---------------------   -------------------   -------------------
MARCH 31                                      2005        2004       2005        2004       2005       2004
-----------------------------------------   ---------   ---------   --------   ---------  --------   --------
Basis for ratios:
Tier I capital to risk-weighted assets:
  Consolidated...........................   $ 46,072    $ 44,323    $16,212    $14,977
  Community Bank.........................     43,914      42,895     16,196     14,954    $24,294    $22,432
Total capital to risk-weighted assets:
  Consolidated...........................     50,090      47,975     32,423     29,955
  Community Bank.........................     47,932      46,547     32,392     29,909     40,490     37,386
Tier I capital to total average assets
 less intangibles assets:
  Consolidated...........................     46,072      44,323     21,498     20,077
  Community Bank.........................     43,914      42,895    $21,472    $20,046    $26,840    $25,058

Risk-weighted assets:
  Consolidated...........................    394,572     367,259
  Community Bank.........................    394,176     366,683
Risk-weighted off-balance sheet items:
  Consolidated...........................     10,719       7,175
  Community Bank.........................     10,719       7,175
Average assets for Leverage ratio:
  Consolidated...........................    537,439     501,917
  Community Bank.........................   $536,806    $501,154

Ratios:
Tier I capital as a percentage of risk-
 weighted assets and off-balance sheet
 items:
  Consolidated...........................       11.4%       11.8%       4.0%       4.0%
  Community Bank.........................       10.8        11.5        4.0        4.0        6.0%       6.0%
Total of Tier I and Tier II capital as a
 percentage of risk-weighted assets and
 off-balance sheet items:
  Consolidated...........................       12.4        12.8        8.0        8.0
  Community Bank.........................       11.8        12.5        8.0        8.0       10.0       10.0
Tier I capital as a percentage of total
 average assets less intangibles assets:
  Consolidated...........................        8.6         8.8        4.0        4.0
  Community Bank.........................        8.2%        8.6%       4.0%       4.0%       5.0%       5.0%

We and Community Bank have consistently maintain regulatory capital ratios well above the minimum levels of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent. Based on the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at March 31, 2005. There are no conditions or events since this notification that we believe have changed Community Bank's category.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the first quarter improved $100 or 8.5 percent to $1,280 or $0.69 per share in 2005 from $1,180 or $0.62 per share in 2004. Strong earning asset growth contributed to higher net interest income, while new product offerings implemented in the first quarter factored into increased fee income. We also entered into an asset purchase and revenue sharing agreement with a third party regarding our merchant services portfolio. As a result, we recorded an initial gain of $125 upon the sale, which is included in noninterest income. Return on average assets and return on average equity for the quarter ended March 31, 2005, equaled 0.96 percent and 10.82 percent, compared to 0.94 percent and 10.03 percent for the same quarter of 2004.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                                                          MARCH 31,
                                                                        2005 VS. 2004
                                                                  ------------------------
                                                                     INCREASE (DECREASE)
                                                                       ATTRIBUTABLE TO
                                                                  ------------------------
                                                                  TOTAL
                                                                  CHANGE    RATE    VOLUME
                                                                  ------   ------   ------
INTEREST INCOME:
Loans:
  Taxable......................................................    $200    $ (99)   $ 299
  Tax-exempt...................................................     189       39      150
Investments:
  Taxable......................................................      18      (72)      90
  Tax-exempt...................................................      (4)      12      (16)
Federal funds sold.............................................     (16)      14      (30)
                                                                   ----    -----    -----
    Total interest income......................................     387     (106)     493
                                                                   ----    -----    -----

INTEREST EXPENSE:
Money market accounts..........................................      31       23        8
NOW accounts...................................................     111       79       32
Savings accounts...............................................      18       25       (7)
Time deposits less than $100...................................     (52)     (26)     (26)
Time deposits $100 or more.....................................      34                34
Short-term borrowings..........................................      79        1       78
                                                                   ----    -----    -----
    Total interest expense.....................................     221      102      119
                                                                   ----    -----    -----
    Net interest income........................................    $166    $(208)   $ 374
                                                                   ====    =====    =====

Tax-equivalent net interest income for the first quarter improved $166 or 3.7 percent to $4,685 in 2005 from $4,519 in 2004. Growth in earning assets over that of interest-bearing liabilities more than offset the effects of a negative rate variance.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the three months ended March 31, 2005, average earning assets grew $37.3 million or 7.9 percent to $511.8 million, compared to $474.5 million for the same three months of 2004, while average interest-bearing liabilities rose $25.9 million to $419.5 million from $393.6 million. This resulted in a positive volume variance of $374. Earning asset growth added $493 to tax-equivalent interest revenue, while growth in interest-bearing liabilities caused an increase in interest expense of $119. An increase of $32.3 million in average loans was primarily responsible for the growth in earning assets and positively impacted tax-equivalent net interest income by $449 or 91.1 percent of the added interest revenue. With regard to interest-bearing liabilities, a $12.2 million increase in short-term borrowings added $78 to interest expense. Also affecting interest expense due to changes in volume were increases of $13.2 million in NOW accounts, $4.1 million time deposits $100 or more and $3.3 million in money market accounts. Partially offsetting these higher volumes were reductions of $4.1 million in savings accounts and $2.8 million time deposits less than $100.

For the first quarter, the tax-equivalent yield on earning assets declined 7 basis points from 5.73 percent in 2004 to 5.66 percent in 2005 and negatively impacted interest revenue by $106. However, funding costs, which have also declined in recent periods, began reacting to the shift in monetary policy and escalating competitive pressures. As a result, the cost of funds increased 9 basis points to 2.38 percent in 2005 from 2.29 percent in 2004. This resulted in a $102 increase in interest expense. Specifically, the average rate paid for NOW and money market accounts rose 68 basis points and 45 basis points, which resulted in additional interest expense of $79 and $23. Overall, tax-equivalent net interest income decreased $208 due to changes in interest rates.

Maintenance of an adequate net interest margin is one of our primary concerns. Loan and investment yields trended downward in comparison to the previous year. However, deposit costs started to react to competitive pressures within are market area. As a result our net interest margin contracted 12 basis points to
3.71 percent for the three months ended March 31, 2005, from 3.83 percent for the same three months of 2004. Despite the decline, net interest margins appear to be stabilizing, as evidenced by a 5 basis point improvement from 3.66 percent for the fourth quarter of 2004. Interest rates are expected to continue to increase through the remainder of 2005. Should this occur, competition in our market area could intensify and put further pressure on interest rates. No assurance can be given that net interest income will not be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended March 31, 2005 and 2004, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the prevailing statutory tax rate of
34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                         MARCH 31, 2005                  MARCH 31, 2004
                                                 ------------------------------   ------------------------------
                                                            INTEREST    AVERAGE              INTEREST   AVERAGE
                                                  AVERAGE    INCOME/   INTEREST    AVERAGE    INCOME/   INTEREST
                                                  BALANCE    EXPENSE     RATE      BALANCE    EXPENSE     RATE
                                                 --------   --------   --------   --------   --------   --------
ASSETS:
Earning assets:
Loans:
  Taxable.....................................   $358,544    $5,489      6.21%    $339,100    $5,289      6.27%
  Tax-exempt..................................     41,828       500      4.85       29,008       311      4.31
Investments:
  Taxable.....................................     80,009       563      2.85       67,907       545      3.23
  Tax-exempt..................................     31,389       592      7.65       32,030       596      7.48
Federal funds sold............................         57                2.62        6,463        16      1.00
                                                 --------    ------               --------    ------
    Total earning assets......................    511,827     7,144      5.66%     474,508     6,757      5.73%
Less: allowance for loan losses...............      3,903                            3,671
Other assets..................................     30,138                           31,975
                                                 --------                         --------
    Total assets..............................   $538,062                         $502,812
                                                 ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts.........................   $ 22,011        72      1.33%    $ 18,735        41      0.88%
NOW accounts..................................     51,367       187      1.48       38,165        76      0.80
Savings accounts..............................    122,484       244      0.81      126,579       226      0.72
Time deposits less than $100..................    177,879     1,603      3.65      180,694     1,655      3.68
Time deposits $100 or more....................     33,603       274      3.31       29,454       240      3.28
Short-term borrowings.........................     12,234        79      2.62            1                1.30
                                                 --------    ------               --------    ------
    Total interest-bearing liabilities........    419,578     2,459      2.38%     393,628     2,238      2.29%
Noninterest-bearing deposits..................     68,322                           58,812
Other liabilities.............................      2,192                            3,038
Stockholders' equity..........................     47,970                           47,334
                                                 --------                         --------
    Total liabilities and stockholders' equity   $538,062                         $502,812
                                                 ========    ------               ========    ------
    Net interest/income spread................               $4,685      3.28%                $4,519      3.44%
                                                             ======                           ======
    Net interest margin.......................                           3.71%                            3.83%

Tax equivalent adjustments:
Loans.........................................               $  170                           $  106
Investments...................................                  201                              203
                                                             ------                           ------
    Total adjustments.........................               $  371                           $  309
                                                             ======                           ======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $2,452 and $3,498 for the first quarter of 2005 and 2004 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PROVISION FOR LOAN LOSSES:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. The provision for loan losses totaled $300 for the three months ended March 31, 2005, compared to $150 for the same period of 2004. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio.

NONINTEREST INCOME:

Noninterest income for the first quarter improved $196 or 21.3 percent to $1,118 in 2005, compared to $922 in 2004. As previously mentioned, included in noninterest income in 2005 was an initial gain of $125 on the sale of the merchant services portfolio in an asset purchase and revenue sharing agreement with a third party. In addition, to this gain we will also receive on-going referral fees and residual payments on net revenue for each merchant contract.

Service charges, fees and commissions increased $111 or 15.3 percent to $837 for the three months ended March 31, 2005, from $726 for the same period of 2004. During the first quarter of 2005, we introduced new overdraft protection alternatives to our customers. These new alternatives include an automatic transfer from a savings account for a daily fee and the implementation of an automated overdraft privilege program for certain individual and sole proprietor customers.

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

Noninterest expense for the first quarter was $3,620 in 2005 and $3,627 in 2004. The slight decline resulted from decreases in net occupancy and equipment expense and other expenses, which were almost entirely offset by an increase in salaries and employee benefits expense. Our productivity improved as evidenced by decreases in both the operating efficiency and overhead ratios, two industry ratios used to measure productivity. The operating efficiency ratio, noninterest expenses divided by net interest income and noninterest income, improved to 66.6 percent for the first quarter of 2005 compared to 70.7 percent for the same quarter last year. Similarly, the overhead ratio, noninterest expense as a percentage of total average assets, improved to 2.7 percent from 2.9 percent for the three months ended March 31, 2005 and 2004.

Major components of noninterest expense for the quarters ended March 31, 2005 and 2004, are summarized as follows:

NONINTEREST EXPENSES

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                      2005        2004
                                                                     ------      ------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes........................................   $1,456      $1,395
Employee benefits.................................................      339         331
                                                                     ------      ------
  Salaries and employee benefits expense..........................    1,795       1,726
                                                                     ------      ------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense.............................................      333         318
Equipment expense.................................................      305         346
                                                                     ------      ------
  Net occupancy and equipment expense.............................      638         664
                                                                     ------      ------

OTHER EXPENSES:
Marketing expense.................................................      144         134
Other taxes.......................................................      122          98
Stationery and supplies...........................................       88          80
Contractual services..............................................      452         396
Insurance including FDIC assessment...............................       69          57
Other.............................................................      312         472
                                                                     ------      ------
   Other expenses.................................................    1,187       1,237
                                                                     ------      ------
      Total noninterest expense...................................   $3,620      $3,627
                                                                     ======      ======

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Salaries and employee benefits expense comprise the majority of our noninterest expense. Employee related expenses rose $69 or 4.0 percent to $1,795 for the three months ended March 31, 2005, from $1,726 for the same period of the previous year. A reduction in the volume of loans originated in the first quarter led to the increase, as payroll-related costs deferred in conjunction with loan originations declined 34.4 percent.

Net occupancy and equipment expenses totaled $638 for the first quarter of 2005, a decrease of $26 or 3.9 percent compared to $664 for first quarter of 2003. Lower amounts of equipment and software depreciation were partially offset by higher maintenance costs for snowplowing caused by harsh winter weather conditions.

For the first three months of 2005, other expenses decreased $50 or 4.0 percent to $1,187 compared to $1,237 for the same three months of last year.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the bank's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Recently, the FDIC decided to retain the existing BIF assessment schedules of $0.00 per 100 dollars of deposits for banks classified in the highest capital and supervisory evaluation category and $0.27 per 100 dollars of deposits for banks classified in the lowest category. We were classified in the highest capital and supervisory evaluation category at March 31, 2005, and will be exempt from paying a BIF assessment in the second quarter of 2005.

There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation ("FICO") funding. The FDIC established the annual FICO assessment rates effective for the first quarter of 2005 at $0.0144 per 100 dollars of BIF-assessable deposits. Our FICO assessments were $17 and $18 for the first quarters of 2005 and 2004.

INCOME TAXES:

Income tax expense increased $57 or 32.6 percent to $232 for the three months ended March 31, 2005, from $175 for the same three months of last year. For the first quarter, our effective tax rate increased to 15.3 percent in 2005 from
12.9 percent in 2004. During the first quarter of 2004 we recognized $105 of a one-time Federal Historic Tax Credit of $418 for 2004. We did not recognize any tax credits in 2005. Partially mitigating

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

the increase in tax burden was a $123 or 20.6 percent increase in tax-exempt income. Tax-exempt interest income as a percentage of total interest income increased to 10.6 percent for the first three months of 2005 from 9.3 percent for the same three months of 2004.

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

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

As of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the, "Exchange Act"). Based upon that evaluation, the CEO and CFO concluded that as of the period covered by this Quarterly Report on Form 10-Q, we maintained effective disclosure controls and procedures.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

COMM BANCORP, INC.
OTHER INFORMATION

PART  II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS
             NONE

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information with respect to purchases made by or on behalf of us or any "affiliated purchaser," as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended March 31, 2005:

                                                                               TOTAL NUMBER OF       MAXIMUM NUMBER
                                                 TOTAL NUMBER     AVERAGE     SHARES PURCHASED     OF SHARES THAT MAY
                                                  OF SHARES     PRICE PAID   AS PART OF PUBLICLY    YET BE PURCHASED
MONTH ENDING                                      PURCHASED      PER SHARE    ANNOUNCED PROGRAMS   UNDER THE PROGRAMS
----------------------------------------------   ------------   ----------   -------------------   ------------------
January 31, 2005..............................                                                          67,808
February 28, 2005.............................                                                          67,808
March 31, 2005................................                                                          67,808
                                                    ------        ------           ------
  Total.......................................           0             0                0
                                                    ======        ======           ======

ITEM  3. DEFAULTS UPON SENIOR SECURITIES
             NONE

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             NONE

ITEM  5. OTHER INFORMATION
             NONE

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               10(i) Severance Compensation Agreement between Comm Bancorp, Inc, and its subsidiary, Community Bank & Trust Co., and Timothy P. O'Brien.

               10(ii) Severance Compensation Agreement between Comm Bancorp,
                      Inc. and its subsidiary, Community Bank & Trust Co., and James E. Jackson.

               31(i) CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31(ii) CFO certification pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.

               32(i) CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32(ii) CEO certification pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.

COMM BANCORP, INC.
OTHER INFORMATION (CONTINUED)

         (b) Reports on Form 8-K On January 22, 2005, we filed a current report on Form 8-K, to disclose our results of operations for the three months and year ended December 31, 2004 under Item 2.02.

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                           Registrant, Comm Bancorp, Inc.

Date: May 12, 2005                         /s/ William F. Farber, Sr.
                                           -------------------------------------
                                           President and Chief Executive Officer
                                           Chairman of the Board/Director
                                           (Principal Executive Officer)

Date: May 12, 2005                         /s/ Scott A. Seasock
                                           -------------------------------------
                                           Scott A. Seasock
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date: May 12, 2005                         /s/ Stephanie A. Ganz
                                           -------------------------------------
                                           Stephanie A. Ganz, CPA
                                           Vice President of Finance
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER   DESCRIPTION                                                      PAGE
-----------   -----------                                                      ----
   10(i)      Severance Compensation Agreement between Comm Bancorp, Inc. and its subsidiary, Community Bank & Trust Co., and Timothy P.
              O'Brien.                                                          45

   10(ii) Severance Compensation Agreement between Comm Bancorp, Inc. and its subsidiary, Community Bank & Trust Co., and James E. Jackson. 53

   31(i)      CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002                                                       61

   31(ii)     CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002                                                       63

   32(i)      CEO Certification Pursuant to Section 906 Of the Sarbanes-Oxley
              Act of 2002                                                       65

   32(ii)     CFO Certification Pursuant to Section 906 Of the Sarbanes-Oxley
              Act of 2002                                                       66