Form 10-Q
period 2005-06-30
COMM BANCORP INC
filed 2005-08-12
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,861,870 at July 31, 2005.


                                  Page 1 of 54
                            Exhibit Index on Page 48

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                  JUNE 30, 2005

                                      INDEX

CONTENTS                                                                PAGE NO.
--------                                                                --------
PART I.  FINANCIAL INFORMATION:

   Item 1: Financial Statements. ....................................

      Consolidated Statements of Income and Comprehensive Income
         for the Three Months and Six Months Ended June 30,
         2005 and 2004 ..............................................       3
      Consolidated Balance Sheets - June 30, 2005 and
         December 31, 2004 ..........................................       4
      Consolidated Statement of Changes in Stockholders' Equity
         for the Six Months Ended June 30, 2005 .....................       5
      Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2005 and 2004 ...............................       6
      Notes to Consolidated Financial Statements ....................       7

   Item 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...................       8

   Item 3: Quantitative and Qualitative Disclosures About Market
              Risk ..................................................       *

   Item 4: Controls and Procedures ..................................      43

PART II. OTHER INFORMATION:

   Item 1: Legal Proceedings ........................................      44

   Item 2: Changes in Securities and Use of Proceeds and Issuer
              Purchases of Equity Securities ........................      44

   Item 3: Defaults Upon Senior Securities ..........................      44

   Item 4: Submission of Matters to a Vote of Security Holders ......      45

   Item 5: Other Information ........................................      45

   Item 6: Exhibits and Reports on Form 8-K .........................      46

   Signatures .......................................................      47
   Exhibit Index ....................................................      48

*    Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                        JUNE 30,                  JUNE 30,
                                                                                -----------------------   -----------------------
                                                                                   2005         2004         2005         2004
                                                                                ----------   ----------   ----------   ----------
INTEREST INCOME:
Interest and fees on loans:
   Taxable ..................................................................   $    5,566   $    5,431   $   11,055   $   10,720
   Tax-exempt ...............................................................          347          208          677          413
Interest and dividends on investment securities available-for-sale:
   Taxable ..................................................................          475          499        1,030        1,034
   Tax-exempt ...............................................................          381          395          772          788
   Dividends ................................................................           14           11           22           21
Interest on federal funds sold ..............................................           14           22           14           38
                                                                                ----------   ----------   ----------   ----------
   Total interest income ....................................................        6,797        6,566       13,570       13,014
                                                                                ----------   ----------   ----------   ----------
INTEREST EXPENSE:
Interest on deposits ........................................................        2,363        2,240        4,743        4,478
Interest on short-term borrowings ...........................................           27                       106
                                                                                ----------   ----------   ----------   ----------
   Total interest expense ...................................................        2,390        2,240        4,849        4,478
                                                                                ----------   ----------   ----------   ----------
   Net interest income ......................................................        4,407        4,326        8,721        8,536
Provision for loan losses ...................................................          158          150          458          300
                                                                                ----------   ----------   ----------   ----------
   Net interest income after provision for loan losses ......................        4,249        4,176        8,263        8,236
                                                                                ----------   ----------   ----------   ----------
NONINTEREST INCOME:
Service charges, fees and commissions .......................................          828          752        1,665        1,478
Net gains on sale of loans ..................................................          122          128          278          324
Net gains on sale of merchant services ......................................          110                       235
                                                                                ----------   ----------   ----------   ----------
   Total noninterest income .................................................        1,060          880        2,178        1,802
                                                                                ----------   ----------   ----------   ----------
NONINTEREST EXPENSE:
Salaries and employee benefits expense ......................................        1,843        1,754        3,638        3,480
Net occupancy and equipment expense .........................................          584          599        1,222        1,263
Other expenses ..............................................................        1,373        1,242        2,560        2,479
                                                                                ----------   ----------   ----------   ----------
   Total noninterest expense ................................................        3,800        3,595        7,420        7,222
                                                                                ----------   ----------   ----------   ----------
Income before income taxes ..................................................        1,509        1,461        3,021        2,816
Provision for income tax expense ............................................          289          206          521          381
                                                                                ----------   ----------   ----------   ----------
   Net income ...............................................................        1,220        1,255        2,500        2,435
                                                                                ----------   ----------   ----------   ----------
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale .......          889       (1,991)          76       (1,441)
Income tax expense (benefit) related to other comprehensive income (loss) ...          302         (677)          26         (490)
                                                                                ----------   ----------   ----------   ----------
   Other comprehensive income (loss), net of income taxes ...................          587       (1,314)          50         (951)
                                                                                ----------   ----------   ----------   ----------
   Comprehensive income (loss) ..............................................   $    1,807   $      (59)  $    2,550   $    1,484
                                                                                ==========   ==========   ==========   ==========
PER SHARE DATA:
Net income ..................................................................   $     0.65   $     0.66   $     1.34   $     1.28
Cash dividends declared .....................................................   $     0.23   $     0.22   $     0.46   $     0.44
Average common shares outstanding ...........................................    1,863,478    1,900,321    1,864,656    1,903,947

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               JUNE 30,   DECEMBER 31,
                                                                                 2005         2004
                                                                               --------   ------------
ASSETS:
Cash and due from banks ...................................................    $ 16,400     $ 11,802
Federal funds sold ........................................................      13,000          900
Investment securities available-for-sale ..................................      97,336      118,756
Loans held for sale, net ..................................................       3,263        1,917
Loans, net of unearned income .............................................     389,274      381,723
   Less: allowance for loan losses ........................................       4,037        3,859
                                                                               --------     --------
Net loans .................................................................     385,237      377,864
Premises and equipment, net ...............................................      11,339       11,628
Accrued interest receivable ...............................................       2,322        2,319
Other assets ..............................................................       3,441        3,136
                                                                               --------     --------
      Total assets ........................................................    $532,338     $528,322
                                                                               ========     ========

LIABILITIES:
Deposits:
   Noninterest-bearing ....................................................    $ 73,397     $ 67,714
   Interest-bearing .......................................................     407,605      410,770
                                                                               --------     --------
      Total deposits ......................................................     481,002      478,484
Accrued interest payable ..................................................       1,038        1,075
Other liabilities .........................................................       1,396        1,445
                                                                               --------     --------
      Total liabilities ...................................................     483,436      481,004
                                                                               --------     --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
   June 30, 2005, 1,861,719 shares; December 31, 2004, 1,864,391 shares ...         614          615
Capital surplus ...........................................................       6,780        6,675
Retained earnings .........................................................      39,924       38,494
Accumulated other comprehensive income ....................................       1,584        1,534
                                                                               --------     --------
      Total stockholders' equity ..........................................      48,902       47,318
                                                                               --------     --------
      Total liabilities and stockholders' equity ..........................    $532,338     $528,322
                                                                               ========     ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       ACCUMULATED
                                                                                          OTHER           TOTAL
                                                        COMMON   CAPITAL   RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                                         STOCK   SURPLUS   EARNINGS      INCOME           EQUITY
                                                        ------   -------   --------   -------------   -------------
BALANCE, DECEMBER 31, 2004 ..........................    $615     $6,675    $38,494       $1,534         $47,318
Net income ..........................................                         2,500                        2,500
Dividends declared: $0.46 per share .................                          (857)                        (857)
Dividend reinvestment plan: 2,972 shares issued .....       1        122                                     123
Repurchase and retirement: 5,644 shares .............      (2)       (17)      (213)                        (232)
Net change in other comprehensive income ............                                         50              50
                                                         ----     ------    -------       ------         -------
BALANCE, JUNE 30, 2005 ..............................    $614     $6,780    $39,924       $1,584         $48,902
                                                         ====     ======    =======       ======         =======

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SIX MONTHS ENDED JUNE 30,                                                        2005      2004
-------------------------                                                      -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................   $ 2,500   $  2,435
Adjustments:
   Provision for loan losses ...............................................       458        300
   Depreciation, amortization and accretion ................................     1,082      1,230
   Amortization of net loan costs (fees) ...................................        70        (29)
   Deferred income tax benefit .............................................      (180)       (76)
   Losses (gains) on the sale of foreclosed assets .........................       (57)         2
   Changes in:
      Loans held for sale, net .............................................    (1,346)       773
      Accrued interest receivable ..........................................        (3)        91
      Other assets .........................................................      (451)      (208)
      Accrued interest payable .............................................       (37)       (63)
      Other liabilities ....................................................       (80)       237
                                                                               -------   --------
         Net cash provided by operating activities .........................     1,956      4,692
                                                                               -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of investment securities available-for-sale .......    23,666      8,331
Purchases of investment securities available-for-sale ......................    (2,601)    (4,620)
Proceeds from sale of foreclosed assets ....................................       326        140
Net increase in lending activities .........................................    (7,992)   (19,531)
Purchases of premises and equipment ........................................      (227)      (232)
                                                                               -------   --------
         Net cash provided by (used in) investing activities ...............    13,172    (15,912)
                                                                               -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
   Money market, NOW, savings and noninterest-bearing accounts .............     6,443     11,226
   Time deposits ...........................................................    (3,925)    (2,997)
Proceeds from issuance of common shares ....................................       123        127
Repurchase and retirement of common shares .................................      (232)      (873)
Cash dividends paid ........................................................      (839)      (839)
                                                                               -------   --------
         Net cash provided by financing activities .........................     1,570      6,644
                                                                               -------   --------
         Net increase (decrease) in cash and cash equivalents ..............    16,698     (4,576)
         Cash and cash equivalents at beginning of year ....................    12,702     28,599
                                                                               -------   --------
         Cash and cash equivalents at end of period ........................   $29,400   $ 24,023
                                                                               =======   ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest ................................................................   $ 4,886   $  4,541
   Income taxes ............................................................       967        128
Noncash items:
   Transfer of loans to foreclosed assets ..................................        91         91
   Unrealized losses (gains) on investment securities available-for-sale ...   $   (50)  $    951

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

2.   ACCOUNTING CHANGES AND ERROR CORRECTIONS:

On June 1, 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. The requirements of this Statement improve financial reporting by enhancing the consistency of financial information between periods. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement on January 1, 2006, is not expected to have a material effect on the operating results or financial position of the Company.

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

OPERATING ENVIRONMENT:

According to the Federal Open Market Committee ("FOMC"), the United States economy continued to grow at a respectable pace during the second quarter of 2005. The gross domestic product, the value of all goods and services produced in the United States, grew at an annual pace of 3.4 percent in the second quarter of 2005, after growing 3.8 percent in the first quarter.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Both personal and business spending increased at solid rates of 3.3 percent and
9.0 percent. In addition, despite rising energy prices, consumer confidence rebounded at the end of the second quarter amidst improved economic and employment conditions. Core consumer prices, excluding food and energy, rose at a contained annual rate of 2.0 percent in June 2005. However, the FOMC has indicated that inflationary pressures remained elevated. Given the continued economic growth and pressure on consumer prices, the FOMC at each of its meetings on May 3, 2005 and June 29, 2005, increased the target for the federal funds rate 25 basis points. The target rate for federal funds stood at 3.25 percent at June 30, 2005. Subsequent to the end of the second quarter, the FOMC at its meeting on August 9, 2005, raised the target rate another 25 basis points to 3.50 percent.

REVIEW OF FINANCIAL POSITION:

At June 30, 2005, total assets were $532.3 million, an increase of $4.0 million from $528.3 million at December 31, 2004. We experienced only moderate loan and deposit growth from year-end. Loans, net of unearned income, grew $7.6 million to $389.3 million at the close of the second quarter from $381.7 million at the end of 2004. Total deposits increased $2.5 million to $481.0 million at June 30, 2005, from $478.5 million at the end of last year. Noninterest-bearing deposits rose $5.7 million. However, due to intense competition for deposits within our market area, interest-bearing deposits declined $3.2 million. Investment securities declined $21.5 million. At the close of the second quarter, we had $13.0 million in federal funds sold outstanding as compared to $0.9 million at year-end 2004. Stockholders' equity improved to $48.9 million at June 30, 2005, from $47.3 million at December 31, 2004.

In comparison to the end of the first quarter of 2005, total assets grew $2.1 million. Deposits, which declined $5.7 million in the first quarter, grew $8.2 million from $472.8 million at March 31, 2005. Loans, net of unearned income, decreased $1.9 million, and investment securities decreased $12.5 million. Excess funds from deposit growth and repayments of investment securities was used to repay $7.8 million in short-term borrowings outstanding at the end of the first quarter.

INVESTMENT PORTFOLIO:

Since mid-2004, the FOMC has been gradually increasing short-term interest rates in measured 25 basis point increments. From year-end 2004, the federal funds target rate moved up 100 basis points from 2.25 percent to 3.25 percent at June 30, 2005. The increase in the federal funds rate resulted in a similar increase in short-term U.S. Treasury rates. However, uncharacteristically, intermediate-term and long-term U.S. Treasury rates

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

fell, which caused a flattening in the yield curve. Changes in the yields of U.S. Treasuries impact the market value of our investment portfolio. Specifically, the parts of the yield curve most closely related to our investments include the two-year and ten-year U.S. Treasuries, which affect the values of U.S. Government-sponsored agency securities, mortgage-backed securities, including CMOs, and other short-term investments, and state and municipal obligations. The yield on the two-year U.S. Treasury, which closed 2004 at 3.08 percent, rose 58 basis points to 3.66 percent at June 30, 2005. Conversely, the yield on the ten-year U.S. Treasury fell 30 basis points to 3.94 percent at the close of the second quarter of 2005 from 4.24 percent at December 31, 2004. The market value appreciation of state and municipal obligations caused by the yield reduction in the ten year U.S. Treasury more than offset the market value depreciation of short-term investments caused by the increase in the two year U.S. Treasury. As a result, the unrealized holding gain on the investment portfolio, rose $76 to $2,400 at June 30, 2005, from $2,324 at December 31, 2004.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 2005, and December 31, 2004, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE

                                      JUNE 30,          DECEMBER 31,
                                        2005                2004
                                 -----------------   -----------------
                                  AMOUNT       %      AMOUNT       %
                                 --------   ------   --------   ------
U.S. Government agencies .....    $29,999    30.82%  $ 44,645    37.59%
State and municipals:
   Taxable ...................     15,126    15.54     16,898    14.23
   Tax-exempt ................     34,804    35.76     34,605    29.14
Mortgage-backed securities ...     16,101    16.54     21,281    17.92
Equity securities:
   Restricted ................      1,141     1.17      1,153     0.97
   Other .....................        165     0.17        174     0.15
                                  -------   ------   --------   ------
      Total ..................    $97,336   100.00%  $118,756   100.00%
                                  =======   ======   ========   ======

Our investment portfolio played a less prominent role in our earning asset mix. Available-for-sale investment securities totaled $97.3 million at June 30, 2005, a decrease of $21.5 million from $118.8 million at December 31, 2005. Maturities of U.S. Government agencies and repayments from mortgage-backed securities were utilized to repay short-term borrowings and purchase federal funds sold, as loan demand moderated during the first half of the year.

For the six months ended June 30, the investment portfolio averaged $106.3 million in 2005, compared to $98.7 million last year. The tax-equivalent yield on the investment portfolio decreased 37 basis points to 4.21 percent

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

for the six months ended June 30, 2005, from 4.58 percent for the same six months of 2004. For the second quarter, the tax-equivalent yield improved 3 basis points to 4.23 percent compared to 4.20 percent in the first quarter.

In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. For the 12 months ended June 30, 2005, total return on the investment portfolio improved to 4.4 percent, compared to 2.2 percent for the 12 months ended March 31, 2005.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at June 30, 2005, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                      AFTER ONE         AFTER FIVE
                                      WITHIN          BUT WITHIN        BUT WITHIN          AFTER
                                     ONE YEAR         FIVE YEARS        TEN YEARS         TEN YEARS           TOTAL
                                 ---------------   ---------------   ---------------   ---------------   ---------------
JUNE 30, 2005                     AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD
-------------                    -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
Amortized cost:
U.S. Government agencies......   $25,152    3.06%  $ 5,035    2.69%                                      $30,187    3.00%
State and municipals:
   Taxable....................     2,561    1.98    12,929    2.67                                        15,490    2.56
   Tax-exempt.................       447    2.59     3,991    6.48   $ 9,298    7.94%  $18,342    7.53%   32,078    7.45
Mortgage-backed securities....     5,846    5.60     9,925    5.37       224    6.49         7    6.62    16,002    5.47
Equity securities:
   Restricted.................                                                           1,141    3.46     1,141    3.46
   Other......................                                                              38   13.31        38   13.31
                                 -------           -------           -------           -------           -------
      Total...................   $34,006    3.41%  $31,880    3.99%  $ 9,522    7.91%  $19,528    7.30%  $94,936    4.86%
                                 =======           =======           =======           =======           =======
Fair value:
U.S. Government agencies......   $25,027           $ 4,972                                               $29,999
State and municipals:
   Taxable....................     2,545            12,581                                                15,126
   Tax-exempt.................       443             4,218           $10,012           $20,131            34,804
Mortgage-backed securities....     5,875             9,989               230                 7            16,101
Equity securities:
   Restricted.................                                                           1,141             1,141
   Other......................                                                             165               165
                                 -------           -------           -------           -------           -------
      Total...................   $33,890           $31,760           $10,242           $21,444           $97,336
                                 =======           =======           =======           =======           =======

LOAN PORTFOLIO:

Similar to longer-term U.S. Treasury rates, the increase in short-term interest rates had no effect on mortgage rates. The rate on a 30-year conventional mortgage, which rose 18 basis points in the first quarter to 5.93 percent at March 31, 2005, from 5.75 percent at year-end 2004, fell 35 basis points to 5.58 percent at the close of the second quarter. Due to the favorable mortgage rates, both new and existing homes sales posted record highs in June 2005. In addition, the median home price for all housing types appreciated 14.7 percent from a year ago, the strongest increase since November of 1980. With a continuation of demand in the housing market, activity in our secondary mortgage department continued to be strong during the first half of 2005. Residential mortgage loans serviced for the Federal National Mortgage Association ("FNMA") grew $5.8 million or at an annualized rate of 12.0 percent to $103.6 million at June 30, 2005, from $97.8 million at year-end 2004. In comparison to the first half of 2004, residential mortgages serviced for the FNMA grew at an annual pace of 8.9 percent. For the three months and six months ended June 30, 2005, residential mortgages sold to the FNMA totaled $6.2 million and $11.6 million, compared to $6.2 million and $12.9 million for the same periods last year. Net gains realized on the sale of residential mortgages totaled $122 for the second quarter and $278 year-to-date 2005, compared to $128 and $324 for the same periods of 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Rising confidence in the economy among corporate executives led to a 9.0 percent increase in business spending in the second quarter of 2005. Spending for equipment and software rose 11.0 percent, while structural investment increased 3.1 percent. According to the April 2005 Senior Loan Officer Opinion Survey issued by the Federal Reserve, banks indicated that they experienced an increase in demand for commercial and industrial loans, as well as commercial mortgages. However, banks reported an easing of lending standards in response to elevated competition among institutions, as well. As a result, commercial and industrial loans at all commercial banks increased at an annual rate of 12.8 percent in the second quarter of 2005. Contrary to the banking industry, our commercial loans, including commercial mortgages and lease financing, decreased $3.3 million to $266.2 million at June 30, 2005, from $269.5 million at the end of the first quarter. The decrease was due to a decline in the demand for commercial mortgages, coupled with a decrease in the outstanding balance of tax-exempt loans to local municipalities. On the other hand, taxable commercial loans increased $8.9 million or 9.5 percent in the second quarter.

Consumer spending was also robust, increasing 3.3 percent in the second quarter of 2005. Spending on durable goods rose 8.3 percent, while nondurable goods rose
3.3 percent. Despite the increase in spending the banking industry experienced a decline in demand for consumer loans. Consumer loans at all commercial banks decreased at an annual rate of just under 1.0 percent during the second quarter of 2005. Conversely, our consumer loans rose $0.7 million or at an annual rate of 10.2 percent to $28.3 million at June 30, 2005, from $27.6 million at the close of the first quarter. In addition, residential mortgage loans increased $668 or at an annual rate of 2.8 percent.

For the six months ended June 30, 2005, loans averaged $398.5 million, an increase of $27.2 million or 7.3 percent compared to $371.3 million for the same period of 2004. Loan yields, which have declined significantly over the past two years, appear to be not only stabilizing but beginning to rise. The tax-equivalent yield on the loan portfolio declined only 3 basis points to 6.11 percent for the first six months of 2005, from 6.14 percent for the same six months of last year. Despite the slight decline in the year-to-date yield, the tax-equivalent yield on the loan portfolio increased 9 basis points in the second quarter of 2005 in comparison to the previous quarter. Given the FOMC's continued tightening of monetary policy, we anticipate that loan yields will rise over the remainder of 2005 as variable rate loans tied to prime reprice at a higher rate.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The composition of the loan portfolio at June 30, 2005, and December 31, 2004, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                           JUNE 30,           DECEMBER 31,
                                             2005                 2004
                                       -----------------   -----------------
                                        AMOUNT       %      AMOUNT       %
                                       --------   ------   --------   ------
Commercial, financial and others ...   $132,236    33.97%  $114,341    29.95%
Real estate:
   Construction ....................      5,457     1.40      6,704     1.76
   Mortgage ........................    221,342    56.86    230,555    60.40
Consumer, net ......................     28,307     7.27     27,893     7.31
Lease financing, net ...............      1,932     0.50      2,230     0.58
                                       --------   ------   --------   ------
   Loans, net of unearned income ...    389,274   100.00%   381,723   100.00%
                                                  ======              ======
Less: allowance for loan losses ....      4,037               3,859
                                       --------            --------
      Net loans ....................   $385,237            $377,864
                                       ========            ========

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price our loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans. Approximately 46.5 percent of the lending portfolio is expected to reprice within the next 12 months.

The maturity and repricing information of the loan portfolio by major classification at June 30, 2005, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                         AFTER ONE
                                              WITHIN    BUT WITHIN     AFTER
JUNE 30, 2005                                ONE YEAR   FIVE YEARS   FIVE YEARS     TOTAL
-------------                                --------   ----------   ----------   --------
Maturity schedule:
Commercial, financial and others .........   $ 50,223    $ 29,888     $ 52,125    $132,236
Real estate:
   Construction ..........................      5,457                                5,457
   Mortgage ..............................     14,449      51,105      155,788     221,342
Consumer, net ............................      9,630      15,491        3,186      28,307
Lease financing, net .....................        705       1,227                    1,932
                                             --------    --------     --------    --------
      Total ..............................   $ 80,464    $ 97,711     $211,099    $389,274
                                             ========    ========     ========    ========
Repricing schedule:
Predetermined interest rates .............   $ 43,503    $ 69,247     $ 47,449    $160,199
Floating- or adjustable-interest rates ...    137,673      91,349           53     229,075
                                             --------    --------     --------    --------
      Total ..............................   $181,176    $160,596     $ 47,502    $389,274
                                             ========    ========     ========    ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

In addition to the risks inherent in our loan portfolio, in the normal course of business, we are also a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments include legally binding commitments to extend credit, unused portions of home equity and credit card lines and commercial letters of credit, and involve, to varying degrees, elements of credit risk and IRR in excess of the amount recognized in the financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commercial letters of credit are conditional commitments issued by us to support customers in the purchase of commercial goods. Commercial letters of credit are guarantees of funding and do not obligate us to make payments to the guaranteed party. These letters of credit are automatically renewable upon their anniversary date unless canceled by us prior to that date.

The contractual amounts of off-balance sheet commitments at June 30, 2005 and December 31, 2004, are summarized as follows:

DISTRIBUTION OF OFF-BALANCE SHEET COMMITMENTS

                                                           JUNE 30,   DECEMBER 31,
                                                             2005         2004
                                                           --------   ------------
Commitments to extend credit ...........................    $55,438      $49,504
Unused portions of home equity and credit card lines ...     13,470       12,776
Commercial letters of credit ...........................      9,567        9,062
                                                            -------      -------
   Total ...............................................    $78,475      $71,342
                                                            =======      =======

These commitments are generally issued for one year or less and often expire unused in whole or in part by the customer. We record an allowance for credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at June 30, 2005 and December 31, 2004. We do not anticipate that losses, if any, that may occur as a result of funding off balance sheet commitments, would have a material adverse effect on our operating results or financial position.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at June 30, 2005 and 2004, are summarized as follows:

JUNE 30,                                                             2005   2004
--------                                                             ----   ----
United States ....................................................   5.0%   5.6%
Pennsylvania .....................................................   4.8    5.5
Lackawanna county ................................................   5.4    6.2
Monroe county ....................................................   4.9    6.3
Susquehanna county ...............................................   4.6    5.8
Wayne county .....................................................   4.7    5.8
Wyoming county ...................................................   5.1%   6.2%

The employment conditions improved considerably for the Nation, the Commonwealth of Pennsylvania and the counties within our market area from one year ago. Job gains in service-producing industries, specifically professional and business services and health care, continued to be the driving force behind the improved employment climate. Similarly, employment conditions improved for all of the counties in our local market area. Additional jobs created in our area more than sustained the growth in the civilian labor force. We anticipate labor conditions to remain favorable in our market area in the second half of 2005. However, no assurance can be given that these favorable employment conditions will continue. Our asset quality could be adversely affected should employment conditions weaken.

Our asset quality deteriorated from year-end 2004 as evidenced by a $328 or 10.0 percent increase in nonperforming assets to $3,612 at June 30, 2005, from $3,284 at year-end 2004. An increase in nonaccrual loans, partially offset by reductions in accruing loans past due 90 days or more and foreclosed assets was primarily responsible for the deterioration. As a percentage of loans, net of unearned income, nonperforming assets equaled 0.93 percent at June 30, 2005 compared to 0.86 percent at December 31, 2004.

Loans on nonaccrual status increased $923. Commercial and industrial loans placed on nonaccrual status rose $345, while nonaccruing mortgage loans increased $578. Partially offsetting the increase in nonaccrual loans were decreases of $417 in accruing loans past due 90 days or more and $178 in foreclosed assets. Five loans totaling $91 were transferred to foreclosed assets during the first half of 2005. Four properties with an aggregate carrying value of $269 were sold for $326, resulting in a net realized gain of $57.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning nonperforming assets at June 30, 2005, and December 31, 2004, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                         JUNE 30,   DECEMBER 31,
                                                           2005         2004
                                                         --------   ------------
Nonaccrual loans:
Commercial, financial and others .....................    $1,194       $  849
Real estate:
   Construction
   Mortgage ..........................................     1,701        1,123
Consumer, net
Lease financing, net
                                                          ------       ------
      Total nonaccrual loans .........................     2,895        1,972
                                                          ------       ------

Accruing loans past due 90 days or more:
Commercial, financial and others .....................       172           91
Real estate:
   Construction
   Mortgage ..........................................       152          653
Consumer, net ........................................       137          169
Lease financing, net .................................        35
                                                          ------       ------
      Total accruing loans past due 90 days or more ..       496          913
                                                          ------       ------
      Total nonperforming loans ......................     3,391        2,885
                                                          ------       ------
Foreclosed assets ....................................       221          399
                                                          ------       ------
      Total nonperforming assets .....................    $3,612       $3,284
                                                          ======       ======

Ratios:
Nonperforming loans as a percentage of loans, net ....      0.87%        0.76%
Nonperforming assets as a percentage of loans, net ...      0.93%        0.86%

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

Information concerning impaired loans at June 30, 2005, and December 31, 2004, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                         JUNE 30,   DECEMBER 31,
                                                           2005         2004
                                                         --------   ------------
Nonaccrual loans:
Commercial, financial and others .....................    $1,194       $  849
Real estate:
   Construction
   Mortgage ..........................................     1,701        1,123
Consumer, net
Lease financing, net
                                                          ------       ------
      Total nonaccrual loans .........................     2,895        1,972
                                                          ------       ------

Accruing loans:
Commercial, financial and others .....................     1,544        3,889
Real estate:
   Construction
   Mortgage ..........................................     1,611        1,205
Consumer, net
Lease financing, net
                                                          ------       ------
      Total accruing loans ...........................     3,155        5,094
                                                          ------       ------
      Total impaired loans ...........................    $6,050       $7,066
                                                          ======       ======

Ratio:
Impaired loans as a percentage of loans, net .........      1.55%        1.85%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Impaired loans decreased $1,016 or 14.4 percent to $6,050 at June 30, 2005, from $7,066 at year-end 2004. A $1,939 reduction in accruing loans with impaired status partially offset the $923 increase in nonaccrual loans. The majority of the decrease in impaired loans was due to a reduction in our risk exposure associated with one commercial customer involved in a land development. The development interest was sold to an unrelated third party, resulting in a reduction in the outstanding debt to this customer.

Information relating to the recorded investment in impaired loans at June 30, 2005 and December 31, 2004, is summarized as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           2005         2004
                                                         --------   ------------
Impaired loans:
With a related allowance..............................    $4,233       $2,930
With no related allowance.............................     1,817        4,136
                                                          ------       ------
   Total..............................................    $6,050       $7,066
                                                          ======       ======

The analysis of changes affecting the allowance for loan losses related to impaired loans for the six months ended June 30, 2005, is summarized as follows:

                                                                        JUNE 30,
                                                                          2005
                                                                        --------
Balance at January 1.................................................    $1,179
Provision for loan losses............................................     1,240
Loans charged-off....................................................       182
Loans recovered
                                                                         ------
Balance at period-end................................................    $2,237
                                                                         ======

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 2005 and 2004 are summarized as follows:

                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                  ------------------   ----------------
                                                     2005     2004       2005     2004
                                                    ------   ------     ------   ------
Gross interest due under terms.................     $  110   $   39     $  218   $   68
Interest income recognized.....................        100       28        167       60
                                                    ------   ------     ------   ------
Interest income not recognized.................     $   10   $   11     $   51   $    8
                                                    ======   ======     ======   ======

Interest income recognized (cash-basis)........     $  100   $   28     $  167   $   60
Average recorded investment in impaired loans..     $6,248   $2,487     $6,491   $2,080

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Cash received on impaired loans applied as a reduction of principal totaled $4,885 and $1,006 for the six and three months ended June 30, 2005. For the respective periods of 2004 cash receipts on impaired loans totaled $244 and $32. There were no commitments to extend additional funds to such parties at June 30, 2005.

The allocation of the allowance for loan losses at June 30, 2005 and December 31, 2004, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                               JUNE 30,          DECEMBER 31,
                                                 2005                2004
                                          -----------------   -----------------
                                                   CATEGORY            CATEGORY
                                                     AS A                AS A
                                                     % OF                % OF
                                          AMOUNT     LOANS    AMOUNT     LOANS
                                          ------   --------   ------   --------
Allocated allowance:
Specific:
Commercial, financial and others.......   $1,696      0.70%   $  728     1.24%
Real estate:
   Construction
   Mortgage............................      541      0.85       451     0.61
Consumer, net
Lease financing, net
                                          ------    ------    ------   ------
Total specific.........................    2,237      1.55     1,179     1.85
                                          ------    ------    ------   ------

Formula:
Commercial, financial and others.......      192     33.27       149    28.71
Real estate:
   Construction........................               1.40               1.76
   Mortgage............................      743     56.01       878    59.79
Consumer, net..........................      294      7.27       288     7.31
Lease financing, net...................        1      0.50         1     0.58
                                          ------    ------    ------   ------
      Total formula....................    1,230     98.45     1,316    98.15
                                          ------    ------    ------   ------
      Total allocated allowance........    3,467    100.00%    2,495   100.00%
                                                    ======             ======
Unallocated allowance..................      570               1,364
                                          ------              ------
      Total allowance for loan losses..   $4,037              $3,859
                                          ======              ======

The allocated allowance for loan losses account increased $972 to $3,467 at June 30, 2005, from $2,495 at December 31, 2004. The increase resulted from a $1,058 addition to the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, partially offset by an $86 reduction in the formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5. The increase in the specific portion primarily resulted from an increase in commercial loans which are still accruing loans but have been identified as impaired with a recorded investment in excess of fair value.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The unallocated portion of the allowance for loan losses equaled $570 at the end of the second quarter of 2005 compared to $1,364 at year-end 2004. The decrease in the unallocated portion of the allowance for loan losses account was deemed appropriate due to the improvement in the economic climate in our market area.

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 2005, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                        JUNE 30,
                                                                          2005
                                                                        --------
Allowance for loan losses at beginning of period.....................    $3,859
Loans charged-off:
Commercial, financial and others.....................................        72
Real estate:
   Construction
   Mortgage..........................................................       115
Consumer, net........................................................       134
Lease financing, net
                                                                         ------
      Total..........................................................       321
                                                                         ------

Loans recovered:
Commercial, financial and others.....................................         1
Real estate:
   Construction
   Mortgage..........................................................         1
Consumer, net........................................................        39
Lease financing, net
                                                                         ------
      Total..........................................................        41
                                                                         ------
Net loans charged-off................................................       280
                                                                         ------
Provision charged to operating expense...............................       458
                                                                         ------
Allowance for loan losses at end of period...........................    $4,037
                                                                         ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding...      0.14%
Allowance for loan losses as a percentage of period end loans........      1.04%

The allowance for loan losses increased $178 to $4,037 at June 30, 2005, from $3,859 at the end of 2004. For the six months ended June 30, 2005, a $458 provision for loan losses exceeded net charge-offs of $280. As a percentage of loans, net of unearned income, the allowance equaled 1.04 percent at the end of the second quarter of 2005 and 1.01 percent at year-end 2004. The allowance account covered 111.8 percent of nonperforming assets at June 30, 2005 and 117.5 percent at December 31, 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $280 or 0.14 percent of average loans outstanding for the six months ended June 30, 2005, compared to $141 or 0.08 percent for the same period last year.

DEPOSITS:

Despite an increase in disposable personal income, consumers chose to spend rather than save causing the personal savings rate throughout the United States to drop considerably in the first and second quarters of 2005. The personal savings rate equaled 0.7 percent for the first quarter and 0.2 percent in the second, down from 1.8 percent for all of 2004. As a result, bank deposit gathering moderated significantly during the first half of 2005.

Strong deposit growth continued to moderate in the second quarter of 2005. As a result, competition for deposits within our market area escalated, thereby driving up the costs associated with deposit gathering. We did not aggressively compete for new deposits. However, we were forced to raise interest rates paid in order to retain our current customer base. Total deposits, which decreased $5.7 million from year-end 2004 to $472.8 million at the end of the first quarter of 2005, rebounded $8.2 million to $481.0 million at June 30, 2005. Noninterest-bearing accounts rose $6.5 million or at an annualized rate of 38.7 percent, while interest-bearing accounts increased $1.7 million from the previous quarter-end. With regard to interest-bearing accounts, we experienced moderate growth in NOW accounts, savings accounts and time deposits less than $100. However, this growth was almost entirely offset by reductions in money market accounts and large denomination time deposits.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 2005 and 2004, are summarized as follows:

DEPOSIT DISTRIBUTION

                                              JUNE 30,             JUNE 30,
                                                2005                 2004
                                         ------------------   ------------------
                                          AVERAGE   AVERAGE    AVERAGE   AVERAGE
                                          BALANCE     RATE     BALANCE     RATE
                                         --------   -------   --------   -------
Interest-bearing:
Money market accounts.................   $ 21,547    1.30%    $ 18,222    0.93%
NOW accounts..........................     51,374    1.48       38,062    0.78
Savings accounts......................    122,220    0.83      129,360    0.74
Time deposits less than $100..........    178,605    3.62      180,589    3.68
Time deposits $100 or more............     30,720    3.39       28,713    3.28
                                         --------             --------
   Total interest-bearing.............    404,466    2.36%     394,946    2.28%
Noninterest-bearing...................     69,330               60,318
                                         --------             --------
   Total deposits.....................   $473,796             $455,264
                                         ========             ========

For the six months ended June 30, 2005, average total deposits increased $18.5 million or 4.1 percent to $473.8 million compared to $455.3 million for the same period of 2004. We experienced strong growth in our noninterest-bearing deposits which rose $9.0 million or 14.9 percent. Average interest-bearing deposits grew $9.6 million or 2.4 percent. NOW accounts, money market accounts and large denomination time deposits averaged higher, while average savings accounts and time deposits less than $100 declined. The rise in short-term interest rates resulted in an 8 basis point increase in the cost of deposits to 2.36 percent for the six months ended June 30, 2005, from 2.28 percent for the same period of 2004. The FOMC may continue to raise interest rates throughout the remainder of 2005. We anticipate a continued increase in our cost of funds given the FOMC's current monetary policy stance coupled with heightened competition for deposits within our market area.

Volatile deposits, time deposits in denominations of $100 or more, equaled $26.4 million at June 30, 2005, an $8.1 million decrease from $34.5 million at December 31, 2004. These deposits averaged $30.7 million for the six months ended June 30, 2005, compared to $28.7 million for the same six months of last year. The average cost of these deposits rose 11 basis points to 3.39 percent for the first half of 2005, compared to 3.28 percent for the same period of 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Maturities of time deposits of $100 or more at June 30, 2005, and December 31, 2004, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                         JUNE 30,   DECEMBER 31,
                                                           2005         2004
                                                         --------   ------------
Within three months...................................    $ 4,044      $ 7,353
After three months but within six months..............      4,449        4,426
After six months but within twelve months.............      3,535        6,198
After twelve months...................................     14,325       16,515
                                                          -------      -------
   Total..............................................    $26,353      $34,492
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

Short-term interest rates, which were at historically low levels for a considerable period, began rising steadily since mid-2004. Due to these changes in the interest rate environment, IRR and effectively managing it have become very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should we have material weaknesses in our risk management process or high exposure relative to our capital, bank

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

regulatory agencies will take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

INTEREST RATE SENSITIVITY

                                                     DUE AFTER      DUE AFTER
                                                    THREE MONTHS    ONE YEAR
                                     DUE WITHIN      BUT WITHIN    BUT WITHIN    DUE AFTER
JUNE 30, 2005                       THREE MONTHS   TWELVE MONTHS   FIVE YEARS   FIVE YEARS     TOTAL
-------------                       ------------   -------------   ----------   ----------   --------
Rate-sensitive assets:
Investment securities ...........     $ 13,149       $ 20,741       $ 31,760      $31,686    $ 97,336
Loans held for sale, net ........        3,263                                                  3,263
Loans, net of unearned income ...      116,791         64,385        160,596       47,502     389,274
Federal funds sold ..............       13,000                                                 13,000
                                      --------       --------       --------      -------    --------
   Total ........................     $146,203       $ 85,126       $192,356      $79,188    $502,873
                                      ========       ========       ========      =======    ========
Rate-sensitive liabilities:
Money market accounts ...........                    $ 20,127                                $ 20,127
NOW accounts ....................                      56,440                                  56,440
Savings accounts ................                                   $124,044                  124,044
Time deposits less than $100 ....     $ 19,915         57,989         79,876      $22,861     180,641
Time deposits $100 or more ......        4,044          7,984         10,718        3,607      26,353
                                      --------       --------       --------      -------    --------
   Total ........................     $ 23,959       $142,540       $214,638      $26,468    $407,605
                                      ========       ========       ========      =======    ========
Rate sensitivity gap:
   Period .......................     $122,244       $(57,414)      $(22,282)     $52,720
   Cumulative ...................     $122,244       $ 64,830       $ 42,548      $95,268    $ 95,268

RSA/RSL ratio:
   Period .......................         6.10           0.60           0.90         2.99
   Cumulative ...................         6.10           1.39           1.11         1.23        1.23

Our cumulative one-year RSA/RSL ratio equaled 1.39 at June 30, 2005, compared to
1.31 at the end of the previous quarter. As previously mentioned, these ratios indicate that if interest rates increase our earnings would likely be favorably impacted. Given the current rate environment and the position of the FOMC that rates will, more than likely, increase over the next 18 months, ALCO continued to focus its efforts on making certain the gap position between RSA and RSL remained positive. Specifically, we predominantly offer commercial loans with adjustable-rate terms that either reprice immediately or within one year. Should interest rates increase, a greater amount of RSA would reprice upward in the near term and at a faster pace than RSL, thereby positively affecting net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

The increase in our RSA/RSL ratio from the end of the first quarter of 2005 resulted from a $5.7 million increase in RSA repricing within the next

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

twelve months coupled with a $6.1 million decrease in RSL repricing within the same timeframe. The increase in RSA resulted primarily from a $13.0 million increase in federal funds sold, partially offset by a $8.1 million reduction in investment securities maturing or repricing in twelve months. For the most part, the decrease in RSL was directly related to a $7.8 million decrease in short-term borrowings which were outstanding at the end of the first quarter of 2005.

We also experienced an increase in our three-month ratio to 6.10 at June 30, 2005, from 3.14 at the end of the previous quarter. The increase primarily resulted from a $13.9 million increase in the amount of RSA coupled with an $18.2 million reduction in RSL maturing or repricing within three months. Similarly, the increase in federal funds sold was primarily responsible for the increase in RSA, while the reduction in RSL resulted from a $10.4 million reduction in time deposits maturing or repricing within three months coupled with the $7.8 million decrease in short-term borrowings.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2005, produced results similar to those indicated by the one-year static gap position. Given parallel and instantaneous shifts in interest rates of plus 100 and 200 basis points, net interest income should increase by 2.1 percent and 4.1 percent. Conversely, given an instantaneous and parallel shift in general market rates of minus 100 basis points and 200 basis points, net interest income would decrease by 2.2 percent and 7.1 percent. We will continue to monitor our IRR for the remainder of 2005 and employ deposit and loan

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a positive IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after June 30, 2005. Our noncore funds consist of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2005, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was negative 4.7 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled negative 8.0 percent at the end of the second quarter of 2005. Negative ratios indicated that at June 30, 2005, we did not rely on noncore sources to fund our long-term assets. In addition, our liquidity position improved in comparison to the end of the previous quarter. These ratios at March 31, 2005, were negative 0.9 percent and negative 4.3 percent. We believe that

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities and further illustrates the improvement in our liquidity position. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, increased $16.7 million during the six months ended June 30, 2005. In comparison, cash and cash equivalents decreased $4.6 million for the same period last year. For the first half of 2005, net cash of $13.2 million provided by investing activities was the primary factor leading to the increase in cash and cash equivalents. In addition, operating and financing provided us with net cash of $1.9 million and $1.6 million. For the same period of 2004, net cash provided by financing activities of $6.6 million and operating activities of $4.7 million was more than offset by net cash used in investing activities of $15.9 million.

Investing activities primarily involve transactions related to our investment securities and lending activities. The change primarily resulted from a $15.4 million increase in repayments from investment securities coupled with a reduction of $11.5 million in the net amount of cash used for lending activities.

Deposit gathering is our predominant financing activity. Deposit gathering slowed considerably comparing the first six months of 2005 and 2004. For the first half of 2005, deposit gathering provided $2.5 million in net cash, a decrease of $5.7 million compared to $8.2 million for the same period last year. For the six months ended June 30, 2005, interest-bearing transaction accounts increased $6.4 million while time deposits decreased $3.9 million.

Operating activities provided net cash of $1.9 million for the six months ended June 30, 2005. Net income of $2.5 million, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses and net changes in current assets, was the primary source of funds from operations. In comparison, for the first six months of 2004, net cash provided by operations amounted to $4.7 million.

CAPITAL ADEQUACY:

Stockholders' equity totaled $48.9 million at June 30, 2005, an increase of $1.6 million compared to $47.3 million at December 31, 2004. Net income of $2.5 million was partially offset by common stock repurchased and net cash

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

dividends declared. On a per share basis, stockholders' equity equaled $26.27 per share at the end of the second quarter of 2005, compared to $25.38 per share at year-end 2004.

During the first half of 2005, 5,644 share of common stock were repurchased at an aggregate cost of $232. Dividends declared during this same time period totaled $857. On a per share basis year-to-date dividends declared equaled $0.46 in 2005, an increase of 4.5 percent compared to $0.44 in 2004. The dividend payout ratio was 34.3 percent for the six months ended June 30, 2005 and 2004. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the six months ended June 30, 2005, 2,972 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2005 and 2004. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at June 30, 2005 and 2004, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                            MINIMUM TO BE WELL
                                                                                             CAPITALIZED UNDER
                                                                      MINIMUM FOR CAPITAL    PROMPT CORRECTIVE
                                                       ACTUAL          ADEQUACY PURPOSES     ACTION PROVISIONS
                                                -------------------   -------------------   ------------------
JUNE 30,                                          2005       2004        2005      2004        2005      2004
--------                                        --------   --------    -------   -------     -------   -------
Basis for ratios:
Tier I capital to risk-weighted assets:
      Consolidated...........................   $ 46,762   $ 44,456    $16,120   $15,486
      Community Bank.........................     44,634     42,954     16,087    15,465     $24,130   $23,197
Total capital to risk-weighted assets:
      Consolidated...........................     50,799     48,199     32,240    30,972
      Community Bank.........................     48,671     46,697     32,174    30,930      40,217    38,662
Tier I capital to total average assets
   less goodwill:
      Consolidated...........................     46,762     44,456     21,247    20,196
      Community Bank.........................     44,634     42,954    $21,340   $20,167     $26,675   $25,208

Risk-weighted assets:
      Consolidated...........................    392,611    378,119
      Community Bank.........................    391,781    377,591
Risk-weighted off-balance sheet items:
      Consolidated...........................     10,391      9,028
      Community Bank.........................     10,391      9,028
Average assets for Leverage ratio:
      Consolidated...........................    531,171    504,911
      Community Bank.........................   $533,505   $504,167

Ratios:
Tier I capital as a percentage of risk-
   weighted assets and off-balance sheet
   items:
      Consolidated...........................       11.6%      11.5%       4.0%      4.0%        6.0%      6.0%
      Community Bank.........................       11.1       11.1        4.0       4.0         6.0       6.0
Total of Tier I and Tier II capital as a
   percentage of risk-weighted assets and
   off-balance sheet items:
      Consolidated...........................       12.6       12.4        8.0       8.0        10.0      10.0
      Community Bank.........................       12.1       12.1        8.0       8.0        10.0      10.0
Tier I capital as a percentage of total
   average assets less intangible assets:
      Consolidated...........................        8.8        8.8        4.0       4.0         5.0       5.0
      Community Bank.........................        8.4%       8.5%       4.0%      4.0%        5.0%      5.0%

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

Based on the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at June 30, 2005. There are no conditions or events since this notification that we believe have changed Community Bank's category.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the second quarter of 2005 equaled $1,220 or $0.65 per share. Year-to-date net income totaled $2,500 or $1.34 per share. Comparable earnings for 2004 were $1,255 or $0.66 per share for the second quarter and $2,435 or $1.28 per share year-to-date. Increased net interest income and noninterest revenue were the leading factors contributing to the improvement in year-to-date earnings, while a 5.7 percent increase in noninterest expense primarily caused the reduction in second quarter earnings. Return on average assets was 0.93 percent and 0.95 percent for the three months and six months ended June 30, 2005, compared to 0.99 percent and 0.97 percent for the respective 2004 periods. Return on average stockholders' equity was 10.12 percent for the second quarter and 10.47 percent year-to-date 2005, compared to 10.61 percent and 10.32 percent for the same periods of 2004.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                          JUNE 30,                   JUNE 30,
                                        2005 VS. 2004              2005 VS. 2004
                                     INCREASE (DECREASE)        INCREASE (DECREASE)
                                       ATTRIBUTABLE TO            ATTRIBUTABLE TO
                                   -----------------------   ------------------------
                                    TOTAL                     TOTAL
                                   CHANGE    RATE   VOLUME   CHANGE    RATE    VOLUME
                                   ------   -----   ------   ------   ------   ------
Interest income:
Loans:
   Taxable .....................    $135    $ (30)   $165     $335    $(129)    $464
   Tax-exempt ..................     211       77     134      400      116      284
Investments:
   Taxable .....................     (21)     (54)     33       (3)    (126)     123
   Tax-exempt ..................     (20)     (11)     (9)     (24)       1      (25)
Federal funds sold .............      (8)      17     (25)     (24)      31      (55)
                                    ----    -----    ----     ----    -----     ----
      Total interest income ....     297       (1)    298      684     (107)     791
                                    ----    -----    ----     ----    -----     ----
Interest expense:
Money market accounts ..........      24       15       9       55       38       17
NOW accounts ...................     118       85      33      229      164       65
Savings accounts ...............      13       33     (20)      31       58      (27)
Time deposits less than $100 ...     (45)     (35)    (10)     (97)     (61)     (36)
Time deposits $100 or more .....      13       13               47       13       34
Short-term borrowings ..........      27               27      106        1      105
                                    ----    -----    ----     ----    -----     ----
      Total interest expense ...     150      111      39      371      213      158
                                    ----    -----    ----     ----    -----     ----
      Net interest income ......    $147    $(112)   $259     $313    $(320)    $633
                                    ====    =====    ====     ====    =====     ====

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Tax-equivalent net interest income for the six months ended June 30, improved $313 or 3.4 percent to $9,468 in 2005 from $9,155 in 2004. Growth in earning assets over that of interest-bearing liabilities more than offset the effects of a negative rate variance. For the six months ended June 30, 2005, earning assets averaged $505.8 million, an increase of $28.1 million from $477.7 million for the same six months of 2004. The increase in the volume of earning assets resulted in additional interest revenue of $791 for the six months ended June 30, 2005. Partially offsetting the effects of earning asset growth, was a $17.4 million increase in average interest-bearing liabilities, which resulted in additional interest expense of $158. With regard to earning assets, taxable loans grew $14.9 million and tax-exempt loans increased $12.3 million. These volume changes caused interest revenue to increase $748 or 94.6 percent. With regard to interest-bearing liabilities, short-term borrowings were used to supplement deposit growth in order to satisfy liquidity requirements during the first half of 2005. These borrowings, through the FHLB-Pgh, averaged $7.9 million and had the greatest impact on net interest income by increasing interest expense $105. Interest-bearing deposit growth of $9.5 million resulted in additional interest expense of $53. Growth of $13.3 million in NOW accounts, $3.3 million in money market accounts and $2.0 million in time deposits $100 or more, was partially offset by decreases in savings accounts of $7.1 million and time deposits less than $100 of $2.0 million.

Partially offsetting the positive volume variance was a negative rate variance. The net interest spread for the six months ended June 30, 2005, decreased 12 basis points to 3.34 percent from 3.46 percent for the same six months of 2004, while the net interest margin fell 8 basis points to 3.77 percent from 3.85 percent. A 9 basis point rise in funds costs coupled with a 3 basis point reduction in the tax-equivalent yield on average earning assets resulted in a $320 decrease in tax-equivalent net interest income. The rise in short-term interest rates coupled with heightened competition for deposits within our market area directly impacted our cost of funds. Specifically, we experienced intense rate competition for interest-bearing transaction accounts, which include money market, NOW and savings accounts. The average rate paid for these types of accounts rose 37 basis points, 70 basis points and 9 basis points. These increases resulted in additional interest expense of $38, $164 and $58. Although we also experienced rate competition with regard to time deposits, the average rate paid for time deposits less than $100 fell 6 basis points and resulted in a reduction in interest expense of $61, as higher-yielding, long-term certificates repriced at lower rates. The rate paid for volatile, large denomination time deposits rose 11 basis points. With regard to earning assets, the yield on taxable loans and investments decreased 6 basis points and 35 basis points, which resulted in a reductions of $129 and $126 in net interest income. Partially offsetting these reductions were increases in

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

the tax-equivalent yield on tax-exempt loans of 70 basis points and federal funds sold of 201 basis points.

For the quarter ended June 30, 2005, tax-equivalent net interest income improved $147 in comparison to the same three months of last year. Similarly, the increase was due to a positive volume variance of $259, partially offset by a negative rate variance of $112. For the three months ended June 30, 2005, average earning assets grew $19.0 million, while interest-bearing liabilities increased $8.9 million. The growth in earning assets primarily resulted from growth in average loans of $22.0 million partially offset, by a reduction in investments and federal funds sold of $3.0 million. This resulted in additional interest revenue of $298. The increase in average interest-bearing liabilities resulted primarily from growth of $13.4 million and $3.4 million in NOW and money market accounts and $3.5 million in short-term borrowings, partially offset by a reduction of $10.2 million in savings accounts. These changes resulted in a slight reduction in interest expense of $39. The additional net interest income generated by a positive volume variance was partially offset by a 10 basis point increase in the cost of funds to 2.37 percent for the second quarter of 2005 from 2.27 percent for the same quarter of 2004. This caused a reduction in net interest income of $111. Higher rates paid for interest-bearing transaction accounts was primarily responsible for the increase in fund costs. The tax-equivalent yield on earning assets for the second quarters of 2005 and 2004 remained constant at 5.75 percent. Decreases in the yields on taxable loans and the investment portfolio were mitigated by an 86 basis point increase in the tax-equivalent yield on tax-exempt loans.

Maintenance of an adequate net interest margin is one of our primary concerns. As previously mentioned, we experienced slight margin contraction of 8 basis points during the first six months of 2005. However, net interest margins have rebounded, as evidenced by a 13 basis point improvement from 3.71 percent for the first quarter of 2005 to 3.84 percent for the second quarter. This was the second consecutive margin improvement. The net interest margin improved 5 basis points from the fourth quarter of 2004 to the first quarter of 2005. Economic conditions are expected to remain favorable for the remainder of 2005. In addition, we anticipate that the current FOMC policy stance should positively impact our margin. However, no assurance can be given that net interest income will not be adversely affected by changes in general market rates. We believe following prudent pricing practices, coupled with careful investing, will keep our net interest margin from further contraction.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the six months ended June 30, 2005 and 2004, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                                JUNE 30, 2005                    JUNE 30, 2004
                                                       ------------------------------   ------------------------------
                                                                  INTEREST    AVERAGE              INTEREST    AVERAGE
                                                        AVERAGE    INCOME/   INTEREST    AVERAGE    INCOME/   INTEREST
                                                        BALANCE    EXPENSE     RATE      BALANCE    EXPENSE     RATE
                                                       --------   --------   --------   --------   --------   --------
ASSETS:
Earning assets:
Loans:
   Taxable .........................................   $356,108    $11,055     6.26%    $341,206    $10,720     6.32%
   Tax-exempt ......................................     42,380      1,026     4.88       30,143        626     4.18
Investments:
   Taxable .........................................     74,798      1,052     2.84       66,526      1,055     3.19
   Tax-exempt ......................................     31,520      1,170     7.49       32,132      1,194     7.47
Federal funds sold .................................      1,052         14     3.00        7,729         38     0.99
                                                       --------    -------              --------    -------
      Total earning assets .........................    505,858     14,317     5.71%     477,736     13,633     5.74%
Less: allowance for loan losses ....................      3,978                            3,712
Other assets .......................................     29,847                           31,713
                                                       --------                         --------
      Total assets .................................   $531,727                         $505,737
                                                       ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts ..............................   $ 21,547        139     1.30%    $ 18,222         84     0.93%
NOW accounts .......................................     51,374        377     1.48       38,062        148     0.78
Savings accounts ...................................    122,220        505     0.83      129,360        474     0.74
Time deposits less than $100 .......................    178,605      3,206     3.62      180,589      3,303     3.68
Time deposits $100 or more .........................     30,720        516     3.39       28,713        469     3.28
Short-term borrowings ..............................      7,847        106     2.72
                                                       --------    -------              --------    -------

      Total interest-bearing liabilities ...........    412,313      4,849     2.37%     394,946      4,478     2.28%
Noninterest-bearing deposits .......................     69,330                           60,318
Other liabilities ..................................      1,928                            3,013
Stockholders' equity ...............................     48,156                           47,460
                                                       --------                         --------
      Total liabilities and stockholders' equity ...   $531,727                         $505,737
                                                       ========    -------              ========    -------
      Net interest/income spread ...................               $ 9,468     3.34%                $ 9,155     3.46%
                                                                   =======                          =======
      Net interest margin ..........................                           3.77%                            3.85%
Tax equivalent adjustments:
Loans ..............................................               $   349                          $   213
Investments ........................................                   398                              406
                                                                   -------                          -------
      Total adjustments ............................               $   747                          $   619
                                                                   =======                          =======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $2,120 and $3,299 for the six months ended June 30, 2005 and 2004 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PROVISION FOR LOAN LOSSES:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio. For the three months and six months ended June 30, the provision for loan losses totaled $158 and $458 in 2005, compared to $150 and $300 in 2004.

NONINTEREST INCOME:

Noninterest income totaled $2,178 for the six months ended June 30, 2005, an increase of $376 or 20.9 percent from $1,802 for the same six months of last year. Included in noninterest revenue was a $235 net gain on the sale of our merchant services portfolio in an asset purchase and revenue sharing agreement with a third party. Service charges, fees and commissions increased $187 or 12.7 percent, while net gains on the sale of residential mortgages declined $46 or
14.2 percent. For the second quarter, noninterest revenue increased $180 to $1,060 in 2005, compared to $880 in 2004.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Major components of noninterest expense for the three months and six months ended June 30, 2005 and 2004, are summarized as follows:

NONINTEREST EXPENSES

                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                            ------------------   ----------------
                                               2005     2004      2005     2004
                                              ------   ------    ------   ------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes .................  $1,498   $1,409    $2,954   $2,804
Employee benefits ..........................     345      345       684      676
                                              ------   ------    ------   ------
   Salaries and employee benefits expense ..   1,843    1,754     3,638    3,480
                                              ------   ------    ------   ------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense ......................     280      257       613      575
Equipment expense ..........................     304      342       609      688
                                              ------   ------    ------   ------
   Net occupancy and equipment expense .....     584      599     1,222    1,263
                                              ------   ------    ------   ------

OTHER EXPENSES:
Marketing expense ..........................     158      145       302      279
Other taxes ................................     120       98       242      196
Stationery and supplies ....................      93       86       181      166
Contractual services .......................     468      377       920      773
Insurance including FDIC assessment ........      73       50       142      107
Other ......................................     461      486       773      958
                                              ------   ------    ------   ------
   Other expenses ..........................   1,373    1,242     2,560    2,479
                                              ------   ------    ------   ------
      Total noninterest expense ............  $3,800   $3,595    $7,420   $7,222
                                              ======   ======    ======   ======

Noninterest expense for the six months ended June 30, 2005, amounted to $7,420, an increase of $198 or 2.7 percent from $7,222 for the same six months of 2004. For the second quarter, noninterest expense rose $205 or 5.7 percent in comparison to the same quarter of last year. For both the three-and six-month periods, higher salaries and employee benefits expense and other expenses were partially offset by a reduction in net occupancy and equipment costs. We utilize two key industry ratios, the operating efficiency ratio and the overhead ratio, to measure our productivity. The operating efficiency ratio is defined as noninterest expense as a percentage of net interest income and noninterest income, and the overhead ratio is calculated by dividing noninterest expense by average total assets. Both ratios indicated an improvement in our year-to-date productivity. Our operating efficiency ratio improved to 68.1 percent for the six months ended June 30, 2005, from 69.9 percent for the same six months of last year. Similarly, our overhead ratio improved to 2.8 percent from 2.9 percent comparing the first half of 2005 and 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $3,638 or 49.0 percent of noninterest expense for the six months ended June 30, 2005. The $158 or 4.5 percent increase resulted from annual merit increases and additional employee educational and training costs. In comparison, these expenses were $3,480 or 48.2 percent of noninterest expense for the same period of 2004. For the second quarter of 2005, employee-related expenses totaled $1,843, an increase of $89 compared to the second quarter of 2004.

Net occupancy and equipment expense decreased $15 or 2.5 percent for the second quarter of 2005 and $41 or 3.2 percent year-to-date. Higher maintenance costs and real estate taxes were more than offset by a reduction in depreciation expense.

Other expenses increased $81 to $2,560 for the six months ended June 30, 2005, from $2,479 for the same six months of the prior year. For the quarter ended June 30, other expenses totaled $1,373 in 2005 and $1,242 in 2004. Higher audit-related expenses incurred to comply with the Sarbanes-Oxley Act, additional marketing costs and increased Pennsylvania bank shares tax all factored into the rise in other expenses.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the bank's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Recently, the FDIC decided to retain the existing BIF assessment schedules of $0.00 per 100 dollars of deposits for banks classified in the highest capital and supervisory evaluation category and $0.27 per 100 dollars of deposits for banks classified in the lowest category. We were classified in the highest capital and supervisory evaluation category at June 30, 2005, and will be exempt from paying a BIF assessment in the second half of 2005.

There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation ("FICO") funding. The FDIC established the annual FICO assessment rates effective for the second quarter of 2005 at $0.0142 per 100 dollars of BIF-assessable deposits. Our assessments totaled $33 and $35 for the six months ended June 30, 2005 and 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME TAXES:

For the six months ended June 30, income tax expense totaled $521 in 2005 and $381 in 2004. Our effective tax rate increased from 13.5 percent in 2004 to 17.2 percent in 2005.

During the first six months of 2004 we recognized $209 of a one-time Federal Historic Tax Credit of $418. We did not recognize any tax credits in 2005. Partially mitigating the increase in tax burden was a $248 or 20.6 percent increase in tax-exempt income. Tax-exempt interest income as a percentage of total interest income increased to 10.7 percent for the six months ended June 30, 2005, from 9.2 percent for the same period of 2004.

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

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

As of June 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the, "Exchange Act"). Based upon that evaluation, the CEO and CFO concluded that as of the period covered by this Quarterly Report on Form 10-Q, we maintained effective disclosure controls and procedures.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

COMM BANCORP, INC.
OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     NONE

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information with respect to purchases made by or on behalf of us or any "affiliated purchaser," as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the six months ended June 30, 2005:

                                                     Total Number of       Maximum Number
                                                     Shares Purchased    of Shares that may
                       Total Number     Average    as Part of Publicly    yet be Purchased
                         of Shares    Price Paid     Announced Plans       Under the Plans
Month Ending           Purchased(1)    Per Share       or Programs           or Programs
------------           ------------   ----------   -------------------   ------------------
January 31, 2005 ...                                                           67,808
February 28, 2005 ..                                                           67,808
March 31, 2005 .....                                                           67,808
April 30, 2005 .....       4,144        $41.26            4,144                63,664
May 31, 2005 .......       1,500         40.36            1,500                62,164
June 30, 2005 ......                                                           62,164
                           -----        ------            -----
   Total ...........       5,644        $41.02            5,644
                           =====        ======            =====

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

COMM BANCORP, INC.
OTHER INFORMATION (CONTINUED)

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS AT THE COMPANY'S ANNUAL MEETING OF STOCKHOLDERS HELD ON JUNE 3, 2005, FOR WHICH PROXIES WERE SOLICITED PURSUANT TO SECTION 14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, THE FOLLOWING MATTERS WERE VOTED UPON BY THE STOCKHOLDERS.

     1. To elect thirteen directors to serve for a one-year term and until their successors are duly elected and qualified.

     All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

Nominee                       For          Against
-------                  -------------   ----------
David L. Baker           1,536,988.644    1,016.475
Thomas M. Chesnick       1,509,149.119   28,856.000
William F. Farber, Sr.   1,534,843.060    3,162.059
Judd B. Fitze            1,471,109.119   66,896.000
Dean L. Hesser           1,537,905.119      100.000
John P. Kameen           1,471,009.119   66,996.000
William A. Kerl          1,528,259.119    9,746.000
Erwin T. Kost            1,525,509.119   12,496.000
Susan F. Mancuso         1,537,905.119      100.000
Robert A. Mazzoni        1,537,805.119      200.000
J. Robert McDonnell      1,461,759.119   76,246.000
Joseph P. Moore, III     1,537,409.119      596.000
Eric G. Stephens         1,496,369.119   41,636.000

     2. To ratify the selection of Kronick, Kalada, Berdy & Co. of Kingston, Pennsylvania, Certified Public Accountants, as the independent auditors for the year ending December 31, 2005. The votes cast on this matter were as follows:

     For          Against
-------------   ----------
1,548,800.180   47,125.091

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

     (b)  Reports on Form 8-K

          Item 2.02 - On April 25, 2005, we filed a report on Form 8-K, to disclose our results of operations for the three months ended March 31, 2005.

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                        Registrant, Comm Bancorp, Inc.


Date: August 10, 2005                   /s/ William F. Farber, Sr.
                                        ----------------------------------------
                                        William F. Farber, Sr.
                                        President and Chief Executive Officer
                                        Chairman of the Board/Director
                                        (Principal Executive Officer)


Date: August 10, 2005                   /s/ Scott A. Seasock
                                        ----------------------------------------
                                        Scott A. Seasock
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date: August 10, 2005                   /s/ Stephanie A. Ganz, CPA
                                        ----------------------------------------
                                        Stephanie A. Ganz, CPA
                                        Vice President of Finance
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER   DESCRIPTION                                                   PAGE
-----------   -----------                                                   ----
   31(i)      Certification of Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002                  49

   31(ii)     Certification of Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002                  51

   32(i)      Certification of Chief Executive Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002                                 53

   32(ii)     Certification of Chief Financial Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002                                 54