Form 10-Q
period 2005-09-30
COMM BANCORP INC
filed 2005-11-14
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

   ___________________________________________________________________________
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by checkmark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,850,404 at October 31, 2005.


                                  Page 1 of 56
                            Exhibit Index on Page 50

                               COMM BANCORP, INC.
                                    FORM 10-Q

                               SEPTEMBER 30, 2005

                                      INDEX

CONTENTS                                                                PAGE NO.
--------                                                                --------
PART I.  FINANCIAL INFORMATION:

   Item 1: Financial Statements.
      Consolidated Statements of Income and Comprehensive Income
         for the Three Months and Nine Months Ended September 30,
         2005 and 2004...............................................       3
      Consolidated Balance Sheets - September 30, 2005 and
         December 31, 2004...........................................       4
      Consolidated Statement of Changes in Stockholders' Equity
         for the Nine Months Ended September 30, 2005................       5
      Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2005 and 2004...........................       6
      Notes to Consolidated Financial Statements.....................       7

   Item 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................       8

   Item 3: Quantitative and Qualitative Disclosures About Market
              Risk...................................................       *

   Item 4: Controls and Procedures...................................      46

PART II. OTHER INFORMATION:

   Item 1: Legal Proceedings.........................................      47

   Item 2: Unregistered Sales of Equity Securities and Use of
              Proceeds...............................................      47
   Item 3: Defaults Upon Senior Securities...........................      47

   Item 4: Submission of Matters to a Vote of Security Holders.......      47

   Item 5: Other Information.........................................      47

   Item 6: Exhibits and Reports on Form 8-K..........................      48

   Signatures........................................................      49
   Exhibit Index.....................................................      50

*    Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                                               -----------------------   -----------------------
                                                                                  2005         2004         2005         2004
                                                                               ----------   ----------   ----------   ----------
INTEREST INCOME:
Interest and fees on loans:
   Taxable .................................................................   $    5,809   $    5,405   $   16,864   $   16,125
   Tax-exempt ..............................................................          337          191        1,014          604
Interest and dividends on investment securities available-for-sale:
   Taxable .................................................................          493          495        1,523        1,529
   Tax-exempt ..............................................................          396          392        1,168        1,180
   Dividends ...............................................................           10            7           32           28
Interest on federal funds sold .............................................          144           68          158          106
                                                                               ----------   ----------   ----------   ----------
      Total interest income ................................................        7,189        6,558       20,759       19,572
                                                                               ----------   ----------   ----------   ----------

INTEREST EXPENSE:
Interest on deposits .......................................................        2,522        2,323        7,265        6,801
Interest on short-term borrowings ..........................................                                    106
                                                                               ----------   ----------   ----------   ----------
      Total interest expense ...............................................        2,522        2,323        7,371        6,801
                                                                               ----------   ----------   ----------   ----------
      Net interest income ..................................................        4,667        4,235       13,388       12,771
Provision for loan losses ..................................................          161          150          619          450
                                                                               ----------   ----------   ----------   ----------
      Net interest income after provision for loan losses ..................        4,506        4,085       12,769       12,321
                                                                               ----------   ----------   ----------   ----------

NONINTEREST INCOME:
Service charges, fees and commissions ......................................          746          780        2,411        2,258
Net gains on sale of loans .................................................          119           84          397          408
Net gains on sale of merchant services .....................................                                    235
                                                                               ----------   ----------   ----------   ----------
      Total noninterest income .............................................          865          864        3,043        2,666
                                                                               ----------   ----------   ----------   ----------

NONINTEREST EXPENSE:
Salaries and employee benefits expense .....................................        1,778        1,772        5,416        5,252
Net occupancy and equipment expense ........................................          588          566        1,810        1,829
Other expenses .............................................................        1,254        1,426        3,814        3,905
                                                                               ----------   ----------   ----------   ----------
      Total noninterest expense ............................................        3,620        3,764       11,040       10,986
                                                                               ----------   ----------   ----------   ----------
Income before income taxes .................................................        1,751        1,185        4,772        4,001
Provision for income tax expense ...........................................          371          120          892          501
                                                                               ----------   ----------   ----------   ----------
      Net income ...........................................................        1,380        1,065        3,880        3,500
                                                                               ----------   ----------   ----------   ----------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale ......         (721)       1,203         (645)        (238)
Income tax expense (benefit) related to other comprehensive income (loss) ..         (245)         409         (219)         (81)
                                                                               ----------   ----------   ----------   ----------
      Other comprehensive income (loss), net of income taxes ...............         (476)         794         (426)        (157)
                                                                               ----------   ----------   ----------   ----------
      Comprehensive income .................................................   $      904   $    1,859   $    3,454   $    3,343
                                                                               ==========   ==========   ==========   ==========

PER SHARE DATA:
Net income .................................................................   $     0.74   $     0.56   $     2.08   $     1.84
Cash dividends declared ....................................................   $     0.23   $     0.22   $     0.69   $     0.66
Average common shares outstanding ..........................................    1,861,053    1,886,534    1,863,442    1,898,101

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                                               2005           2004
                                                                                          -------------   ------------
ASSETS:
Cash and due from banks ...............................................................      $ 13,662       $ 11,802
Federal funds sold ....................................................................        22,700            900
Investment securities available-for-sale ..............................................        98,756        118,756
Loans held for sale, net ..............................................................         3,538          1,917
Loans, net of unearned income .........................................................       389,606        381,723
   Less: allowance for loan losses ....................................................         4,067          3,859
                                                                                             --------       --------
Net loans .............................................................................       385,539        377,864
Premises and equipment, net ...........................................................        11,271         11,628
Accrued interest receivable ...........................................................         2,576          2,319
Other assets ..........................................................................         3,448          3,136
                                                                                             --------       --------
      Total assets ....................................................................      $541,490       $528,322
                                                                                             ========       ========

LIABILITIES:
Deposits:
   Noninterest-bearing ................................................................      $ 70,989       $ 67,714
   Interest-bearing ...................................................................       419,095        410,770
                                                                                             --------       --------
      Total deposits ..................................................................       490,084        478,484
Accrued interest payable ..............................................................         1,059          1,075
Other liabilities .....................................................................         1,106          1,445
                                                                                             --------       --------
      Total liabilities ...............................................................       492,249        481,004
                                                                                             --------       --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
   September 30, 2005, 1,858,370 shares; December 31, 2004, 1,864,391 shares ..........           613            615
Capital surplus .......................................................................         6,831          6,675
Retained earnings .....................................................................        40,689         38,494
Accumulated other comprehensive income ................................................         1,108          1,534
                                                                                             --------       --------
      Total stockholders' equity ......................................................        49,241         47,318
                                                                                             --------       --------
      Total liabilities and stockholders' equity ......................................      $541,490       $528,322
                                                                                             ========       ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   ACCUMULATED
                                                                                      OTHER           TOTAL
                                                    COMMON   CAPITAL   RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                                     STOCK   SURPLUS   EARNINGS       INCOME          EQUITY
                                                    ------   -------   --------   -------------   -------------
BALANCE, DECEMBER 31, 2004.......................    $615    $6,675    $38,494       $1,534          $47,318
Net income.......................................                        3,880                         3,880
Dividends declared: $0.69 per share..............                       (1,285)                       (1,285)
Dividend reinvestment plan: 4,623 shares issued..       1       188                                      189
Repurchase and retirement: 10,644 shares.........      (3)      (32)      (400)                         (435)
Net change in other comprehensive income.........                                      (426)            (426)
                                                     ----    ------    -------       ------          -------
BALANCE, SEPTEMBER 30, 2005......................    $613    $6,831    $40,689       $1,108          $49,241
                                                     ====    ======    =======       ======          =======

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30,                                              2005       2004
-------------------------------                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................   $  3,880   $  3,500
Adjustments:
   Provision for loan losses ...........................................        619        450
   Depreciation, amortization and accretion ............................      1,574      1,777
   Amortization of net loan costs (fees) ...............................        136        (15)
   Deferred income tax benefit .........................................       (209)       (84)
   Losses (gains) on the sale of foreclosed assets .....................        (57)        30
   Changes in:
      Loans held for sale, net .........................................     (1,621)       (97)
      Accrued interest receivable ......................................       (257)       (24)
      Other assets .....................................................       (281)       200
      Accrued interest payable .........................................        (16)       (40)
      Other liabilities ................................................       (119)       (95)
                                                                           --------   --------
         Net cash provided by operating activities .....................      3,649      5,602
                                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of investment securities available-for-sale ...     37,290     12,628
Purchases of investment securities available-for-sale ..................    (18,541)   (19,799)
Proceeds from sale of foreclosed assets ................................        331        161
Net increase in lending activities .....................................     (8,748)   (17,443)
Purchases of premises and equipment ....................................       (408)      (274)
                                                                           --------   --------
         Net cash provided by (used in) investing activities ...........      9,924    (24,727)
                                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
   Money market, NOW, savings and noninterest-bearing accounts .........     12,108     16,947
   Time deposits .......................................................       (508)     2,890
Proceeds from issuance of common shares ................................        189        186
Repurchase and retirement of common shares .............................       (435)    (1,383)
Cash dividends paid ....................................................     (1,267)    (1,254)
                                                                           --------   --------
         Net cash provided by financing activities .....................     10,087     17,386
                                                                           --------   --------
         Net increase (decrease) in cash and cash equivalents ..........     23,660     (1,739)
         Cash and cash equivalents at beginning of year ................     12,702     28,599
                                                                           --------   --------
         Cash and cash equivalents at end of period ....................   $ 36,362   $ 26,860
                                                                           ========   ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest ............................................................   $  7,387   $  6,841
   Income taxes ........................................................      1,252        483
Noncash items:
   Transfer of loans to foreclosed assets ..............................        318        187
   Unrealized losses on investment securities available-for-sale .......   $    426   $    157

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING ENVIRONMENT:

Despite rising energy prices and the damage caused by hurricane Katrina, consumer spending surged in the third quarter, increasing at an annual pace of
3.9 percent. Business investment also remained strong, influenced by an 8.9 percent annualized increase in equipment and software purchases. Overall, the United States economy grew at an annual rate of 3.8 percent in the third quarter of 2005. This marked the 16th consecutive quarter of economic expansion and the eighth consecutive quarter of a growth rate between 3.0 percent and 4.5 percent. Rising fuel costs had little effect on overall inflation, as consumer prices, excluding food and energy, remained relatively low. Given the economy's continued strength, the Federal Open Market Committee ("FOMC") continued tightening monetary policy in measured increments, through two additional 25 basis point increases in the target rate for federal funds. The federal funds target rate was 3.75 percent at the close of the third quarter of 2005. Subsequent to the end of the quarter, the FOMC again raised the target rate another 25 basis points to 4.00 percent at its meeting on November 1, 2005. In addition, the FOMC indicated that at least two more quarter-point increases were imminent, one on December 13, 2005, and one on January 31, 2006.

REVIEW OF FINANCIAL POSITION:

Total assets grew $13.2 million to $541.5 million at September 30, 2005, from $528.3 million at December 31, 2004. Loans, net of unearned income, grew $7.9 million to $389.6 million at the close of the third quarter from $381.7 million at the end of 2004. Loan growth was entirely funded through deposit gathering activities, as total deposits increased $11.6 million to $490.1 million at September 30, 2005, from $478.5 million at the end of last year. Noninterest-bearing deposits rose $3.3 million, while interest-bearing deposits rose $8.3 million. Investment securities decreased $20.0 million, while federal funds sold outstanding at the close of the third quarter rose $21.8 million. Stockholders' equity improved to $49.2 million at September 30, 2005, from $47.3 million at December 31, 2004.

In comparison to the end of the previous quarter, total assets increased $9.2 million. We have deposit relationships with several school districts in our market area. Cyclical deposit trends related to the influx of tax monies for these customers in the third quarter led to a $9.1 million increase in total deposits. Investment securities increased $1.5 million and federal funds sold rose $9.7 million in comparison to June 30, 2005. The loan portfolio remained relatively status quo, growing only $0.3 million from the end of the second quarter.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INVESTMENT PORTFOLIO:

Since mid-2004, the FOMC has been gradually increasing short-term interest rates in measured 25 basis point increments. From year-end 2004, the federal funds target rate moved up 150 basis points from 2.25 percent to 3.75 percent at September 30, 2005. The increase in the federal funds rate resulted in a similar increase in short-term U.S. Treasury rates. Intermediate-term and long-term U.S. Treasury rates have until recently remained uncharacteristically low amid a rising rate environment. However, rates for these bonds have also begun to increase. Changes in the yields of U.S. Treasuries impact the market value of our investment portfolio. Specifically, the parts of the yield curve most closely related to our investments include the two-year and ten-year U.S. Treasuries, which affect the values of U.S. Government-sponsored agency securities, mortgage-backed securities, including CMOs, and other short-term investments, and state and municipal obligations. The yield on the two-year U.S. Treasury, which rose 58 basis points in the first half of 2005, climbed another 52 basis points to 4.18 percent at September 30, 2005. The yield on the ten-year U.S. Treasury, which fell 30 basis points to 3.94 percent at the close of the second quarter of 2005 from 4.24 percent at December 31, 2004, rose 40 basis points to 4.34 percent at September 30, 2005. The rise in U.S. Treasury rates resulted in market value depreciation for all major categories of our available-for-sale investment portfolio. The unrealized holding gain on the investment portfolio, declined $721 to $1,679 at September 30, 2005, from $2,400 at June 30, 2005.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 2005, and December 31, 2004, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE

                                   SEPTEMBER 30,       DECEMBER 31,
                                       2005                2004
                                 ----------------   -----------------
                                  AMOUNT      %      AMOUNT       %
                                 -------   ------   --------   ------
U.S. Government agencies .....   $35,836    36.29%  $ 44,645    37.59%
State and municipals:
   Taxable ...................    13,715    13.89     16,898    14.23
   Tax-exempt ................    34,229    34.66     34,605    29.14
Mortgage-backed securities ...    13,825    14.00     21,281    17.92
Equity securities:
   Restricted ................       991     1.00      1,153     0.97
   Other .....................       160     0.16        174     0.15
                                 -------   ------   --------   ------
      Total ..................   $98,756   100.00%  $118,756   100.00%
                                 =======   ======   ========   ======

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our investment portfolio played a less prominent role in our earning asset mix. Available-for-sale investment securities totaled $98.8 million at September 30, 2005, a decrease of $20.0 million from $118.8 million at December 31, 2004. Maturities of U.S. Government agencies and repayments from mortgage-backed securities, not reinvested back into the portfolio were utilized to repay short-term borrowings and purchase federal funds sold, as loan demand moderated during the nine months ended September 30, 2005.

For the nine months ended September 30, the investment portfolio averaged $103.4 million in 2005, compared to $98.5 million last year. The tax-equivalent yield on the investment portfolio decreased 24 basis points to 4.30 percent for the nine months ended September 30, 2005, from 4.54 percent for the same nine months of 2004. The tax-equivalent rate on the investment portfolio has steadily improved for each of the past three quarters of 2005. For the third quarter, the tax-equivalent yield improved 25 basis points to 4.48 percent compared to 4.23 percent in the second quarter. The tax-equivalent yield increased 3 basis points in the second quarter and 13 basis points in the first.

In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. For the 12 months ended September 30, 2005, the total return on the investment portfolio remained unchanged at 4.4 percent in comparison to the 12 months ended June 30, 2005.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at September 30, 2005, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                     AFTER ONE         AFTER FIVE
                                                     BUT WITHIN        BUT WITHIN
                                WITHIN ONE YEAR      FIVE YEARS        TEN YEARS      AFTER TEN YEARS        TOTAL
                                ---------------   ---------------   ---------------   ---------------   --------------
SEPTEMBER 30, 2005               AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD
------------------              -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
Amortized cost:
U.S. Government agencies.....   $26,059   2.89%   $10,001   3.75%                                       $36,060    3.13%
State and municipals:
   Taxable...................     1,692   2.43     12,456   2.69                                         14,148    2.66
   Tax-exempt................     1,705   3.64      2,810   7.63    $10,097   7.96%   $17,447    7.50%   32,059    7.45
Mortgage-backed securities...     4,437   6.02      9,112   5.30        227   6.89          5    6.57    13,781    5.56
Equity securities:
 Restricted..................                                                             991    5.75       991    5.75
 Other.......................                                                              38   18.42        38   18.42
                                -------           -------           -------           -------           -------
      Total..................   $33,893   3.31%   $34,379   4.09%   $10,324   7.94%   $18,481   7.43%   $97,077    4.87%
                                =======           =======           =======           =======           =======

Fair value:
U.S. Government agencies.....   $25,924           $ 9,912                                               $35,836
State and municipals:
   Taxable...................     1,671            12,044                                                13,715
   Tax-exempt................     1,699             3,005           $10,739           $18,786            34,229
Mortgage-backed securities...     4,462             9,123               234                 6            13,825
Equity securities:
 Restricted..................                                                             991               991
 Other.......................                                                             160               160
                                -------           -------           -------           -------           -------
      Total.................    $33,756           $34,084           $10,973           $19,943           $98,756
                                =======           =======           =======           =======           =======

LOAN PORTFOLIO:

Similar to longer-term U.S. Treasury rates, the increase in short-term interest rates had no effect on mortgage rates. The rate on a 30-year conventional mortgage, which fell 35 basis points in the second quarter to 5.58 percent at June 30, 2005, from 5.93 percent at the end of the first quarter, rebounded 19 basis points to 5.77 percent at the close of the third quarter. Despite the increase, mortgage rates remained at historically low levels, which continued to keep sales of new and existing homes at record pace. In addition, the median home price for all housing types appreciated 13.4 percent from a year ago. With a continuation of demand in the housing market, activity in our secondary mortgage department remained consistent in 2005. Residential mortgage loans serviced for the Federal National Mortgage Association ("FNMA") grew $9.1 million or at an annualized rate of 12.4 percent to $106.9 million at September 30, 2005, from $97.8 million at year-end 2004. The rate of growth in 2005 is greater than the growth of 7.4 percent exhibited for the same time period of 2004. For the three months and nine months ended September 30, 2005, residential mortgages sold to the FNMA totaled $4.4 million and $16.0 million, compared to $6.2 million and $12.9 million for the same periods last year. Net gains realized on the sale of residential mortgages totaled $119 for the third quarter and $397 year-to-date 2005, compared to $84 and $408 for the same periods of 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Business spending rose 6.2 percent in the third quarter due to continued confidence in the economy. Spending for equipment and software rose 8.9 percent, while structural investment declined 1.4 percent. According to the October 2005 Senior Loan Officer Opinion Survey issued by the Federal Reserve, banks continued to ease lending standards amid competition for commercial and industrial loans. Demand for commercial and industrial loans slowed, as only
15.0 percent of banks reported an increase in demand, down from 40.0 percent in the previous survey. As a result, the annual rate of growth for commercial and industrial loans at all commercial banks declined to 12.6 percent in the third quarter of 2005, from 14.2 percent at the end of 2004. Similarly, we experienced only moderate demand for our commercial loan products while demand for commercial mortgages declined in the third quarter. Commercial loans, including commercial mortgages and lease financing, increased by a slight $2.7 million to $268.9 million at September 30, 2005, from $266.2 million at the end of the second quarter. Commercial loans, including lease financing, increased $6.7 million from the end of the previous quarter. However, partially offsetting the increase in commercial loans, was a $3.9 million decrease in commercial mortgages.

Consumer spending remained strong, increasing 3.9 percent in the third quarter of 2005. Spending on durable goods rose 10.8 percent, while nondurable goods rose 2.6 percent. In addition, the personal savings rate declined 1.1 percent in the third quarter. A negative savings rate could indicate that consumers may have used financing to fund outlays, as the increase in spending outweighed the increase in disposable personal income. Consumer loans at all commercial banks increased at an annual rate of 7.1 percent during the third quarter of 2005. Our consumer loans were relatively unchanged, increasing $0.1 million to $28.4 million at September 30, 2005. However, residential mortgage loans decreased $2.6 million, as the majority of loans originated are subsequently sold in the secondary market.

For the nine months ended September 30, 2005, loans averaged $396.6 million, an increase of $24.2 million or 6.5 percent compared to $372.4 million for the same period of 2004. Loan yields, which have declined significantly over the past two years, began to rebound. The tax-equivalent yield on the loan portfolio increased 9 basis points to 6.20 percent for the nine months ended September 30, 2005, from 6.11 percent for the same nine months of last year. The increase in the year-to-date yield resulted from a 22 basis point improvement in the third quarter yield to 6.38 percent from 6.16 percent in the second quarter. Given the FOMC's continued tightening of monetary policy, we anticipate that loan yields will rise over the remainder of 2005 as variable rate loans tied to prime reprice at a higher rate.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The composition of the loan portfolio at September 30, 2005, and December 31, 2004, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                     SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                     ------------------   -----------------
                                      AMOUNT       %       AMOUNT       %
                                     --------   -------   --------   ------
Commercial, financial and others..   $139,079     35.70%  $114,341    29.95%
Real estate:
   Construction...................      4,290      1.10      6,704     1.76
   Mortgage.......................    216,038     55.45    230,555    60.40
Consumer, net.....................     28,441      7.30     27,893     7.31
Lease financing, net..............      1,758      0.45      2,230     0.58
                                     --------    ------   --------   ------
   Loans, net of unearned income..    389,606    100.00%   381,723   100.00%
                                                 ======              ======
Less: allowance for loan losses...      4,067                3,859
                                     --------             --------
      Net loans...................   $385,539             $377,864
                                     ========             ========

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price our loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans. Approximately 47.7 percent of the lending portfolio is expected to reprice within the next 12 months.

The maturity and repricing information of the loan portfolio by major classification at September 30, 2005, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                       AFTER ONE
                                             WITHIN    BUT WITHIN      AFTER
SEPTEMBER 30, 2005                          ONE YEAR   FIVE YEARS   FIVE YEARS     TOTAL
------------------                          --------   ----------   ----------   --------
Maturity schedule:
Commercial, financial and others ........   $ 52,978    $ 29,244     $ 56,857    $139,079
Real estate:
   Construction .........................      4,290                                4,290
   Mortgage .............................     13,540      51,076      151,422     216,038
Consumer, net ...........................      9,604      15,525        3,312      28,441
Lease financing, net ....................        638       1,120                    1,758
                                            --------    --------     --------    --------
      Total .............................   $ 81,050    $ 96,965     $211,591    $389,606
                                            ========    ========     ========    ========

Repricing schedule:
Predetermined interest rates ............   $ 41,266    $ 69,035     $ 46,166    $156,467
Floating- or adjustable-interest rates ..    144,392      88,747                  233,139
                                            --------    --------     --------    --------
      Total .............................   $185,658    $157,782     $ 46,166    $389,606
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

The contractual amounts of off-balance sheet commitments at September 30, 2005 and December 31, 2004, are summarized as follows:

DISTRIBUTION OF OFF-BALANCE SHEET COMMITMENTS

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                               2005           2004
                                                          -------------   ------------
Commitments to extend credit ..........................      $55,724         $49,504
Unused portions of home equity and credit card lines ..       14,138          12,776
Commercial letters of credit ..........................       10,234           9,062
                                                             -------         -------
   Total ..............................................      $80,096         $71,342
                                                             =======         =======

These commitments are generally issued for one year or less and often expire unused in whole or in part by the customer. We record an allowance for credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at September 30, 2005 and December 31, 2004. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at September 30, 2005 and 2004, are summarized as follows:

SEPTEMBER 30,                                                        2005   2004
-------------                                                        ----   ----
United States ....................................................   5.1%   5.1%
Pennsylvania .....................................................   4.8    5.3
Lackawanna county ................................................   5.0    5.6
Monroe county ....................................................   4.9    5.9
Susquehanna county ...............................................   4.4    4.6
Wayne county .....................................................   4.7    4.4
Wyoming county ...................................................   5.2%   5.7%

The employment conditions were unchanged for the Nation, while improving for the Commonwealth of Pennsylvania and the majority of the counties within our market area from one year ago. Job gains in service-producing industries, specifically professional and business services and health care, continued to be the driving force behind the improved employment climate. Similarly, employment conditions improved for all but one of the counties in our local market area. Additional jobs created in our area more than sustained the growth in the civilian labor force. We anticipate labor conditions to remain favorable in our market area for the remainder of 2005. However, no assurance can be given that these favorable employment conditions will continue. Our asset quality could be adversely affected should employment conditions weaken.

Our asset quality deteriorated from year-end 2004 as evidenced by a $1,405 or
42.8 percent increase in nonperforming assets to $4,689 at September 30, 2005, from $3,284 at year-end 2004. The majority of the increase resulted from a $1.1 million rise in nonaccrual loans. Commercial loans placed on nonaccrual status increased $736 and nonaccruing mortgage loans increased $395. Accruing loans past due 90 days or more increased $215 and foreclosed assets rose $44.

In comparison to the previous quarter-end, nonperforming assets increased $1,077, which resulted primarily from an increase of $632 in accruing loans past due 90 days or more. Specifically, the amount of residential mortgages past due 90 days or more and still accruing rose $557. As a percentage of loans, net of unearned income, nonperforming assets equaled 1.20 percent at September 30, 2005 compared to 0.93 percent at the close of the second quarter and 0.86 percent at year-end 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

As of September 30, 2005, there were nine properties with an aggregate carrying value of $443 held as foreclosed assets. We foreclosed upon eight loans totaling $318 during the nine months ended September 30, 2005. Five properties with an aggregate carrying value of $274 were sold for $331, resulting in a net realized gain of $57.

Information concerning nonperforming assets at September 30, 2005, and December 31, 2004, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                               2005           2004
                                                          -------------   ------------
Nonaccrual loans:
Commercial, financial and others ......................      $1,585          $  849
Real estate:
   Construction .......................................
   Mortgage ...........................................       1,518           1,123
Consumer, net .........................................          15
Lease financing, net ..................................
                                                             ------          ------
      Total nonaccrual loans ..........................       3,118           1,972
                                                             ------          ------
Accruing loans past due 90 days or more:
Commercial, financial and others ......................         215              91
Real estate:
   Construction .......................................
   Mortgage ...........................................         709             653
Consumer, net .........................................         171             169
Lease financing, net ..................................          33
                                                             ------          ------
      Total accruing loans past due 90 days or more ...       1,128             913
                                                             ------          ------
      Total nonperforming loans .......................       4,246           2,885
                                                             ------          ------
Foreclosed assets .....................................         443             399
                                                             ------          ------
      Total nonperforming assets ......................      $4,689          $3,284
                                                             ======          ======
Ratios:
Nonperforming loans as a percentage of loans, net .....        1.09%           0.76%
Nonperforming assets as a percentage of loans, net ....        1.20%           0.86%

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning impaired loans at September 30, 2005, and December 31, 2004, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2005           2004
                                                    -------------   ------------
Nonaccrual loans:
Commercial, financial and others ................       $1,585         $  849
Real estate:
   Construction .................................
   Mortgage .....................................        1,518          1,123
Consumer, net ...................................           15
Lease financing, net ............................
                                                        ------         ------
      Total nonaccrual loans ....................        3,118          1,972
                                                        ------         ------
Accruing loans:
Commercial, financial and others ................        1,258          3,889
Real estate:
   Construction .................................
   Mortgage .....................................        1,615          1,205
Consumer, net ...................................            1
Lease financing, net ............................
                                                        ------         ------
      Total accruing loans ......................        2,874          5,094
                                                        ------         ------
      Total impaired loans ......................       $5,992         $7,066
                                                        ======         ======
Ratio:
Impaired loans as a percentage of loans, net ....         1.54%          1.85%

Impaired loans decreased $1,074 or 15.2 percent to $5,992 at September 30, 2005, from $7,066 at year-end 2004. A $2,220 reduction in accruing loans with impaired status was partially offset by a $1,146 increase in nonaccrual loans. The majority of the decrease in impaired loans was due to a reduction in our risk exposure associated with one commercial customer involved in a land development. The development interest was sold to an unrelated third party, resulting in a reduction in the outstanding debt to this customer. In comparison to the previous quarter end, impaired loans remained relatively stable, decreasing just under 1.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information relating to the recorded investment in impaired loans at September 30, 2005 and December 31, 2004, is summarized as follows:

                               SEPTEMBER 30,   DECEMBER 31,
                                    2005           2004
                               -------------   ------------
Impaired loans:
With a related allowance ...       $4,188         $2,930
With no related allowance ..        1,804          4,136
                                   ------         ------
   Total ...................       $5,992         $7,066
                                   ======         ======

The analysis of changes affecting the allowance for loan losses related to impaired loans for the nine months ended September 30, 2005, is summarized as follows:

                               SEPTEMBER 30,
                                    2005
                               -------------
Balance at January 1........       $1,179
Provision for loan losses...        1,709
Loans charged-off...........          263
Loans recovered.............
                                   ------
Balance at period-end.......       $2,625
                                   ======

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and nine-month periods ended September 30, 2005 and 2004 are summarized as follows:

                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                   ------------------   -----------------
                                                      2005     2004       2005     2004
                                                     ------   ------     ------   ------
Gross interest due under terms .................     $  103   $  101     $  321   $  169
Interest income recognized .....................         76       90        243      150
                                                     ------   ------     ------   ------
Interest income not recognized .................     $   27   $   11     $   78   $   19
                                                     ======   ======     ======   ======

Interest income recognized (cash-basis) ........     $   76   $   90     $  243   $  150
Average recorded investment in impaired loans ..     $5,918   $6,846     $6,298   $3,680

Cash received on impaired loans applied as a reduction of principal totaled $5,093 and $208 for the nine and three months ended September 30, 2005. For the respective periods of 2004 cash receipts on impaired loans totaled $851 and $607. There were no commitments to extend additional funds to such parties at September 30, 2005.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The allocation of the allowance for loan losses at September 30, 2005 and December 31, 2004, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                             SEPTEMBER 30,        DECEMBER 31,
                                                  2005                2004
                                           -----------------   -----------------
                                                    CATEGORY            CATEGORY
                                                      AS A                AS A
                                                      % OF                % OF
                                           AMOUNT     LOANS    AMOUNT     LOANS
                                           ------   --------   ------   --------
Allocated allowance:
Specific:
Commercial, financial and others .......   $1,774      0.73%   $  728      1.24%
Real estate:
   Construction
   Mortgage ............................      835      0.80       451      0.61
Consumer, net ..........................       16      0.01
Lease financing, net ...................
                                           ------    ------    ------    ------
      Total specific ...................    2,625      1.54     1,179      1.85
                                           ------    ------    ------    ------

Formula:
Commercial, financial and others .......      201     34.97       149     28.71
Real estate:
   Construction ........................               1.10                1.76
   Mortgage ............................      607     54.65       878     59.79
Consumer, net ..........................      424      7.29       288      7.31
Lease financing, net ...................        1      0.45         1      0.58
                                           ------    ------    ------    ------
      Total formula ....................    1,233     98.46     1,316     98.15
                                           ------    ------    ------    ------
      Total allocated allowance ........    3,858    100.00%    2,495    100.00%
                                                     ======              ======
Unallocated allowance ..................      209               1,364
                                           ------              ------
      Total allowance for loan losses ..   $4,067              $3,859
                                           ======              ======

The allocated allowance for loan losses account increased $1,363 to $3,858 at September 30, 2005, from $2,495 at December 31, 2004. The increase resulted from a $1,446 addition to the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, partially offset by an $83 reduction in the formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5. The increase in the specific portion primarily resulted from an increase in commercial loans which have been identified as impaired with a recorded investment in excess of fair value.

The unallocated portion of the allowance for loan losses equaled $209 at the end of the third quarter of 2005 compared to $1,364 at year-end 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The decrease in the unallocated portion of the allowance for loan losses account was deemed appropriate due to the improvement in the economic climate in our market area.

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the nine months ended September 30, 2005, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                        SEPTEMBER 30,
                                                                             2005
                                                                        -------------
Allowance for loan losses at beginning of period ....................      $3,859
Loans charged-off:
Commercial, financial and others ....................................          72
Real estate:
   Construction .....................................................
   Mortgage .........................................................         124
Consumer, net .......................................................         276
Lease financing, net ................................................
                                                                           ------
      Total .........................................................         472
                                                                           ------

Loans recovered:
Commercial, financial and others ....................................           1
Real estate:
   Construction .....................................................
   Mortgage .........................................................          12
Consumer, net .......................................................          48
Lease financing, net ................................................
                                                                           ------
      Total .........................................................          61
                                                                           ------
Net loans charged-off ...............................................         411
                                                                           ------
Provision charged to operating expense ..............................         619
                                                                           ------
Allowance for loan losses at end of period ..........................      $4,067
                                                                           ======

Ratios:
Net loans charged-off as a percentage of average loans outstanding ..        0.14%
Allowance for loan losses as a percentage of period end loans .......        1.04%

The allowance for loan losses account equaled $4,067 at September 30, 2005, an increase of $208 from $3,859 at the end of 2004. For the nine months ended September 30, 2005, the provision for loan losses of $619 exceeded net charge-offs of $411. As a percentage of loans, net of unearned income, the allowance equaled 1.04 percent at the end of the third quarter of 2005 and 1.01 percent at year-end 2004. The allowance account covered 86.7 percent of nonperforming assets at September 30, 2005 and 117.5 percent at December 31, 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $411 or 0.14 percent of average loans outstanding for the nine months ended September 30, 2005, compared to $225 or 0.08 percent for the same period last year.

DEPOSITS:

Disposable personal income rose at an annual rate of 3.8 percent in the third quarter of 2005. Despite the increase in income, personal savings for the three months ended September 30, 2005, declined at an annual rate of 1.1 percent as consumers spent more than they made. Personal spending rose at an annual rate of
3.9 percent in the third quarter. The negative savings rate directly impacted the banking industry as demand for deposits slowed considerably. As a result, competition for deposits escalated in 2005, which in turn drove up the costs associated with deposit gathering.

Total deposits increased $9.1 million or at an annual rate of 7.5 percent to $490.1 million at September 30, 2005 from $481.0 million at the close of the previous quarter. Interest-bearing deposits increased $11.5 million, while noninterest-bearing deposits declined $2.4 million. The majority of the growth in interest-bearing deposits was concentrated in money market and NOW accounts due to the cyclical influx of monies in the third quarter from tax deposits of local area school districts. Money market accounts increased $12.0 million and NOW accounts rose $3.4 million. Although we did not aggressively compete for certificates of deposit, we did continue to offer a promotional rate for certificates of deposit having a 13-month maturity term in order to retain our current customer base. As a result, time deposits, including large denomination time deposits, rose by a moderate $3.4 million to $210.4 million at September 30, 2005, from $207.0 million at June 30, 2005. However, indicative of the negative savings rate nationally, our savings deposits declined $7.3 million, or at an annual rate of 23.4 percent, to $116.7 million at the close of the third quarter, from $124.0 million at the previous quarter end. The majority of the decrease was concentrated in the consumer sector, as personal savings accounted for 62.2 percent of the overall decline.

In comparison to year-end 2004, total deposits increased $11.6 million or at an annualized rate of 3.2 percent. Noninterest-bearing deposits rose $3.3 million and interest-bearing accounts increased $8.3 million.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 2005 and 2004, are summarized as follows:

DEPOSIT DISTRIBUTION

                                     SEPTEMBER 30,        SEPTEMBER 30,
                                         2005                 2004
                                  ------------------   ------------------
                                   AVERAGE   AVERAGE    AVERAGE   AVERAGE
                                   BALANCE     RATE     BALANCE     RATE
                                  --------   -------   --------   -------
Interest-bearing:
Money market accounts..........   $ 22,266    1.36%    $ 18,416    0.96%
NOW accounts...................     52,889    1.56       40,351    0.88
Savings accounts...............    121,536    0.88      130,053    0.75
Time deposits less than $100...    179,427    3.62      180,608    3.68
Time deposits $100 or more.....     29,600    3.45       28,206    3.32
                                  --------             --------
   Total interest-bearing......    405,718    2.39%     397,634    2.28%
Noninterest-bearing............     71,190               62,316
                                  --------             --------
   Total deposits..............   $476,908             $459,950
                                  ========             ========

For the nine months ended September 30, 2005, average total deposits increased $17.0 million or 3.7 percent to $476.9 million compared to $459.9 million for the same period of 2004. We experienced strong growth in our noninterest-bearing deposits which rose $8.9 million or 14.3 percent. Average interest-bearing deposits grew $8.1 million or 2.0 percent. NOW accounts, money market accounts and large denomination time deposits averaged higher, while average savings accounts and time deposits less than $100 declined. The rise in short-term interest rates resulted in an 11 basis point increase in the cost of deposits to
2.39 percent for the nine months ended September 30, 2005, from 2.28 percent for the same period of 2004. It is anticipated that the FOMC will continue to raise interest rates throughout the remainder of 2005. We anticipate a continued increase in our cost of funds given the FOMC's current monetary policy stance coupled with heightened competition for deposits within our market area.

Volatile deposits, time deposits in denominations of $100 or more, equaled $27.6 million at September 30, 2005, a $6.9 million decrease from $34.5 million at December 31, 2004. These deposits averaged $29.6 million for the nine months ended September 30, 2005, compared to $28.2 million for the same nine months of last year. The year-to-date average cost of these deposits rose 13 basis points to 3.45 percent in 2005, compared to 3.32 percent in 2004.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Maturities of time deposits of $100 or more at September 30, 2005, and December 31, 2004, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                               SEPTEMBER 30,   DECEMBER 31,
                                                    2005           2004
                                               -------------   ------------
Within three months.........................      $ 7,146         $ 7,353
After three months but within six months....        2,251           4,426
After six months but within twelve months...        4,349           6,198
After twelve months.........................       13,833          16,515
                                                  -------         -------
   Total....................................      $27,579         $34,492
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

INTEREST RATE SENSITIVITY

                                                     DUE AFTER      DUE AFTER
                                                    THREE MONTHS    ONE YEAR
                                     DUE WITHIN      BUT WITHIN    BUT WITHIN    DUE AFTER
SEPTEMBER 30, 2005                  THREE MONTHS   TWELVE MONTHS   FIVE YEARS   FIVE YEARS     TOTAL
------------------                  ------------   -------------   ----------   ----------   --------
Rate-sensitive assets:
Investment securities ...........     $  8,399       $ 25,357       $ 34,084      $30,916    $ 98,756
Loans held for sale, net ........        3,538                                                  3,538
Loans, net of unearned income ...      124,072         61,586        157,782       46,166     389,606
Federal funds sold ..............       22,700                                                 22,700
                                      --------       --------       --------      -------    --------
   Total ........................     $158,709       $ 86,943       $191,866      $77,082    $514,600
                                      ========       ========       ========      =======    ========

Rate-sensitive liabilities:
Money market accounts ...........                    $ 32,163                                $ 32,163
NOW accounts ....................                      59,842                                  59,842
Savings accounts ................                                   $116,679                  116,679
Time deposits less than $100 ....     $ 26,528         54,557         80,619      $21,128     182,832
Time deposits $100 or more ......        7,146          6,600         10,550        3,283      27,579
                                      --------       --------       --------      -------    --------
   Total ........................     $ 33,674       $153,162       $207,848      $24,411    $419,095
                                      ========       ========       ========      =======    ========

Rate sensitivity gap:
   Period .......................     $125,035       $(66,219)      $(15,982)     $52,671
   Cumulative ...................     $125,035       $ 58,816       $ 42,834      $95,505    $ 95,505

RSA/RSL ratio:
   Period .......................         4.71           0.57           0.92         3.16
   Cumulative ...................         4.71           1.31           1.11         1.23        1.23

Our cumulative one-year RSA/RSL ratio equaled 1.31 at September 30, 2005, compared to 1.39 at the end of the previous quarter. As previously mentioned, these ratios indicate that if interest rates increase our earnings would likely be favorably impacted. Given the current rate environment and the position of the FOMC that rates will, more than likely, increase over the near term, ALCO continued to focus its efforts on maintaining the positive gap position between RSA and RSL. Specifically, we predominantly offer commercial loans with adjustable-rate terms that either reprice immediately or within one year. Should interest rates increase, a greater amount of RSA would reprice upward in the near term and at a faster pace than RSL, thereby positively affecting net interest income. However,

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

The change in our RSA/RSL ratio from the end of the second quarter of 2005 resulted from a $20.3 million increase in RSL repricing within the next twelve months, partially offset by a $14.3 million increase in RSA repricing within the same timeframe. The increase in RSL resulted primarily from a $15.4 million increase in interest-bearing transaction accounts, specifically money market accounts and NOW accounts. We have deposit relationships with several school districts in our market area. We cyclically experience an increase in these types of deposit accounts due to an influx of monies from school tax payments due during the third quarter. Also affecting RSL maturing or repricing within this timeframe were increases of $3.2 million in time deposits less than $100 and $1.7 million in time deposits of $100 or more. An increase in federal funds sold of $9.7 million was the predominant factor leading to the change in RSA. In addition, loans, net of unearned income, maturing or repricing within the next twelve months rose $4.5 million. The change in investment securities maturing or repricing during the same timeframe and loans held for sale, net was negligible.

We experienced a decrease in our three-month ratio to 4.71 at September 30, 2005, from 6.10 at the end of the previous quarter. RSL increased $9.7 million and RSA increased $12.5 million as compared to the previous quarter. At the end of 2004, we began offering promotional rates on certificates of deposit with a 13-month maturity term. Certificates of deposit opened at the onset of this promotion will begin maturing during the fourth quarter of 2005. Similar to the twelve-month ratio, the increase in federal funds sold led to the increase in RSA maturing or repricing within the next three months.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2005, produced results similar to those indicated by the one-year static gap position. Given parallel and instantaneous shifts in interest rates of plus 100 and 200 basis points, net interest income should increase by 1.9 percent and 4.2 percent. Conversely, given an instantaneous and parallel shift in general market rates of minus 100 basis points and 200 basis points, net interest income would decrease by 2.7 percent and 8.1 percent. We will continue to monitor our IRR for the remainder of 2005 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a positive IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

maturing after September 30, 2005. Our noncore funds consist of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2005, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was negative 6.7 percent. In addition, our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled negative 10.0 percent at the end of the third quarter of 2005. Negative ratios indicated that at September 30, 2005, we did not rely on noncore sources to fund our long-term assets. As a result of achieving higher negative ratios, our liquidity position improved in comparison to the end of the previous quarter. These ratios at June 30, 2005, were negative 4.7 percent and negative 8.0 percent. We believe that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities and further illustrates the improvement in our liquidity position. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, increased $23.7 million during the nine months ended September 30, 2005. In comparison, cash and cash equivalents decreased $1.7 million for the same period last year. Net cash of $10.1 million provided by financing activities, coupled with net cash of $9.9 million provided by investing activities were the primary factors leading to the increase in cash and cash equivalents. In addition, operating activities provided us with net cash of $3.7 million. For the same period of 2004, net cash provided by financing activities of $17.4 million and operating activities of $5.6 million was more than offset by net cash used in investing activities of $24.7 million.

Deposit gathering is our predominant financing activity. Deposit gathering slowed somewhat comparing the nine months ended September 30, 2005 and 2004. Deposit gathering provided $11.6 million in net cash in 2005, a decrease of $8.2 million compared to $19.8 million in 2004. For the nine months ended September 30, 2005, interest-bearing transaction accounts increased $12.1 million while time deposits decreased $0.5 million.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Investing activities primarily involve transactions related to our investment securities and lending activities. The net cash provided by investing activities of $9.9 million was caused primarily by repayments of investment securities of $37.3 million surpassing purchases of investment securities of $18.5 million and a net increase in lending activities of $8.7 million.

Operating activities provided net cash of $3.7 million for the nine months ended September 30, 2005. Net income of $3.9 million, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses and net changes in current assets, was the primary source of funds from operations. In comparison, for the same period of 2004, net cash provided by operations amounted to $5.6 million. The $1.9 million decrease in net cash provided by operating activities primarily resulted from a $1.6 million decrease in loans held for sale, net.

CAPITAL ADEQUACY:

Stockholders' equity totaled $49.2 million at September 30, 2005, an increase of $1.9 million compared to $47.3 million at December 31, 2004. Net income of $3.9 million was partially offset by common stock repurchased and net cash dividends declared. On a per share basis, stockholders' equity equaled $26.50 per share at the end of the third quarter of 2005, compared to $25.38 per share at year-end 2004.

During the nine months ended September 30, 2005, 10,644 shares of common stock were repurchased at an aggregate cost of $435. Dividends declared during this same time period totaled $1,285. On a per share basis year-to-date dividends declared equaled $0.69 in 2005, an increase of 4.5 percent compared to $0.66 in 2004. The dividend payout ratio was 33.1 percent for the nine months ended September 30, 2005, compared to 35.7 percent for the same nine months of 2004. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the nine months ended September 30, 2005, 4,623 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2005 and 2004. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our and Community Bank's capital ratios at September 30, 2005 and 2004, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                           MINIMUM TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                     MINIMUM FOR CAPITAL    PROMPT CORRECTIVE
                                                      ACTUAL          ADEQUACY PURPOSES     ACTION PROVISIONS
                                               -------------------   -------------------   ------------------
SEPTEMBER 30,                                    2005       2004        2005      2004        2005      2004
-------------                                  --------   --------    -------   -------     -------   -------
Basis for ratios:
Tier I capital to risk-weighted assets:
   Consolidated.............................   $ 47,644   $ 44,726    $16,296   $15,598
   Community Bank...........................     45,552     43,153     16,270    15,580     $24,405   $23,369
Total capital to risk-weighted assets:
   Consolidated.............................     51,711     48,535     32,591    31,196
   Community Bank...........................     49,619     46,962     32,540    31,159      40,675    38,949
Tier I capital to total average assets
   less goodwill:
   Consolidated.............................     47,644     44,726     21,283    20,377
   Community Bank...........................     45,552     43,153    $21,254   $20,349     $26,568   $25,436
Risk-weighted assets:
   Consolidated.............................    396,723    378,925
   Community Bank...........................    396,083    378,463
Risk-weighted off-balance sheet items:
   Consolidated.............................     10,669     11,025
   Community Bank...........................     10,669     11,025
Average assets for Leverage ratio:
   Consolidated.............................    532,076    509,437
   Community Bank...........................   $531,357   $508,716

Ratios:
Tier I capital as a percentage of risk-
   weighted assets and off-balance sheet
   items:
   Consolidated.............................       11.7%      11.5%       4.0%      4.0%        6.0%      6.0%
   Community Bank...........................       11.2       11.1        4.0       4.0         6.0       6.0
Total of Tier I and Tier II capital as a
   percentage of risk-weighted assets and
   off-balance sheet items:
   Consolidated.............................       12.7       12.5        8.0       8.0        10.0      10.0
   Community Bank...........................       12.2       12.1        8.0       8.0        10.0      10.0
Tier I capital as a percentage of total
   average assets less intangible assets:
   Consolidated.............................        9.0        8.8        4.0       4.0         5.0       5.0
   Community Bank...........................        8.6%       8.5%       4.0%      4.0%        5.0%      5.0%

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

Based on the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at September 30, 2005. There are no conditions or events since this notification that we believe have changed Community Bank's category.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the third quarter of 2005 increased $315 to $1,380 or $0.74 per share in 2005 from $1,065 or $0.56 per share in 2004. The 29.6 percent improvement resulted primarily from a 10.2 percent increase in net interest income. In addition, greater operating efficiency also factored into the earnings improvement, as noninterest expense declined 3.8 percent comparing the third quarters of 2005 and 2004. Year-to-date net income improved $380 to $3,880 or $2.08 per share in 2005 compared to $3,500 or $1.84 per share in 2004.

For the third quarter, return on average assets and return on average stockholders' equity improved to 1.02 percent and 11.10 percent in 2005 compared to 0.82 percent and 9.00 percent in 2004. Return on average assets and return on average stockholders' equity for the nine months ended September 30, 2005, were
0.97 percent and 10.69 percent compared to 0.92 percent and 9.88 percent for the same period of 2004.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                             2005 VS. 2004            2005 VS. 2004
                                          INCREASE (DECREASE)      INCREASE (DECREASE)
                                            ATTRIBUTABLE TO          ATTRIBUTABLE TO
                                        ----------------------   -----------------------
                                         TOTAL                    TOTAL
                                        CHANGE   RATE   VOLUME   CHANGE    RATE   VOLUME
                                        ------   ----   ------   ------   -----   ------
Interest income:
Loans:
   Taxable...........................    $404    $284    $120    $  739   $ 155   $  584
   Tax-exempt........................     220      71     149       620     187      433
Investments:
   Taxable...........................       1       1                (2)   (125)     123
   Tax-exempt........................       6       2       4       (18)      3      (21)
Federal funds sold...................      76     100     (24)       52     131      (79)
                                         ----    ----    ----    ------   -----   ------
      Total interest income..........     707     458     249     1,391     351    1,040
                                         ----    ----    ----    ------   -----   ------
Interest expense:
Money market accounts................      39      24      15        94      62       32
NOW accounts.........................     122      85      37       351     249      102
Savings accounts.....................      40      63     (23)       71     121      (50)
Time deposits less than $100.........     (16)    (15)     (1)     (113)    (76)     (37)
Time deposits $100 or more...........      14      14                61      27       34
Short-term borrowings................                               106       1      105
                                         ----    ----    ----    ------   -----   ------
      Total interest expense.........     199     171      28       570     384      186
                                         ----    ----    ----    ------   -----   ------
      Net interest income............    $508    $287    $221    $  821   $ (33)  $  854
                                         ====    ====    ====    ======   =====   ======

For the three months ended September 30, tax-equivalent net interest income improved $508 to $5,044 in 2005 from $4,536 in 2004. Rising interest rates coupled with strategic balance sheet positioning were the primary factors leading to the 11.2 percent improvement. In addition, a positive volume variance also contributed, as earning assets grew at a faster pace than interest-bearing liabilities. In anticipation of a change in monetary policy, for the prior two years management took steps to strategically reposition the repricing structure of the balance sheet. Specifically, commercial loans were originated with terms repricing either immediately or

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

within the near term. On the liability side, management sought to lengthen the terms of time deposits through offering special pricing for longer-term maturities. Due to these efforts, rising interest rates have caused earning asset yields to reprice at a faster comparable pace than that of our cost of interest-bearing liabilities. Specifically, tax-equivalent loan yields for the third quarter improved 33 basis points to 6.38 percent in 2005 from 6.05 percent in 2004. Yields on the investment portfolio and federal funds sold rose 3 basis points and 203 basis points. Overall, the tax-equivalent yield on earning assets increased 37 basis points. Conversely, the rate paid on interest-bearing liabilities rose 16 basis points comparing the third quarters of 2005 and 2004. These changes together resulted in a positive variance of $287 in tax-equivalent net interest income.

With regard to volume, earning assets averaged $507.1 million for the third quarter of 2005, an increase of $15.4 million compared to $491.7 million for the same quarter of 2004. Specifically, loans, net of unearned income averaged $18.3 million higher, while average investments and federal funds sold declined $2.9 million. These changes in the volume of earning assets resulted in additional interest revenue of $249. Partially offsetting the additional interest revenue was an increase in interest expense of $28 resulting from growth in interest-bearing liabilities of $5.2 million. The majority of the growth was concentrated in interest-bearing transaction accounts, specifically money market and NOW accounts. The average balances of savings accounts and time deposits decreased when comparing the third quarters of 2005 and 2004.

On a year-to-date basis, tax-equivalent net interest income increased $821 or
6.0 percent to $14,512 in 2005 from $13,691 in 2004. Growth in average earning assets over that of interest-bearing liabilities resulted in additional tax-equivalent net interest income of $854. Slightly offsetting, the positive volume variance was a negative rate variance of $33, as the net interest spread decreased 1 basis point to 3.38 percent in 2005. With regard to volume, average loans, net of unearned income grew $24.2 million or 6.5 percent in 2005, which resulted in additional interest revenue of $1,017. In total, growth in earning assets impacted tax-equivalent interest income by $1,040. Partially offsetting the increase in interest revenue was additional interest expense of $186 which resulted from growth in average interest-bearing liabilities of $13.3 million. Average interest-bearing deposits rose $8.1 million, while short-term borrowings increased $5.2 million.

Partially offsetting the positive volume variance was a negative rate variance. A 12 basis point rise in funds costs, almost entirely mitigated by an 11 basis point increase in the tax-equivalent yield on average

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

earning assets, resulted in a $33 decrease in tax-equivalent net interest income. The rise in short-term interest rates directly impacted our cost of funds. Specifically, we experienced increased costs from variable rate interest-bearing commercial transaction accounts, which include money market, NOW and savings accounts. The average rate paid for these types of accounts rose 40 basis points, 68 basis points and 13 basis points. These increases resulted in additional interest expense of $62, $249 and $121. Although we have experienced rate competition with regard to time deposits, the average rate paid for time deposits less than $100 fell 6 basis points and resulted in a reduction in interest expense of $76, as higher-yielding, long-term certificates repriced at lower rates. The rate paid for volatile, large denomination time deposits rose 13 basis points. With regard to earning assets, the tax-equivalent yield on loans increased 9 basis points to 6.20 percent in 2005 from 6.11 percent in 2004. This resulted in additional interest revenue of $342. In addition, the average yield on federal funds sold improved 213 basis points, adding $131 to interest revenue. Partially offsetting these increases was a 24 basis point reduction in the tax-equivalent yield on investments, which resulted in a $122 reduction in net interest income.

Maintenance of an adequate net interest margin is one of our primary concerns. For the third quarter of 2005, our net interest margin improved 11 basis points to 3.95 percent compared to 3.84 percent for the previous quarter. In comparison to the same quarter of 2004, this was a 28 basis point improvement. For the nine months ended September 30, 2005, our net interest margin widened 4 basis points to 3.83 percent compared to 3.79 percent for the same nine months of 2004. Although this 4 basis point increase appears only to be a minor improvement, it is in fact significant as it is a marked improvement in the year-to-date comparison of the net interest margin over the prior period. On a year-to-date basis for the six months ended June 30, the net interest margin declined 8 basis points from 3.85 percent in 2004 to 3.77 percent in 2005. We anticipate that any further actions by the FOMC to raise interest rates will continue to positively impact our margin. However, no assurance can be given that net interest income will not be adversely affected by changes in general market rates. We believe following prudent pricing practices, coupled with careful investing, will assist us in widening our net interest margin.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the nine months ended September 30, 2005 and 2004, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                              SEPTEMBER 30, 2005               SEPTEMBER 30, 2004
                                                        ------------------------------   ------------------------------
                                                                   INTEREST    AVERAGE              INTEREST    AVERAGE
                                                         AVERAGE    INCOME/   INTEREST    AVERAGE    INCOME/   INTEREST
                                                         BALANCE    EXPENSE     RATE      BALANCE    EXPENSE     RATE
                                                        --------   --------   --------   --------   --------   --------
ASSETS:
Earning assets:
Loans:
   Taxable ..........................................   $356,739   $ 16,864     6.32%    $344,361    $16,125     6.25%
   Tax-exempt .......................................     39,826      1,536     5.16       28,050        916     4.36
Investments:
   Taxable ..........................................     71,712      1,555     2.90       66,379      1,557     3.13
   Tax-exempt .......................................     31,706      1,770     7.46       32,089      1,788     7.44
Federal funds sold ..................................      6,280        158     3.36       11,550        106     1.23
                                                        --------   --------              --------    -------
      Total earning assets ..........................    506,263     21,883     5.78%     482,429     20,492     5.67%
Less: allowance for loan losses .....................      4,000                            3,745
Other assets ........................................     30,302                           31,510
                                                        --------                         --------
      Total assets ..................................   $532,565                         $510,194
                                                        ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts ...............................   $ 22,266        226     1.36%    $ 18,416        132     0.96%
NOW accounts ........................................     52,889        618     1.56       40,351        267     0.88
Savings accounts ....................................    121,536        799     0.88      130,053        728     0.75
Time deposits less than $100 ........................    179,427      4,859     3.62      180,608      4,972     3.68
Time deposits $100 or more ..........................     29,600        763     3.45       28,206        702     3.32
Short-term borrowings ...............................      5,203        106     2.72
                                                        --------   --------                          -------
      Total interest-bearing liabilities ............    410,921      7,371     2.40%     397,634      6,801     2.28%
Noninterest-bearing deposits ........................     71,190                           62,316
Other liabilities ...................................      1,906                            2,907
Stockholders' equity ................................     48,548                           47,337
                                                        --------                         --------
      Total liabilities and stockholders' equity ....   $532,565                         $510,194
                                                        ========   --------              ========    -------
      Net interest/income spread ....................              $ 14,512     3.38%                $13,691     3.39%
                                                                   ========                          =======
      Net interest margin ...........................                           3.83%                            3.79%
Tax equivalent adjustments:
Loans ...............................................              $    522                          $   312
Investments .........................................                   602                              608
                                                                   --------                          -------
      Total adjustments .............................              $  1,124                          $   920
                                                                   ========                          =======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $2,089 and $2,882 for the nine months ended September 30, 2005 and 2004 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PROVISION FOR LOAN LOSSES:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio. For the three months and nine months ended September 30, the provision for loan losses totaled $161 and $619 in 2005, compared to $150 and $450 in 2004.

NONINTEREST INCOME:

For the third quarter, noninterest income remained relatively stable at $865 in 2005 and $864 in 2004. Continued strength in the housing market fueled by low mortgage rates resulted in a $35 increase in net gains on the sale of residential mortgages. Service charges, fees and commissions decreased $34. Year-to-date noninterest revenue totaled $3,043 in 2005, an increase of $377 or
14.1 percent from $2,666 in 2004. Included in noninterest revenue in 2005 was a $235 net gain on the sale of the merchant services portfolio in an asset purchase and revenue sharing agreement with a third party. Service charges, fees and commissions improved $153 or 6.8 percent.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Major components of noninterest expense for the three months and nine months ended September 30, 2005 and 2004, are summarized as follows:

NONINTEREST EXPENSES

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                               ------------------   -----------------
                                                  2005     2004       2005      2004
                                                 ------   ------    -------   -------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes .................     $1,444   $1,424    $ 4,398   $ 4,228
Employee benefits ..........................        334      348      1,018     1,024
                                                 ------   ------    -------   -------
   Salaries and employee benefits expense ..      1,778    1,772      5,416     5,252
                                                 ------   ------    -------   -------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense ......................        297      259        910       834
Equipment expense ..........................        291      307        900       995
                                                 ------   ------    -------   -------
   Net occupancy and equipment expense .....        588      566      1,810     1,829
                                                 ------   ------    -------   -------

OTHER EXPENSES:
Marketing expense ..........................        155      170        457       449
Other taxes ................................         88       99        330       295
Stationery and supplies ....................         84      106        265       272
Contractual services .......................        495      392      1,415     1,165
Insurance including FDIC assessment ........         64       60        206       167
Other ......................................        368      599      1,141     1,557
                                                 ------   ------    -------   -------
   Other expenses ..........................      1,254    1,426      3,814     3,905
                                                 ------   ------    -------   -------
      Total noninterest expense ............     $3,620   $3,764    $11,040   $10,986
                                                 ======   ======    =======   =======

For the three months ended September 30, 2005, noninterest expense declined $144 or 3.8 percent in comparison to the same three months of 2004. Other expense decreased $172, while salary and employee benefits expense and net occupancy and equipment expense increased by $6 and $22. The expense curtailment led to greater efficiency as evidenced by an improvement in the efficiency ratio, an industry measure of productivity. This ratio, defined as noninterest expense as a percentage of net interest income and noninterest income, improved to 65.4 percent for the third quarter of 2005 from 73.8 percent for the same quarter of 2004. Year-to-date noninterest expense totaled $11,040 in 2005, an increase of $54 compared to $10,986 in 2004.

For the nine months ended September 30, 2005, salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $5,416, an increase of $164 or 3.1 percent compared to $5,252 for the same period of 2004. The increase resulted from annual merit increases partially offset by a slight decrease in employee benefit costs. Recently, management decided to require employees to contribute a portion of the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

premium charged for additional family members covered under the traditional health plan. As a result, a higher percentage of employees opted for the lower-costing HMO option for health insurance.

Year-to-date net occupancy and equipment expense decreased $19 or 1.0 percent in 2005. Higher maintenance costs, utility costs and real estate taxes were more than offset by a reduction in depreciation expense.

Other expenses decreased $91 to $3,814 for the nine months ended September 30, 2005, from $3,905 for the same nine months of the prior year. Higher audit-related expenses incurred to prepare for compliance with the Sarbanes-Oxley Act, additional marketing costs and increased Pennsylvania bank shares tax, were offset by a reduction in fees associated with operating our merchant services portfolio.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the bank's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Recently, the FDIC decided to retain the existing BIF assessment schedules of $0.00 per 100 dollars of deposits for banks classified in the highest capital and supervisory evaluation category and $0.27 per 100 dollars of deposits for banks classified in the lowest category. We were classified in the highest capital and supervisory evaluation category at September 30, 2005, and will be exempt from paying a BIF assessment in the second half of 2005.

There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation ("FICO") funding. The FDIC established the annual FICO assessment rates effective for the third quarter of 2005 at $0.0134 per 100 dollars of BIF-assessable deposits. Our assessments totaled $49 and $51 for the nine months ended September 30, 2005 and 2004.

INCOME TAXES:

For the nine months ended September 30, income tax expense totaled $892 in 2005 and $501 in 2004. Our effective tax rate increased from 12.5 percent in 2004 to
18.7 percent in 2005.

For the nine months ended September 30, 2004, we recognized $314 of a one-time Federal Historic Tax Credit of $418. We did not recognize any tax credits in 2005. Partially mitigating the increase in tax burden was a $398 or 22.3 percent increase in tax-exempt income. Tax-exempt interest income

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

as a percentage of total interest income increased to 10.5 percent for the nine months ended September 30, 2005, from 9.1 percent for the same period of 2004.

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

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

As of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the, "Exchange Act"). Based upon that evaluation, the CEO and CFO concluded that as of the period covered by this Quarterly Report on Form 10-Q, we maintained effective disclosure controls and procedures.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

COMM BANCORP, INC.
OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases made by or on behalf of us or any "affiliated purchaser," as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the nine months ended September 30, 2005:

                                                      Total Number of       Maximum Number
                                                      Shares Purchased    of Shares that may
                        Total Number     Average    as Part of Publicly    yet be Purchased
                          of Shares    Price Paid     Announced Plans       Under the Plans
Month Ending            Purchased(1)    Per Share       or Programs           or Programs
------------            ------------   ----------   -------------------   ------------------
January 31, 2005.....                                                           67,808
February 28, 2005....                                                           67,808
March 31, 2005.......                                                           67,808
April 30, 2005.......       4,144        $41.26             4,144               63,664
May 31, 2005.........       1,500         40.36             1,500               62,164
June 30, 2005........                                                           62,164
July 31, 2005........       1,500         40.10             1,500               60,664
August 31, 2005......       2,100         41.80             2,100               58,564
September 30, 2005...       1,400         39.70             1,400               57,164
                           ------        ------            ------
   Total.............      10,644        $40.87            10,644
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

     (b)  Reports on Form 8-K

          Item 2.02 - On July 22, 2005, we filed a report on Form 8-K, to disclose our results of operations for the three months ended June 30, 2005.

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                        Registrant, Comm Bancorp, Inc.


Date: November 9, 2005                  /s/ William F. Farber, Sr.
                                        ----------------------------------------
                                        William F. Farber, Sr.
                                        President and Chief Executive Officer
                                        Chairman of the Board/Director
                                        (Principal Executive Officer)


Date: November 9, 2005                  /s/ Scott A. Seasock
                                        ----------------------------------------
                                        Scott A. Seasock
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date: November 9, 2005                  /s/ Stephanie A. Ganz, CPA
                                        ----------------------------------------
                                        Stephanie A. Ganz, CPA
                                        Vice President of Finance
                                        (Principal Accounting Officer)

                              EXHIBIT INDEX

ITEM NUMBER   DESCRIPTION                                                   PAGE
-----------   -----------                                                   ----
   31(i)      Certification of Chief Executive Officer pursuant to
              Section 302 of the Sarbanes- Oxley Act of 2002                 51

   31(ii)     Certification of Chief Financial Officer pursuant to
              Section 302 of the Sarbanes- Oxley Act of 2002                 53

   32(i)      Certification of Chief Executive Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of
              the Sarbanes- Oxley Act of 2002                                55

   32(ii)     Certification of Chief Financial Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of
              the Sarbanes- Oxley Act of 2002                                56