Form 10-K
period 2005-12-31
COMM BANCORP INC
filed 2006-03-30
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005

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

Registrant's telephone number, including area code (570) 586-0377

Securities registered pursuant to Section 12(b) of the Act:

Title of each class   Name of each exchange on which registered
-------------------   -----------------------------------------
        NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.33 PER SHARE
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer   [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price:$55,549,953 AT JUNE 30, 2005.

Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 1,851,816 AT MARCH 15, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2005, are incorporated by reference in Part II of this Annual Report. Portions of the registrant's 2006 Proxy Statement are incorporated by reference in Part III of this Annual Report.


                                  Page 1 of 185
                            Exhibit Index on Page 44

                               COMM BANCORP, INC.
                                 FORM 10-K INDEX

                                                                            Page
                                                                            ----
Special Note Regarding Forward-Looking Statements........................     3

PART I
Item 1.  Business........................................................     4
Item 1A. Risk Factors....................................................    15
Item 2.  Properties......................................................    20
Item 3.  Legal Proceedings...............................................    20
Item 4.  Submission of Matters to a Vote of Security Holders.............    21

PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.............................................    21
Item 6.  Selected Financial Data.........................................    22
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................    22
Item 7A. Quantitative and Qualitative Disclosures about Market Risk          22
Item 8.  Financial Statements and Supplementary Data.....................    22
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................    23
Item 9A. Controls and Procedures.........................................    23
Item 9B. Other Information...............................................    23

PART III
Item 10. Directors and Executive Officers of the Registrant..............    23
Item 11. Executive Compensation..........................................    32
Item 12. Security Ownership of Certain Beneficial Owners and
         Management......................................................    38
Item 13. Certain Relationships and Related Transactions..................    39
Item 14. Principal Accountant Fees and Services..........................    40

PART IV
Item 15. Exhibits and Financial Statement Schedules......................    40

Signatures...............................................................    42
Exhibit Index............................................................    44

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

     - The effects of easing restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and attendant changes in patterns and effects of competition in the financial services industry;

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

PART I

ITEM 1. BUSINESS

GENERAL

We are a registered bank holding company incorporated in 1983 as a Pennsylvania business corporation and are headquartered in Clarks Summit, Pennsylvania. We have two wholly-owned subsidiaries, Community Bank and Trust Company, referred to as Community Bank, and Comm Realty Corporation, referred to as Comm Realty. Our business consists primarily of the management and supervision of Community Bank. Comm Realty, a Pennsylvania business corporation, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank. Our principal source of income is dividends paid by Community Bank. At December 31, 2005, we had approximately:

     -    $543.6 million in total assets;

     -    $388.6 million in loans;

     -    $491.4 million in deposits; and

     -    $ 49.7 million in stockholders' equity.

Community Bank is a Pennsylvania commercial bank and a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Community Bank is a full-service commercial bank providing a wide range of products and services, including time and demand deposit accounts, consumer, commercial and mortgage loans and commercial leases to individuals and small- to medium-sized businesses. Community Bank's principal market area comprises Lackawanna, Luzerne, Monroe, Susquehanna, Wayne and Wyoming counties located in the Northeast corner of the Commonwealth of Pennsylvania. At December 31, 2005, Community Bank had 16 community banking offices located within this market area.

Community Bank competes with 19 commercial banks, five thrift institutions and 20 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers, while consumer discount, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

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

We have combined financial information about Comm Realty, Community Leasing and Comm Financial Services with our financial information as none of these subsidiaries meet the quantitative thresholds for reportable operating segments. Moreover, we consider Community Bank's branch banking offices to be a single operating segment because these branches have similar economic characteristics and share a majority of the following aggregation criteria for reportable operating segments:

     -    Products and services;

     -    Operating processes;

     -    Delivery systems;

     -    Customer bases; and

     -    Regulatory oversight.

We have not operated any other reportable operating segments in the three-year period ended December 31, 2005.

As of December 31, 2005, Community Bank had 194 full-time equivalent employees. We and Community Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. Our other sources of funds are provided by investing activities, including principal and interest payments on loans and investment securities, and operating activities, primarily net income. We offer a variety of deposit accounts with a range of interest rates and terms, including money market accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and demand deposit accounts. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2005, our deposits totaled $491.4 million. Of the total deposit balance, $185.5 million or
37.7 percent represented time deposits less than $100.0 thousand and $115.9 million or 23.6 percent represented savings accounts. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include money market, NOW, savings, time deposits less than $100.0 thousand and demand deposit accounts, which in the aggregate, represented 95.2 percent of total deposits at December 31, 2005, and 92.8 percent of total deposits at December 31, 2004. A further discussion of our deposits is filed at
Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 1.

We are not dependent on deposits or exposed by loan concentrations to a single customer or to a small group of customers, the loss of any one or more of whom would have a materially adverse effect on our financial condition.

SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the basic regulatory framework applicable to us and Community Bank and provides certain specific information. This basic regulatory framework is primarily intended for the protection of investors in our common stock, depositors of Community Bank and the FDIC that insures bank deposits. To the extent that the following information describes statutory and regulatory provisions, it is qualified by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to us or Community Bank may have a material effect on our business.

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), limit borrowings by us from Community Bank and also limit various other transactions between us and Community Bank. For example, Section 23A limits to no more than 10.0 percent of its total capital the aggregate outstanding amount of Community Bank's loans and other "covered transactions" with any particular nonbank affiliate including financial subsidiaries, and limits to no more than 20.0 percent of its total capital the aggregate outstanding amount of Community Bank's "covered transactions" with all of its affiliates including financial subsidiaries. At December 31, 2005, approximately $5.0 million was available for loans to us from Community Bank.
Section 23A also generally requires that Community Bank's loans to its nonbank affiliates, including financial subsidiaries, be secured, and Section 23B generally requires that Community Bank's transactions with its nonbank affiliates, including financial subsidiaries, be at arm's-length terms. Also, we and Community Bank and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

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

We are subject to the jurisdiction of the United States Securities and Exchange Commission ("SEC") for matters relating to the offering and sale of our securities. We are also subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials. Our common stock is listed for quotation of prices on The NASDAQ Stock Market(R) and therefore, we are subject to the listing rules and regulations imposed by The NASDAQ Stock Market(R).

SUPPORT OF COMMUNITY BANK

Under current Federal Reserve Board policy, we are expected to act as a source of financial and managerial strength to Community Bank by standing ready to use available resources, or obtain additional resources, to provide adequate capital funds during periods of financial adversity. The support expected by the Federal Reserve Board may be required at times when we may not have the resources or inclination to provide it.

If a default occurred with respect to Community Bank, any capital loans to Community Bank from us would be subordinate in right of payment to depositors and certain other debt holders of Community Bank.

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

CAPITAL REQUIREMENTS

We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Federal Reserve Board on Community Bank. For this purpose, a bank's or bank holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. These risk-based capital requirements also establish a capital framework consisting of Tier I capital and Tier II capital, which together comprise Total capital. Tier I capital is the sum of all common equity, non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets. Tier II capital may include perpetual preferred stock not meeting the Tier I definition, mandatory convertible debt securities, a limited amount of subordinated debt and the allowance for loan losses in an amount not to exceed 1.25 percent of risk-weighted assets.

Under these risk-based capital requirements, bank holding companies and banks are required to maintain Tier I and Total capital, less certain deductions, of at least 4.0 percent and 8.0 percent of their total risk-weighted assets, including certain off-balance sheet items, such as unused lending commitments and standby letters of credit. At December 31, 2005, we met both requirements, with Tier I and Total capital ratios of 12.0 percent and 13.0 percent. Community Bank also met both requirements at December 31, 2005, with Tier I and Total capital ratios of 11.5 percent and 12.5 percent.

The Federal Reserve Board also requires banks and bank holding companies to maintain a minimum Leverage ratio, Tier I capital to total average assets less intangible assets, of 3.0 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. Bank holding companies not meeting the criteria are required to maintain the minimum Leverage ratio plus an additional cushion of 1.0 to 2.0 percentage points. Our Leverage ratio was 9.0 percent and Community Bank's Leverage ratio was 8.7 percent at December 31, 2005.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires Federal Reserve Board regulators to take prompt corrective action if an FDIC-insured depository institution does not meet minimum capital requirements, including the termination of deposit insurance by the FDIC and certain restrictions on its business. FDICIA establishes five capital categories for insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category into which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits, on "pass-through" insurance coverage for certain of its accounts and on certain other aspects of its operations. FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank is subject to regulatory monitoring and may be required to divest itself of or liquidate subsidiaries. An undercapitalized bank must develop a capital restoration plan, and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5.0 percent of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.

Rules adopted by the Federal Reserve Board under FDICIA provide that a state member bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of 10.0 percent or greater, a Tier I risk-based capital ratio of
6.0 percent or greater, a Leverage ratio of 5.0 percent or greater and the institution is not subject to a written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2005, Community Bank was well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Federal Reserve Board's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

In imposing these requirements, regulators must also take into consideration:
(i) concentrations of credit risk; (ii) interest rate risk, when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position; and (iii) risk from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation is made as a part of the institution's regular safety and soundness examination. In addition, we and Community Bank, if engaged in significant trading activity, must incorporate a measure for market risk in our regulatory capital calculations.

The prompt corrective action provisions of FDICIA and the implementing regulations apply to FDIC-insured depository institutions such as Community Bank and are not directly applicable to holding companies, like us, that control such institutions. However, the Federal Reserve Board has indicated that it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to us as a holding company under existing laws and regulations, if we were placed in a capital category we would qualify as well-categorized at December 31, 2005.

DIVIDEND RESTRICTIONS

We are a legal entity separate and distinct from Community Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if the payment would render us insolvent. Our revenues primarily consist of dividends paid by Community Bank. Various federal and state statutory provisions limit the amount of dividends Community Bank can pay to us without regulatory approval. Under Pennsylvania law, Community Bank may declare and pay dividends to us only out of accumulated net earnings and as long as the surplus of Community Bank would not be reduced below its stated paid-in capital. At December 31, 2005, approximately $5.6 million was available for payment of dividends to us.

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

DEPOSIT INSURANCE ASSESSMENTS

The deposits of Community Bank are insured up to regulatory limits by the FDIC and accordingly, are subject to deposit insurance assessments administered by the FDIC. The FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Community Bank was classified in the lowest risk category at December 31, 2005, with an assessment rate of zero. The Deposit Insurance Funds Act also provides for assessments to pay for the cost of Financing Corporation ("FICO") funding. In 2005, Community Bank paid FICO assessments of $64,497.

INTERSTATE BANKING AND BRANCHING

The Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 ("Riegle-Neal") authorized interstate acquisitions of banks and bank holding companies without geographic limitation. Under Riegle-Neal, a bank holding company cannot make an interstate acquisition of a bank if, as a result, it would control more than 10.0 percent of the total United States insured depository deposits and more than 30.0 percent or the applicable state law limit of deposits in that state.

Subject to certain restrictions, Riegle-Neal also permits banks to merge across state lines through purchases or branch openings. However, the ability of banks to acquire branch offices is contingent on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, interstate mergers are contingent upon the host state not having adopted legislation "opting out" of that provision of Riegle-Neal. Pennsylvania has opted in to all of these provisions upon the condition that another host state has similar or reciprocal requirements. As of the date of this report, we have not entered into an agreement involving any interstate acquisitions of a bank or a branch office.

CONTROL ACQUISITIONS

Under the Change in Bank Control Act, a bank holding company is required to obtain prior Federal Reserve Board approval before acquiring more than 5.0 percent of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In determining whether to approve a proposed acquisition, the Federal Reserve Board will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves, consistent with the safe and sound operations of the bank under the Community Reinvestment Act of 1977 ("CRA").

PERMITTED NONBANKING ACTIVITIES

The Federal Reserve Board permits us or our subsidiaries to engage in nonbanking activities that are so closely related to banking or managing or controlling banks as to be appropriate. The Federal Reserve Board requires us to serve as a source of financial and managerial strength to Community Bank and not to conduct our operations in an unsafe or unsound manner. The Federal Reserve Board has enforcement powers to require us or our non-banking subsidiaries to terminate any activity it believes constitutes a serious risk to the safety, soundness or stability of Community Bank, and is inconsistent with sound banking principles or violates federal banking laws and regulations.

FINANCIAL SERVICES MODERNIZATION

We must also comply with the Gramm-Leach-Bliley Act of 1999 ("GLB Act") in the conduct of our operations. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies and creates two new structures, financial holding companies and financial subsidiaries. We and Community Bank are now allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm. We can elect to become a financial holding company. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity. As of the date of this report, we have not elected to become a financial holding company nor do we anticipate electing to become one in the near term.

PRIVACY

The GLB Act also creates a minimum federal standard of privacy protections for consumers and customers of financial institutions. According to this Act, we must provide notice to consumers and customers about our privacy policies and practices, describe the conditions under which we may disclose nonpublic personal information to non-affiliated third parties, and provide an "opt-out" method to prevent us from disclosing such information to non-affiliated third parties. The GLB Act distinguishes a customer from a consumer for purposes of the notice requirements imposed by this Act. We are required to give a customer a privacy notice at the time a customer relationship is established and then annually thereafter as long as the relationship continues. By contrast, we are required to give notice to a consumer only if we intend to disclose nonpublic personal information about the consumer to a non-affiliated third party.

COMMUNITY REINVESTMENT ACT

We are also subject to the CRA, and the regulations promulgated to implement the CRA, which are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. Community Bank received an "outstanding" rating in its last CRA examination which was held on April 25, 2005. "Outstanding" is the highest CRA rating that a depository institution can receive.

TERRORIST ACTIVITIES

The Office of Foreign Assets Control ("OFAC") of the Department of the Treasury sends us and our bank regulatory agencies, on a periodic basis, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. Should Community Bank find a name on any transaction, account or wire transfer that is on an OFAC list, Community Bank must freeze the account, file a suspicious activity report and notify the Federal Bureau of Investigation. Community Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.

THE USA PATRIOT ACT

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2001 was enacted by Congress as a result of the terrorist attacks on September 11, 2001. The purpose of the USA PATRIOT Act is to strengthen United States security and law enforcement and intelligence in order to combat terrorism on a variety of fronts. The USA PATRIOT Act contains extensive anti-money laundering and financial transparency laws and imposes rules and regulations to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. In addition, under the USA PATRIOT Act, financial institutions are prohibited from engaging in specified financial transactions and account relationships with foreign financial institutions and foreign customers. Congress is deliberating on amendments to the USA PATRIOT Act. None of these proposed amendments would have a substantial effect on our banking operations.

SUBPRIME AND PREDATORY LENDING

The Federal Reserve Board has issued regulations which implement the Home Ownership and Equity Protection Act ("HOEPA"). This Act imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The regulations lower the rate levels that trigger the application of HOEPA and include additional fees in the calculation of the fee amount that triggers HOEPA. The loans that Community Bank currently makes are generally below the rate and fee levels that trigger HOEPA.

Community Bank must also comply with a Pennsylvania law, Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as "predatory lending," among other things, and is applicable to Community Bank's closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100.0 thousand made at a "high cost," which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:

     - An annual percentage rate exceeding 10.0 percentage points above comparable term U.S. Treasury securities; and/or

     - Total points and fees payable by the consumer at or before closing that exceed the greater of 8.0 percent of the total loan amount or $400. The $400 is adjusted annually by the annual percentage change in the Consumer Price Index, and for the year 2005, was $510, according to the Federal Reserve Board.

SALES OF INSURANCE

Our federal bank regulatory agencies have issued consumer protection rules with respect to the retail sale of insurance products by us, Community

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

CORPORATE GOVERNANCE

The Sarbanes-Oxley Act of 2002 ("SOX") has substantially changed the manner in which public companies govern themselves and how the accounting profession performs its statutorily required audit function. SOX makes structural changes in the way public companies make disclosures and strengthens the independence of auditors and audit committees. SOX requires direct responsibility of senior corporate management, namely the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), for establishing and maintaining an adequate internal control structure and procedures for financial reporting and disclosure by public companies.

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

As a result of SOX, the costs to enhance our corporate governance regime and financial reporting controls and procedures was approximately $261,300 in 2005.

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

AVAILABLE INFORMATION

We file reports, proxy and information statements and other information electronically with the SEC through the Electronic Data Gathering Analysis and Retrieval filing system. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room located at 450 5th Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically. The SEC's website address is http://www.sec.gov. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC may be obtained without charge by writing to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411,
Attn: Investor Relations or through our website at http://www.combk.com.

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent to the nature of our business as a bank holding company. Like other financial institutions, we are subject to a number of risks, many of which are outside our control. We make every effort to manage those risks while maximizing returns. The Federal Reserve Board has identified six major categories of risk associated with financial institutions which include:

     - Credit risk. The risk to earnings or capital arising from a borrower's failure to meet the terms of an obligation with us.

     - Market risk. The risk to our earnings or capital arising from adverse movements in market rates or prices, such as interest rates, foreign exchange rates or equity prices.

     - Liquidity risk. The risk to our earnings and capital rising from the inability to meet our obligations when they come due, because of an inability to liquidate assets or obtain adequate funding.

     - Operational risk. The risk that arises from the potential that inadequate information systems, operational problems, internal control breaches, fraud, or unforeseen catastrophes will result in unexpected losses.

     - Legal risk. The risk that arises from the potential that unenforceable contracts, lawsuits, or adverse judgements can disrupt or otherwise negatively affect our operations or financial position.

     - Reputational risk. The potential that negative publicity regarding our business practices, whether true or not, will result in a decline in our customer base, costly litigation or revenue reductions.

The most significant risks in each category that we believe affect us are described below. An investor should carefully consider these risks and uncertainties together with all of the other information included or incorporated by reference in this report.

CREDIT RISK

ADVERSE CHANGES IN THE ECONOMIC CONDITIONS IN GENERAL, AND IN OUR MARKET AREA SPECIFICALLY, COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION.

Our business is directly impacted by factors such as economic, political and market conditions and government monetary and fiscal policies. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in our market area, could result in the following consequences, any of which could adversely affect our business:

     -    Customers' credit quality may deteriorate;

     -    Collateral securing loans may decline in value;

     -    Loan delinquencies may increase;

     -    Problem assets and foreclosures may increase; and

     -    Demand for products and services may decrease.

OUR ALLOWANCE FOR LOAN LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES.

We maintain our allowance for loan losses, through a provision for loan losses charged to earnings, at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred losses for groups of loans collectively evaluated in the remainder of the loan portfolio as of the balance sheet date. The level of the allowance considered adequate to absorb probable losses for specifically identified loans is based on estimates of the present value of expected future cash flows or the appraised fair value of the loan's underlying collateral. We consider both historical loss experience and a number of current environmental factors when determining the appropriate level of the allowance for loan losses for groups of loans sharing similar risk. The determination of the allowance for loan loss level is inherently subjective as it requires estimates that are susceptible to significant change. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors which may be outside our control, may require us to increase the level of our allowance for loan losses.

MARKET RISK

CHANGES IN INTEREST RATES COULD NEGATIVELY IMPACT OUR OPERATING RESULTS OR FINANCIAL POSITION.

Our earnings depend largely upon net interest income, which is the difference between interest earned on interest-earning assets, loans and investments, and interest paid on interest-bearing liabilities, deposits and borrowings. Interest rates are highly sensitive and are influenced by monetary and fiscal policy and economic and political conditions. Specifically, conditions such as inflation, recession, unemployment, money supply and other factors beyond our control may affect interest rates. If our interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a rising rate environment, our net interest income could be adversely impacted. Conversely, in a falling rate environment, if our interest-earning assets mature or reprice more quickly than interest-bearing liabilities, net interest income could be adversely impacted.

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

LIQUIDITY RISK

IF WE FAIL TO ATTRACT CORE DEPOSITS, OUR LIQUIDITY MAY BE ADVERSELY IMPACTED AND WE MAY HAVE TO SEEK ALTERNATIVE AND MORE EXPENSIVE FUNDING SOURCES.

Adequate liquidity is essential to our continuing operations as it affords us the ability to meet our financial obligations as they come due. Our financial obligations include, among others, funding new and existing loan commitments, repaying deposit liabilities and other borrowings as they come due and paying for operating expenses. Historically, core deposits have been our primary source of liquidity because they are more stable and less expensive in comparison to other sources of funds. We may be unable to attract core deposits due to adverse economic conditions, increased competition or other reasons. As a result, we may have to seek alternative funding sources available to us, such as liquidating available-for-sale investment securities and exercising existing credit arrangements with the Federal Home Loan Bank of Pittsburgh, which could negatively impact our operating results by increasing our funding costs.

OPERATIONAL RISK

THE BANKING AND FINANCIAL SERVICES INDUSTRY IS HIGHLY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS OR FINANCIAL POSITION.

We operate in a highly competitive industry and compete for loan and deposit products primarily with numerous commercial banks, thrifts and credit unions in Northeastern Pennsylvania. In addition, we experience competition from finance, mortgage banking and insurance companies and securities firms. Many of our competitors are larger with respect to asset size and are subject to less stringent regulatory restrictions as banks and bank holding companies. As a result, they may be able to offer specialized products and services we cannot, and operate with greater flexibility and at a lower cost. In addition, technology has lowered entry barriers into the industry, increased the geographical market area through Internet banking and made it possible for nonbanks to offer products and services traditionally provided only by banks. These competitive pressures could result in loss of business or we could be forced to price products and services on less advantageous terms to attract or retain customers, either of which would negatively impact our operating results and financial position.

OUR INTERNAL CONTROLS AND PROCEDURES MAY FAIL TO WORK AS EXPECTED OR BE CIRCUMVENTED.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policy and procedures. Any system of controls, however well designed and operated, can only provide reasonable, but not absolute assurance that the objectives of the system are met. On a daily basis, we are subject to risk resulting from, among others, breaches of internal control systems and compliance requirements, fraud by persons inside and outside the company, the execution of unauthorized transactions by employees and transaction processing errors. Any of these circumstances could result in loss, which may have a material adverse effect on our results of operations or financial position.

EXTENDED DISRUPTION OF INFRASTRUCTURE DUE TO EXTERNAL EVENTS COULD ADVERSELY AFFECT OUR OPERATING RESULTS OR FINANCIAL POSITION.

Our operations depend upon, among other things, our infrastructure, including equipment and facilities. Natural disasters, fire, power loss, telecommunications failure, computer viruses, terrorism and other events outside of our control, could cause an extended disruption of our vital infrastructure and result in loss of revenue and/or cause us to incur additional unexpected expenses. In addition, certain events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans or impair the value of collateral securing loans. Although we have established business continuity and disaster recovery plans and procedures, the occurrence of any one of these events could still disrupt or delay normal operations and have a similar impact on our customers and suppliers, which may have a material adverse effect on our results of operation or financial position.

NEW OR CHANGES TO EXISTING REGULATORY LAWS, ACCOUNTING PRINCIPLES AND INTERPRETATIONS, AND SECURITY AND TAX LAWS COULD SIGNIFICANTLY IMPACT OUR RESULTS OF OPERATIONS OR FINANCIAL POSITION.

The financial services industry is highly regulated. We are subject to extensive federal and state banking regulations that are designed to protect depositors and loan customers, not our stockholders. These regulations may limit our ability to offer new products and services, obtain financing, attract deposits and originate loans. These regulations, along with accounting principles and security and tax laws, constantly evolve and change over time. They control how we conduct business and implement strategic initiatives, and govern our financial reporting and disclosures.

In addition, the failure of several major United States companies has resulted in legislators, regulators, the SEC, the Financial Accounting Standards Board, the Public Accounting Oversight Board and other authorities proposing or adopting substantial revisions to laws, regulations and standards.

Changes to laws, regulations or standards could affect us in substantial and unpredictable ways. Failure to comply with laws, regulations and rules could result in sanctions by regulatory authorities, civil money penalties and/or reputational damage, which could have a material adverse effect on our operating results or financial position.

WE DEPEND ON THE SERVICE OF OUR EXECUTIVE OFFICERS AND THE ABILITY TO ATTRACT AND RETAIN SKILLED PEOPLE.

Our success depends to a significant extent upon the continued service of our executive officers and our ability to attract and retain skilled people. Competition for such personnel can be intense in the financial services industry and we may not be able to hire or retain the people we want or need. Unexpected loss of one or more of our key personnel could occur and may have a material adverse impact on our business because of the loss of employee skills, knowledge of our market, years of experience, and the difficulty of promptly finding qualified replacements.

LEGAL RISK

WE MAY BE A DEFENDANT IN LITIGATION OR OTHER ACTIONS.

Although we are currently not a party to any material litigation, future litigation that arises during the normal course of business could have a material adverse effect on our results of operations and financial position, as well as, cause significant damage to our reputation in the communities we serve.

REPUTATIONAL RISK

NEGATIVE PUBLIC OPINION COULD DAMAGE OUR REPUTATION.

As a financial institution, our business can be significantly impacted by negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including, among others, lending practices, corporate governance, employment practices, criminal activities, insider trading and from actions taken by law enforcement and regulators in response to those activities. Negative public opinion could adversely impact our ability to attract and retain customers and can expose us to litigation and regulatory actions, any of which could have a material adverse effect on our results of operations and financial position.

OUR INFORMATION SYSTEMS MAY EXPERIENCE A BREACH IN SECURITY.

We collect, process and retain sensitive and confidential customer information as part of our business as a financial institution. Although we have security measures in place, our information systems may be vulnerable to security breaches, acts of vandalism, computer hacking and viruses, misplaced or lost data, programming or human errors or other similar events. Any breach in security involving misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation and expose us to litigation and possible financial liability, any of which could have a material adverse effect on our results of operation and financial position.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 125 North State Street, Clarks Summit, Lackawanna County, Pennsylvania. We own this facility which has approximately 24,000 square feet and contains our main community banking office.

In addition to the above location, at December 31, 2005, we owned 10 and leased 5 retail community banking offices. We also lease an office building located at 1212 South Abington Road, Clarks Summit, Lackawanna County, Pennsylvania, which serves as our loan operations center. We consider our properties to be suitable and adequate for our current and immediate future purposes.

ITEM 3. LEGAL PROCEEDINGS

We, Community Bank and our subsidiaries are not parties to any legal proceedings that could have any significant effect upon our financial condition or operating results. In addition, we, Community Bank and our subsidiaries are not parties to any legal proceedings under federal and state environmental laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

We had 1,159 stockholders of record, including individual participants in security position listings, and 1,851,816 shares of common stock, par value of $0.33 per share, the only authorized class of common stock outstanding as of March 15, 2006. Our common stock trades on The NASDAQ Stock Market(R) as CommBcp under the symbol "CCBP." The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2005 and 2004 are summarized in the following table:

                                   DIVIDENDS
2005:             HIGH      LOW     DECLARED
-----            ------   ------   ---------
First quarter    $43.00   $40.50     $0.23
Second quarter    42.72    39.76      0.23
Third quarter     43.16    39.25      0.23
Fourth quarter   $41.99   $36.45     $0.23

                                   DIVIDENDS
2004:             HIGH      LOW     DECLARED
-----            ------   ------   ---------
First quarter    $40.87   $38.06     $0.22
Second quarter    41.45    38.78      0.22
Third quarter     41.00    39.20      0.22
Fourth quarter   $41.78   $39.20     $0.22

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

The following table presents information with respect to purchases made by or on behalf of us or any "affiliated purchaser," as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the 12 months ended December 31, 2005:

                                                      TOTAL NUMBER OF         MAXIMUM NUMBER
                       TOTAL NUMBER     AVERAGE       SHARES PURCHASED     OF SHARES THAT MAY
                         OF SHARES    PRICE PAID    AS PART OF PUBLICLY       YET BE PURCHASED
MONTH ENDING             PURCHASED     PER SHARE   ANNOUNCED PROGRAMS(1)   UNDER THE PROGRAMS(1)
------------           ------------   ----------   ---------------------   ---------------------
January 31, 2005....                                                               67,808
February 28, 2005...                                                               67,808
March 31, 2005......                                                               67,808
April 30, 2005......       4,144        $41.26              4,144                  63,664
May 31, 2005........       1,500         40.36              1,500                  62,164
June 30, 2005.......                                                               62,164
July 31, 2005.......       1,500         40.10              1,500                  60,664
August 31, 2005.....       2,100         41.80              2,100                  58,564
September 30, 2005..       1,400         39.70              1,400                  57,164
October 31, 2005....       9,700         37.80              9,700                  47,464
November 30, 2005...         250         40.42                250                  47,214
December 31, 2005...                                                               47,214
                          ------        ------             ------
   Total............      20,594        $39.42             20,594
                          ======        ======             ======


(1) On March 17, 2004, the Board of Directors approved the 2004 Stock Repurchase Program authorizing the repurchase of up to 57,221 shares, which was amended on November 17, 2004, to allow for the repurchase of up to an additional 55,931 shares. As of December 31, 2005, there were 47,214 shares available for repurchase under this Program. The 2004 Stock Repurchase Program has no expiration date.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that as of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the fourth quarter of our fiscal year ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

At December 31, 2005, we had 13 directors. Our directors are elected at each annual meeting of stockholders for a one-year term and until their successors are duly elected and qualified. A majority of the directors have been determined by the Board of Directors to satisfy the independence requirements mandated by the SEC, The NASDAQ Stock Market(R) and any related banking laws.

The following information is presented for each of our current directors, all of whom have been nominated to become a director at our 2006 Annual Stockholders Meeting.

                             AGE AS OF                                                   DIRECTOR
          NAME            MARCH 15, 2006     PRINCIPAL OCCUPATION FOR PAST FIVE YEARS      SINCE
          ----            --------------     ----------------------------------------    --------
David L. Baker                  60         Senior Vice President of Community Bank.        1988
Thomas M. Chesnick              71         Retired.                                        2000
William F. Farber, Sr.          69         President and Chief Executive Officer of        1983
                                           Comm Bancorp, Inc. and Community Bank.
Judd B. Fitze                   54         Partner in Farr, Davis & Fitze, a law firm.     1995
Dean L. Hesser                  39         President of Tom Hesser Chevrolet, Inc. and     2003
                                           Tom Hesser Nissan, LLC, automobile
                                           dealerships.
John P. Kameen                  64         Publisher of The Forest City News.              1983
William A. Kerl                 69         President of Carbondale Concrete Company,       2000
                                           Inc. and Kerl Coal, Oil and Trucking
                                           Company, Inc.
Erwin T. Kost                   62         President of Kost Tire Distributors, Inc.       1997
Susan F. Mancuso                54         Partner in Mancuso & Mancuso, Accounting &      2003
                                           Tax Service.
Robert A. Mazzoni               57         Judge of the Court of Common Pleas of           2000
                                           Lackawanna County.
J. Robert McDonnell             70         Owner of McDonnell's Restaurant.                1983
Joseph P. Moore, III(1)         54         Auto Dealer, Manheim Imports, an automobile     2000
                                           dealership from May, 2003 to 2005.
                                           President of J.J. Motors, Inc., an
                                           automobile dealership 2001 to May, 2003.
Eric G. Stephens                54         Auto Dealer, H.L. Stephens & Son,               1988
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

     -    Our report on internal controls;

     - The independent registered public accounting firm's and internal auditing firm's qualifications and independence; and

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

In fulfilling its oversight responsibilities, the Joint Audit Committee reviewed with us the audited financial statements and the footnotes to those statements for our fiscal year 2005 Annual Report to Stockholders and discussed with us the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Joint Audit Committee reviewed and discussed with the independent registered public accounting firm their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters required to be discussed by the Joint Audit Committee with the independent registered public accounting firm under the auditing standards of the Public Company Accounting Oversight Board (United States). Our independent registered public accounting firm has expressed the opinion that our audited financial statements present fairly, in all material respects, our financial position, the results of operations and cash flows for the fiscal year 2005, in conformity with United States generally accepted accounting principles.

The Joint Audit Committee discussed with the independent registered public accounting firm their independence from us and our management, and received from them the written disclosures and the letter required by the Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees."

Prior to the issuance of this report, the Joint Audit Committee discussed with the independent registered public accounting firm matters, required to be discussed by Statement on Auditing Standards No. 61, "Communication with

Audit Committees," including the overall scope and plans for their respective audits. In addition, the Joint Audit Committee met with the internal auditing firm, the internal auditor and the independent registered public accounting firm to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting.

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

The committee oversees the internal procedures, adopted from time to time, to assist in the identification of suitable candidates to serve as directors. The committee also has the authority to retain professional consultants to assist in the task of identifying possible candidates, although it did not do so in 2005.

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

Under Section 10.1 of our Amended and Restated Bylaws, a stockholder may also nominate a person for director to be elected at our annual meeting. A stockholder must submit a nomination for director to the Secretary of the Board of Directors, in writing, no later than the close of business on the 60th day preceding the date for the annual meeting. This notification must contain the following information:

     -    The nominee's name and address;

     -    The nominee's principal occupation;

     - The number of shares of our common stock held by the notifying stockholder and the nominee; and

     - A certification, under oath before a notary public, that a nominee meets the eligibility requirements under Section 10.3 of our Amended and Restated Bylaws.

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

     - Has been found either by any federal or state regulatory agency whose decision is final and not subject to appeal or by a court to have: (i) breached a fiduciary duty involving personal profit; or (ii) committed a willful violation of any law, rule or regulation governing banking, securities, commodities or insurance, or any final cease and desist order issued by a banking, securities, commodities or insurance regulatory agency; or

     - Has been nominated by a person who would be disqualified from serving as our director under the above eligibility requirements.

If a stockholder's nomination is not timely and in proper form or in accordance with the above requirements, the nominee will not be recommended by the Nominating and Corporate Governance Committee for consideration by the full Board of Directors. Furthermore, nominations not timely and in proper form, shall be disregarded by the presiding officer of the annual meeting, and upon his or her instruction, the vote tellers may disregard all votes cast for such nominee.

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

The following information is presented for our executive officers:

                                                        HELD   EMPLOYEE      AGE AS OF
NAME AND POSITION                                      SINCE     SINCE    MARCH 15, 2006
-----------------                                      -----   --------   --------------
William R. Boyle                                        2001    2001            46
Senior Vice President and Chief Credit Officer
William F. Farber, Sr.                                  2001    2001            69
President and Chief Executive Officer,
Chairman of the Board
John P. Kameen                                          1996        (1)         64
Secretary
J. Robert McDonnell                                     1983        (1)         70
Vice Chairman
Scott A. Seasock                                        1989    1989            48
Executive Vice President and Chief Financial Officer

(1) Not our employee or an employee of Community Bank. These persons do not receive any additional fees for serving as Executive Officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Executive officers, directors and "beneficial owners" of more than 10.0 percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Stock Market(R) pursuant to
Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2005 with the exception of the following: on December 1, 2005, William A. Kerl, a director, purchased 100 shares of our common stock at a price of $40.50 per share or $4,050 in the aggregate. A Form 4 was required to be filed on or before December 3, 2005. Mr. Kerl failed to do so. Mr. Kerl filed his Form 4 with the SEC for this purchase on December 13, 2005.

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

     - Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

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

In addition, the members of our Board of Directors are required to comply with the Code of Business Conduct, which is intended to focus the Board and the individual directors on areas of ethical risk, help directors recognize and deal with ethical issues, provide mechanisms to report unethical conduct and foster a culture of honesty and accountability. The Code of Business Conduct covers all areas of professional conduct relating to service on the Board, including conflicts of interest, unfair or unethical use of corporate opportunities, strict maintenance of confidential information, compliance with all applicable laws and regulations and oversight of ethics and compliance by our employees.

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

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                                           ------------------------------
                                          ANNUAL COMPENSATION                     AWARDS          PAYOUTS
                              ------------------------------------------   --------------------   -------
                                                            OTHER ANNUAL             RESTRICTED     LTIP      ALL OTHER
                                      SALARY      BONUS     COMPENSATION   OPTIONS      STOCK     PAYOUTS   COMPENSATION
     NAME AND POSITION        YEAR      ($)        ($)         ($)(3)        (#)         (#)        ($)        ($)(4)
     -----------------        ----   --------    -------    ------------   -------   ----------   -------   ------------
William F. Farber, Sr.        2005   205,688(1)  11,500(2)       -0-         -0-         -0-        -0-         7,542
President and                 2004   202,805(1)  11,500(2)       -0-         -0-         -0-        -0-         6,621
Chief Executive Officer       2003   188,872(1)  11,500(2)       -0-         -0-         -0-        -0-         6,446
Scott A. Seasock              2005   137,086     14,128          -0-         -0-         -0-        -0-         7,176
Executive Vice President      2004   135,407     12,000          -0-         -0-         -0-        -0-         6,441
and Chief Financial Officer   2003   115,319     12,000          -0-         -0-         -0-        -0-         5,966
William R. Boyle              2005   134,952      7,000          -0-         -0-         -0-        -0-         6,978
Senior Vice President         2004   135,386      6,500          -0-         -0-         -0-        -0-         6,242
and Chief Credit Officer      2003   109,494      5,000          -0-         -0-         -0-        -0-         5,427

(1)  Includes director fees of $60,000 in 2005, 2004 and 2003.

(2)  Includes director bonus of $1,500 in 2005, 2004 and 2003.

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

EXECUTIVE COMPENSATION COMMITTEE REPORT

We do not have an Executive Compensation Committee and no compensation was paid to Mr. Farber, President and CEO; Mr. Seasock, Executive Vice President and CFO; or Mr. Boyle, Senior Vice President and Chief Credit Officer ("CCO") (collectively, the "Executive Officers") by us in 2005. All compensation was paid by Community Bank.

COMPOSITION OF COMMITTEE

Community Bank has an Executive Compensation Committee comprised of five of our directors who also serve as directors of Community Bank. All members of the Executive Compensation Committee meet the independence standards contained in Rule 4200(a)(15) of the listing rules for The NASDAQ Stock Market(R). The Executive Compensation Committee is solely responsible for the compensation decisions involving the Executive Officers. None of the Executive Officers participate in discussions or decisions concerning their compensation.

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

FACTORS CONSIDERED IN DETERMINING COMPENSATION

The Executive Compensation Committee bases their decision on an Executive Officer's annual salary and bonus based on the following criteria, with the exception of Mr. Seasock's bonus, which is based on a formula for us achieving a certain return on average assets and percentage increase in net income ranges:

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

Under the bonus formula for Mr. Seasock, the achievement ranges for return on average assets and percentage increase in net income are given equal weightings. The minimum achievement ranges were 1.00 percent to 1.05 percent for return on average assets and 5.0 percent to 5.9 percent for the percentage increase in net income for 2005. The Executive Compensation Committee has the discretion to award bonuses in excess of the amounts calculated pursuant to this bonus formula.

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

CONCLUSION ON ANNUAL COMPENSATION

Annual compensation for our Executive Officers includes salary, bonus and contributions to Community Bank's defined contribution plan. This is similar to the compensation programs for most of our peer group banking companies. The Executive Compensation Committee has determined that the 2005 compensation for the President and CEO of $224,730, the Executive Vice President and CFO of $158,390 and the Senior Vice President and CCO of $148,930 were appropriate in light of our performance accomplishments. The base salaries and bonuses of our Executive Officers was in the 60.0 percentile compared to similar sized commercial banking institutions based on the report of the independent consulting firm. We intend to pay salaries at the median range of the peer group banking companies that are represented in this report.

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

The defined contribution plan includes a 401(k) feature. This feature of the plan permits employees to make voluntary, pre-tax contributions up to 25.0 percent of their compensation. Our contributions to the 401(k) are based on
100.0 percent matching of voluntary contributions up to 3.0 percent of the employee's eligible compensation. If a participant separates from service prior to retirement, the participant will be entitled to 100.0 percent (100%) of their contributions made under the 401(k) and also a portion of Community Bank's matching 401(k) contributions and annual discretionary contributions based on years of service according to the following schedule:

Years of Service   Vested Interest
----------------   ---------------
  Less than 1              0%
       1                  20%
       2                  40%
       3                  60%
       4                  80%
       5                 100%

A participant is always 100.0 percent (100%) vested in pension plan transferred balances.

During 2005, annual discretionary contributions of $103,105 were allocated among participants' accounts under the defined contribution plan. Discretionary matching contributions under the 401(k) feature of the plan totaled $137,320 in 2005. Community Bank contributed $7,542 for Mr. Farber, $7,176 for Mr. Seasock and $6,978 for Mr. Boyle to the plan in 2005. Mr. Farber has five (5) years, Mr. Seasock has nineteen (19) years and Mr. Boyle has twenty-one (21) years of credited service under the plan.

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

     -    Any material breach of the agreement by us or Community Bank; or

     -    A change in control.

FIVE-YEAR PERFORMANCE GRAPH

The following line graph compares the cumulative total stockholder return on our common stock, based on the market price change and assumes reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Stock Market(R) Composite and the index for Mid-Atlantic Bank Stocks (Delaware, Maryland, New Jersey, New York, Pennsylvania and Washington, D.C. Companies) during the five-year period ended December 31, 2005. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                               (PERFORMANCE GRAPH)

                                           2000   2001    2002    2003    2004    2005
                                          -----   ----   -----   -----   -----   -----
Comm Bancorp, Inc. ....................   100.0   95.1   120.7   132.3   149.5   153.0
The NASDAQ Stock Market(R) Composite ..   100.0   79.2    54.4    82.1    89.6    91.5
Mid-Atlantic Bank Stocks ..............   100.0   94.2    72.5   103.1   109.1   111.1

NOTES:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indices are reweighed daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.   The index level for all series was set to $100.0 on 12/31/00.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This section describes how much stock our directors and executive officers own. It also describes the persons or entities that own more than 5.0 percent of our voting stock.

STOCK OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

This table indicates the number of shares of our common stock owned by the directors and executive officers as of March 15, 2006. The aggregate percentage of shares owned by all directors and executive officers is 16.96 percent. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

                                           AMOUNT AND NATURE OF
NAME OF INDIVIDUAL OR IDENTITY OF GROUP   BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS
---------------------------------------   -----------------------   ----------------
David L. Baker                                   13,577.609                 --
William R. Boyle(2)                               2,440.221                 --
Thomas M. Chesnick                               26,756.832               1.44%
William F. Farber, Sr.                          152,460.000               8.23%
Judd B. Fitze                                    15,362.353                 --
Dean L. Hesser                                    1,000.000                 --
John P. Kameen                                   20,572.000               1.11%
William A. Kerl                                  16,725.647                 --
Erwin T. Kost                                    10,407.024                 --
Susan F. Mancuso                                  3,389.931                 --
Robert A. Mazzoni                                   100.000                 --
J. Robert McDonnell                              35,139.000               1.90%
Joseph P. Moore, III                                100.000                 --
Scott A. Seasock(2)                               7,157.320                 --
Eric G. Stephens                                  8,903.479                 --
All Directors and Executive Officers as
   a group (13 Directors, 5 Executive
   Officers, 15 persons in total)               314,091.416              16.96%

(1) Includes shares held: (i) directly; (ii) jointly with spouse; (iii) by spouse; (iv) jointly with various relatives; (v) by the transfer agent in our dividend reinvestment account; (vi) individually in employee benefit plans; and (vii) in various trusts.

(2)  Executive officer, not a director.

VOTING STOCK OWNED BY "BENEFICIAL OWNERS"

The following are the persons or entities known by us to own beneficially more than 5.0 percent of our common stock as of March 15, 2006.

   NAME AND ADDRESS      NUMBER OF SHARES(1)   PERCENT OF CLASS
   ----------------      -------------------   ----------------
Joseph P. Moore, Jr.         162,935.000             8.80%
400 Williamson Road
Gladwyne, PA 19035

William F. Farber, Sr.       152,460.000             8.23%
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

The total consolidated loans made by Community Bank at December 31, 2005, to our directors and officers as a group, members of their immediate families and companies in which they have a 10.0 percent or more ownership interest was $5.5 million or 11.1 percent of our total consolidated capital accounts. The largest aggregate balance for these loans in 2005 was $6.0 million or 12.1 percent of our total consolidated capital accounts. During 2005, advances and repayments on these loans were $10.2 million and $10.1 million. These loans did not involve more than the normal risk of collectibility nor did they present any other unfavorable features.

From time to time, we engage Judd B. Fitze to represent us as our attorney. Mr. Fitze is a director of us and Community Bank. Mr. Fitze billed $9,107 in 2005 for his legal services on our behalf.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed for professional services rendered by our independent registered public accounting firm for each of the two years ended December 31, 2005 and 2004, are summarized as follows:

 YEAR ENDED DECEMBER 31,     2005      2004
 -----------------------   -------   -------
Audit fees(1) ..........   $59,015   $53,801
Audit-related fees(2) ..    11,540     4,555
Tax fees(3) ............     6,590     8,156
Other fees(4) ..........     8,625     7,975
                           -------   -------
   Total ...............   $85,770   $74,487
                           =======   =======

(1) Audit fees consist of fees billed for services rendered for the audit of our annual financial statements on Form 10-K and review of financial statements included in our Form 10-Q, or services that are normally provided in connection with statutory and regulatory filings.

(2) Audit-related fees consist of fees billed for services rendered for assurance and related services on our employee benefit plan and to comply with FDICIA.

(3) Tax fees consist of fees billed for services rendered for the preparation of federal and state tax returns, tax compliance, tax advice and tax planning.

(4) Other fees consist of fees billed for services rendered for performing agreed upon procedures with regard to our Trust and Wealth Management Division and those required by the Federal National Mortgage Corporation.

The Audit Committee's pre-approval policies and procedures related to products and services provided by its independent registered public accounting firm are set forth in the Charter of the Joint Audit Committee of us and Community Bank. For the two years ended December 31, 2005 and 2004, all of the audit fees, audit-related fees, tax fees and other fees were pre-approved by the Audit Committee.

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

(b)  Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K                 Description of Exhibit
--------------------------   -------------------------------------------------
            2                                      None.
            3(i)                                   None.
            3(ii)                                  None.
            4                                      None.
            9                                      None.
           10                                      None.
           11                                      None.
           12                                      None.
           13                Portions of the Annual Report to Stockholders for
                             Fiscal Year Ended December 31, 2005.
           14                                      None.
           16                                      None.
           18                                      None.
           21                List of Subsidiaries.
           22                                      None.
           23                                      None.
           24                                      None.
           31(i)             CEO certification pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002.
                             CFO certification pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002.
           32                CEO certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002.
                             CFO certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002.
           33                                 Not Applicable.
           34                                 Not Applicable.
           35                                 Not Applicable.
           99                                      None.
          100                                 Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.                      Date
(Registrant)


BY: /s/ William F. Farber, Sr.          March 15, 2006
    ---------------------------------
    William F. Farber, Sr.,
    President and Chief Executive
    Officer Chairman of the Board
    (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature and Capacity               Date
        ----------------------               ----


/s/ David L. Baker                      March 15, 2006
-------------------------------------
David L. Baker, Director


/s/ Thomas M. Chesnick                  March 15, 2006
-------------------------------------
Thomas M. Chesnick, Director


/s/ William F. Farber, Sr.              March 15, 2006
-------------------------------------
William F. Farber, Sr.,
President and Chief Executive Officer
Chairman of the Board/Director
(Principal Executive Officer)


/s/ Judd B. Fitze                       March 15, 2006
-------------------------------------
Judd B. Fitze, Director


/s/ Dean L. Hesser                      March 15, 2006
-------------------------------------
Dean L. Hesser, Director


/s/ John P. Kameen                      March 15, 2006
-------------------------------------
John P. Kameen, Secretary/Director



/s/ William A. Kerl                     March 15, 2006
-------------------------------------
William A. Kerl, Director


/s/ Erwin T. Kost                       March 15, 2006
-------------------------------------
Erwin T. Kost, Director


/s/ Susan F. Mancuso                    March 15, 2006
-------------------------------------
Susan F. Mancuso, Director


/s/ Robert A. Mazzoni                   March 15, 2006
-------------------------------------
Robert A. Mazzoni, Director


/s/ J. Robert McDonnell                 March 15, 2006
-------------------------------------
J. Robert McDonnell,
Vice Chairman/Director


/s/ Joseph P. Moore, III                March 15, 2006
-------------------------------------
Joseph P. Moore, III, Director


/s/ Scott A. Seasock                    March 15, 2006
-------------------------------------
Scott A. Seasock, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)


/s/ Eric G. Stephens                    March 15, 2006
-------------------------------------
Eric G. Stephens, Director


/s/ Stephanie A. Westington             March 15, 2006
-------------------------------------
Stephanie A. Westington, CPA
Vice President of Finance
(Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER   DESCRIPTION                                                       PAGE
 ------   -----------                                                       ----
 13       Portions of the Annual Report to Stockholders for Fiscal Year
          Ended December 31, 2005                                             45

 21       List of Subsidiaries                                               179

 31(i)    CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002                                                        180

          CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002

 32       CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002                                                        184

          CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002