Form 10-Q
period 2006-03-31
COMM BANCORP INC
filed 2006-05-15
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,853,131 at April 30, 2006


                                  Page 1 of 51
                            Exhibit Index on Page 45

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 MARCH 31, 2006

                                      INDEX

CONTENTS                                                                PAGE NO.
--------                                                                --------
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements.

      Consolidated Statements of Income and Comprehensive Income -
         for the Three Months Ended March 31, 2006 and 2005..........       3
      Consolidated Balance Sheets - March 31, 2006, and
         December 31, 2005...........................................       4
      Consolidated Statement of Changes in Stockholders' Equity
         for the Three Months Ended March 31, 2006...................       5
      Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2006 and 2005...............................       6
      Notes to Consolidated Financial Statements.....................       7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................       8

   Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk..................................................       *

   Item 4.  Controls and Procedures..................................      42

PART II. OTHER INFORMATION:

   Item 1.  Legal Proceedings........................................      43

   Item 1A. Risk Factors.............................................      43

   Item 2.  Unregistered Sales of Equity Securities and Use of
               Proceeds..............................................      43

   Item 3.  Defaults Upon Senior Securities..........................      43

   Item 4.  Submission of Matters to a Vote of Security Holders......      43

   Item 5.  Other Information........................................      43

   Item 6.  Exhibits and Reports on Form 8-K.........................      43

   Signatures........................................................      44
   Exhibit Index.....................................................      45

*    Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                           2006         2005
-----------------------------------                                        ----------   ----------
INTEREST INCOME:
Interest and fees on loans:
   Taxable .............................................................   $    6,324   $    5,489
   Tax-exempt ..........................................................          430          330
Interest and dividends on investment securities available-for-sale:
   Taxable .............................................................          603          555
   Tax-exempt ..........................................................          379          391
   Dividends ...........................................................           11            8
Interest on federal funds sold .........................................            6
                                                                           ----------   ----------
      Total interest income ............................................        7,753        6,773
                                                                           ----------   ----------
INTEREST EXPENSE:
Interest on deposits ...................................................        2,820        2,380
Interest on short-term borrowings ......................................           84           79
                                                                           ----------   ----------
      Total interest expense ...........................................        2,904        2,459
                                                                           ----------   ----------
      Net interest income ..............................................        4,849        4,314
Provision for loan losses ..............................................          180          300
                                                                           ----------   ----------
      Net interest income after provision for loan losses ..............        4,669        4,014
                                                                           ----------   ----------
NONINTEREST INCOME:
Service charges, fees and commissions ..................................          788          837
Net gains on sale of loans .............................................           72          156
Net gains on sale of merchant services .................................                       125
                                                                           ----------   ----------
      Total noninterest income .........................................          860        1,118
                                                                           ----------   ----------
NONINTEREST EXPENSE:
Salaries and employee benefits expense .................................        1,790        1,795
Net occupancy and equipment expense ....................................          605          638
Other expenses .........................................................        1,161        1,187
                                                                           ----------   ----------
   Total noninterest expense ...........................................        3,556        3,620
                                                                           ----------   ----------
Income before income taxes .............................................        1,973        1,512
Provision for income tax expense .......................................          423          232
                                                                           ----------   ----------
      Net income .......................................................        1,550        1,280
                                                                           ----------   ----------
OTHER COMPREHENSIVE LOSS:
Unrealized holding losses on investment securities available-for-sale ..         (450)        (813)
Income tax benefit related to other comprehensive income loss ..........         (153)        (276)
                                                                           ----------   ----------
      Other comprehensive loss, net of income taxes ....................         (297)        (537)
                                                                           ----------   ----------
      Comprehensive income .............................................   $    1,253   $      743
                                                                           ==========   ==========
PER SHARE DATA:
Net income .............................................................   $     0.84   $     0.69
Cash dividends declared ................................................   $     0.25   $     0.23
Average common shares outstanding ......................................    1,851,816    1,865,848

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      MARCH 31,   DECEMBER 31,
                                                         2006         2005
                                                      ---------   ------------
ASSETS:
Cash and due from banks ...........................    $ 12,435     $ 23,403
Federal funds sold ................................                   12,000
Investment securities available-for-sale ..........      90,924      104,965
Loans held-for-sale, net ..........................       2,513        1,934
Loans, net of unearned income .....................     423,830      388,603
   Less: allowance for loan losses ................       4,151        4,128
                                                       --------     --------
Net loans .........................................     419,679      384,475
Premises and equipment, net .......................      11,063       11,003
Accrued interest receivable .......................       2,861        2,487
Other assets ......................................       3,859        3,310
                                                       --------     --------
      Total assets ................................    $543,334     $543,577
                                                       ========     ========
LIABILITIES:
Deposits:
   Noninterest-bearing ............................    $ 66,350     $ 75,428
   Interest-bearing ...............................     413,209      415,937
                                                       --------     --------
      Total deposits ..............................     479,559      491,365
Short-term borrowings .............................      10,650
Accrued interest payable ..........................       1,032        1,024
Other liabilities .................................       1,546        1,499
                                                       --------     --------
      Total liabilities ...........................     492,787      493,888
                                                       --------     --------
STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized
   12,000,000 shares, issued and outstanding:
   March 31, 2006, 1,851,816 shares;
   December 31, 2005, 1,850,154 shares ............         611          611
Capital surplus ...................................       6,937        6,869
Retained earnings .................................      42,337       41,250
Accumulated other comprehensive income ............         662          959
                                                       --------     --------
      Total stockholders' equity ..................      50,547       49,689
                                                       --------     --------
      Total liabilities and stockholders' equity ..    $543,334     $543,577
                                                       ========     ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    ACCUMULATED
                                                                                       OTHER           TOTAL
                                                     COMMON   CAPITAL   RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                                      STOCK   SURPLUS   EARNINGS       INCOME          EQUITY
                                                     ------   -------   --------   -------------   -------------
BALANCE, DECEMBER 31, 2005........................    $611     $6,869   $41,250        $ 959          $49,689
Net income........................................                        1,550                         1,550
Dividends declared: $0.25 per share...............                         (463)                         (463)
Dividend reinvestment plan: 1,662 shares issued...                 68                                      68
Net change in other comprehensive income..........                                      (297)            (297)
                                                      ----     ------   -------        -----          -------
BALANCE, MARCH 31, 2006...........................    $611     $6,937   $42,337        $ 662          $50,547
                                                      ====     ======   =======        =====          =======

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31                                         2006       2005
-----------------------------------                                       --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................   $  1,550   $ 1,280
Adjustments:
   Provision for loan losses ..........................................        180       300
   Depreciation, amortization and accretion ...........................        298       545
   Amortization of loan costs .........................................         59        34
   Deferred income tax benefit ........................................        (14)     (138)
   Loss (gain) on sale of foreclosed assets ...........................         30       (50)
   Changes in:
      Loans held for sale, net ........................................       (579)   (1,988)
      Accrued interest receivable .....................................       (374)     (120)
      Other assets ....................................................       (494)      (73)
      Accrued interest payable ........................................          8       (42)
      Other liabilities ...............................................        169      (282)
                                                                          --------   -------
         Net cash provided by (used in) operating activities ..........        833      (534)
                                                                          --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of investment securities available-for-sale ..     14,573     9,155
Purchases of investment securities available-for-sale .................     (1,031)   (1,234)
Proceeds from sale of foreclosed assets ...............................        136       304
Net increase in lending activities ....................................    (35,656)   (9,738)
Purchases of premises and equipment ...................................       (309)     (117)
                                                                          --------   -------
         Net cash used in investing activities ........................    (22,287)   (1,630)
                                                                          --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
   Money market, NOW, savings and noninterest-bearing accounts ........    (10,336)   (3,749)
   Time deposits ......................................................     (1,470)   (1,929)
   Short-term borrowings ..............................................     10,650     7,800
Proceeds from the issuance of common shares ...........................         68        60
Cash dividends paid ...................................................       (426)     (410)
                                                                          --------   -------
         Net cash provided by (used in) financing activities ..........     (1,514)    1,772
                                                                          --------   -------
         Net decrease in cash and cash equivalents ....................    (22,968)     (392)
         Cash and cash equivalents at beginning of year ...............     35,403    12,702
                                                                          --------   -------
         Cash and cash equivalents at end of period ...................   $ 12,435   $12,310
                                                                          ========   =======
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest ...........................................................   $  2,896   $ 2,501
Noncash items:
   Transfers of loans to foreclosed assets ............................        213        76
   Unrealized losses on investment securities available-for-sale ......   $    297   $   537

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 2005.

2. SERVICING OF FINANCIAL ASSETS:

On March 17, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets." This Statement, which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS No. 156 (i) clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; (ii) requires that separately recognized servicing assets or liabilities be measured at fair value; and (iii) permits an entity to choose either the amortization method or the fair value method in order to subsequently measure the separately recognized servicing asset or liability. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued subsequent to fiscal years beginning after September 15, 2006. Early adoption of this Statement is permitted. The adoption of this Statement on January 1, 2007, is not expected to have a material effect on the operating results or financial position of the Company.

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

Intangible assets include goodwill, which is evaluated for impairment at least annually in order to determine if it should be adjusted.

For a further discussion of our significant account policies, refer to the note entitled, "Summary of significant accounting policies," in the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended December 31, 2005. This note lists the significant accounting policies used by management in the development and presentation of our financial statements. The section entitled "Risk Factors" located in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005, this Management's Discussion and Analysis, The Notes to the Consolidated Financial Statements, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and valuation of our financial position, results of operations and cash flows.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING ENVIRONMENT:

Strong consumer and business spending led to a rebound in economic growth for the first quarter of 2006. The gross domestic product, the value of all goods and services produced nationally, rose at an annual rate of 4.8 percent after growing 1.7 percent in the fourth quarter of 2005. Consumer spending rose 5.5 percent, while business spending grew 6.5 percent. Inflationary pressures persisted, as rising gas prices forced consumer prices up 0.4 percent in March 2006. In addition, core consumer prices, excluding food and energy prices, rose
0.3 percent. For the first quarter of 2006, consumer prices advanced at an annual rate of 4.3 percent, compared to 3.4 percent for all of 2005. In order to combat these pressures, the Federal Open Market Committee ("FOMC") tightened monetary policy by raising the federal funds rate 50 basis points, in two 25 basis point increments, during the first quarter.

REVIEW OF FINANCIAL POSITION:

Total assets equaled $543.3 million at March 31, 2006 and $543.6 million at year-end 2005. Although relatively unchanged in total, the composition of our balance sheet changed amid cyclical deposit trends and intensified competition. Total deposits decreased $11.8 million from $491.4 million at year-end 2005 to $479.6 million at the close of the first quarter. However, demand for commercial loans remained strong, which primarily led to growth of $35.2 million in loans, net of unearned income. Loan growth was primarily funded by repayments of investment securities, short-term borrowing arrangements with the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh") and utilizing excess federal funds at year end 2005. Investment securities decreased $14.0 million, while short-term borrowings outstanding at the end of the first quarter amounted to $10.6 million. Stockholders' equity grew $0.8 million to $50.5 million at March 31, 2006, from $49.7 million at December 31, 2005. Net income of $1.5 million was partially offset by net cash dividends declared of $0.4 million and an other comprehensive loss of $0.3 million.

INVESTMENT PORTFOLIO:

Our investments are predominantly comprised of short-term obligations of U.S. Government agencies and intermediate-term, tax-exempt obligations of states and municipalities. We utilize the cash flows from maturities of U.S. Government agencies to fund future loan demand. Tax-exempt obligations of states and municipalities assist us in lowering our tax burden. U.S. Government agency securities totaled $30.8 million at March 31, 2006, while tax-exempt state and municipal obligations totaled $32.6 million. These investment classifications constituted 69.7 percent of the investment portfolio at March 31, 2006.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The carrying values of the major classifications of available-for-sale securities as they relate to the total investment portfolio at March 31, 2006, and December 31, 2005, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE

                                  MARCH 31, 2006       DECEMBER 31, 2005
                                ------------------   ---------------------
                                  AMOUNT       %        AMOUNT         %
                                ---------   ------   ------------   ------
U.S. Government agencies ....    $30,762     33.83%    $ 42,711      40.69%
State and municipals:
   Taxable ..................     15,071     16.58       15,268      14.54
   Tax-exempt ...............     32,579     35.83       33,795      32.20
Mortgage-backed securities ..     10,916     12.01       12,217      11.64
Equity securities:
   Restricted ...............      1,423      1.56          808       0.77
   Other ....................        173      0.19          166       0.16
                                 -------    ------     --------     ------
      Total .................    $90,924    100.00%    $104,965     100.00%
                                 =======    ======     ========     ======

Investment securities totaled $90.9 million at March 31, 2006, a decrease of $14.1 million from $105.0 million at December 31, 2005. We received $14.6 million in maturities and repayments from investment securities during the first quarter of 2006. These funds were primarily used to fund loan demand. Securities purchased during the three months ended March 31, 2006, totaled $1.0 million and were primarily comprised of restricted equity securities of the FHLB-Pgh in order to satisfy collateral requirements for short-term borrowings outstanding.

We had an unrealized holding gain of $662, net of income taxes of $341 at March 31, 2006, compared to a gain of $959, net of income taxes of $494 at the end of 2005. The decline was predominantly related to depreciation in the market values of our holdings of tax-exempt state and municipal obligations caused by increases in general market rates.

For the three months ended March 31, 2006, the investment portfolio averaged $99.9 million, a decrease of $11.5 million or 10.3 percent compared to an average of $111.4 million for the same three months of 2005. The tax-equivalent yield on our investment portfolio rose 62 basis points to 4.82 percent for the first quarter of 2006 compared to 4.20 percent for the same quarter last year. In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains and losses, whether realized or unrealized. Due to the depreciation in market value of our investment portfolio, the total return

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

for the investment portfolio weakened to 2.9 percent for the 12 months ended March 31, 2006, from 3.6 percent for the 12 months ended December 31, 2005.

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at March 31, 2006, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                     AFTER ONE         AFTER FIVE
                                     WITHIN          BUT WITHIN        BUT WITHIN          AFTER
                                    ONE YEAR         FIVE YEARS        TEN YEARS         TEN YEARS            TOTAL
                                ---------------   ---------------   ---------------   ---------------   ----------------
MARCH 31, 2006                   AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT    YIELD
--------------                  -------   -----   -------   -----   -------   -----   -------   -----   -------   ------
Amortized cost:
U.S. Government agencies.....   $24,931   3.67%   $ 6,024   3.99%                                       $30,955     3.73%
State and municipals:
   Taxable...................     3,360   2.14     12,154   2.99                                         15,514     2.81
   Tax-exempt................     1,707   3.65      3,862   7.69    $12,212   7.80%   $13,245    7.34%   31,026     7.36
Mortgage-backed securities...     4,615   5.57      6,145   4.91        203   6.26          2    7.47    10,965     5.21
Equity securities:
   Restricted................                                                           1,423    2.67     1,423     2.67
   Other.....................                                                              38   19.12        38    19.12
                                -------           -------           -------           -------           -------
      Total..................   $34,613   3.77%   $28,185   4.27%   $12,415   7.77%   $14,708    6.92%  $89,921     4.99%
                                =======           =======           =======           =======           =======
Fair value:
U.S. Government agencies.....   $24,834           $ 5,928                                               $30,762
State and municipals:
   Taxable...................     3,320            11,751                                                15,071
   Tax-exempt................     1,703             4,049           $12,819           $14,008            32,579
Mortgage-backed securities...     4,610             6,098               206                 2            10,916
Equity securities:
   Restricted................                                                           1,423             1,423
   Other.....................                                                             173               173
                                -------           -------           -------           -------           -------
      Total..................   $34,467           $27,826           $13,025           $15,606           $90,924
                                =======           =======           =======           =======           =======

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

LOAN PORTFOLIO:

The housing market appears to be headed for a slowdown as mortgage rates began to climb. The rate for a 30-year conventional mortgage was 6.32 percent at March 31, 2006, only 5 basis points higher than year-end 2005, but 39 basis points higher than 5.93 percent at March 31, 2005. Although both new and existing sales rose in March, annual sales rates are down from where they were one year ago. In addition, median prices of new homes were down 2.2 percent from last year, and the inventory of existing homes rose 7.0 percent to a 5.5 month supply, the highest level of homes on the market in eight years. Activity in our secondary mortgage department continued to moderate. Residential mortgage loans serviced for the Federal National Mortgage Association ("FNMA") grew $1.5 million or at an annual rate of 5.5 percent to $111.6 million at the end of the first quarter of 2006 from $110.1 million at the end of 2005. In comparison, for the first quarter of 2005, residential mortgage loans serviced for the FNMA grew at an annualized rate of 10.8 percent. For the three months ended March 31, residential mortgages sold to the FNMA totaled $4.1 million in 2006 compared to $5.4 million in 2005. Net gains realized on the sale of residential mortgages totaled $72 for the first quarter of 2006, compared to $156 for the same quarter last year. In addition, our total residential mortgage portfolio decreased $2.5 million or 2.7 percent to $91.8 million at March 31, 2006, from $94.3 million at the end of 2005.

Business spending increased considerably in the first quarter of 2006. Spending for equipment and software rose by a significant 16.4 percent, while nonresidential construction increased 8.6 percent, the highest pace since the second quarter of 2004. Strong business spending led to growth of 3.6 percent in commercial and industrial loans at all commercial banks from the end of 2005. Similarly, we experienced strong demand for our commercial loan products. Commercial loans grew $33.0 million or 24.0 percent to $170.3 million at March 31, 2006, from $137.3 million at year-end 2005. In addition, commercial mortgage loans increased $4.8 million or 3.8 percent from the end of 2005. Commercial leases declined 11.9 percent.

During the first quarter of 2006, we hired new commercial relationship officers to further develop our commercial loan portfolio in two specific areas. We hired an officer with extensive experience in commercial lease financing. We anticipate significant growth in our commercial lease portfolio over the next year. We also hired an officer with a strong local government and business relations background in Luzerne County in order to develop a greater presence in this market area.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our consumer portfolio, after gradually declining in recent years, grew a moderate $97 or 0.3 percent from the end of 2005. It has been very difficult to attract consumers loans, as most individuals are opting to use home equity loans to finance large purchases and consolidate higher-interest personal loans. In addition, automobile manufacturers and durable goods retailers continue to offer attractive financing alternatives.

For the first quarter of 2006, average loans grew $17.6 million or 4.4 percent to $418.0 million from $400.4 million for the same quarter of 2005. Rising interest rates had a considerable effect on the tax-equivalent yield on the loan portfolio, which rose 70 basis points to 6.77 percent for the three months ended March 31, 2006, from 6.07 percent for the same three months of 2005. We anticipate loan yields to increase over the remainder of 2006, as adjustable-rate loans continue to reprice at higher rates.

The composition of the loan portfolio at March 31, 2006, and December 31, 2005, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                           MARCH 31,         DECEMBER 31,
                                             2006                2005
                                      -----------------   -----------------
                                       AMOUNT       %      AMOUNT       %
                                      --------   ------   --------   ------
Commercial, financial and others...   $170,318    40.18%  $137,302    35.33%
Real estate:
   Construction....................      3,503     0.83      2,575     0.66
Mortgage...........................    219,213    51.72    217,827    56.06
Consumer, net......................     29,314     6.92     29,217     7.52
Lease financing, net...............      1,482     0.35      1,682     0.43
                                      --------   ------   --------   ------
   Loans, net of unearned income...    423,830   100.00%   388,603   100.00%
                                                 ======              ======
Less: allowance for loan losses....      4,151               4,128
                                      --------            --------
      Net loans....................   $419,679            $384,475
                                      ========            ========

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans. Approximately 51.2 percent of the lending portfolio is expected to reprice within the next 12 months.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity and repricing information of the loan portfolio by major classification at March 31, 2006, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                       AFTER ONE
                                            WITHIN    BUT WITHIN     AFTER
MARCH 31, 2006                             ONE YEAR   FIVE YEARS   FIVE YEARS     TOTAL
--------------                             --------   ----------   ----------   --------
Maturity schedule:
Commercial, financial and others .......   $ 69,174    $ 46,705     $ 54,439    $170,318
Real estate:
   Construction ........................      3,503                                3,503
   Mortgage ............................     27,226      74,246      117,741     219,213
Consumer, net ..........................      4,714      20,036        4,564      29,314
Lease financing, net ...................        696         786                    1,482
                                           --------    --------     --------    --------
      Total ............................   $105,313    $141,773     $176,744    $423,830
                                           ========    ========     ========    ========
Repricing schedule:
Predetermined interest rates ...........   $ 49,894    $ 70,544     $ 64,219    $184,657
Floating or adjustable interest rates ..    167,095      71,826          252     239,173
                                           --------    --------     --------    --------
      Total ............................   $216,989    $142,370     $ 64,471    $423,830
                                           ========    ========     ========    ========

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

DISTRIBUTION OF OFF-BALANCE SHEET COMMITMENTS

The contractual amounts of off-balance sheet commitments at March 31, 2006 and December 31, 2005, are summarized as follows:

                                                               MARCH 31,   DECEMBER 31,
                                                                  2006         2005
                                                               ---------   ------------
Commitments to extend credit................................    $ 75,557      $64,816
Unused portions of home equity and credit card lines........      14,587       14,576
Commercial letters of credit................................      19,293       18,565
                                                                --------      -------
   Total....................................................    $109,437      $97,957
                                                                ========      =======

These commitments are generally issued for one year or less and often expire unused in whole or in part by the customer. We record an allowance for credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at March 31, 2006 and December 31, 2005. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

ASSET QUALITY:

Our nonperforming asset levels improved $210 to $4,085 at March 31, 2006, from $4,295 at year-end 2005. The ratio of nonperforming assets to loans, net of unearned income, equaled 0.96 percent at March 31, 2006 and 1.11 percent at December 31, 2005. The improvement resulted from a reduction of $505 in nonaccrual loans, partially offset by increases in accruing loans past due 90 days or more and foreclosed assets of $248 and $47.

During the first quarter of 2006, we transferred four loans with an aggregate carrying value of $213 to foreclosed assets. Four properties with an aggregate carrying value of $120 were sold for $136, resulting in a realized gain of $16. In addition, we wrote down one property $46 to 75.0 percent of its appraised value.

We anticipate economic conditions in our local market area to stabilize for the remainder of 2006. However, should economic conditions weaken, borrowers' ability to make timely loan payments could be hindered. The possibility exists that these levels could deteriorate should this occur. In addition, rising interest rates could pose credit risk, as borrowers with adjustable-rate loans may not be able to meet higher debt service requirements.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning nonperforming assets at March 31, 2006, and December 31, 2005, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                         MARCH 31,   DECEMBER 31,
                                                            2006         2005
                                                         ---------   ------------
NONACCRUAL LOANS:
Commercial, financial and others .....................    $1,464        $1,574
Real estate:
   Construction ......................................
   Mortgage ..........................................     1,325         1,714
Consumer, net ........................................        92            98
Lease financing, net .................................
                                                          ------        ------
      Total nonaccrual loans .........................     2,881         3,386
                                                          ------        ------
ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and others .....................        25            62
Real estate:
   Construction ......................................
   Mortgage ..........................................       677           333
Consumer, net ........................................        91           118
Lease financing, net .................................         1            33
                                                          ------        ------
      Total accruing loans past due 90 days or more ..       794           546
                                                          ------        ------
      Total nonperforming loans ......................     3,675         3,932
                                                          ------        ------
Foreclosed assets ....................................       410           363
                                                          ------        ------
      Total nonperforming assets .....................    $4,085        $4,295
                                                          ======        ======
Ratios:
Nonperforming loans as a percentage of loans, net ....      0.87%         1.01%
Nonperforming assets as a percentage of loans, net ...      0.96%         1.11%

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

Information concerning impaired loans at March 31, 2006, and December 31, 2005, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                      MARCH 31,   DECEMBER 31,
                                                         2006         2005
                                                      ---------   ------------
NONACCRUAL LOANS:
Commercial, financial and others...................    $1,464        $1,574
Real estate:
   Construction....................................
   Mortgage........................................     1,325         1,714
Consumer, net......................................        92            98
Lease financing, net...............................
                                                       ------        ------
      Total nonaccrual loans.......................     2,881         3,386
                                                       ------        ------
ACCRUING LOANS:
Commercial, financial and others...................       861           638
Real estate:
   Construction....................................
   Mortgage........................................     3,526         1,622
Consumer, net......................................        59            61
Lease financing, net...............................
                                                       ------        ------
      Total accruing loans.........................     4,446         2,321
                                                       ------        ------
      Total impaired loans.........................    $7,327        $5,707
                                                       ======        ======
Ratio:
Impaired loans as a percentage of loans, net.......      1.73%         1.47%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information relating to the recorded investment in impaired loans at March 31, 2006 and December 31, 2005, is summarized as follows:

                                        MARCH 31,   DECEMBER 31,
                                           2006         2005
                                        ---------   ------------
Impaired loans:
With a related allowance.............     $6,358       $3,844
With no related allowance............        969        1,863
                                          ------       ------
   Total.............................     $7,327       $5,707
                                          ======       ======

The analysis of changes affecting the allowance for loan losses related to impaired loans for the quarter ended March 31, 2006, is summarized as follows:

                                        MARCH 31,
                                           2006
                                        ---------
Balance at January 1.................     $2,206
Provision for loan losses............        247
Loans charged-off....................         92
Loans recovered......................
                                          ------
Balance at period-end................     $2,361
                                          ======

Interest income on impaired loans that would have been recognized had the loans been current, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 2006 and 2005, are summarized as follows:

THREE MONTHS ENDED MARCH 31                                        2006     2005
---------------------------                                       ------   ------
Gross interest due under terms.................................   $  106   $  108
Interest income recognized.....................................      142       67
                                                                  ------   ------
Interest income not recognized (recognized in excess of due)...   $  (36)  $   41
                                                                  ======   ======
Interest income recognized (cash-basis)........................   $  142   $   67
Average recorded investment in impaired loans..................   $5,589   $6,736

For the three months ended March 31, cash received on impaired loans applied as a reduction of principal totaled $362 in 2006 and $3.9 million in 2005. There were no commitments to extend additional funds to parties having impaired loans at March 31, 2006.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The allocation of the allowance for loan losses at March 31, 2006 and December 31, 2005, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                             MARCH 31, 2006    DECEMBER 31, 2005
                                           -----------------   -----------------
                                                    CATEGORY            CATEGORY
                                                      AS A                AS A
                                                      % OF                % OF
                                           AMOUNT     LOANS    AMOUNT    LOANS
                                           ------   --------   ------   --------
Allocated allowance:
Specific:
Commercial, financial and others........   $1,334      0.55%   $1,549      0.57%
Real estate:
   Construction.........................
   Mortgage.............................      876      1.14       532      0.86
Consumer, net...........................      151      0.04       125      0.04
Lease financing, net....................
                                           ------    ------    ------    ------
      Total specific....................    2,361      1.73     2,206      1.47
                                           ------    ------    ------    ------
Formula:
Commercial, financial and others........      145     39.63       123     34.76
Real estate:
   Construction.........................               0.83                0.66
   Mortgage.............................      624     50.58       472     55.20
Consumer, net...........................      356      6.88       360      7.48
Lease financing, net....................               0.35                0.43
                                           ------    ------    ------    ------
       Total formula....................    1,125     98.27       955     98.53
                                           ------    ------    ------    ------
       Total allocated allowance........    3,486    100.00%    3,161    100.00%
                                                     ======              ======
Unallocated allowance...................      665                 967
                                           ------              ------
       Total allowance for loan losses..   $4,151              $4,128
                                           ======              ======

The allocated element of the allowance for loan losses account was $3,486 at March 31, 2006, an increase of $325 from $3,161 at December 31, 2005. The change from year-end primarily resulted from a $155 increase in the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, coupled with a $170 increase in the formula portion of the allowance for impairment of loans collectively evaluated under SFAS No. 5. The increase in the specific portion primarily resulted from an increase in commercial loans which are still accruing loans but have been identified as impaired with a recorded investment in excess of fair value.

The unallocated portion of the allowance for loan losses was $665 at the end of the first quarter of 2006 compared to $967 at year-end 2005. We believe the unallocated portion of the allowance for loan losses account is

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

sufficient to cover any inherent losses in the loan portfolio that have not been identified as part of the allocated allowance using our impairment methodology.

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 2006, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                        MARCH 31,
                                                                           2006
                                                                        ---------
Allowance for loan losses at beginning of period ....................    $4,128
Loans charged-off:
Commercial, financial and others ....................................
Real estate:
   Construction .....................................................
   Mortgage .........................................................        92
Consumer, net .......................................................        89
Lease financing, net ................................................
                                                                         ------
      Total .........................................................       181
                                                                         ------
Loans recovered:
Commercial, financial and others ....................................         5
Real estate:
   Construction .....................................................
   Mortgage .........................................................
Consumer, net .......................................................        19
Lease financing, net ................................................
                                                                         ------
      Total .........................................................        24
                                                                         ------
Net loans charged-off ...............................................       157
                                                                         ------
Provision charged to operating expense ..............................       180
                                                                         ------
Allowance for loan losses at end of period ..........................    $4,151
                                                                         ======
Ratios:
Net loans charged-off as a percentage of average loans outstanding ..      0.15%
Allowance for loan losses as a percentage of period end loans .......      0.98%

The allowance for loan losses account equaled $4,151 or 0.98 percent of loans, net of unearned income, at March 31, 2006, compared to $4,128 or 1.06 percent at year-end 2005. The provision for loan losses of $180 exceeded net charge-offs of $157, which resulted in the $23 increase in the allowance for loan losses account. At March 31, 2006, the allowance for loan losses covered 101.6 percent of nonperforming assets, compared to 96.6 percent of nonperforming assets at December 31, 2005.

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs were $157 and $141 for the first three months of 2006 and 2005. As a percentage of average loans outstanding, net charge-offs equaled 0.15 percent and 0.14 percent for the first quarters of 2006 and 2005.

DEPOSITS:

Despite a 5.8 percent increase in disposable personal income in the first quarter of 2006, the personal savings rate fell 0.5 percent, the fourth consecutive quarter of negative growth. The declining savings rate has created intense price competition for deposits. Despite this pressure, we chose not to aggressively compete for deposits as a result of a favorable anticipated liquidity position. In addition, cyclical trends of certain business and not-for-profit customers impacted our deposits. The balances for these accounts vary cyclically due to timing of tax receipts and disbursements and government contracts. As a result of these factors, total deposits decreased $11.8 million to $479.6 million at March 31, 2006, from $491.4 million at December 31, 2005. Noninterest-bearing accounts decreased $9.1 million, while interest-bearing accounts fell $2.7 million. The decline in interest-bearing accounts was primarily caused by decreases of $3.4 million in large denomination time deposits and $1.4 million in savings accounts, partially offset by an increase of $1.9 million in time deposits less than $100.

The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 2006 and 2005, are summarized as follows:

DEPOSIT DISTRIBUTION

                                   MARCH 31, 2006       MARCH 31, 2005
                                 ------------------   -----------------
                                  AVERAGE   AVERAGE    AVERAGE   AVERAGE
                                  BALANCE     RATE     BALANCE     RATE
                                 --------   -------   --------   -------
Interest-bearing:
Money market accounts.........   $ 32,688    2.37%    $ 22,011    1.33%
NOW accounts..................     59,142    2.05       51,367    1.48
Savings accounts..............    114,254    1.20      122,484    0.81
Time deposits less than $100..    187,179    3.84      177,879    3.65
Time deposits $100 or more....     22,293    4.02       33,603    3.31
                                 --------             --------
   Total interest-bearing.....    415,556    2.75%     407,344    2.37%
Noninterest-bearing...........     66,601               68,322
                                 --------             --------
   Total deposits.............   $482,157             $475,666
                                 ========             ========

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the three months ended March 31, 2006, total deposits averaged $482.2 million, an increase of $6.5 million or 1.4 percent, from $475.7 million for the same three months of last year. Average interest-bearing deposits grew $8.2 million or 2.0 percent, while average noninterest-bearing deposits decreased $1.7 million or 2.5 percent when comparing the first quarters of 2006 and 2005. The growth in our interest-bearing accounts was concentrated in money market and NOW accounts which increased $10.7 million and $7.7 million. Although we did not aggressively compete for deposits, we did offer preferential rates on two special-term non-renewable certificates of deposit. One certificate carried a short-term maturity, while the other a longer term. We experienced disintermediation of our savings accounts into the higher-yielding, short-term certificate of deposit. Average savings accounts decreased $8.2 million from $122.5 million in 2005 to $114.3 million in 2006, while time deposits less than $100 rose $9.3 million from $177.9 million in 2005 to $187.2 million in 2006. Rising short-term interest rate continued to impact our cost of funds, which rose 40 basis points to 2.78 percent for the first quarter of 2006 from 2.38 percent one year ago. We anticipate higher funding costs for the remainder of 2006, with further possible monetary policy tightening and intense competitive pressures in our market area.

Volatile deposits, time deposits in denominations of $100 or more, decreased $3.4 million to $20.2 million at March 31, 2006, from $23.6 million at December 31, 2005. These deposits averaged $22.3 million in 2006, a decrease of $11.3 million or 33.6 percent from $33.6 million in 2005. The average cost of large denomination time deposits rose 71 basis points to 4.02 percent for the first three months of 2006 from 3.31 percent for the same three months of last year.

Maturities of time deposits $100 or more at March 31, 2006, and December 31, 2005, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                               MARCH 31,   DECEMBER 31,
                                                  2006         2005
                                               ---------   ------------
Within three months ........................    $ 3,077       $ 3,964
After three months but within six months ...      2,077         2,547
After six months but within twelve months ..      2,625         4,238
After twelve months ........................     12,387        12,830
                                                -------       -------
   Total ...................................    $20,166       $23,579
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

INTEREST RATE SENSITIVITY

                                                    DUE AFTER      DUE AFTER
                                                   THREE MONTHS    ONE YEAR
                                    DUE WITHIN      BUT WITHIN    BUT WITHIN    DUE AFTER
MARCH 31, 2006                     THREE MONTHS   TWELVE MONTHS   FIVE YEARS   FIVE YEARS     TOTAL
--------------                     ------------   -------------   ----------   ----------   --------
Rate sensitive assets:
Investment securities ..........     $ 15,188        $ 19,279      $ 27,826      $28,631    $ 90,924
Loans held for sale, net .......        2,513                                                  2,513
Loans, net of unearned income ..      132,331          84,658       142,370       64,471     423,830
                                     --------        --------      --------      -------    --------
   Total .......................     $150,032        $103,937      $170,196      $93,102    $517,267
                                     ========        ========      ========      =======    ========
Rate sensitive liabilities:
Money market accounts ..........     $ 21,047        $ 10,080                               $ 31,127
NOW accounts ...................       46,002          13,993                                 59,995
Savings accounts ...............       11,759                      $102,755                  114,514
Time deposits less than $100 ...       26,773          59,668        83,082      $17,884     187,407
Time deposits $100 or more .....        3,077           4,702         9,659        2,728      20,166
Short-term borrowings ..........       10,650                                                 10,650
                                     --------        --------      --------      -------    --------
   Total .......................     $119,308        $ 88,443      $195,496      $20,612    $423,859
                                     ========        ========      ========      =======    ========
Rate sensitivity gap:
   Period ......................     $ 30,724        $ 15,494      $(25,300)     $72,490
   Cumulative ..................     $ 30,724        $ 46,218      $ 20,918      $93,408    $ 93,408
RSA/RSL ratio:
   Period ......................         1.26            1.18          0.87         4.52
   Cumulative ..................         1.26            1.22          1.05         1.22        1.22

At March 31, 2006 we had a positive gap position with a cumulative one-year RSA/RSL ratio of 1.22. As previously mentioned, this indicated that if interest rates increase our earnings would likely be favorably impacted. Given the current rising interest rate environment, ALCO continued to focus on maintaining this advantageous position by monitoring and making certain the gap position between RSA and RSL remained positive. Specifically, we

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

predominantly offer commercial loans with adjustable-rate terms that either reprice immediately or within one year. RSL were more difficult to manage given the current rate environment characterized by rising short-term interest rates and a relatively flat yield curve. We did try to mitigate these characteristics by not aggressively competing for deposits and strategically using promotional-term, non-renewable certificates of deposit rather than raising interest rates over all maturity terms. Given our current gap position, should interest rates increase, a greater amount of RSA would reprice upward in the near term and at a faster pace than RSL, thereby positively affecting net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis.

Our RSA/RSL ratio declined in comparison to 1.31 at the end of the first quarter of 2005. The decrease resulted from a $35.2 million or 20.4 percent increase in RSL, partially offset by a $28.4 million or 12.6 percent increase in RSL maturing or repricing within one year. We experienced a higher amount of RSL maturing or repricing within one-year in all major liability categories except for large denomination time deposits, with an increase in interest-bearing transaction accounts of $27.4 million accounting for the majority of the increase. We typically categorize savings accounts in the "Due after one year but within five years" category. However, a significant balance of commercial savings accounts carry rates that reprice with the three-month U.S. Treasury. As a result of their sensitivity to movements in interest rates, we categorize these savings account in the "Due within three-months" category. At the end of the first quarter, there were $11.8 million in savings accounts which matured or repriced within 12 months. In addition, the balances of money market and NOW accounts at March 31, 2006, increased $9.0 million and $6.3 million in comparison to one year earlier. The majority of the growth in these accounts resulted from an increase in the deposit balances of local school districts, municipalities and certain not-for-profit educational agencies. Money market and NOW accounts that are tied to the U.S. Treasury are also included in the "Due after three months" category. The remaining balances in these accounts, which are not tied to a specific market rate, are included in the "Due after three but within twelve months" category due to their cyclical nature and sensitivity to movements in interest rates.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

With respect to RSA maturing or repricing within 12 months, the increase primarily resulted from a $37.3 million increase in loans, net of unearned income, partially offset by declines of $7.5 million in investment securities and $1.4 million in loans held for sale. The increase in loans, net of unearned income, was predominately caused by our focus on commercial lending, which involved loans with adjustable interest rates that reprice in the near term. During the first quarter of 2006, maturities of investment securities were used to supplement deposit growth in funding loan demand and were not reinvested back into the portfolio, which caused the decline in investments maturing or repricing within one year.

Our three-month ratio at March 31, 2006, decreased as compared to one year earlier. At the end of the first quarter of 2006 this ratio equaled 1.26 as compared to 3.14 at March 31, 2005. The change in the three-month ratio can be explained by reasons similar to those for the one-year ratio.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2006, produced results that were similar to those indicated by the one-year static gap position. Specifically, given instantaneous and parallel shifts in general market rates of plus 100 basis points, net interest income should increase 1.7 percent. Conversely, given instantaneous and parallel shifts in general market rates of minus 100 basis points, net interest income should decrease by 1.6 percent. We will continue to monitor our IRR position in 2006 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a favorable IRR position.

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

     -    Payment of lease obligations; and

     -    Payment of operating expenses.

With the exception of $10.6 million in short-term borrowings outstanding with the FHLB-Pgh at March 31, 2006, our contractual obligations did not change significantly from the amounts reported in our Annual Report on Form 10-K for the period ended December 31, 2005. We believe our liquidity position will be adequate to support our contractual obligations as they come due.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after 2006. Our noncore funds at March 31, 2006, consisted of short-term borrowings with the FHLB-Pgh and time deposits in denominations of $100 or more. Time deposits in denominations of $100 or more are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2006, our net noncore funding dependence ratio, the difference between noncore funds and short-investments to long-term assets, was negative 0.8 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled negative 3.4 percent at the end of the first quarter of 2006. Despite having short-term borrowings outstanding, negative ratios indicated that at March 31, 2006, we did not rely on noncore sources to fund our long-term assets.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold. Cash and cash equivalents decreased $23.0 million in the first quarter of 2006. In comparison, cash and cash equivalents decreased $0.4 million in the same period last year. For the three months ended March 31, 2006, investing and financing activities resulted in net cash outflows,

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

while operating activities resulted in a net cash inflow. In comparison to the same three months of 2005, operating and investing activities resulted in net outflows, while financing activities provided us with net cash.

Deposit gathering is our predominant financing activity. Cyclical deposit trends usually result in a decrease in deposits during the first quarter. In addition, competition for deposits continues to intensify due to rising short-term interest rates. As a result, total deposits declined $11.8 million. Due to this decline, we utilized short-term borrowings of $10.6 million from the FHLB-Pgh as a source of liquidity. Similarly, for the first quarter of 2005, deposits declined $5.7 million, while short-term borrowings increased $7.8 million.

Primary investing activities involve transactions related to our investment securities and lending activities. Proceeds received from repayments of investment securities, net of purchases, increased for the three months ended March 31, to $13.5 million in 2006 compared to $7.9 million in 2005, while cash used for lending activities increased from $9.7 million in 2005 to $35.7 million in 2006.

Operating activities provided net cash of $0.8 million for the first three months of 2006, compared to using net cash of $0.5 million for the same period of 2005. Net income, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses, and net changes in current assets, is the primary source of funds from operations.

CAPITAL ADEQUACY:

Our stockholders' equity increased $0.8 million to $50.5 million or $27.30 per share at March 31, 2006, compared to $49.7 million or $26.86 per share at December 31, 2005. Net income of $1,550 was the primary factor leading to the improvement. Partially offsetting net income were net cash dividends declared of $395 and an increase in the other comprehensive loss resulting from market value fluctuations of the investment portfolio of $297.

We declared dividends of $463 or $0.25 per share for the quarter ended March 31, 2006. The dividend payout ratio was 29.9 percent and 33.5 percent for the first quarters of 2006 and 2005. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the first quarter of 2006, 1,662 shares were issued under this plan.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-weighted assets ratio of 4.0 percent and a total capital to risk-weighted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2006 and 2005. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Our and Community Bank's capital ratios at March 31, 2006 and 2005, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REGULATORY CAPITAL

                                                                                            MINIMUM TO BE WELL
                                                                                             CAPITALIZED UNDER
                                                                      MINIMUM FOR CAPITAL    PROMPT CORRECTIVE
                                                       ACTUAL          ADEQUACY PURPOSES     ACTION PROVISIONS
                                                -------------------   -------------------   ------------------
MARCH 31                                          2006       2005       2006      2005         2006      2005
--------                                        --------   --------   --------   --------    -------   -------
Basis for ratios:
Tier I capital to risk-weighted assets:
   Consolidated .............................   $ 49,465   $ 46,072    $17,696   $16,212
   Community Bank ...........................     47,421     43,914     17,662    16,196     $26,493   $24,294
Total capital to risk-weighted assets:
   Consolidated .............................     53,616     50,090     35,392    32,423
   Community Bank ...........................     51,572     47,932     35,324    32,392      44,155    40,490
Tier I capital to total average assets
   less intangibles assets:
   Consolidated .............................     49,465     46,072     21,668    21,498
   Community Bank ...........................     47,421     43,914    $21,626   $21,472     $27,032   $26,840

Risk-weighted assets:
   Consolidated .............................    422,572    394,572
   Community Bank ...........................    421,719    394,176
Risk-weighted off-balance sheet items:
   Consolidated .............................     19,831     10,719
   Community Bank ...........................     19,831     10,719
Average assets for Leverage ratio:
   Consolidated .............................    541,705    537,439
   Community Bank ...........................   $540,650   $536,806

Ratios:
Tier I capital as a percentage of risk-
   weighted assets and off-balance sheet
   items:
   Consolidated .............................       11.2%      11.4%       4.0%      4.0%
   Community Bank ...........................       10.7       10.8        4.0       4.0         6.0%      6.0%
Total of Tier I and Tier II capital as a
   percentage of risk-weighted assets and
   off-balance sheet items:
   Consolidated .............................       12.1       12.4        8.0       8.0
   Community Bank ...........................       11.7       11.8        8.0       8.0        10.0      10.0
Tier I capital as a percentage of total
   average assets less intangibles assets:
   Consolidated .............................        9.1        8.6        4.0       4.0
   Community Bank ...........................        8.8%       8.2%       4.0%      4.0%        5.0%      5.0%

We and Community Bank have consistently maintain regulatory capital ratios well above the minimum levels of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent. Based on the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at March 31, 2006. There are no conditions or events since this notification that we believe have changed Community Bank's category.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

REVIEW OF FINANCIAL PERFORMANCE:

We reported net income of $1,550 or $0.84 per share for the first quarter of 2006, an increase of $270 or 21.1 percent compared to $1,280 or $0.69 per share for the same quarter of 2005. An improvement in net interest income of $535 or
12.4 percent was the predominant factor leading to the increase in earnings. Return on average assets and return on average equity for the quarter ended March 31, 2006, equaled 1.16 percent and 12.47 percent, compared to 0.96 percent and 10.82 percent for the same quarter of 2005. In addition, improved efficiency led to a 1.8 percent reduction in noninterest expense. These positive factors were partially offset by a decrease in noninterest revenue of $258.

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

     -    Changes in general market rates; and

     -    The level of nonperforming assets.

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported on a tax-equivalent basis using the prevailing federal statutory tax rate of 34.0 percent.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                         MARCH 31,
                                       2006 VS. 2005
                                  ----------------------
                                    INCREASE (DECREASE)
                                      ATTRIBUTABLE TO
                                  ----------------------
                                   TOTAL
                                  CHANGE   RATE   VOLUME
                                  ------   ----   ------
INTEREST INCOME:
Loans:
   Taxable ....................   $  835   $583   $ 252
   Tax-exempt .................      151    130      21
Investments:
   Taxable ....................       51    140     (89)
   Tax-exempt .................      (18)   (19)      1
Federal funds sold ............        6      4       2
                                  ------   ----   -----
      Total interest income ...    1,025    838     187
                                  ------   ----   -----
INTEREST EXPENSE:
Money market accounts .........      119     74      45
NOW accounts ..................      112     81      31
Savings accounts ..............       95    112     (17)
Time deposits less than $100 ..      167     81      86
Time deposits $100 or more ....      (53)    51    (104)
Short-term borrowings .........        5     44     (39)
                                  ------   ----   -----
      Total interest expense ..      445    443       2
                                  ------   ----   -----
      Net interest income .....   $  580   $395   $ 185
                                  ======   ====   =====

For the three months ended March 31, tax-equivalent net interest income rose $580 or 12.4 percent to $5,265 in 2006 from $4,685 in 2005. A positive rate variance, coupled with growth in average earning assets over that of interest-bearing liabilities, factored into the improvement.

The positive rate variance resulted in additional net interest income of $395. The tax-equivalent yield on earning assets for the first quarter rose 73 basis points to 6.39 percent in 2006 from 5.66 percent in 2005 and resulted in an increase in interest revenue of $838. Specifically, the tax-equivalent yield on the loan portfolio increased 70 basis points to 6.77 percent for the first quarter of 2006 from 6.07 percent for the same quarter of 2005. The continual rise in the prime rate impacted loan yields, as a

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

significant portion of our loan portfolio carries adjustable interest rates. The yield on taxable loans rose 64 basis points, while the yield on tax-exempt loans increased 122 basis points. These combined yield increases resulted in additional interest revenue of $713. Similarly, the tax-equivalent yield on the investment portfolio increased 62 basis points. The yield on taxable investments rose 79 basis points, however, the yield on tax-exempt investments decreased 24 basis points, which combined had an net effect on interest revenue of $121.

Partially mitigating the increase in interest revenue due to changes in rates was an increase in interest expense of $443 caused by a 40 basis point rise in our cost of funds to 2.78 percent for the first quarter of 2006 from 2.38 percent for the same period of 2005. Specifically, rates paid for interest-bearing transaction accounts rose significantly, as certain larger-balance, money market, NOW and savings accounts of local school districts and municipalities are priced in accordance with changes in the three-month U.S. Treasury. This rate was 4.63 percent at March 31, 2006, 184 basis points higher than 2.79 percent at March 31, 2005. As a result, the cost of money market, NOW and savings accounts rose 104 basis points, 57 basis points and 39 basis points when comparing the first quarters of 2006 and 2005, which combined resulted in additional interest expense of $267. Rising short-term rates and increasing competition for deposits within our market area began to impact our time deposit costs. With regard to time deposits, although we did not aggressively compete for deposits, we did offer preferential rates for special-term, non-renewable certificates in an effort to retain customers. As a result, the average rates paid for time deposits less than $100 and time deposits $100 or more rose 19 basis points and 71 basis points, which together negatively impacted interest expense by $132. Short-term borrowing costs increased 200 basis points, which resulted in additional interest expense of $44.

We also experienced a positive volume variance of $185. Average earning assets grew $6.7 million, which resulted in additional interest revenue of $187, while interest-bearing liabilities averaged $3.3 million higher, which caused an increase in interest expense of $2. The increase in average earning assets resulted from growth of $17.6 million in loans, partially offset by a reduction of $10.9 million in investments and federal funds sold. Loan growth resulted in additional interest revenue of $273, while the net decrease in investments and federal funds sold caused a reduction in interest revenue of $86. With regard to interest-bearing liabilities, growth in money market accounts, NOW accounts and time deposits less than $100 was partially offset by decreases in savings accounts, large denomination time deposits and short-term borrowings. Money market and NOW accounts grew $10.7 million and $7.7 million and together resulted in additional interest expense of $76. Savings accounts averaged $8.2 million lower comparing the first quarters of 2006 and 2005. The reduction, for the most part, was caused by customers moving funds into time deposits less than $100 to take

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

advantage of short-term promotional rates. These time deposits averaged $9.3 million higher. The reduction in savings accounts caused a decrease to interest expense of $17, which was more than offset by $86 in additional expense from growth in time deposits less than $100. Large denomination time deposits and short-term borrowings averaged $11.3 million and $4.9 million lower, causing decreases in interest expense of $104 and $39.

Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin improved a significant 41 basis points to 4.12 percent in 2006 from 3.71 percent in 2005. In addition, the net interest margin improved 9 basis points from 4.03 percent in the fourth quarter of 2005. Short-term market rates may increase further in 2006 should inflationary pressure persist. Should this occur, competition in our market area could intensify and put further pressure on deposit rates. No assurance can be given that net interest income will not be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended March 31, 2006 and 2005, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the prevailing statutory tax rate of
34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                              MARCH 31, 2006                   MARCH 31, 2005
                                                      ------------------------------   ------------------------------
                                                                 INTEREST    AVERAGE              INTEREST    AVERAGE
                                                       AVERAGE    INCOME/   INTEREST    AVERAGE    INCOME/   INTEREST
                                                       BALANCE    EXPENSE     RATE      BALANCE    EXPENSE     RATE
                                                      --------   --------   --------   --------   --------   --------
ASSETS:
Earning assets:
Loans:
   Taxable.........................................   $374,452    $6,324      6.85%    $358,544    $5,489      6.21%
   Tax-exempt......................................     43,507       651      6.07       41,828       500      4.85
Investments:
   Taxable.........................................     68,482       614      3.64       80,009       563      2.85
   Tax-exempt......................................     31,413       574      7.41       31,389       592      7.65
Federal funds sold.................................        670         6      3.63           57                2.62
                                                      --------    ------               --------    ------
      Total earning assets.........................    518,524     8,169      6.39%     511,827     7,144      5.66%
Less: allowance for loan losses....................      4,181                            3,903
Other assets.......................................     27,782                           30,138
                                                      --------                         --------
      Total assets.................................   $542,125                         $538,062
                                                      ========                         ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts..............................   $ 32,688       191      2.37%    $ 22,011        72      1.33%
NOW accounts.......................................     59,142       299      2.05       51,367       187      1.48
Savings accounts...................................    114,254       339      1.20      122,484       244      0.81
Time deposits less than $100.......................    187,179     1,770      3.84      177,879     1,603      3.65
Time deposits $100 or more.........................     22,293       221      4.02       33,603       274      3.31
Short-term borrowings..............................      7,374        84      4.62       12,234        79      2.62
                                                      --------    ------               --------    ------
      Total interest-bearing liabilities...........    422,930     2,904      2.78%     419,578     2,459      2.38%
Noninterest-bearing deposits.......................     66,601                           68,322
Other liabilities..................................      2,189                            2,192
Stockholders' equity...............................     50,405                           47,970
                                                      --------                         --------
      Total liabilities and stockholders' equity...   $542,125                         $538,062
                                                      ========    ------               ========    ------
      Net interest/income spread...................               $5,265      3.61%                $4,685      3.28%
                                                                  ======                           ======
      Net interest margin..........................                           4.12%                            3.71%
Tax equivalent adjustments:
Loans..............................................               $  221                           $  170
Investments........................................                  195                              201
                                                                  ------                           ------
      Total adjustments............................               $  416                           $  371
                                                                  ======                           ======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,400 and $2,452 for the first quarter of 2006 and 2005 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PROVISION FOR LOAN LOSSES:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. For the three months ended March 31, the provision for loan loses was $180 in 2006 and $300 in 2005. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio.

NONINTEREST INCOME:

Noninterest income for the first quarter decreased $258 or 23.1 percent to $860 in 2006 from $1,118 in 2005. Included in noninterest income in 2005 was an initial gain of $125 on the sale of our merchant services portfolio to a third party. The total gain on this transaction amounted to $235 in 2005. There were no such gains in 2006.

A slowing in the mortgage market caused by rising mortgage rates resulted in a decrease of $84 or 53.8 percent in gains on the sale of residential mortgages in the first quarter from $156 in 2005 to $72 in 2006.

Service charges, fees and commissions declined $49 or 5.9 percent to $788 for the three months ended March 31, 2006, from $837 for the same period of 2005. A reduction in commissions from merchant servicing due to the sale of the portfolio was the primary factor leading to the decline. Partially offsetting the reduction in commissions, was a 24.7 percent increase in service charges on deposit accounts and a 35.7 percent increase in fees from fiduciary services. The increase in services charges resulted from new overdraft protection alternatives offered to our customers, which include an automatic transfer from a savings account for a daily fee and the implementation of an automated overdraft privilege program for certain individual and sole proprietor customers. We began offering these alternatives at the end of the first quarter of 2005. With regard to fiduciary services, in the third quarter of 2005, we restructured our Trust Division and financial services subsidiary. The restructuring involved implementing sales goals, revising the fee structure and expanding products and services to include wealth management offerings.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NONINTEREST EXPENSE:

In general, noninterest expense is categorized into three main groups, including employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, including FDIC assessment, other taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

Noninterest expense for the first quarter declined $64 or 1.8 percent to $3,556 in 2006 from $3,620 in 2005. The decline resulted from decreases in all major expense categories. As a result, we achieved greater efficiency as evidenced by an improvement in the operating efficiency ratio, an industry ratios used to measure productivity. The operating efficiency ratio, noninterest expenses divided by net interest income and noninterest income, improved to 62.3 percent for the first quarter of 2006 compared to 66.6 percent for the same quarter last year. Another productivity measure, the overhead ratio defined as noninterest expense as a percentage of total average assets, was constant at 2.7 percent for the three months ended March 31, 2006 and 2005.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Major components of noninterest expense for the quarters ended March 31, 2006 and 2005, are summarized as follows:

NONINTEREST EXPENSES

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
                                                      2006     2005
                                                     ------   ------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes......................     $1,448   $1,456
Employee benefits...............................        342      339
                                                     ------   ------
   Salaries and employee benefits expense.......      1,790    1,795
                                                     ------   ------
NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense...........................        317      333
Equipment expense...............................        288      305
                                                     ------   ------
   Net occupancy and equipment expense..........        605      638
                                                     ------   ------
OTHER EXPENSES:
Marketing expense...............................        113      144
Other taxes.....................................        131      122
Stationery and supplies.........................         82       88
Contractual services............................        426      452
Insurance including FDIC assessment.............         62       69
Other...........................................        347      312
                                                     ------   ------
   Other expenses...............................      1,161    1,187
                                                     ------   ------
      Total noninterest expense.................     $3,556   $3,620
                                                     ======   ======

Salaries and employee benefits expense comprise the majority of our noninterest expense. Employee related expenses remained relatively constant for the first quarter, decreasing $5 to $1,790 for the three months ended March 31, 2006, from $1,795 for the same period of the previous year. A decline in salaries and payroll taxes was partially offset by an increase in employee benefits expense.

Net occupancy and equipment expenses decreased $33 or 5.2 percent to $605 for the first three months of 2006, from $638 for the same period of 2005. Occupancy costs declined $16 due to lower maintenance costs for snowplowing due to an unseasonably mild winter. Similarly, equipment expense declined $17 as a result of reductions in computer software-related expenses.

Other expenses decreased $26 or 2.2 percent to $1,161 for the first quarter of 2006 compared to $1,187 for the same quarter of last year.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the bank's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Recently, the FDIC decided to retain the existing BIF assessment schedules of $0.00 per 100 dollars of deposits for banks classified in the highest capital and supervisory evaluation category and $0.27 per 100 dollars of deposits for banks classified in the lowest category. We were classified in the highest capital and supervisory evaluation category at March 31, 2006, and will be exempt from paying a BIF assessment in the second quarter of 2006.

There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation ("FICO") funding. The FDIC established the annual FICO assessment rates effective for the first quarter of 2006 at $0.0132 per 100 dollars of BIF-assessable deposits. Our FICO assessments were $16 and $17 for the first quarters of 2006 and 2005.

INCOME TAXES:

Income tax expense increased $191 or 82.3 percent to $423 for the three months ended March 31, 2006, from $232 for the same three months of last year. For the first quarter, our effective tax rate increased to 21.4 percent in 2006 from
15.3 percent in 2005. We attempt to mitigate the our tax burden by utilizing loans and investments from tax-exempt organizations.

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

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

As of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the, "Exchange Act"). Based upon that evaluation, the CEO and CFO concluded that as of the period covered by this Quarterly Report on Form 10-Q, we maintained effective disclosure controls and procedures.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

COMM BANCORP, INC.
OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     NONE

ITEM 1A. RISK FACTORS

There were no material changes during the three months ended March 31, 2006, to the risk factors disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases made by or on behalf of us or any "affiliated purchaser," as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended March 31, 2006:

                                                                 TOTAL NUMBER OF        MAXIMUM NUMBER
                                   TOTAL NUMBER     AVERAGE      SHARES PURCHASED    OF SHARES THAT MAY
                                     OF SHARES    PRICE PAID   AS PART OF PUBLICLY     YET BE PURCHASED
MONTH ENDING                         PURCHASED     PER SHARE    ANNOUNCED PROGRAMS    UNDER THE PROGRAMS
------------                       ------------   ----------   -------------------   -------------------
January 31, 2006................                                                            47,214
February 28, 2006...............                                                            47,214
March 31, 2006..................                                                            47,214
                                        ---           ---              ---
   Total........................          0             0                0
                                        ===           ===              ===

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          31(i) CEO and CFO certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          On January 26, 2006, we filed a current report on Form 8-K, to disclose our results of operations for the three months and year ended December 31, 2005 under Item 2.02.

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                        Registrant, Comm Bancorp, Inc.


Date: May 12, 2006                      /s/ William F. Farber, Sr.
                                        ----------------------------------------
                                        William F. Farber, Sr.
                                        President and Chief Executive Officer
                                        Chairman of the Board/Director
                                        (Principal Executive Officer)


Date: May 12, 2006                      /s/ Scott A. Seasock
                                        ----------------------------------------
                                        Scott A. Seasock
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date: May 12, 2006                      /s/ Stephanie A. Westington
                                        ----------------------------------------
                                        Stephanie A. Westington, CPA
                                        Vice President of Finance
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER   DESCRIPTION                                                   PAGE
-----------   -----------                                                   ----
   31(i)      CEO and CFO Certifications Pursuant to Section 302 of the      46
              Sarbanes-Oxley Act of 2002

   32         CEO and CFO Certifications Pursuant to Section 906 of the      50
              Sarbanes-Oxley Act of 2002