Form 10-Q
period 2006-06-30
COMM BANCORP INC
filed 2006-08-11
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                         Commission file number 0-17455

                               COMM BANCORP, INC.
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,855,037 at July 31, 2006.


                                  Page 1 of 55
                            Exhibit Index on Page 49

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                  JUNE 30, 2006

                                      INDEX

CONTENTS                                                                       PAGE NO.
---------------------------------------------------------------------------    --------
PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements.

     Consolidated Statements of Income and Comprehensive Income
      for the Three Months and Six Months Ended June 30,
      2006 and 2005........................................................       3
     Consolidated Balance Sheets - June 30, 2006 and
      December 31, 2005....................................................       4
     Consolidated Statement of Changes in Stockholders' Equity
      for the Six Months Ended June 30, 2006...............................       5
     Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2006 and 2005.........................................       6
     Notes to Consolidated Financial Statements............................       7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................       8

  Item 3. Quantitative and Qualitative Disclosures About Market
           Risk............................................................       *

  Item 4. Controls and Procedures..........................................      44

PART II. OTHER INFORMATION:

  Item 1. Legal Proceedings................................................      45

  Item 1A. Risk Factors....................................................

  Item 2. Unregistered Sales of Equity Securities and Use of
           Proceeds........................................................      45

  Item 3. Defaults Upon Senior Securities..................................      45

  Item 4. Submission of Matters to a Vote of Security Holders..............      46

  Item 5. Other Information................................................      46

  Item 6. Exhibits and Reports on Form 8-K.................................      47

  Signatures...............................................................      48
  Exhibit Index............................................................      49

* Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                    JUNE 30,
                                                                                2006           2005         2006            2005
                                                                            -----------    -----------   -----------    -----------
INTEREST INCOME:
Interest and fees on loans:
  Taxable ...............................................................   $     6,733    $     5,566   $    13,057    $    11,055
  Tax-exempt ............................................................           446            347           876            677
Interest and dividends on investment securities available-for-sale:
  Taxable ...............................................................           503            475         1,106          1,030
  Tax-exempt ............................................................           377            381           756            772
  Dividends .............................................................            25             14            36             22
Interest on federal funds sold ..........................................            67             14            73             14
                                                                            -----------    -----------   -----------    -----------
    Total interest income ...............................................         8,151          6,797        15,904         13,570
                                                                            -----------    -----------   -----------    -----------

INTEREST EXPENSE:
Interest on deposits ....................................................         2,991          2,363         5,811          4,743
Interest on short-term borrowings .......................................            60             27           144            106
                                                                            -----------    -----------   -----------    -----------
    Total interest expense ..............................................         3,051          2,390         5,955          4,849
                                                                            -----------    -----------   -----------    -----------
    Net interest income .................................................         5,100          4,407         9,949          8,721
Provision for loan losses ...............................................           225            158           405            458
                                                                            -----------    -----------   -----------    -----------
    Net interest income after provision for loan losses .................         4,875          4,249         9,544          8,263
                                                                            -----------    -----------   -----------    -----------

NONINTEREST INCOME:
Service charges, fees and commissions ...................................           810            828         1,598          1,665
Net gains on sale of loans ..............................................            41            122           113            278
Net gains on sale of merchant services ..................................                          110                          235
                                                                            -----------    -----------   -----------    -----------
    Total noninterest income ............................................           851          1,060         1,711          2,178
                                                                            -----------    -----------   -----------    -----------

NONINTEREST EXPENSE:
Salaries and employee benefits expense ..................................         1,918          1,843         3,708          3,638
Net occupancy and equipment expense .....................................           596            584         1,201          1,222
Other expenses ..........................................................         1,205          1,373         2,366          2,560
                                                                            -----------    -----------   -----------    -----------
    Total noninterest expense ...........................................         3,719          3,800         7,275          7,420
                                                                            -----------    -----------   -----------    -----------
Income before income taxes ..............................................         2,007          1,509         3,980          3,021
Provision for income tax expense ........................................           432            289           855            521
                                                                            -----------    -----------   -----------    -----------
    Net income ..........................................................         1,575          1,220         3,125          2,500
                                                                            -----------    -----------   -----------    -----------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale ...          (289)           889          (739)            76
Income tax expense (benefit) related to other comprehensive income (loss)           (98)           302          (251)            26
                                                                            -----------    -----------   -----------    -----------
    Other comprehensive income (loss), net of income taxes ..............          (191)           587          (488)            50
                                                                            -----------    -----------   -----------    -----------
    Comprehensive income ................................................   $     1,384    $     1,807   $     2,637    $     2,550
                                                                            ===========    ===========   ===========    ===========

PER SHARE DATA:
Net income ..............................................................   $      0.85    $      0.65   $      1.69    $      1.34
Cash dividends declared .................................................   $      0.25    $      0.23   $      0.50    $      0.46
Average common shares outstanding .......................................     1,853,235      1,863,478     1,852,530      1,864,656

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            JUNE 30,    DECEMBER 31,
                                                                              2006         2005
                                                                            --------    ------------
ASSETS:
Cash and due from banks .................................................   $ 15,606      $ 23,403
Federal funds sold ......................................................      6,100        12,000
Investment securities available-for-sale ................................     83,823       104,965
Loans held for sale, net ................................................      2,351         1,934
Loans, net of unearned income ...........................................    417,316       388,603
  Less: allowance for loan losses .......................................      4,294         4,128
                                                                            --------      --------
Net loans ...............................................................    413,022       384,475
Premises and equipment, net .............................................     11,085        11,003
Accrued interest receivable .............................................      2,900         2,487
Other assets ............................................................      3,600         3,310
                                                                            --------      --------
    Total assets ........................................................   $538,487      $543,577
                                                                            ========      ========

LIABILITIES:
Deposits:
  Noninterest-bearing ...................................................   $ 75,158      $ 75,428
  Interest-bearing ......................................................    408,689       415,937
                                                                            --------      --------
    Total deposits ......................................................    483,847       491,365
Accrued interest payable ................................................      1,052         1,024
Other liabilities .......................................................      2,064         1,499
                                                                            --------      --------
    Total liabilities ...................................................    486,963       493,888
                                                                            --------      --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
 June 30, 2006, 1,853,131 shares; December 31, 2005, 1,850,154 shares ...        612          611
Capital surplus .........................................................      7,012        6,869
Retained earnings .......................................................     43,429       41,250
Accumulated other comprehensive income ..................................        471          959
                                                                            --------     --------
    Total stockholders' equity ..........................................     51,524       49,689
                                                                            --------     --------
    Total liabilities and stockholders' equity ..........................   $538,487     $543,577
                                                                            ========     ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           ACCUMULATED
                                                                                              OTHER           TOTAL
                                                        COMMON     CAPITAL     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                                        STOCK      SURPLUS     EARNINGS       INCOME         EQUITY
                                                       --------    --------    --------   -------------   -------------
BALANCE, DECEMBER 31, 2005 .........................   $    611    $  6,869    $ 41,250     $    959        $ 49,689
Net income .........................................                              3,125                        3,125
Dividends declared: $0.50 per share ................                               (926)                        (926)
Dividend reinvestment plan: 3,477 shares issued ....          1         144                                      145
Repurchase and retirement: 500 shares ..............                     (1)        (20)                         (21)
Net change in other comprehensive income ...........                                            (488)           (488)
                                                       --------    --------    --------     --------        --------
BALANCE, JUNE 30, 2006 .............................   $    612    $  7,012    $ 43,429     $    471        $ 51,524
                                                       ========    ========    ========     ========        ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SIX MONTHS ENDED JUNE 30,                                                       2006        2005
--------------------------------------------------------------------------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................    $  3,125    $  2,500
Adjustments:
  Provision for loan losses ..............................................         405         458
  Depreciation, amortization and accretion ...............................         585       1,082
  Amortization of net loan costs .........................................         137          70
  Deferred income tax benefit ............................................        (138)       (180)
  Losses (gains) on the sale of foreclosed assets ........................           7         (57)
  Changes in:
    Loans held for sale, net .............................................        (417)     (1,346)
    Accrued interest receivable ..........................................        (413)         (3)
    Other assets .........................................................        (369)       (451)
    Accrued interest payable .............................................          28         (37)
    Other liabilities ....................................................         792         (80)
                                                                              --------    --------
      Net cash provided by operating activities ..........................       3,742       1,956
                                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of investment securities available-for-sale .....      30,616      23,666
Purchases of investment securities available-for-sale ....................     (10,295)     (2,601)
Proceeds from sale of foreclosed assets ..................................         496         326
Net increase in lending activities .......................................     (29,388)     (7,992)
Purchases of premises and equipment ......................................        (585)       (227)
                                                                              --------    --------
      Net cash provided by (used in) investing activities ................      (9,156)     13,172
                                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
  Money market, NOW, savings and noninterest-bearing accounts ............     (14,259)      6,443
  Time deposits ..........................................................       6,741      (3,925)
Proceeds from issuance of common shares ..................................         145         123
Repurchase and retirement of common shares ...............................         (21)       (232)
Cash dividends paid ......................................................        (889)       (839)
                                                                              --------    --------
      Net cash provided by (used in) financing activities ................      (8,283)      1,570
                                                                              --------    --------
      Net increase (decrease) in cash and cash equivalents ...............     (13,697)     16,698
      Cash and cash equivalents at beginning of year .....................      35,403      12,702
                                                                              --------    --------
      Cash and cash equivalents at end of period .........................    $ 21,706    $ 29,400
                                                                              ========    ========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest ...............................................................    $  5,927    $  4,886
  Income taxes ...........................................................          60         967
Noncash items:
  Transfer of loans to foreclosed assets .................................         298          91
  Unrealized losses (gains) on investment securities available-for-sale...    $    488    $    (50)

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

OPERATING ENVIRONMENT:

The United States economy grew at a much slower pace during the second quarter of 2006, as rising energy costs began to influence prices and spending. The gross domestic product, the value of all goods and services produced in the United States, grew at an annual pace of 2.5 percent, after

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

growing 5.6 percent in the first quarter. Energy costs began to effect growth, as both personal and business spending were down in comparison to the previous quarter. Consumer spending, which increased 4.8 percent in the first quarter of 2006, rose only 2.5 percent in the second. Similarly, business investment, which advanced 7.8 percent in the previous quarter, increased only 1.7 percent in the second. The steep rise in energy costs put pressure on inflation, as elevated producer prices began to affect the consumer. Producer prices rose at an annual rate of 4.9 percent in June, while consumer prices increased at an annual rate of 4.3 percent. In addition, core consumer prices, excluding food and energy, grew 2.4 percent, considerably higher than in 2005. Given the continued inflationary pressure, the FOMC at each of its meetings on May 10, 2006 and June 29, 2006, increased the target for the federal funds rate 25 basis points. The target rate for federal funds stood at 5.25 percent at June 30, 2006. Subsequent to the end of the second quarter, given the slowdown in economic growth, the FOMC at its meeting on August 8, 2006, decided to keep the federal funds target rate at 5.25 percent. However, the FOMC indicated that the risk of inflation remained and further tightening may be needed to address these pressures.

REVIEW OF FINANCIAL POSITION:

Total assets decreased $4.8 million from the end of the first quarter. Loans, net of unearned income and investment securities decreased $6.5 million and $7.1 million. Deposits, which decreased in the first quarter rebounded $4.3 million. Funds received from repayments of loans and investment securities, and deposit growth were used to repay $10.6 million in short-term borrowings which were outstanding at the end of the first quarter. There was $6.1 million in federal funds sold at June 30, 2006.

Total assets were $538.5 million at June 30, 2006, a decrease of $5.1 million from $543.6 million at December 31, 2005. Despite a decline from the previous quarter end, loans, net of unearned income increased $28.7 million in comparison to year-end 2005. Investment securities decreased $21.2 million, as the majority of repayments received were invested into the loan portfolio. Total deposits declined $7.6 million to $483.8 million at the close of the second quarter, from $491.4 million at the end of 2005.

INVESTMENT PORTFOLIO:

During the first half of 2006, the FOMC continued to increase short-term interest rates in measured 25 basis point increments. From year-end 2005, the federal funds target rate moved up 100 basis points from 4.25 percent to 5.25 percent at June 30, 2006. The increase in the federal funds rate resulted in a similar increases in short-, as well as, intermediate- and long-term U.S. Treasury rates. Since the onset of monetary policy shift

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

mid-2004, rates for intermediate and longer-term maturities were either unaffected by or reacted inversely to the upward movements in the federal funds rate. Recently, rates for these maturities began to react to policy initiatives. Changes in the yields of U.S. Treasuries impact the market value of our investment portfolio. Specifically, the parts of the yield curve most closely related to our investments include the two-year and ten-year U.S. Treasuries, which affect the values of U.S. Government-sponsored agency securities, mortgage-backed securities, including CMOs, and other short-term investments, and state and municipal obligations. The yield on the two-year U.S. Treasury, which closed 2005 at 4.41 percent, rose 75 basis points to 5.16 percent at June 30, 2006. Correspondingly, the yield on the ten-year U.S. Treasury rose 76 basis points to 5.15 percent at the close of the second quarter of 2006 from 4.39 percent at December 31, 2005. Market values tend to react inversely to changes in interest rates. As a result, the market value of our investment portfolio at June 30, 2006 decreased in comparison to the end of 2005. We reported net unrealized holding gains, included in stockholders' equity, of $471, net of income taxes of $243, at June 30, 2006, compared to $959, net of income taxes of $494, at December 31, 2005.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 2006, and December 31, 2005, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE

                                                 JUNE 30,           DECEMBER 31,
                                                  2006                  2005
                                            AMOUNT      %         AMOUNT       %
                                           --------   -------   ---------   -------
U.S. Government agencies...............    $ 26,848    32.03%   $  42,711    40.69%
State and municipals:
  Taxable..............................      13,986    16.69       15,268    14.54
  Tax-exempt...........................      31,852    38.00       33,795    32.20
Mortgage-backed securities.............       9,953    11.87       12,217    11.64
Equity securities:
  Restricted...........................       1,014     1.21          808     0.77
  Other................................         170     0.20          166     0.16
                                           --------   ------    ---------   ------
    Total..............................    $ 83,823   100.00%   $ 104,965   100.00%
                                           ========   ======    =========   ======

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our investment portfolio played a less prominent role in our earning asset mix. Available-for-sale investment securities totaled $83.8 million at June 30, 2006, a decrease of $21.2 million from $105.0 million at December 31, 2005. The majority of maturities of U.S. Government agencies and repayments from mortgage-backed securities were utilized to repay short-term borrowings and purchase federal funds sold.

For the first half of 2006, the investment portfolio averaged $92.6 million compared to $106.3 million for the same period of last year. The tax-equivalent yield on the investment portfolio rose 77 basis points to 4.98 percent for the six months ended June 30, 2006, from 4.21 percent for the same six months of 2005. For the second quarter, the tax-equivalent yield improved 35 basis points to 5.17 percent compared to 4.82 percent in the first quarter.

In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. For the 12 months ended June 30, 2006, total return on the investment portfolio improved to 3.4 percent, compared to 2.9 percent for the 12 months ended March 31, 2006.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at June 30, 2006, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                      AFTER ONE          AFTER FIVE
                                     WITHIN           BUT WITHIN         BUT WITHIN          AFTER
                                    ONE YEAR          FIVE YEARS         TEN YEARS          TEN YEARS            TOTAL
                                ----------------   ----------------   ----------------   ----------------   ---------------
JUNE 30, 2006                    AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT     YIELD   AMOUNT     YIELD   AMOUNT    YIELD
-----------------------------   -------    -----   -------    -----   -------    -----   -------    -----   -------   -----
Amortized cost:
U.S. Government agencies.....   $20,993    4.27%   $ 6,020    3.99%                                         $27,013    4.21%
State and municipals:
  Taxable....................     5,859    2.54      8,543    3.11                                           14,402    2.88
  Tax-exempt.................     1,445    4.09      3,916    7.85    $14,129    7.73%   $11,125    7.34%    30,615    7.43
Mortgage-backed securities...     5,247    5.48      4,656    4.80        124    7.05                        10,027    5.18
Equity securities:
 Restricted..................                                                              1,014    3.25      1,014    3.25
 Other.......................                                                                 38    7.33         38    7.33
                                -------            -------            -------            -------            -------
    Total....................   $33,544    4.15%   $23,135    4.48%   $14,253    7.72%   $12,177    7.00%   $83,109    5.27%
                                =======            =======            =======            =======            =======

Fair value:
U.S. Government agencies.....   $20,940            $ 5,908                                                  $26,848
State and municipals:
  Taxable....................     5,756              8,230                                                   13,986
  Tax-exempt.................     1,443              4,076            $14,711            $11,622             31,852
Mortgage-backed securities...     5,223              4,605                125                                 9,953
Equity securities:
 Restricted..................                                                              1,014              1,014
 Other.......................                                                                170                170
                                -------            -------            -------            -------            -------
    Total....................   $33,362            $22,819            $14,836            $12,806            $83,823
                                =======            =======            =======            =======            =======

LOAN PORTFOLIO:

Similar to intermediate- and longer-term U.S. Treasury rates, mortgage rates were previously unchanged by the upward movements in short-term interest rates. However, this began to change during the first half of 2006. The rate on a 30-year conventional mortgage rose 41 basis points to 6.68 percent at June 30, 2006, from 6.27 percent at year-end 2005. As a result, the once booming housing market began to show signs of softening. New home sales fell 3.0 percent in June, while existing homes sales

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

declined 1.3 percent. In addition, the inventory of homes available for sale increased 3.8 percent. Furthermore, the construction industry also slowed as the number of housing starts decreased 5.3 percent in June 2006. Activity in our secondary mortgage department reflected the slowdown in the housing market. Residential mortgage loans serviced for the Federal National Mortgage Association ("FNMA") grew $3.4 million or at an annualized rate of 6.2 percent to $113.5 million at June 30, 2006, from $110.1 million at year-end 2005. In comparison to the first half of 2005, residential mortgages serviced for the FNMA grew at an annual pace of 12.0 percent. For the three months and six months ended June 30, 2006, residential mortgages sold to the FNMA totaled $5.0 million and $9.1 million, compared to $6.2 million and $11.6 million for the same periods last year. Net gains realized on the sale of residential mortgages totaled $41 for the second quarter and $113 year-to-date 2006, compared to $122 and $278 for the same periods of 2005.

Although businesses experienced increased sales and corporate profits, nonresidential investment rose only 2.7 percent in the second quarter of 2006. Spending for equipment and software fell 1.0 percent. However, structural investment increased by a significant 12.7 percent. According to the April 2006 Senior Loan Officer Opinion Survey issued by the Federal Reserve, banks indicated that demand for commercial and industrial loans, as well as commercial mortgages were unchanged from the previous report. However, banks reported an easing of lending standards in response to elevated competition among institutions. As a result, commercial and industrial loans at all commercial banks increased at an annual rate of 15.8 percent in the second quarter of 2006. Our commercial loans, including commercial mortgages and lease financing, decreased $9.5 million to $293.2 million at June 30, 2006, from $302.7 million at the end of the first quarter. The decrease resulted from a tax anticipation note of a local municipal authority coming due at June 30, 2006.

Consumer spending, tempered by rising energy costs, increased 2.5 percent in the second quarter of 2006. Spending for nondurable goods and services rose 1.7 percent and 3.5 percent, while spending for durable goods fell 0.5 percent. Consumer debt expanded moderately during the second quarter of 2006, as commercial banks experienced a 3.6 percent increase in their consumer loan portfolios. Similarly, our consumer loans increased $0.2 million or at an annualized rate of 2.2 percent to $29.5 million at June 30, 2006, from the previous quarter end. In addition, residential mortgage loans increased $2.8 million or at an annualized rate of 12.2 percent.

For the six months ended June 30, 2006, loans averaged $422.6 million, an increase of $24.1 million or 6.0 percent compared to $398.5 million for the same period of 2005. Rising interest rates had a considerable impact on the

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

loan yields. The tax-equivalent yield on the loan portfolio rose 75 basis points to 6.86 percent for the first half of 2006, compared to 6.11 percent for the same period of 2005. In addition, the tax-equivalent yield on the loan portfolio increased 19 basis points in the second quarter of 2006 in comparison to the previous quarter. We anticipate that loan yields will continue to rise over the remainder of 2006 as adjustable-rate loans reprice at a higher rates.

The composition of the loan portfolio at June 30, 2006, and December 31, 2005, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                                    JUNE 30,            DECEMBER 31,
                                                     2006                  2005
                                               AMOUNT       %         AMOUNT       %
                                             --------    ------     --------    ------
Commercial, financial and others..........   $158,557     37.99%    $137,302     35.33%
Real estate:
  Construction............................      4,060      0.97        2,575      0.66
  Mortgage................................    223,924     53.66      217,827     56.06
Consumer, net.............................     29,476      7.07       29,217      7.52
Lease financing, net......................      1,299      0.31        1,682      0.43
                                             --------    ------     --------    ------
  Loans, net of unearned income...........    417,316    100.00%     388,603    100.00%
                                                         ======                 ======
Less: allowance for loan losses...........      4,294                  4,128
                                             --------               --------
    Net loans.............................   $413,022               $384,475
                                             ========               ========

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price our loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans. Approximately 52.6 percent of the lending portfolio is expected to reprice within the next 12 months.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity and repricing information of the loan portfolio by major classification at June 30, 2006, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                     AFTER ONE
                                          WITHIN     BUT WITHIN       AFTER
JUNE 30, 2006                            ONE YEAR    FIVE YEARS      FIVE YEARS     TOTAL
------------------------------------     ---------   -----------    -----------    --------
Maturity schedule:
Commercial, financial and others....     $  70,437   $    40,697    $    47,423    $158,557
Real estate:
  Construction......................         4,060                                    4,060
  Mortgage..........................        23,240        74,968        125,716     223,924
Consumer, net.......................         4,869        20,381          4,226      29,476
Lease financing, net................           645           654                      1,299
                                         ---------   -----------    -----------    --------
    Total...........................     $ 103,251   $   136,700    $   177,365    $417,316
                                         =========   ===========    ===========    ========

Repricing schedule:
Predetermined interest rates........     $  43,839   $    70,378    $    64,893    $179,110
Floating- or adjustable-interest rates     175,693        62,261            252     238,206
                                         ---------   -----------    -----------    --------
    Total...........................     $ 219,532   $   132,639    $    65,145    $417,316
                                         =========   ===========    ===========    ========

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The contractual amounts of off-balance sheet commitments at June 30, 2006 and December 31, 2005, are summarized as follows:

DISTRIBUTION OF OFF-BALANCE SHEET COMMITMENTS

                                                                 JUNE 30,    DECEMBER 31,
                                                                   2006          2005
                                                                 ---------   -----------
Commitments to extend credit..................................   $  65,581   $    64,816
Unused portions of home equity and credit card lines..........      14,983        14,576
Commercial letters of credit..................................      19,343        18,565
                                                                 ---------   -----------
  Total.......................................................   $  99,907   $    97,957
                                                                 =========   ===========

These commitments are generally issued for one year or less and often expire unused in whole or in part by the customer. We record an allowance for credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at June 30, 2006 and December 31, 2005. We do not anticipate that losses, if any, that may occur as a result of funding off balance sheet commitments, would have a material adverse effect on our operating results or financial position.

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at June 30, 2006 and 2005, are summarized as follows:

JUNE 30,                                                                 2006     2005
-----------------------------------------------------------------------  -----    ----
United States...........................................................  4.6%     5.0%
Pennsylvania............................................................  4.7      5.0
Lackawanna county.......................................................  4.9      5.3
Monroe county...........................................................  4.9      5.0
Susquehanna county......................................................  4.5      4.5
Wayne county............................................................  4.2      4.7
Wyoming county..........................................................  5.5%     4.9%

The employment conditions continued to improve for the Nation and the Commonwealth of Pennsylvania from one year ago. Additional jobs created more than supported an increase in the civilian labor force. Job gains in service-producing industries, specifically professional and business services and health care, continued to be the driving force behind the improved employment climate. Similarly, employment conditions improved for all but one of the counties in our local market area. We anticipate labor conditions to remain favorable in our market area in the second half of 2006. However, no assurance can be given that these favorable employment

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

conditions will continue. Our asset quality could be adversely affected should employment conditions weaken.

Our asset quality continued to improve, as evidenced by a $350 or 8.6 percent reduction in nonperforming assets to $3,735 at June 30, 2006, from $4,085 at the end of the previous quarter. An increase in nonaccrual loans was more than offset by reductions in accruing loans past due 90 days or more and foreclosed assets. In comparison to year-end 2005, nonperforming assets declined $560 or
13.0 percent. As a percentage of loans, net of unearned income, nonperforming assets equaled 0.90 percent at June 30, 2006 compared to 0.96 percent at March 31, 2006 and 1.11 percent at December 31, 2005.

Loans on nonaccrual status, which decreased in the first quarter, rose $125 to $3,006 at June 30, 2006. Nonaccruing mortgage loans and consumer loans rose $153 and $41, commercial loans placed on nonaccrual status decreased $69. We experienced a $223 decline in loans past due 90 days of more and still accruing, primarily as a result of a $264 reduction in mortgage loans. With regard to foreclosed assets, seven loans totaling $298 were transferred to foreclosed assets during the first half of 2006. Eleven properties with an aggregate carrying value of $457 were sold for $496, resulting in a net realized gain of $39. The carrying value of one property was written down $46 during the six months ended June 30, 2006.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning nonperforming assets at June 30, 2006, and December 31, 2005, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                                JUNE 30,    DECEMBER 31,
                                                                 2006          2005
                                                               ---------    ------------
Nonaccrual loans:
Commercial, financial and others............................   $   1,395    $      1,574
Real estate:
  Construction..............................................
  Mortgage..................................................       1,478           1,714
Consumer, net...............................................         133              98
Lease financing, net........................................
                                                               ---------    ------------
    Total nonaccrual loans..................................       3,006           3,386
                                                               ---------    ------------

Accruing loans past due 90 days or more:
Commercial, financial and others............................          61              62
Real estate:
  Construction..............................................
  Mortgage..................................................         413             333
Consumer, net...............................................          97             118
Lease financing, net........................................                          33
                                                               ---------    ------------
    Total accruing loans past due 90 days or more...........         571             546
                                                               ---------    ------------
    Total nonperforming loans...............................       3,577           3,932
                                                               ---------    ------------
Foreclosed assets...........................................         158             363
                                                               ---------    ------------
    Total nonperforming assets..............................   $   3,735    $      4,295
                                                               =========    ============

Ratios:
Nonperforming loans as a percentage of loans, net..............     0.86%           1.01%
Nonperforming assets as a percentage of loans, net.............     0.90%           1.11%

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

Information concerning impaired loans at June 30, 2006, and December 31, 2005, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                                   JUNE 30,     DECEMBER 31,
                                                                     2006           2005
                                                                   --------     ------------
Nonaccrual loans:
Commercial, financial and others...............................    $  1,395     $      1,574
Real estate:
  Construction.................................................
  Mortgage.....................................................       1,478            1,714
Consumer, net..................................................         133               98
Lease financing, net...........................................
                                                                   --------     ------------
    Total nonaccrual loans.....................................       3,006            3,386
                                                                   --------     ------------

Accruing loans:
Commercial, financial and others...............................       1,120              638
Real estate:
  Construction.................................................
  Mortgage.....................................................       5,462            1,622
Consumer, net..................................................          50               61
Lease financing, net...........................................
                                                                   --------     ------------
    Total accruing loans.......................................       6,632            2,321
                                                                   --------     ------------
    Total impaired loans.......................................    $  9,638     $      5,707
                                                                   ========     ============
Ratio:
Impaired loans as a percentage of loans, net...................        2.31%            1.47%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Impaired loans increased $3,931 or 68.9 percent to $9,638 at June 30, 2006, from $5,707 at year-end 2005. The majority of the increase resulted from the addition of two accruing commercial mortgage loans to separate borrowers, which have been internally classified as substandard by our loan review department due to deficiencies in their interim financial information. Both loans continue to perform according to the contractual terms of their respective loan agreements. However, the lack of current financial information has caused uncertainty in determining whether we will be able to collect all amounts due in accordance with contractual terms of the loan agreements. These credits will continue to be closely monitored by our loan review department.

Information relating to the recorded investment in impaired loans at June 30, 2006 and December 31, 2005, is summarized as follows:

                                                                   JUNE 30,    DECEMBER 31,
                                                                     2006          2005
                                                                   --------    ------------
Impaired loans:
With a related allowance.......................................    $  8,695    $      3,844
With no related allowance......................................         943           1,863
                                                                   --------    ------------
  Total........................................................    $  9,638          $5,707
                                                                   ========    ============

The analysis of changes affecting the allowance for loan losses related to impaired loans for the six months ended June 30, 2006, is summarized as follows:

                                                                                 JUNE 30,
                                                                                   2006
                                                                                 --------
Balance at January 1...........................................................  $  2,206
Provision for loan losses......................................................       604
Loans charged-off..............................................................       164
Loans recovered................................................................
                                                                                 --------
Balance at period-end..........................................................  $  2,646
                                                                                 ========

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 2006 and 2005 are summarized as follows:

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
                                                    2006        2005       2006      2005
                                                  ------      ------     ------    ------
Gross interest due under terms.................   $  148      $  110     $  254    $  218
Interest income recognized.....................      100         100        242       167
                                                  ------      ------     ------    ------
Interest income not recognized.................   $   48      $   10     $   12    $   51
                                                  ======      ======     ======    ======

Interest income recognized (cash-basis)........   $  100      $  100     $  242    $  167
Average recorded investment in impaired
 loans.........................................   $7,299      $6,248     $6,448    $6,491

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Cash received on impaired loans applied as a reduction of principal totaled $541 and $179 for the six and three months ended June 30, 2006. For the respective periods of 2005 cash receipts on impaired loans totaled $4,885 and $1,006. There were no commitments to extend additional funds to such parties at June 30, 2006.

The allocation of the allowance for loan losses at June 30, 2006 and December 31, 2005, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                      JUNE 30,           DECEMBER 31,
                                                        2006                 2005
                                                  ---------------     -----------------
                                                         CATEGORY              CATEGORY
                                                           AS A                  AS A
                                                           % OF                  % OF
                                                  AMOUNT   LOANS       AMOUNT    LOANS
                                                  ------   ------     -------   -------
Allocated allowance:
Specific:
Commercial, financial and others............      $1,361     0.60%    $ 1,549      0.57%
Real estate:
  Construction..............................
  Mortgage..................................       1,125     1.66         532      0.86
Consumer, net...............................         160     0.05         125      0.04
Lease financing, net........................
                                                  ------   ------     -------   -------
    Total specific..........................       2,646     2.31       2,206      1.47
                                                  ------   ------     -------   -------

Formula:
Commercial, financial and others............         159    37.39         123     34.76
Real estate:
  Construction..............................                 0.97                  0.66
  Mortgage..................................         559    52.00         472     55.20
Consumer, net...............................         289     7.02         360      7.48
Lease financing, net........................                 0.31                  0.43
                                                  ------   ------     -------   -------
    Total formula...........................       1,007    97.69         955     98.53
                                                  ------   ------     -------   -------
    Total allocated allowance...............       3,653   100.00%      3,161    100.00%
                                                           ======               =======
Unallocated allowance.......................         641                  967
                                                  ------              -------
    Total allowance for loan losses.........      $4,294              $ 4,128
                                                  ======              =======

The allocated allowance for loan losses account increased $492 to $3,653 at June 30, 2006, from $3,161 at December 31, 2005. The increase resulted from a $440 addition to the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, coupled with a $52 increase in the formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5. The increase in the specific portion primarily resulted from the addition of the two previously mentioned commercial mortgage loans to impaired status. Both credits, although still accruing loans, have recorded investments in excess of their respective fair values.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The unallocated portion of the allowance for loan losses equaled $641 at the end of the second quarter of 2006 compared to $967 at year-end 2005. The decrease in the unallocated portion of the allowance for loan losses account was deemed appropriate due to stable economic conditions in our market area.

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 2006, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                                JUNE 30,
                                                                                 2006
                                                                                --------
Allowance for loan losses at beginning of period...........................     $  4,128
Loans charged-off:
Commercial, financial and others...........................................           30
Real estate:
  Construction.............................................................
  Mortgage.................................................................          131
Consumer, net..............................................................          122
Lease financing, net.......................................................
                                                                                --------
    Total..................................................................          283
                                                                                --------

Loans recovered:
Commercial, financial and others...........................................            6
Real estate:
  Construction.............................................................
  Mortgage.................................................................            1
Consumer, net..............................................................           37
Lease financing, net.......................................................
                                                                                --------
    Total..................................................................           44
                                                                                --------
Net loans charged-off......................................................          239
                                                                                --------
Provision charged to operating expense.....................................          405
                                                                                --------
Allowance for loan losses at end of period.................................     $  4,294
                                                                                ========

Ratios:
Net loans charged-off as a percentage of average loans outstanding.........         0.11%
Allowance for loan losses as a percentage of period end loans..............         1.03%

The allowance for loan losses increased $166 to $4,294 at June 30, 2006, from $4,128 at the end of 2005. For the six months ended June 30, 2006, a $405 provision for loan losses exceeded net charge-offs of $239. As a percentage of loans, net of unearned income, the allowance equaled 1.03 percent at the end of the second quarter of 2006 and 1.06 percent at year-end 2005. The allowance account covered 115.0 percent of nonperforming assets at June 30, 2006 and 96.1 percent at December 31, 2005.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. For the six months ended June 30, net charge-offs were $239 or 0.11 percent of average loans outstanding in 2006, a $41 decrease compared to $280 or 0.14 percent of average loans outstanding in 2005.

DEPOSITS:

The Nation recorded a negative savings rate for the fifth consecutive quarter. For the second quarter of 2006 the savings rate was negative 1.5 percent, as consumer spending once again outweighed an increase in disposable personal income. Despite the negative savings rate, deposit gathering benefitted from a rising interest rate environment and a struggling stock market during the second quarter. Specifically, commercial banks in the United States reported strong deposit growth in interest-bearing accounts.

The negative savings rate impacted deposit gathering within our market area by creating intense price competition. During the first half of 2006, we did not aggressively compete for new deposits but attempted to retain our current customer base. Our deposits were also affected by cyclical deposit trends of certain larger business, not-for-profit and municipal customers. Total deposits, which decreased $11.8 million in the first quarter of 2006 due to these factors, increased $4.2 million to $483.8 million during the second quarter of 2006. Contrary to the banking industry, our deposit growth in the second quarter of 2006 was concentrated in our noninterest-bearing deposits, which increased $8.7 million or at an annualized rate of 53.2 percent. The increase in noninterest-bearing accounts was partially offset by a $4.5 million decline in interest-bearing accounts. Specifically, interest-bearing transaction accounts, including money market, NOW and savings accounts decreased $12.7 million from the previous quarter-end, while time deposits rose $8.2 million.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 2006 and 2005, are summarized as follows:

DEPOSIT DISTRIBUTION

                                                      JUNE 30,               JUNE 30,
                                                        2006                   2005
                                                ------------------     --------------------
                                                 AVERAGE   AVERAGE      AVERAGE     AVERAGE
                                                 BALANCE    RATE        BALANCE      RATE
                                                --------   -------     ---------    -------
Interest-bearing:
Money market accounts.......................    $ 31,741      2.41%    $  21,547       1.30%
NOW accounts................................      58,973      2.14        51,374       1.48
Savings accounts............................     114,096      1.28       122,220       0.83
Time deposits less than $100................     187,398      3.90       178,605       3.62
Time deposits $100 or more..................      22,142      4.13        30,720       3.39
                                                --------               ---------
  Total interest-bearing....................     414,350      2.83%      404,466       2.36%
Noninterest-bearing.........................      69,171                  69,330
                                                --------               ---------
  Total deposits............................    $483,521               $ 473,796
                                                ========               =========

For the six months ended June 30, 2006, average total deposits increased $9.7 million or 2.0 percent to $483.5 million compared to $473.8 million for the same period of 2005. Noninterest-bearing deposits remained relatively constant, declining $0.2 million, while interest-bearing accounts increased $9.9 million. NOW accounts, money market accounts and time deposits less than $100 averaged higher, while average savings accounts and large denomination time deposits declined. The rise in short-term interest rates resulted in a 47 basis point increase in the cost of deposits to 2.83 percent for the six months ended June 30, 2006, from 2.36 percent for the same period of 2005. The cost associated with all major deposit categories were impacted. Further FOMC actions during the remainder of 2006 are uncertain and will depend on incoming economic data and inflation. Our cost of funds may be affected by further rate increases and continued strong competition for deposits within our market area.

Volatile deposits, time deposits in denominations of $100 or more, equaled $28.0 million at June 30, 2006, a $4.4 million increase from $23.6 million at December 31, 2005. These deposits averaged $22.1 million for the six months ended June 30, 2006, compared to $30.7 million for the same six months of last year. The average cost of these deposits rose 74 basis points to 4.13 percent for the first half of 2006, compared to 3.39 percent for the same period of 2005.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Maturities of time deposits of $100 or more at June 30, 2006, and December 31, 2005, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                                                  JUNE 30,   DECEMBER 31,
                                                                    2006        2005
                                                                  --------   -----------
Within three months............................................   $  2,590      $  3,964
After three months but within six months.......................      6,830         2,547
After six months but within twelve months......................      2,477         4,238
After twelve months............................................     16,089        12,830
                                                                  --------      --------
  Total........................................................   $ 27,986      $ 23,579
                                                                  ========      ========

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

INTEREST RATE SENSITIVITY

                                                        DUE AFTER        DUE AFTER
                                                       THREE MONTHS      ONE YEAR
                                        DUE WITHIN      BUT WITHIN      BUT WITHIN       DUE AFTER
JUNE 30, 2006                          THREE MONTHS    TWELVE MONTHS    FIVE YEARS       FIVE YEARS     TOTAL
-----------------------------------    ------------    -------------    ----------      -----------    --------
Rate-sensitive assets:
Investment securities...............   $     10,590    $      22,772    $   22,819      $    27,642    $ 83,823
Loans held for sale, net............          2,351                                                       2,351
Loans, net of unearned income.......        142,877           76,655       132,639           65,145     417,316
Federal funds sold..................          6,100                                                       6,100
                                       ------------    -------------    ----------      -----------    --------
  Total.............................   $    161,918    $      99,427    $  155,458      $    92,787    $509,590
                                       ============    =============    ==========      ===========    ========

Rate-sensitive liabilities:
Money market accounts...............   $     17,284    $       7,365                                   $ 24,649
NOW accounts........................         42,261           14,408                                     56,669
Savings accounts....................         11,485                     $  100,102                      111,587
Time deposits less than $100........         23,459           65,839        81,184      $    17,316     187,798
Time deposits $100 or more..........          2,590            9,307        13,336            2,753      27,986
                                       ------------    -------------    ----------      -----------    --------
  Total.............................   $     97,079    $      96,919    $  194,622      $    20,069    $408,689
                                       ============    =============    ==========      ===========    ========

Rate sensitivity gap:
  Period............................   $     64,839    $       2,508    $  (39,164)     $    72,718
  Cumulative........................   $     64,839    $      67,347    $   28,183      $   100,901    $100,901

RSA/RSL ratio:
  Period............................           1.67             1.03          0.80             4.62
  Cumulative........................           1.67             1.35          1.07             1.25        1.25

Our cumulative one-year RSA/RSL ratio equaled 1.35 at June 30, 2006, compared to
1.22 at the end of the previous quarter. As previously mentioned, these ratios indicate that if interest rates increase our earnings would likely be favorably impacted. Given the current rate environment, ALCO continued to focus its efforts on making certain the gap position between RSA and RSL remained positive. Specifically, we predominantly offered commercial loans with adjustable-rate terms that either reprice immediately or within one year. RSL were more difficult to manage given the current rate environment characterized by rising short-term rates and a relatively flat yield curve. We attempted to mitigate these characteristics by not aggressively competing for all deposit maturities but rather strategically used a promotional-term, non-renewable certificates of deposit. Given our current gap position, should interest rates increase, a greater amount of RSA would reprice upward in the near

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

term and at a faster pace than RSL, thereby positively affecting net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis. Should there be a change in monetary policy causing interest rates to either level off or decline, ALCO would adjust its management of interest sensitive assets and liabilities accordingly.

The increase in our RSA/RSL ratio from the end of the first quarter of 2006 resulted from a $7.3 million increase in RSA repricing within the next 12 months coupled with a $13.8 million decrease in RSL repricing within the same timeframe. The increase in RSA resulted primarily from a $6.1 million increase in federal funds sold, coupled with a $2.5 million increase in loans, net of unearned income, maturing or repricing in 12 months. The decrease in RSL was, for the most part, caused by a $10.6 million decrease in short-term borrowings which were outstanding at the end of the first quarter of 2006.

We also experienced an increase in our three-month ratio to 1.67 at June 30, 2006, from 1.26 at the end of the previous quarter. The increase primarily resulted from an $11.9 million increase in the amount of RSA coupled with a $22.2 million reduction in RSL maturing or repricing within three months. The increase in federal funds sold was primarily responsible for the increase in RSA. In addition, loans, net of unearned income, maturing or repricing within three months increased $10.5 million, while investment securities decreased $4.6 million. The reduction in RSL primarily resulted from a $7.8 million decrease in interest-bearing transaction accounts that have rates tied to the three-month U.S. Treasury rate coupled with the $10.6 million decrease in short-term borrowings. In addition, time deposits maturing or repricing within three months decreased $3.8 million.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2006, produced results similar to those indicated by the one-year static gap position. Given parallel and instantaneous shifts in interest rates of plus 100 and 200 basis points, net interest income should increase by 4.3 percent and 6.8 percent. Conversely, given an instantaneous and parallel shift in general market rates of minus 100 basis points and 200 basis points, net interest income would decrease by 4.3 percent and 14.0 percent. We will continue to monitor our IRR for the remainder of 2006 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a positive IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after June 30, 2006. Our noncore funds consist of time deposits in

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2006, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was negative 2.5 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled negative 6.0 percent at the end of the second quarter of 2006. Negative ratios indicated that at June 30, 2006, we did not rely on noncore sources to fund our long-term assets. In addition, our liquidity position improved from the end of the previous quarter. At March 31, 2006, our net noncore and short-term noncore funding dependence ratios equaled negative 0.8 percent and negative 3.4 percent. We believe that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, decreased $13.7 million during the six months ended June 30, 2006. In comparison, cash and cash equivalents increased $16.7 million for the same period last year. For the first half of 2006, investing and financing activities resulted in net cash outflows $9.1 million and $8.3 million. Operating activities provided net cash of $3.7 million. For the same period of 2005, investing, operating and financing activities provided net cash of $13.2 million, $1.9 million and $1.6 million.

As previously mentioned, operating activities provided net cash of $3.7 million for the six months ended June 30, 2006, compared to $1.9 million for the same period last year. Net income, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses, and net changes in current assets, is the primary source of funds from operations.

Investing activities primarily involve transactions related to our investment securities and lending activities. Net cash used in lending activities increased $21.4 million from $8.0 million for the six months ended June 30, 2005, to $29.4 million for the same six months of 2006. Partially offsetting the reduction in cash from lending activities, was proceeds from repayments of our investment securities, net of purchases, of $20.3 million.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Deposit gathering is our predominant financing activity. Cyclical deposit trends, coupled with increased competition for deposits affected our deposit gathering comparing the first six months of 2006 and 2005. For the first half of 2006, a decrease in deposits resulted in a net cash outflow of $7.5 million. In comparison, deposit gathering provided net cash of $2.5 million for the same period of 2005. For the six months ended June 30, 2006, interest-bearing transaction accounts decreased $14.2 million while time deposits rose $6.7 million.

CAPITAL ADEQUACY:

Stockholders' equity totaled $51.5 million or $27.80 per shares at June 30, 2006, an increase of $1.0 million compared to $50.5 million or $27.30 per share at March 31, 2006, and $1.8 million from $49.7 million or $26.86 per share at December 31, 2005. Net income, partially offset by net cash dividends declared and a reduction in accumulated other comprehensive income resulting from market value fluctuation of the investment portfolio, factored into the improved capital position.

Dividends declared totaled $926 for the six months ended June 30, 2006. On a per share basis, year-to-date dividends declared equaled $0.50 in 2006, an increase of 8.7 percent compared to $0.46 in 2005. The dividend payout ratio was 29.6 percent and 34.3 percent for the six months ended June 30, 2006 and 2005. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the six months ended June 30, 2006, 3,477 shares were issued under this plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2006 and 2005. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Our and Community Bank's capital ratios at June 30, 2006 and 2005, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                              MINIMUM TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                    MINIMUM FOR CAPITAL       PROMPT CORRECTIVE
                                                  ACTUAL             ADEQUACY PURPOSES        ACTION PROVISIONS
                                            --------------------    --------------------      ------------------
JUNE 30,                                     2006         2005       2006         2005         2006       2005
---------------------------------------     --------    --------    -------     --------      -------    -------
Basis for ratios:
Tier I capital to risk-weighted assets:
  Consolidated...........................   $ 50,633    $ 46,762    $17,101      $16,120
  Community Bank.........................     48,661      44,634     17,069       16,087      $25,604    $24,130
Total capital to risk-weighted assets:
  Consolidated...........................     54,927      50,799     34,203       32,240
  Community Bank.........................     52,955      48,671     34,139       32,174       42,673     40,217
Tier I capital to total average assets
 less goodwill:
  Consolidated...........................     50,633      46,762     21,694       21,247
  Community Bank.........................     48,661      44,634    $21,655      $20,340      $27,069    $26,675

Risk-weighted assets:
  Consolidated...........................    414,960     392,611
  Community Bank.........................    414,160     391,781
Risk-weighted off-balance sheet items:
  Consolidated...........................     12,572      10,391
  Community Bank.........................     12,572      10,391
Average assets for Leverage ratio:
  Consolidated...........................    542,338     531,171
  Community Bank.........................   $541,386    $533,505

Ratios:
Tier I capital as a percentage of risk-
 weighted assets and off-balance sheet
 items:
  Consolidated............................      11.8%       11.6%       4.0%         4.0%
  Community Bank..........................      11.4        11.1        4.0          4.0          6.0%       6.0%
Total of Tier I and Tier II capital as a
 percentage of risk-weighted assets and
 off-balance sheet items:
  Consolidated............................      12.9        12.6        8.0          8.0
  Community Bank..........................      12.4        12.1        8.0          8.0         10.0       10.0
Tier I capital as a percentage of total
 average assets less intangible assets:
  Consolidated............................       9.3         8.8        4.0          4.0
  Community Bank..........................       9.0%        8.4%       4.0%         4.0%         5.0%       5.0%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Our risk-based capital ratios improved at June 30, 2006, compared to one year ago. In addition we and Community Bank have consistently maintained regulatory capital ratios well above the minimum levels of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following:

      -     A Tier I risk-based ratio of at least 6.0 percent;

      -     A total risk-based ratio of at least 10.0 percent; and

      -     A Leverage ratio of at least 5.0 percent.

Based on the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at June 30, 2006. There are no conditions or events since this notification that we believe have changed Community Bank's category.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the second quarter of 2006 increased $355 or 29.1 percent to $1,575 or $0.85 per share compared to $1,220 or $0.65 per share for the same quarter of 2005. Year-to-date net income totaled $3,125 or $1.69 per share in 2006, an increase of $625 or 25.0 percent from $2,500 or $1.34 per share in 2005. Strong net interest income growth was the primary factor leading to the earnings improvement. Return on average assets was 1.16 percent for the three months and six months ended June 30, 2006, compared to 0.93 percent and 0.95 percent for the respective 2005 periods. Return on average stockholders' equity was 12.30 percent for the second quarter and 12.39 percent year-to-date 2006, compared to 10.12 percent and 10.47 percent for the same periods of 2005.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                               2006 VS. 2005                  2006 VS. 2005
                                             INCREASE (DECREASE)            INCREASE (DECREASE)
                                               ATTRIBUTABLE TO                  ATTRIBUTABLE TO
                                         --------------------------      --------------------------
                                          TOTAL                          TOTAL
                                         CHANGE   RATE     VOLUME        CHANGE   RATE     VOLUME
                                         ------  ------   ---------      ------  ------   ---------
Interest income:
Loans:
  Taxable...........................     $1,167  $  691       $ 476      $2,002  $1,274       $ 728
  Tax-exempt........................        150     132          18         301     262          39
Investments:
  Taxable...........................         39     161        (122)         90     301        (211)
  Tax-exempt........................         (7)      5         (12)        (25)    (14)        (11)
Federal funds sold..................         53      15          38          59      19          40
                                         ------  ------       -----      ------  ------       -----
    Total interest income...........      1,402   1,004         398       2,427   1,842         585
                                         ------  ------       -----      ------  ------       -----
Interest expense:
Money market accounts...............        121      80          41         240     154          86
NOW accounts........................        137     106          31         249     187          62
Savings accounts....................        127     146         (19)        222     258         (36)
Time deposits less than $100........        252     175          77         419     256         163
Time deposits $100 or more..........         (9)     49         (58)        (62)    100        (162)
Short-term borrowings...............         33      22          11          38      66         (28)
                                         ------  ------       -----      ------  ------       -----
    Total interest expense..........        661     578          83       1,106   1,021          85
                                         ------  ------       -----      ------  ------       -----
    Net interest income.............     $  741  $  426       $ 315      $1,321  $  821       $ 500
                                         ======  ======       =====      ======  ======       =====

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


For the six months ended June 30, tax-equivalent net interest income improved $1,321 or 14.0 percent to $10,789 in 2006 from $9,468 in 2005. A positive rate variance was the primary factor leading to the improvement. Also affecting net interest income was a positive volume variance as average earning assets increased at a faster pace than interest-bearing liabilities.

The tax-equivalent yield on earning assets increased 81 basis points to 6.52 percent for the six months ended June 30, 2006, from 5.71 percent for the same six months of 2005, which resulted in additional interest revenue of $1,842. Specifically, loan yields continued to be impacted by the periodic increases in the prime rate, as a significant portion of our loan portfolio carries adjustable rates. As a result, the tax-equivalent yield on the loan portfolio increased 75 basis points to 6.86 percent for the first half of 2006 from 6.11 percent for the same period of 2005. The increase in loan yields was responsible for an increase in tax-equivalent interest revenue of $1,536, representing 83.4 percent of the total increase in revenue due to rate. Partially mitigating the increase in yield was a 49 basis point rise in our cost of funds to 2.86 percent in 2006 from 2.37 percent in 2005. The increase in funding costs caused a $1,021 rise in interest expense. We experienced an increase in funding costs for all the major deposit categories. Rates paid for interest-bearing transaction accounts rose in response to the three-month U.S. Treasury rate, as certain larger-balance, money market, NOW and savings accounts are tied to this rate. With regard to time deposits, although we did not aggressively compete for these types of deposits, we did offer preferential rates for special-term, non-renewable certificates in an effort to retain our customer base. Overall, the positive rate variance resulted in additional net interest income of $821 for the first half of 2006.

Changes in the volumes of earning assets and liabilities contributed to a $500 increase in net interest income. Average earning assets grew $12.3 million to $518.2 million for the six months ended June 30, 2006, from $505.9 million for the same six months of 2005 and accounted for a $585 increase in interest revenue. The loan portfolio averaged $24.1 million higher comparing 2006 and 2005, which resulted in additional interest revenue of $767. Partially offsetting this increase was a decrease in average investments and federal funds sold of $11.8 million, which caused a reduction in interest revenue of $182. With regard to interest-bearing liabilities, growth in money market accounts, NOW accounts and time deposits less than $100 was partially offset by decreases in savings accounts, large denomination time deposits and short-term borrowings. Money market and NOW accounts grew $10.2 million and $7.6 million and together resulted in additional interest expense of $148. Savings accounts averaged

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



$8.1 million lower comparing the first six months of 2006 and 2005. The reduction, for the most part, resulted from customers moving funds into time deposits less than $100 to take advantage of short-term promotional rates. These time deposits averaged $8.8 million higher. The reduction in savings accounts resulted in a decrease to interest expense of $36, which was more than offset by $163 in additional expense from growth in time deposits less than $100. Large denomination time deposits and short-term borrowings averaged $8.6 million and $1.8 million lower, resulting in decreases to interest expense of $162 and $28. Overall, the net increase in the volume of interest bearing liabilities caused an increase in interest expense of $85.

For the quarter ended June 30, 2006, tax-equivalent net interest income improved $741 in comparison to the same three months of last year. Similar to the results for six months, the increase was due to a rate variance of $426, coupled with a positive volume variance of $315. The tax-equivalent yield on earning assets rose 89 basis points comparing the second quarters of 2006 and 2005, which resulted in additional interest revenue of $1,004. Partially offsetting the increase in revenue was greater interest expense of $578 due to a 56 basis point increase in our cost of funds. With regard to volume changes, for the three months ended June 30, 2006, average earning assets grew $17.8 million, while interest-bearing liabilities increased $12.8 million. The growth in earning assets primarily resulted from growth in average loans of $30.6 million partially offset by a reduction in investments and federal funds sold of $12.8 million. The increase in average interest-bearing liabilities resulted primarily from growth of $9.7 million and $7.4 million in money market and NOW accounts and $7.1 million in time deposits less than $100, partially offset by a reductions of $8.0 million in savings accounts and $5.9 million in large denomination time deposits. These changes resulted in an increase in interest expense of $72.

Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin improved significantly by 43 basis points to 4.20 percent for the six months ended June 30, 2006 from 3.77 percent for the same period of 2005. In addition, the net interest margin, which has steadily risen over the five preceding quarters, rose 16 basis points to 4.28 percent for the second quarter of 2006, from 4.12 percent in the first quarter. The FOMC has indicated that further monetary tightening may be necessary should inflationary pressures persist. Should this occur, competition in our market area could further intensify and place greater pressure on deposit rates. No assurance can be given that net interest income will not be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the six months ended June 30, 2006 and 2005, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.

SUMMARY OF NET INTEREST INCOME

                                                           JUNE 30, 2006                     JUNE 30, 2005
                                                -------------------------------   -------------------------------
                                                             INTEREST   AVERAGE               INTEREST   AVERAGE
                                                 AVERAGE      INCOME/  INTEREST    AVERAGE     INCOME/   INTEREST
                                                 BALANCE      EXPENSE    RATE      BALANCE     EXPENSE     RATE
                                                --------     --------  --------   --------    --------   --------
ASSETS:
Earning assets:
Loans:
  Taxable..................................      $378,656     $13,057      6.95%   $356,108     $11,055      6.26%
  Tax-exempt..............................         43,939       1,327      6.09      42,380       1,026      4.88
Investments:
  Taxable.................................         61,341       1,142      3.75      74,798       1,052      2.84
  Tax-exempt..............................         31,213       1,145      7.40      31,520       1,170      7.49
Federal funds sold........................          2,996          73      4.91       1,052          14      3.00
                                                 --------     -------              --------     -------
    Total earning assets..................        518,145      16,744      6.52%    505,858      14,317      5.71%
Less: allowance for loan losses...........          4,227                             3,978
Other assets..............................         28,840                            29,847
                                                 --------                          --------
    Total assets..........................       $542,758                          $531,727
                                                 ========                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts.....................       $ 31,741         379      2.41%   $ 21,547         139      1.30%
NOW accounts..............................         58,973         626      2.14      51,374         377      1.48
Savings accounts..........................        114,096         727      1.28     122,220         505      0.83
Time deposits less than $100..............        187,398       3,625      3.90     178,605       3,206      3.62
Time deposits $100 or more................         22,142         454      4.13      30,720         516      3.39
Short-term borrowings.....................          6,059         144      4.79       7,847         106      2.72
                                                 --------     -------              --------     -------
    Total interest-bearing liabilities....        420,409       5,955      2.86%    412,313       4,849      2.37%
Noninterest-bearing deposits..............         69,171                            69,330
Other liabilities.........................          2,303                             1,928
Stockholders' equity......................         50,875                            48,156
                                                 --------                          --------
    Total liabilities and stockholders' equity   $542,758                          $531,727
                                                 ========     -------              ========     -------
    Net interest/income spread............                    $10,789      3.66%                $ 9,468      3.34%
                                                              =======                           =======
    Net interest margin...................                                 4.20%                             3.77%
Tax equivalent adjustments:
Loans.....................................                    $   451                           $   349
Investments...............................                        389                               398
                                                              -------                           -------
    Total adjustments.....................                    $   840                           $   747
                                                              =======                           =======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,177 and $2,120 for the six months ended June 30, 2006 and 2005 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PROVISION FOR LOAN LOSSES:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio. The provision for loan losses was $225 for the second quarter of 2006 and $405 year-to-date. For the comparable periods of 2005, the provision for loan losses was $158 and $458.

NONINTEREST INCOME:

Noninterest revenue was $1,711 for the six months ended June 30, 2006, compared to $2,178 for the same six months of 2005. Included in noninterest revenue in 2005 was a $235 net gain on the sale of our merchant services portfolio. Service charges, fees and commissions decreased $67 or 4.0 percent. Higher mortgage rates, coupled with a slowdown in the housing market, significantly reduced the level of activity in our secondary mortgage banking department. As a result, net gains on the sale of residential mortgages declined $165 or 59.4 percent. For the second quarter, noninterest revenue decreased $209 to $851 in 2006, compared to $1,060 in 2005. The reduction was due primarily to the nonrecurring gain of $110 recognized in 2005 and a reduction in secondary mortgage activity.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Major components of noninterest expense for the three months and six months ended June 30, 2006 and 2005, are summarized as follows:

NONINTEREST EXPENSES

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,           JUNE 30,
                                                    2006       2005      2006       2005
                                                   ------    --------  --------   ---------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes.....................    $1,525      $1,498    $2,973     $2,954
Employee benefits..............................       393         345       735        684
                                                   ------      ------    ------     ------
  Salaries and employee benefits expense.......     1,918       1,843     3,708      3,638
                                                   ------      ------    ------     ------

NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense..........................       297         280       614        613
Equipment expense..............................       299         304       587        609
                                                   ------      ------    ------     ------
  Net occupancy and equipment expense..........       596         584     1,201      1,222
                                                   ------      ------    ------     ------

OTHER EXPENSES:
Marketing expense..............................       152         158       265        302
Other taxes....................................       123         120       254        242
Stationery and supplies........................        83          93       165        181
Contractual services...........................       414         468       840        920
Insurance including FDIC assessment............        74          73       136        142
Other..........................................       359         461       706        773
                                                   ------      ------    ------     ------
  Other expenses...............................     1,205       1,373     2,366      2,560
                                                   ------      ------    ------     ------
    Total noninterest expense..................    $3,719      $3,800    $7,275     $7,420
                                                   ======      ======    ======     ======

Noninterest expense for the six months ended June 30, 2006, amounted to $7,275, a decrease of $145 or 2.0 percent from $7,420 for the same six months of 2005. A
7.6 percent reduction in other expenses, coupled with a 1.7 percent decrease in occupancy costs, factored into the expense curtailment. Partially offsetting these declines was a 1.9 percent increase in personnel costs. For the second quarter, noninterest expense decreased $81 or 2.1 percent in comparison to the same quarter of last year. We experienced improved efficiency as a result of the reduction in operating expenses. We measure our efficiency using two key industry ratios, the operating efficiency ratio and the overhead ratio, to measure our productivity. The operating efficiency ratio is defined as noninterest expense as a percentage of net interest income and noninterest income, and the overhead ratio is calculated by dividing noninterest expense by average total assets. Both ratios indicated an improvement in our year-to-date productivity. Our operating efficiency ratio improved to 62.4 percent for the six months ended June 30, 2006, from 68.1 percent for the same six months of last year. Similarly, our overhead ratio improved to 2.7 percent from 2.8 percent comparing the first half of 2006 and 2005.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $3,708 or 51.0 percent of noninterest expense for the six months ended June 30, 2006. The $70 or 1.9 percent increase resulted from annual merit increases, the addition of two new commercial loan officers and higher health care costs and employee benefits. In comparison, salaries and employee benefits expense was $3,638 or 49.0 percent of noninterest expense for the same period of 2005. For the second quarter of 2006, employee-related expenses totaled $1,918, an increase of $75 compared to the second quarter of 2005.

Net occupancy and equipment expense decreased $21 or 1.7 percent comparing the first six months of 2006 and 2005. Lower depreciation expense more than offset increased utility expenses due to rising energy costs and higher real estate taxes. For the second quarter, net occupancy and equipment expenses increased $12 or 2.1 percent to $596 in 2006 from $584 in 2005.

Other expenses decreased $194 or 7.6 percent to $2,366 for the six months ended June 30, 2006, from $2,560 for the same six months of the prior year. For the quarter ended June 30, other expenses totaled $1,205 in 2006 and $1,373 in 2005. Reductions in legal and consulting fees and core deposit amortization expense factored into the reduction in other expenses.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the bank's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Recently, the FDIC decided to retain the existing BIF assessment schedules of $0.00 per 100 dollars of deposits for banks classified in the highest capital and supervisory evaluation category and $0.27 per 100 dollars of deposits for banks classified in the lowest category. We were classified in the highest capital and supervisory evaluation category at June 30, 2006, and will be exempt from paying a BIF assessment in the second half of 2006.

There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation ("FICO") funding. The FDIC established the annual FICO assessment rates effective for the second quarter of 2006 at $0.0128 per 100 dollars of BIF-assessable deposits. Our assessments totaled $31 and $33 for the six months ended June 30, 2006 and 2005.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME TAXES:

For the six months ended June 30, income tax expense totaled $855 in 2006, an increase of $334 or 64.1 percent from $521 in 2005. Our effective tax rate increased from 17.2 percent in 2005 to 21.5 percent in 2006. We utilize tax-exempt loans and investments in order to mitigate our tax burden. For the first half of 2006, tax-exempt interest income as a percentage of total interest income equaled 10.3 percent, compared to 10.7 percent for the same period of 2005.

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

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

As of June 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the CEO and CFO concluded that as of the period covered by this Quarterly Report on Form 10-Q, we maintained effective disclosure controls and procedures.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

COMM BANCORP, INC.
OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

            NONE

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information with respect to purchases made by or on behalf of us or any "affiliated purchaser," as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the six months ended June 30, 2006:


                                                                               Total Number of           Maximum Number
                                                                               Shares Purchased        of Shares that may
                                            Total Number       Average       as Part of Publicly        yet be Purchased
                                             of Shares       Price Paid        Announced Plans           Under the Plans
Month Ending                                Purchased(1)      Per Share          or Programs               or Programs
------------                                ------------     -----------     --------------------      ------------------
January 31, 2006........................                                                                           47,214
February 28, 2006.......................                                                                           47,214
March 31, 2006..........................                                                                           47,214
April 30, 2006..........................             500          $43.16                      500                  46,714
May 31, 2006............................                                                                           46,714
June 30, 2006...........................                                                                           46,714
                                                     ---          ------                      ---
  Total.................................             500          $43.16                      500
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

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

               NONE

COMM BANCORP, INC.
OTHER INFORMATION (CONTINUED)

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS AT THE COMPANY'S ANNUAL MEETING OF STOCKHOLDERS HELD ON JUNE 2, 2006, FOR WHICH PROXIES WERE SOLICITED PURSUANT TO SECTION 14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, THE FOLLOWING MATTERS WERE VOTED UPON BY THE STOCKHOLDERS.

      1. To elect 13 directors to serve for a one-year term and until their successors are duly elected and qualified.

            All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

Nominee                                          For             Against
-------                                     -------------      ----------
David L. Baker                              1,572,407.259      33,363.051
Thomas M. Chesnick                          1,549,749.310      56,021.000
William F. Farber, Sr.                      1,562,751.310      43,019.000
Judd B. Fitze                               1,546,997.310      58,773.000
Dean L. Hesser                              1,563,781.310      41,989.000
John P. Kameen                              1,546,897.310      58,873.000
William A. Kerl                             1,563,207.310      42,563.000
Erwin T. Kost                               1,572,142.204      33,628.106
Susan F. Mancuso                            1,572,981.310      32,789.000
Robert A. Mazzoni                           1,563,681.310      42,089.000
J. Robert McDonnell                         1,537,311.310      68,459.000
Joseph P. Moore, III                        1,572,787.310      32,983.000
Eric G. Stephens                            1,546,941.310      58,829.000

      2. To ratify the selection of Kronick, Kalada, Berdy & Co. of Kingston, Pennsylvania, Certified Public Accountants, as the independent auditors for the year ending December 31, 2006. The votes cast on this matter were as follows:


     For             Against
-------------       ----------
1,592,208.665       13,561.645

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

            (a)   Exhibits:

                  31(i) CEO and CFO certifications pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002.

                  32 CEO and CFO certifications pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K

                  Item 2.02 - On April 26, 2006, we filed a report on Form 8-K, to disclose our results of operations for the three months ended March 31, 2006.

                               COMM BANCORP, INC.
                                    FORM 10-Q

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                    Registrant, Comm Bancorp, Inc.

Date: August 10, 2006               /s/ William F. Farber, Sr.
                                    -----------------------------------------
                                    William F. Farber, Sr.
                                    President and Chief Executive Officer
                                    Chairman of the Board/Director
                                    (Principal Executive Officer)

Date: August 10, 2006               /s/ Scott A. Seasock
                                    -----------------------------------------
                                    Scott A. Seasock
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date: August 10, 2006               /s/ Stephanie A. Westington, CPA
                                    -----------------------------------------
                                    Stephanie A. Westington, CPA
                                    Vice President of Finance
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER        DESCRIPTION                                PAGE
-----------        ---------------------------------------    -----

   31(i)            CEO and CFO Certifications Pursuant to      50
                    Section 302 of the Sarbanes-Oxley Act
                    of 2002

    32              CEO and CFO Certifications Pursuant to      54
                    Section 906 of the Sarbanes-Oxley Act
                    Of 2002