Form 10-Q
period 2006-09-30
COMM BANCORP INC
filed 2006-11-14
CIK 730030

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,853,727 at October 31, 2006.


                                  Page 1 of 56
                            Exhibit Index on Page 50

                               COMM BANCORP, INC.
                                    FORM 10-Q

                               SEPTEMBER 30, 2006

                                      INDEX

CONTENTS                                                                PAGE NO.
--------                                                                --------
PART I. FINANCIAL INFORMATION:

   Item 1.  Financial Statements.
      Consolidated Statements of Income and Comprehensive Income for
         the Three Months and Nine Months Ended September 30, 2006
         and 2005....................................................       3
      Consolidated Balance Sheets - September 30, 2006, and
         December 31, 2005...........................................       4
      Consolidated Statement of Changes in Stockholders' Equity for
         the Nine Months Ended September 30, 2006....................       5
      Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2006 and 2005.................................       6
      Notes to Consolidated Financial Statements.....................       7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................       9

   Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk.....................................................       *

   Item 4.  Controls and Procedures..................................      46

PART II. OTHER INFORMATION:

   Item 1.  Legal Proceedings........................................      47

   Item 1A. Risk Factors.............................................      47

   Item 2.  Unregistered Sales of Equity Securities and Use of
            Proceeds.................................................      47

   Item 3.  Defaults Upon Senior Securities..........................      47

   Item 4.  Submission of Matters to a Vote of Security Holders......      47

   Item 5.  Other Information........................................      47

   Item 6.  Exhibits.................................................      48

   Signatures........................................................      49

   Exhibit Index.....................................................      50

*    Not Applicable

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                              -----------------------   -----------------------
                                                                                 2006         2005         2006         2005
                                                                              ----------   ----------   ----------   ----------
INTEREST INCOME:
Interest and fees on loans:
   Taxable.................................................................   $    7,133   $    5,809   $   20,190   $   16,864
   Tax-exempt..............................................................          352          337        1,228        1,014
Interest and dividends on investment securities available-for-sale:
   Taxable.................................................................          490          493        1,596        1,523
   Tax-exempt..............................................................          368          396        1,124        1,168
   Dividends...............................................................           14           10           50           32
Interest on federal funds sold.............................................          136          144          209          158
                                                                              ----------   ----------   ----------   ----------
      Total interest income................................................        8,493        7,189       24,397       20,759
                                                                              ----------   ----------   ----------   ----------

INTEREST EXPENSE:
Interest on deposits.......................................................        3,197        2,522        9,008        7,265
Interest on short-term borrowings..........................................                                    144          106
                                                                              ----------   ----------   ----------   ----------
      Total interest expense...............................................        3,197        2,522        9,152        7,371
                                                                              ----------   ----------   ----------   ----------
      Net interest income..................................................        5,296        4,667       15,245       13,388
Provision for loan losses..................................................          270          161          675          619
                                                                              ----------   ----------   ----------   ----------
      Net interest income after provision for loan losses..................        5,026        4,506       14,570       12,769
                                                                              ----------   ----------   ----------   ----------

NONINTEREST INCOME:
Service charges, fees and commissions......................................          795          746        2,393        2,411
Net gains on sale of loans.................................................           63          119          176          397
Net gains on sale of merchant services.....................................                                                 235
                                                                              ----------   ----------   ----------   ----------
      Total noninterest income.............................................          858          865        2,569        3,043
                                                                              ----------   ----------   ----------   ----------

NONINTEREST EXPENSE:
Salaries and employee benefits expense.....................................        1,903        1,778        5,611        5,416
Net occupancy and equipment expense........................................          571          588        1,772        1,810
Other expenses.............................................................        1,273        1,254        3,639        3,814
                                                                              ----------   ----------   ----------   ----------
      Total noninterest expense............................................        3,747        3,620       11,022       11,040
                                                                              ----------   ----------   ----------   ----------
Income before income taxes.................................................        2,137        1,751        6,117        4,772
Provision for income tax expense...........................................          512          371        1,367          892
                                                                              ----------   ----------   ----------   ----------
      Net income...........................................................        1,625        1,380        4,750        3,880
                                                                              ----------   ----------   ----------   ----------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gains (losses) on investment securities available-for-sale......          868         (721)         129         (645)
Income tax expense (benefit) related to other comprehensive income (loss)..          295         (245)          44         (219)
                                                                              ----------   ----------   ----------   ----------
      Other comprehensive income (loss), net of income taxes...............          573         (476)          85         (426)
                                                                              ----------   ----------   ----------   ----------
      Comprehensive income.................................................   $    2,198   $      904   $    4,835   $    3,454
                                                                              ==========   ==========   ==========   ==========

PER SHARE DATA:
Net income.................................................................   $     0.87   $     0.74   $     2.56   $     2.08
Cash dividends declared....................................................   $     0.25   $     0.23   $     0.75   $     0.69
Average common shares outstanding..........................................    1,854,598    1,861,053    1,853,227    1,863,442

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    2006           2005
                                                               -------------   ------------
ASSETS:
Cash and due from banks.....................................      $ 17,778       $ 23,403
Federal funds sold..........................................         8,450         12,000
Investment securities available-for-sale....................        80,810        104,965
Loans held for sale, net....................................         1,849          1,934
Loans, net of unearned income...............................       426,867        388,603
   Less: allowance for loan losses..........................         4,453          4,128
                                                                  --------       --------
Net loans...................................................       422,414        384,475
Premises and equipment, net.................................        11,047         11,003
Accrued interest receivable.................................         3,219          2,487
Other assets................................................         3,473          3,310
                                                                  --------       --------
      Total assets..........................................      $549,040       $543,577
                                                                  ========       ========

LIABILITIES:
Deposits:
   Noninterest-bearing......................................      $ 73,713       $ 75,428
   Interest-bearing.........................................       419,102        415,937
                                                                  --------       --------
      Total deposits........................................       492,815        491,365
Accrued interest payable....................................         1,136          1,024
Other liabilities...........................................         1,830          1,499
                                                                  --------       --------
      Total liabilities.....................................       495,781        493,888
                                                                  --------       --------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
   September 30, 2006, 1,853,137 shares; December 31, 2005,
      1,850,154 shares......................................           612            611
Capital surplus.............................................         7,085          6,869
Retained earnings...........................................        44,518         41,250
Accumulated other comprehensive income......................         1,044            959
                                                                  --------       --------
      Total stockholders' equity............................        53,259         49,689
                                                                  --------       --------
      Total liabilities and stockholders' equity............      $549,040       $543,577
                                                                  ========       ========

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       ACCUMULATED
                                                                                          OTHER           TOTAL
                                                       COMMON   CAPITAL   RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                                        STOCK   SURPLUS   EARNINGS       INCOME          EQUITY
                                                       ------   -------   --------   -------------   -------------
BALANCE, DECEMBER 31, 2005 .........................    $611    $6,869    $41,250       $  959          $49,689
Net income .........................................                        4,750                         4,750
Dividends declared: $0.75 per share ................                       (1,390)                       (1,390)
Dividend reinvestment plan: 5,383 shares issued ....       2       223                                      225
Repurchase and retirement: 2,400 shares ............      (1)       (7)       (92)                         (100)
Net change in other comprehensive income ...........                                        85               85
                                                        ----    ------    -------       ------          -------
BALANCE, SEPTEMBER 30, 2006 ........................    $612    $7,085    $44,518       $1,044          $53,259
                                                        ====    ======    =======       ======          =======

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30,                                                 2006       2005
-------------------------------                                               --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................   $  4,750   $  3,880
Adjustments:
   Provision for loan losses ..............................................        675        619
   Depreciation, amortization and accretion ...............................        856      1,574
   Amortization of net loan costs .........................................        214        136
   Deferred income tax benefit ............................................       (165)      (209)
   Gains on the sale of foreclosed assets .................................         (3)       (57)
   Changes in:
      Loans held for sale, net ............................................         85     (1,621)
      Accrued interest receivable .........................................       (732)      (257)
      Other assets ........................................................       (296)      (281)
      Accrued interest payable ............................................        112        (16)
      Other liabilities ...................................................        268       (119)
                                                                              --------   --------
         Net cash provided by operating activities ........................      5,764      3,649
                                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of investment securities available-for-sale ......     41,492     37,290
Purchases of investment securities available-for-sale .....................    (17,305)   (18,541)
Proceeds from sale of foreclosed assets ...................................        596        331
Net increase in lending activities ........................................    (39,141)    (8,748)
Purchases of premises and equipment .......................................       (804)      (408)
                                                                              --------   --------
         Net cash provided by (used in) investing activities ..............    (15,162)     9,924
                                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
   Money market, NOW, savings and noninterest-bearing accounts ............     (5,462)    12,108
   Time deposits ..........................................................      6,912       (508)
Proceeds from issuance of common shares ...................................        225        189
Repurchase and retirement of common shares ................................       (100)      (435)
Cash dividends paid .......................................................     (1,352)    (1,267)
                                                                              --------   --------
      Net cash provided by financing activities ...........................        223     10,087
                                                                              --------   --------
      Net increase (decrease) in cash and cash equivalents ................     (9,175)    23,660
      Cash and cash equivalents at beginning of year ......................     35,403     12,702
                                                                              --------   --------
      Cash and cash equivalents at end of period ..........................   $ 26,228   $ 36,362
                                                                              ========   ========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest ...............................................................   $  9,040   $  7,387
   Income taxes ...........................................................      1,230      1,252
Noncash items:
   Transfer of loans to foreclosed assets .................................        313        318
   Unrealized losses (gains) on investment securities available-for-sale ..   $    (85)  $    426

See Notes to Consolidated Financial Statements.

COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries, Community Bank and Trust Company, including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation, and Comm Realty Corporation (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in the consolidation. Prior-period amounts are reclassified when necessary to conform with the current year's presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the nine months ended and as of September 30, 2006, are not necessarily indicative of the results of operations that may be expected in the future.

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

2. EARNINGS PER COMMON SHARE:

The Company had no dilutive potential common shares outstanding during the three-month or nine-month periods ended September 30, 2006 and 2005, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.

3. FAIR VALUE MEASUREMENT:

On September 15, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 157, "Fair Value Measurements." SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. This Standard responds to investors' requests for expanded information about the extent to which companies

COMM BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157, which does not expand the use of fair value, applies whenever other Standards require or permit assets or liabilities to be measured at fair value, and is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 on January 1, 2008, is not expected to have a material effect on the operating results or financial position of the Company.

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

OPERATING ENVIRONMENT:

The pace of economic growth in the United States slowed during the third quarter of 2006. Hindered by a downturn in the housing market, the economy expanded at an annual rate of 1.6 percent for the three months ended

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

September 30, 2006, the slowest pace since 2003. Both consumer and business spending remained strong, growing at annual rates of 3.1 percent and 8.6 percent. Offsetting the increases in consumer and business spending was a 17.4 percent retraction in residential fixed investment. Consumer spending was bolstered by favorable employment conditions and a 6.3 percent increase in disposable personal income, while higher corporate earnings favorably impacted business investment. Inflationary pressures remained slightly elevated, as core consumer prices rose at seasonally adjusted annual rates of 2.7 percent for the third quarter and 3.0 percent for the nine months ended September 30, 2006. Due to slower growth the Federal Open Market Committee ("FOMC") decided to keep its target for the federal funds rate at 5.25 percent at each of its two meetings during the third quarter and at its subsequent meeting on October 25, 2006. Furthermore the FOMC indicated that the extent and timing of any future movements would depend on the evolution of the outlook for both inflation and economic growth.

REVIEW OF FINANCIAL POSITION:

Total assets grew $10.5 million from June 30, 2006. Loan demand, which slowed slightly during the second quarter, picked up in the third quarter. As a result, loans, net of unearned income, which decreased $6.5 million in the second quarter, rose $9.6 million to $426.9 million at September 30, 2006. Deposit gathering during the third quarter was favorably impacted by an influx of tax monies into the accounts of our local area school district customers. This directly lead to a $9.0 million increase in total deposits to $492.8 million at the close of the third quarter. Investment securities decreased $3.0 million, while federal funds sold rose $2.4 million.

At September 30, 2006, total assets were $549.0 million, an increase of $5.4 million from $543.6 million at December 31, 2005. Loans, net of unearned income, increased $38.3 million in comparison to year-end 2005. Investment securities decreased $24.2 million, as the majority of repayments received were invested into the loan portfolio. Total deposits increased only $1.4 million to $492.8 million at September 30, 2006, from $491.4 million at the end of 2005.

During the third quarter of 2006, we began migrating our retail operations to a new teller software platform. This platform, in addition to being compliant with the Check Clearing for the 21st Century Act, will provide greater efficiency by reducing transaction processing time and cost. This project, with an estimated cost of $660 should be completed by year-end 2006.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INVESTMENT PORTFOLIO:

Due primarily to a slowing in economic growth, the FOMC decided to keep its target for the federal funds rate unchanged at 5.25 percent during the third quarter. The slowdown in economic growth caused investors to seek safety in the bond market. As a result, bond prices rose, and in turn, yields declined. Since the onset of monetary policy shift in mid-2004, rates for intermediate and longer-term maturities were either unaffected by or reacted inversely to the upward movements in the federal funds rate. In the second quarter, rates for these maturities began to react to policy initiatives. However, the rally in the bond market at the close of the third quarter caused yields to fall back down. Changes in the yields of U.S. Treasuries impact the market value of our investment portfolio. Specifically, the parts of the yield curve most closely related to our investments include the two-year and ten-year U.S. Treasuries, which affect the values of U.S. Government-sponsored agency securities, mortgage-backed securities, including CMOs, and other short-term investments, and state and municipal obligations. The yield on the two-year U.S. Treasury, which rose 75 basis points from year-end 2005 to 5.16 percent at June 30, 2006, fell 45 basis points to 4.71 percent at September 30, 2006. Correspondingly, the yield on the ten-year U.S. Treasury, which rose 76 basis points to 5.15 percent at the close of the second quarter of 2006, declined 51 basis points to 4.64 percent at September 30, 2006. Because all of our bonds held pay fixed interest rates, their market values tend to react inversely to changes in interest rates. As a result, the market value of our investment portfolio at September 30, 2006, rose significantly from the end of the previous quarter. Net unrealized holding gains, included in stockholders' equity, were $1,044, net of income taxes of $538, at September 30, 2006, compared to $471, net of income taxes of $243, at June 30, 2006.

The carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 2006, and December 31, 2005, are summarized as follows:

DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE

                                   SEPTEMBER 30,      DECEMBER 31,
                                       2006               2005
                                 ----------------   -----------------
                                  AMOUNT      %      AMOUNT       %
                                 -------   ------   --------   ------
U.S. Government agencies .....   $25,914    32.07%  $ 42,711    40.69%
State and municipals:
   Taxable ...................    13,658    16.90     15,268    14.54
   Tax-exempt ................    31,198    38.61     33,795    32.20
Mortgage-backed securities ...     8,916    11.03     12,217    11.64
Equity securities:
   Restricted ................       951     1.18        808     0.77
   Other......................       173     0.21        166     0.16
                                 -------   ------   --------   ------
      Total...................   $80,810   100.00%  $104,965   100.00%
                                 =======   ======   ========   ======

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our investment portfolio continued to play a less prominent role in our earning asset mix, as the majority of maturities of U.S. Government agencies and repayments from mortgage-backed securities were utilized to fund loan growth. Available-for-sale investment securities totaled $80.8 million at September 30, 2006, a decrease of $24.2 million from $105.0 million at December 31, 2005.

For the nine months ended September 30, the investment portfolio averaged $87.9 million compared to $103.4 million for the same period of last year. The tax-equivalent yield on the investment portfolio rose 79 basis points to 5.09 percent for the nine months ended September 30, 2006, from 4.30 percent for the same nine months of 2005. In addition, the tax-equivalent yield on the investment portfolio, improved 18 basis points to 5.35 percent for the third quarter of 2006 compared to 5.17 percent in the second quarter.

In addition to yield analysis, we utilize a total return approach to measure the investment portfolio's performance. This approach gives a more complete picture of a portfolio's overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio's total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. The annualized total return of the investment portfolio at September 30, 2006 improved to 5.3 percent, compared to 3.4 percent at June 30, 2006. In addition, based on a study from an independent national investment performance ranking company, our investment portfolio ranked in the 82nd percentile of all FDIC-insured bank holding companies with respect to total return over the previous 12 months.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at September 30, 2006, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities, CMOs and equity securities. Mortgage-backed securities and CMOs have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the "After ten years" maturity distribution. Expected maturities may differ from contracted maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE PORTFOLIO

                                                     AFTER ONE         AFTER FIVE
                                     WITHIN          BUT WITHIN        BUT WITHIN          AFTER
                                    ONE YEAR         FIVE YEARS        TEN YEARS         TEN YEARS           TOTAL
                                ---------------   ---------------   ---------------   ---------------   ---------------
SEPTEMBER 30, 2006               AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD
------------------              -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
Amortized cost:
U.S. Government agencies.....   $21,949   4.79%   $ 4,042   4.00%                                       $25,991    4.67%
State and municipals:
      Taxable................     8,680   2.98      5,263   2.77                                         13,943    2.90
      Tax-exempt.............       190   4.02      4,158   7.86    $14,809   7.70%   $10,184    7.33%   29,341    7.57
Mortgage-backed securities...     6,546   5.31      2,406   4.23         12   6.11                        8,964    5.02
Equity securities:
   Restricted................                                                             951    4.87       951    4.87
   Other.....................                                                              38   10.11        38   10.11
                                -------           -------           -------           -------           -------
         Total...............   $37,365   4.46%   $15,869   4.64%   $14,821   7.70%   $11,173    7.13%  $79,228    5.48%
                                =======           =======           =======           =======           =======

Fair value:
U.S. Government agencies.....   $21,918           $ 3,996                                               $25,914
State and municipals:
      Taxable................     8,580             5,078                                                13,658
      Tax-exempt.............       189             4,366           $15,697           $10,946            31,198
Mortgage-backed securities...     6,526             2,378                12                               8,916
Equity securities:
   Restricted................                                                             951               951
   Other.....................                                                             173               173
                                -------           -------           -------           -------           -------
         Total...............   $37,213           $15,818           $15,709           $12,070           $80,810
                                =======           =======           =======           =======           =======

LOAN PORTFOLIO:

Nationally, the rate for a fixed-rate first mortgage, which increased 41 basis points during the first half of 2006 to 6.68 percent at June 30, 2006, fell 28 basis points in the third quarter to 6.40 percent at September 30, 2006. Despite the decrease in mortgage rates, the housing market continued to wane in the third quarter. Existing home sales fell 1.9 percent in September. This marked the sixth consecutive month of decline.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

In addition, the median home price for September was 2.2 percent lower than one year ago. Although new home sales and housing starts were up in September, the pace was considerably off 2005 levels. Activity in our secondary mortgage department reflected the waning housing market. Residential mortgage loans serviced for the Federal National Mortgage Association ("FNMA") grew $4.2 million or at an annualized rate of 5.1 percent to $114.3 million at September 30, 2006, from $110.1 million at year-end 2005. In comparison to the same nine months of 2005, residential mortgages serviced for the FNMA grew at an annual pace of 12.4 percent. For the three months and nine months ended September 30, 2006, residential mortgages sold to the FNMA totaled $4.4 million and $13.5 million, compared to $4.4 million and $16.0 million for the same periods last year. Net gains realized on the sale of residential mortgages totaled $63 for the third quarter and $176 year-to-date 2006, compared to $119 and $397 for the same periods of 2005.

Nonresidential investment in the United States increased by a strong 8.6 percent in the third quarter of 2006. Spending for equipment and software rose 6.4 percent, while structural investment increased by a significant 14.0 percent. Despite the strong structural investment, banks reported a decline in commercial real estate loans according to the October 2006 Senior Loan Officer Opinion Survey issued by the Federal Reserve. Banks also indicated that demand for commercial and industrial loans was unchanged from the previous report. Similar to the previous report, banks reported an easing of lending standards in response to elevated competition among institutions. Commercial and industrial loans at all commercial banks increased at an annual rate of 15.7 percent in the third quarter of 2006. Our commercial loans, including commercial mortgages and lease financing, increased $4.9 million to $298.1 million at September 30, 2006, from $293.2 million at June 30, 2006. The annualized increase of 6.6 percent primarily resulted from an increase in commercial loans and commercial leases, partially offset by a decline in commercial mortgages.

Despite higher gasoline prices, an 8.4 percent increase in spending on durable goods resulted in an overall 3.1 percent rise in personal expenditures. Despite the increase in spending, consumer debt contracted during the third quarter of 2006, as commercial banks experienced a 2.0 percent decline in their consumer loan portfolios. Contrarily, our consumer loans increased $1.1 million or at an annualized rate of 14.3 percent to $30.5 million at September 30, 2006, from the previous quarter end. In addition, residential mortgage loans increased $3.6 million or at an annualized rate of 15.1 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the nine months ended September 30, 2006, loans averaged $423.2 million, an increase of $26.6 million or 6.7 percent compared to $396.6 million for the same period of 2005. Rising interest rates had a considerable impact on the loan yields. The tax-equivalent yield on the loan portfolio rose 77 basis points to
6.97 percent for the nine months ended September 30, 2006, compared to 6.20 percent for the same period of 2005. In addition, the tax-equivalent yield on the loan portfolio increased 21 basis points in the third quarter of 2006 in comparison to the previous quarter. We anticipate that loan yields will continue to rise over the remainder of 2006 as adjustable-rate loans reprice at higher rates. However, a further economic slowdown may result in the FOMC lowering interest rates. Loan yields may be negatively impacted should this occur.

The composition of the loan portfolio at September 30, 2006, and December 31, 2005, is summarized as follows:

DISTRIBUTION OF LOAN PORTFOLIO

                                        SEPTEMBER 30,        DECEMBER 31,
                                             2006                2005
                                      -----------------   -----------------
                                       AMOUNT       %      AMOUNT       %
                                      --------   ------   --------   ------
Commercial, financial and others...   $164,293    38.49%  $137,302    35.33%
Real estate:
   Construction....................      4,609     1.08      2,575     0.66
   Mortgage........................    226,080    52.96    217,827    56.06
Consumer, net......................     30,537     7.15     29,217     7.52
Lease financing, net...............      1,348     0.32      1,682     0.43
                                      --------   ------   --------   ------
   Loans, net of unearned income...    426,867   100.00%   388,603   100.00%
                                                 ======              ======
Less: allowance for loan losses....      4,453               4,128
                                      --------            --------
   Net loans.......................   $422,414            $384,475
                                      ========            ========

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price our loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans. Approximately 46.4 percent of the lending portfolio is expected to reprice within the next 12 months.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The maturity information of the loan portfolio at September 30, 2006, is summarized as follows:

MATURITY DISTRIBUTION AND INTEREST SENSITIVITY OF LOAN PORTFOLIO

                                                       AFTER ONE
                                            WITHIN    BUT WITHIN     AFTER
SEPTEMBER 30, 2006                         ONE YEAR   FIVE YEARS   FIVE YEARS     TOTAL
------------------                         --------   ----------   ----------   --------
Maturity schedule:
Commercial, financial and others........    $39,307    $ 44,022     $ 80,964    $164,293
Real estate:
   Construction.........................      4,609                                4,609
   Mortgage.............................     21,885      69,339      134,856     226,080
Consumer, net...........................      8,354      17,342        4,841      30,537
Lease financing, net....................        650         698                    1,348
                                            -------    --------     --------    --------
      Total.............................    $74,805    $131,401     $220,661    $426,867
                                            =======    ========     ========    ========
Repricing schedule:
Predetermined interest rates............    $50,127    $ 69,237     $ 75,908    $195,272
Floating- or adjustable-interest rates..     24,678      62,164      144,753     231,595
                                            -------    --------     --------    --------
      Total.............................    $74,805    $131,401     $220,661    $426,867
                                            =======    ========     ========    ========

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The contractual amounts of off-balance sheet commitments at September 30, 2006 and December 31, 2005, are summarized as follows:

DISTRIBUTION OF OFF-BALANCE SHEET COMMITMENTS

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                2006           2005
                                                           -------------   ------------
Commitments to extend credit ...........................      $ 75,434        $64,816
Unused portions of home equity and credit card lines ...        15,606         14,576
Commercial letters of credit ...........................        21,467         18,565
                                                              --------        -------
   Total ...............................................      $112,507        $97,957
                                                              ========        =======

These commitments are generally issued for one year or less and often expire unused in whole or in part by the customer. We record an allowance for credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at September 30, 2006 and December 31, 2005. We do not anticipate that losses, if any, that may occur as a result of funding off balance sheet commitments, would have a material adverse effect on our operating results or financial position.

ASSET QUALITY:

National, Pennsylvania and market area unemployment rates at September 30, 2006 and 2005, are summarized as follows:

SEPTEMBER 30,                                                        2006   2005
-------------                                                        ----   ----
United States ....................................................   4.6%   5.1%
Pennsylvania .....................................................   4.6    4.8
Lackawanna county ................................................   4.8    5.0
Monroe county ....................................................   4.8    5.2
Susquehanna county ...............................................   4.9    4.7
Wayne county .....................................................   4.3    4.6
Wyoming county ...................................................   5.2%   5.0%

The employment conditions continued to improve for the Nation and the Commonwealth of Pennsylvania from one year ago. Additional jobs created more than supported an increase in the civilian labor force. Job gains in service-producing industries, specifically professional and business services and health care, continued to be the driving force behind the improved employment climate. Employment conditions improved for the majority of the counties in our local market area. We anticipate labor conditions to remain favorable in our market area for the remainder of 2006. However, no assurance can be given that these favorable employment conditions will continue. Our asset quality could be adversely affected should employment conditions weaken.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our asset quality continued to improve, as evidenced by a $396 or 10.6 percent reduction in nonperforming assets to $3,339 at September 30, 2006, from $3,735 at the end of the previous quarter. Decreases in nonaccrual loans and foreclosed assets was more than offset by an increase in accruing loans past due 90 days or more. In comparison to year-end 2005, nonperforming assets declined $956 or 22.3 percent. As a percentage of loans, net of unearned income, nonperforming assets equaled 0.78 percent at September 30, 2006, compared to 0.90 percent at June 30, 2006, and 1.11 percent at December 31, 2005.

Information concerning nonperforming assets at September 30, 2006, and December 31, 2005, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers' ability to comply with present loan repayment terms.

DISTRIBUTION OF NONPERFORMING ASSETS

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                               2006           2005
                                                          -------------   ------------
Nonaccrual loans:
Commercial, financial and others ......................       $1,348         $1,574
Real estate:
   Construction .......................................
   Mortgage ...........................................        1,211          1,714
Consumer, net .........................................           94             98
Lease financing, net ..................................
                                                              ------         ------
      Total nonaccrual loans ..........................        2,653          3,386
                                                              ------         ------

Accruing loans past due 90 days or more:
Commercial, financial and others ......................          351             62
Real estate:
   Construction .......................................
   Mortgage ...........................................          132            333
Consumer, net .........................................          120            118
Lease financing, net ..................................                          33
                                                              ------         ------
      Total accruing loans past due 90 days or more ...          603            546
                                                              ------         ------
      Total nonperforming loans .......................        3,256          3,932
                                                              ------         ------
Foreclosed assets .....................................           83            363
                                                              ------         ------
      Total nonperforming assets ......................       $3,339         $4,295
                                                              ======         ======

Ratios:
Nonperforming loans as a percentage of loans, net .....         0.76%          1.01%
Nonperforming assets as a percentage of loans, net ....         0.78%          1.11%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Loans on nonaccrual status, which rose in the second quarter, decreased $353 to $2,653 at September 30, 2006. Nonaccruing commercial loans, mortgage loans and consumer loans all declined in comparison to the previous quarter end. We experienced a slight increase of $32 in loans past due 90 days of more and still accruing from June 30, 2006. With regard to foreclosed assets, eight loans totaling $313 were transferred to foreclosed assets year-to-date 2006. Thirteen properties with an aggregate carrying value of $547 were sold for $596, resulting in a net realized gain of $49. The carrying value of one property was written down $46 during the nine months ended September 30, 2006.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information concerning impaired loans at September 30, 2006, and December 31, 2005, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

DISTRIBUTION OF IMPAIRED LOANS

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                          2006            2005
                                                     -------------   ------------
Nonaccrual loans:
Commercial, financial and others .................       $1,348         $1,574
Real estate:
   Construction ..................................
   Mortgage ......................................        1,211          1,714
Consumer, net ....................................           94             98
Lease financing, net .............................
                                                         ------         ------
      Total nonaccrual loans .....................        2,653          3,386
                                                         ------         ------

Accruing loans:
Commercial, financial and others .................        1,305            638
Real estate:
   Construction ..................................
   Mortgage ......................................        5,395          1,622
Consumer, net ....................................           47             61
Lease financing, net .............................
                                                         ------         ------
      Total accruing loans .......................        6,747          2,321
                                                         ------         ------
      Total impaired loans .......................       $9,400         $5,707
                                                         ======         ======

Ratio:
Impaired loans as a percentage of loans, net .....         2.20%          1.47%

Impaired loans increased $3,693 or 64.7 percent to $9,400 at September 30, 2006, from $5,707 at year-end 2005. The majority of the increase resulted from the addition of two accruing commercial mortgage loans to separate borrowers, which have been internally classified as substandard by our loan review department due to deficiencies in their interim financial information. Both loans continue to perform according to the contractual terms of their respective loan agreements. However, the lack of current financial information has caused uncertainty in determining whether we will be able to collect all amounts due in accordance with contractual terms of the loan agreements. These credits will continue to be closely monitored by our loan review department. In comparison to the previous quarter-end, impaired loans decreased $238 primarily from principal prepayments received.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Information relating to the recorded investment in impaired loans at September 30, 2006 and December 31, 2005, is summarized as follows:

                                SEPTEMBER 30,   DECEMBER 31,
                                    2006            2005
                                -------------   ------------
Impaired loans:
With a related allowance ....       $8,584         $3,844
With no related allowance ...          816          1,863
                                    ------         ------
   Total ....................       $9,400         $5,707
                                    ======         ======

The analysis of changes affecting the allowance for loan losses related to impaired loans for the nine months ended September 30, 2006, is summarized as follows:

                                SEPTEMBER 30,
                                    2006
                                -------------
Balance at January 1 ........       $2,206
Provision for loan losses ...          470
Loans charged-off ...........          260
Loans recovered .............
                                    ------
Balance at period-end .......       $2,416
                                    ======

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and nine-month periods ended September 30, 2006 and 2005 are summarized as follows:

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                      ------------------   -----------------
                                                         2006     2005       2006     2005
                                                        ------   ------     ------   ------
Gross interest due under terms ....................     $  187   $  103     $  441   $  321
Interest income recognized ........................        218       76        460      243
                                                        ------   ------     ------   ------
Interest income not recognized ....................     $  (31)  $   27     $  (19)  $   78
                                                        ======   ======     ======   ======
Interest income recognized (cash-basis) ...........     $  218   $   76     $  460   $  243
Average recorded investment in impaired loans .....     $9,501   $5,918     $7,552   $6,298

Cash received on impaired loans applied as a reduction of principal totaled $1,218 and $677 for the nine and three months ended September 30, 2006. For the respective periods of 2005 cash receipts on impaired loans totaled $5,093 and $208. There were no commitments to extend additional funds to such parties at September 30, 2006.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The allocation of the allowance for loan losses at September 30, 2006 and December 31, 2005, is summarized as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                              SEPTEMBER 30,       DECEMBER 31,
                                                  2006                2005
                                           -----------------   -----------------
                                                    CATEGORY            CATEGORY
                                                      AS A                AS A
                                                      % OF                % OF
                                           AMOUNT     LOANS    AMOUNT     LOANS
                                           ------   --------   ------   --------
Allocated allowance:
Specific:
Commercial, financial and others .......   $1,264      0.62%   $1,549      0.57%
Real estate:
   Construction ........................
   Mortgage ............................    1,034      1.55       532      0.86
Consumer, net ..........................      118      0.03       125      0.04
Lease financing, net ...................
                                           ------      ----    ------      ----
      Total specific ...................    2,416      2.20     2,206      1.47
                                           ------      ----    ------      ----
Formula:
Commercial, financial and others .......      158     37.87       121     34.76
Real estate: ...........................
   Construction ........................               1.08                0.66
   Mortgage ............................      499     51.41       472     55.20
Consumer, net...........................      333      7.12       360      7.48
Lease financing, net....................        2      0.32         2      0.43
                                           ------    ------    ------    ------
      Total formula.....................      992     97.80       955     98.53
                                           ------    ------    ------    ------
      Total allocated allowance.........    3,408    100.00%    3,161    100.00%
                                                     ======              ======
Unallocated allowance...................    1,045                 967
                                           ------              ------
       Total allowance for loan losses...  $4,453              $4,128
                                           ======              ======

The allocated allowance for loan losses account increased $247 to $3,408 at September 30, 2006, from $3,161 at December 31, 2005. The increase resulted from a $210 addition to the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, coupled with a $37 increase in the formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5. The increase in the specific portion primarily resulted from the addition of the two previously mentioned commercial mortgage loans to impaired status. Both credits, although still accruing loans, have recorded investments in excess of their respective fair values.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The unallocated portion of the allowance for loan losses equaled $1,045 at the end of the third quarter of 2006 compared to $967 at year-end 2005. The unallocated portion of the allowance for loan losses account was deemed appropriate due to the overall increase in impaired loans, coupled with a slight downturn in the economic conditions in our market area.

A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the nine months ended September 30, 2006, is summarized as follows:

RECONCILIATION OF ALLOWANCE FOR LOAN LOSSES

                                                                         SEPTEMBER 30,
                                                                             2006
                                                                         -------------
Allowance for loan losses at beginning of period......................      $4,128
Loans charged-off:
Commercial, financial and others......................................         106
Real estate:
   Construction.......................................................
   Mortgage...........................................................         131
Consumer, net.........................................................         216
Lease financing, net..................................................
                                                                            ------
      Total...........................................................        453
                                                                            ------
Loans recovered:
Commercial, financial and others......................................           6
Real estate:
   Construction.......................................................
   Mortgage...........................................................           2
Consumer, net.........................................................          95
Lease financing, net..................................................
                                                                            ------
      Total...........................................................        103
                                                                            ------
Net loans charged-off.................................................         350
                                                                            ------
Provision charged to operating expense................................         675
                                                                            ------
Allowance for loan losses at end of period............................      $4,453
                                                                            ======
Ratios:
Net loans charged-off as a percentage of average loans outstanding....        0.11%
Allowance for loan losses as a percentage of period end loans.........        1.04%

The allowance for loan losses increased $325 to $4,453 at September 30, 2006, from $4,128 at the end of 2005. For the nine months ended September 30, 2006, a $675 provision for loan losses exceeded net charge-offs of $350. As a percentage of loans, net of unearned income, the allowance equaled 1.04 percent at the end of the third quarter of 2006 and 1.06 percent at year-end 2005. The allowance account covered 133.3 percent of nonperforming assets at September 30, 2006 and
96.1 percent at December 31, 2005.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. For the nine months ended September 30, net charge-offs were $350 or 0.11 percent of average loans outstanding in 2006, a $61 decrease compared to $411 or 0.14 percent of average loans outstanding in 2005.

DEPOSITS:

Despite a 6.3 percent increase in disposable personal income, consumers again chose to spend more than they saved. As a result, the savings rate remained negative for the sixth consecutive quarter. The negative savings rate caused a slowdown in retail deposit gathering in the banking industry. Core deposit growth experienced the greatest impact, as retail deposits other than time deposits posted the smallest quarterly increase in three years. As a result, banks had to rely on noncore funds and nondeposit liabilities for their funding needs. These types of funds are volatile in nature and carry a greater degree of interest rate risk.

The negative savings rate impacted deposit gathering within our market area by creating intense price competition. We did not aggressively compete for new deposits in 2006 but attempted to retain our current customer base. Our deposits were also affected by cyclical deposit trends of certain larger business, not-for-profit and municipal customers. Total deposits rose $9.0 million to $492.8 million at September 30, 2006, from $483.8 million at June 30, 2006. The majority of the growth was concentrated in money market and NOW accounts, which posted a combined increase of $18.1 million. This increase was due primarily to cyclical deposit trends, specifically an influx of tax monies from local area school districts. Partially offsetting this increase were decreases in savings accounts of $7.9 million and noninterest-bearing deposits of $1.4 million.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 2006 and 2005, are summarized as follows:

DEPOSIT DISTRIBUTION

                                     SEPTEMBER 30,        SEPTEMBER 30,
                                         2006                 2005
                                  ------------------   ------------------
                                   AVERAGE   AVERAGE    AVERAGE   AVERAGE
                                   BALANCE     RATE     BALANCE     RATE
                                  --------   -------   --------   -------
Interest-bearing:
Money market accounts..........   $ 30,091     2.44%   $ 22,266     1.36%
NOW accounts...................     59,172     2.28      52,889     1.56
Savings accounts...............    111,997     1.32     121,536     0.88
Time deposits less than $100...    187,658     3.98     179,427     3.62
Time deposits $100 or more.....     23,823     4.29      29,600     3.45
                                  --------             --------
  Total interest-bearing.......    412,741     2.92%    405,718     2.39%
Noninterest-bearing............     70,981               71,190
                                  --------             --------
  Total deposits...............   $483,722             $476,908
                                  ========             ========

Total deposits averaged $483.7 million for the nine months ended September 30, 2006, an increase of $6.8 million or 1.4 percent compared to $476.9 for the same period of 2005. Noninterest-bearing deposits remained relatively constant, declining $0.2 million, while interest-bearing accounts increased $7.0 million. NOW accounts, money market accounts and time deposits less than $100 averaged higher, while average savings accounts and large denomination time deposits declined. The rise in short-term interest rates resulted in a 53 basis point increase in the cost of deposits to 2.92 percent for the nine months ended September 30, 2006, from 2.39 percent for the same period of 2005. The cost associated with all major deposit categories were impacted. Further FOMC actions during the remainder of 2006 are uncertain and will depend on incoming economic data and inflation. Our cost of funds may be affected by further rate increases and continued strong competition for deposits within our market area.

Volatile deposits, time deposits in denominations of $100 or more, equaled $26.3 million at September 30, 2006, a $2.7 million increase from $23.6 million at December 31, 2005. These deposits averaged $23.8 million for the nine months ended September 30, 2006, compared to $29.6 million for the same nine months of last year. As previously mentioned, these types of deposits are more sensitive to changes in short-term interest rates. As a result the cost of these deposits rose 84 basis points to 4.29 percent in 2006, compared to 3.45 percent in 2005.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Maturities of time deposits of $100 or more at September 30, 2006, and December 31, 2005, are summarized as follows:

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100 OR MORE

                                               SEPTEMBER 30,   DECEMBER 31,
                                                    2006           2005
                                               -------------   ------------
Within three months.........................      $ 7,243         $ 3,964
After three months but within six months....        1,365           2,547
After six months but within twelve months...        8,065           4,238
After twelve months.........................        9,657          12,830
                                                  -------         -------
  Total.....................................      $26,330         $23,579
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

INTEREST RATE SENSITIVITY

                                                    DUE AFTER      DUE AFTER
                                                   THREE MONTHS     ONE YEAR
                                    DUE WITHIN      BUT WITHIN     BUT WITHIN    DUE AFTER
SEPTEMBER 30, 2006                 THREE MONTHS   TWELVE MONTHS    FIVE YEARS   FIVE YEARS     TOTAL
------------------                 ------------   -------------   -----------   ----------   --------
Rate-sensitive assets:
Investment securities...........     $  9,911       $ 27,302       $ 15,818      $ 27,779    $ 80,810
Loans held for sale, net........        1,849                                                   1,849
Loans, net of unearned income...      136,492         61,400        151,825        77,150     426,867
Federal funds sold..............        8,450                                                   8,450
                                     --------       --------       --------      --------    --------
   Total........................     $156,702       $ 88,702       $167,643      $104,929    $517,976
                                     ========       ========       ========      ========    ========

Rate-sensitive liabilities:
Money market accounts...........     $ 24,068       $  7,672                                 $ 31,740
NOW accounts....................       53,547         14,180                                   67,727
Savings accounts................       12,230                      $ 91,450                   103,680
Time deposits less than $100....       27,146         75,215         72,072      $ 15,192     189,625
Time deposits $100 or more......        7,242          9,431          6,879         2,778      26,330
                                     --------       --------       --------      --------    --------
   Total........................     $124,233       $106,498       $170,401      $ 17,970    $419,102
                                     ========       ========       ========      ========    ========

Rate sensitivity gap:
   Period.......................     $ 32,469       $(17,796)      $ (2,758)     $ 86,959
   Cumulative...................     $ 32,469       $ 14,673       $ 11,915      $ 98,874    $ 98,874

RSA/RSL ratio:
   Period.......................         1.26           0.83           0.98          5.84
   Cumulative...................         1.26           1.06           1.03          1.24       1.24

Our cumulative one-year RSA/RSL ratio equaled 1.06 at September 30, 2006, compared to 1.35 at the end of the previous quarter. As previously mentioned, these ratios indicate that if interest rates increase our earnings would likely be favorably impacted. Given the current rate environment, ALCO continued to focus its efforts on making certain the gap position between RSA and RSL remained positive. Specifically, we predominantly offered commercial loans with adjustable-rate terms that either reprice immediately or within one year. RSL were more difficult to manage given the current rate environment, which had been characterized by a relatively flat yield curve and for the most part, by rising short-term rates. During the third quarter, the FOMC made no changes to short-term interest rates due to a moderation in economic growth. The FOMC also indicated that further actions would depend largely on incoming economic data. This new stance created even more difficulty in managing IRR. We

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

continued to not aggressively compete for all deposit maturities but rather strategically used promotional-term, short-term, non-renewable certificates of deposit. In the event interest rates decrease, these certificates would reprice at a lower rate within a twelve-month period. Our current gap position indicates a ratio of nearly one-to-one, or the equal amount of RSA and RSL would reprice at the same pace. These forward-looking statements are qualified in the aforementioned section entitled "Forward-Looking Discussion" in this Management's Discussion and Analysis. ALCO is diligent in monitoring changes in monetary policy and interest rates and adjusts its management of interest sensitive assets and liabilities accordingly.

The decrease in our RSA/RSL ratio from the end of the second quarter of 2006 resulted from a $36.7 million increase in RSL repricing within the next 12 months coupled with a $15.9 million decrease in RSA repricing within the same timeframe. The increase in RSL maturing or repricing within 12 months resulted from cyclical changes in the deposit accounts of local area school districts and the promotional offering of short-term certificates of deposit. Money market and NOW accounts maturing or repricing within 12 months increased $18.1 million. As previously mentioned, this resulted from an influx of tax monies in the third quarter. Municipal and School District money market and NOW accounts carry interest rates that reprice monthly based on changes in the three-month U.S. Treasury. Total time deposits maturing or repricing within a twelve-month horizon increased $17.9 million as customers took advantage of short-term promotional rates. The decrease in RSA was, for the most part, caused by a $21.6 million decrease in loans maturing or repricing within 12 months. Partially offsetting this decrease, were increases of $3.8 million in investment securities and $2.4 million in federal funds sold maturing or repricing within the same time period.

We also experienced a decrease in our three-month ratio to 1.26 at September 30, 2006, from 1.67 at the end of the previous quarter. The decrease resulted from a $27.2 million increase in the amount of RSL coupled with a $5.2 million reduction in RSA maturing or repricing within three months. The change resulted primarily for the same reasons as did the change in the 12-month ratio.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after September 30, 2006. Our noncore funds consist of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2006, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was negative 4.2 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled negative 6.3 percent at the end of the third quarter of 2006. Negative ratios indicated that at September 30, 2006, we

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

had no reliance on noncore sources to fund our long-term assets. In addition, our liquidity position improved from the end of the previous quarter. At June 30, 2006, our net noncore and short-term noncore funding dependence ratios equaled negative 2.5 percent and negative 6.0 percent. We believe that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh ("FHLB-Pgh"), and federal funds sold, decreased $9.2 million during the nine months ended September 30, 2006. In comparison, cash and cash equivalents increased $23.7 million for the same period last year. Investing activities used $15.2 million in net cash, while operating and financing activities resulted in net cash inflows of $5.8 million and $0.2 million, during the nine months ended September 30, 2006. For the same period of 2005, financing, investing and operating activities provided net cash of $10.1 million, $9.9 million and $3.7 million.

As previously mentioned, operating activities provided net cash of $5.8 million for the nine months ended September 30, 2006, compared to $3.7 million for the same period last year. Net income, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses, and net changes in current assets, is the primary source of funds from operations.

Investing activities primarily involve transactions related to our investment securities and lending activities. Greater loan demand resulted in an increase of $30.4 million in net cash used in lending activities to $39.1 million in 2006 from $8.7 million in 2005. Partially offsetting the reduction in cash from lending activities, was proceeds from repayments of our investment securities, net of purchases, of $24.2 million.

Deposit gathering is our predominant financing activity. Cyclical deposit trends, increased competition and disintermediation all affected our deposit gathering comparing the first nine months of 2006 and 2005. Deposit gathering provided $1.4 million in net cash in 2006, compared to $11.6 million in 2005. For the nine months ended September 30, 2006, money market, NOW, savings and noninterest-bearing accounts decreased $5.5 million. The majority of the decrease was due to disintermediation, as savings accounts migrated to short-term, high-yielding time deposit. As a result, time deposits rose $6.9 million.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CAPITAL ADEQUACY:

Stockholders' equity totaled $53.3 million or $28.74 per shares at September 30, 2006, an increase of $1.8 million compared to $51.5 million or $27.80 per share at June 30, 2006, and $3.6 million from $49.7 million or $26.86 per share at December 31, 2005. Net income of $4.8 million was the predominant factor leading to the capital improvement. Also affecting stockholders' equity were net cash dividends declared, common stock repurchases and an increase in accumulated other comprehensive income resulting from market value fluctuation of the investment portfolio.

Dividends declared totaled $1,390 for the nine months ended September 30, 2006. On a per share basis, year-to-date dividends declared equaled $0.75 in 2006, an increase of 8.7 percent compared to $0.69 in 2005. The dividend payout ratio was
29.3 percent and 33.1 percent for the nine months ended September 30, 2006 and 2005. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the nine months ended September 30, 2006, 5,383 shares were issued under this plan. Common stock repurchased during the nine months ended September 30, 2006, totaled 2,400 shares at an average price per share of $41.64.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of
8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2006 and 2005. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Our and Community Bank's capital ratios at September 30, 2006 and 2005, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:

REGULATORY CAPITAL

                                                                                      MINIMUM TO BE WELL
                                                                                       CAPITALIZED UNDER
                                                                MINIMUM FOR CAPITAL    PROMPT CORRECTIVE
                                                  ACTUAL         ADEQUACY PURPOSES     ACTION PROVISIONS
                                          -------------------   -------------------   ------------------
SEPTEMBER 30,                               2006       2005       2006      2005        2006      2005
-------------                             --------   --------    -------   -------    -------   -------
Basis for ratios:
Tier I capital to risk-weighted assets:
   Consolidated........................   $ 51,797   $ 47,644    $17,584   $16,296
   Community Bank......................     49,865     45,552     17,556    16,270    $26,335   $24,405

Total capital to risk-weighted assets:
   Consolidated........................     56,250     51,711     35,169    32,591
   Community Bank......................     54,318     49,619     35,113    32,540     43,891    40,675

Tier I capital to total average assets
   less goodwill:
   Consolidated........................     51,797     47,644     21,648    21,283
   Community Bank......................     49,865     45,552    $21,611   $21,254    $27,014   $26,568

Risk-weighted assets:
   Consolidated........................    423,738    396,723
   Community Bank......................    423,040    396,083

Risk-weighted off-balance sheet items:
   Consolidated........................     15,869     10,669
   Community Bank......................     15,869     10,669

Average assets for Leverage ratio:
   Consolidated........................    541,211    532,076
   Community Bank......................   $540,272   $531,357

Ratios:
Tier I capital as a percentage of risk-
   weighted assets and off-balance
   sheet items:
   Consolidated........................       11.8%      11.7%       4.0%      4.0%
   Community Bank......................       11.4       11.2        4.0       4.0        6.0%      6.0%

Total of Tier I and Tier II capital as
   a percentage of risk-weighted
   assets and off-balance sheet items:
   Consolidated........................       12.8       12.7        8.0       8.0
   Community Bank......................       12.4       12.2        8.0       8.0       10.0      10.0

Tier I capital as a percentage of
   total average assets less intangible
   assets:
   Consolidated........................        9.6        9.0        4.0       4.0
   Community Bank......................        9.2%       8.6%       4.0%      4.0%       5.0%      5.0%

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Our risk-based capital ratios improved at September 30, 2006, compared to one year ago. In addition we and Community Bank have consistently maintained regulatory capital ratios well above the minimum levels of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following:

     -    A Tier I risk-based ratio of at least 6.0 percent;

     -    A total risk-based ratio of at least 10.0 percent; and

     -    A Leverage ratio of at least 5.0 percent.

Based on the most recent notification from the Federal Deposit Insurance Corporation ("FDIC"), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at September 30, 2006. There are no conditions or events since this notification that we believe have changed Community Bank's category.

REVIEW OF FINANCIAL PERFORMANCE:

Net income for the third quarter of 2006 increased $245 or 17.8 percent to $1,625 or $0.87 per share compared to $1,380 or $0.74 per share for the same quarter of 2005. Year-to-date earnings totaled $4,750 or $2.56 per share in 2006, an increase of $870 or 22.4 percent from $3,880 or $2.08 per share in 2005. Strong net interest income growth continued to be the primary factor leading to the earnings improvement. For the three months and nine months ended September 30, 2006, return on average assets equaled 1.20 percent and 1.17 percent, compared to 1.02 percent and 0.97 percent for the same periods of 2005. Return on average equity was 12.24 percent for the third quarter and 12.33 percent year-to-date 2006. For 2005, return on average equity was 11.10 percent for the third quarter and 10.69 percent year-to-date.

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

NET INTEREST INCOME CHANGES DUE TO RATE AND VOLUME

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                        2006 VS. 2005              2006 VS. 2005
                                     INCREASE (DECREASE)        INCREASE (DECREASE)
                                       ATTRIBUTABLE TO            ATTRIBUTABLE TO
                                  ------------------------   ------------------------
                                   TOTAL                     TOTAL
                                  CHANGE    RATE    VOLUME   CHANGE    RATE    VOLUME
                                  ------   ------   ------   ------   ------   ------
Interest income:
Loans:
   Taxable ....................   $1,324   $  761   $ 563    $3,326   $2,035   $1,291
   Tax-exempt .................       24       45     (21)      325      307       18
Investments:
   Taxable ....................        1      144    (143)       91      445     (354)
   Tax-exempt .................      (42)       1     (43)      (67)     (13)     (54)
Federal funds sold ............       (8)      55     (63)       51       74      (23)
                                  ------   ------   -----    ------   ------   ------
      Total interest income ...    1,299    1,006     293     3,726    2,848      878
                                  ------   ------   -----    ------   ------   ------
Interest expense:
Money market accounts .........       83       70      13       323      224       99
NOW accounts ..................      141      123      18       390      310       80
Savings accounts ..............       85      116     (31)      307      374      (67)
Time deposits less than $100 ..      302      235      67       721      491      230
Time deposits $100 or more ....       64       67      (3)        2      167     (165)
Short-term borrowings .........                                  38       66      (28)
                                  ------   ------   -----    ------   ------   ------
      Total interest expense ..      675      611      64     1,781    1,632      149
                                  ------   ------   -----    ------   ------   ------
      Net interest income .....   $  624   $  395   $ 229    $1,945   $1,216   $  729
                                  ======   ======   =====    ======   ======   ======

For the nine months ended September 30, tax-equivalent net interest income rose $1,945 or 13.4 percent to $16,457 in 2006 from $14,512 in 2005. A positive rate variance was the primary factor leading to the improvement. Net interest income was also affected by a positive volume variance as average earning assets increased at a faster pace than interest-bearing liabilities.

Changes in the yield on earning assets and costs of funds resulted in additional net interest income of $1,216 for the first nine months of 2006. The tax-equivalent yield on earning assets increased 85 basis points to 6.63 percent for the nine months ended September 30, 2006, from 5.78

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

percent for the same nine months of 2005. This increase resulted in additional interest revenue of $2,848. Specifically, loan yields continued to be impacted by increases to the prime rate in the first nine months of 2006, as a significant portion of our loan portfolio carries adjustable rates. As a result, the tax-equivalent yield on the loan portfolio increased 77 basis points to 6.97 percent in 2006 from 6.20 percent in 2005. The increase in loan yields caused a corresponding increase in tax-equivalent interest revenue of $2,342, or 82.2 percent of the total increase in revenue due to rate. Partially mitigating the increase in yield was a 54 basis point rise in our cost of funds to 2.94 percent in 2006 from 2.40 percent in 2005. The increase in funding costs resulted in additional interest expense of $1,632. We experienced an increase in funding costs for all the major deposit categories. Rates paid for interest-bearing transaction accounts rose in response to increases in the three-month U.S. Treasury rate. Specifically, the rates paid for money market, NOW and savings accounts rose 108 basis points, 72 basis points and 44 basis points as certain large-balance, commercial accounts are tied to this rate. The increase in the rates paid for interest-bearing transaction accounts combined resulted in a $908 increase to interest expense. With regard to time deposits, although we did not aggressively compete for these types of deposits, we did offer preferential rates for special-term, non-renewable certificates in an effort to retain our customer base. The rates paid for time deposits less than $100 rose 36 basis points, while the rate for large denomination time deposits increased 84 basis points and together resulted in addition interest expense of $658.

Changes in the volumes of earning assets and liabilities contributed to a $729 increase in net interest income. Average earning assets grew $10.2 million to $516.5 million for the nine months ended September 30, 2006, from $506.3 million for the same period months of 2005 and accounted for an $878 increase in interest revenue. The loan portfolio averaged $26.6 million higher comparing 2006 and 2005, which resulted in additional interest revenue of $1,309. Partially offsetting this increase was a decrease in average investments and federal funds sold of $16.4 million, which caused a reduction in interest revenue of $432. With regard to interest-bearing liabilities, growth in money market accounts, NOW accounts and time deposits less than $100 was partially offset by decreases in savings accounts, large denomination time deposits and short-term borrowings. Money market and NOW accounts grew $7.8 million and $6.3 million and together resulted in additional interest expense of $179. Savings accounts averaged $9.5 million lower comparing the nine months ended September 30, 2006 and 2005. The reduction, for the most part, resulted from customers moving funds into time deposits less than $100 to take advantage of short-term promotional rates. These time deposits averaged $8.2 million higher. The reduction in savings accounts resulted in a decrease to interest expense of $67, which was more than offset by $230 in additional expense from growth in time deposits less than $100. Large denomination time deposits and short-term borrowings averaged $5.8 million

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

and $1.2 million lower, resulting in decreases to interest expense of $165 and $28. Overall, the net increase in the volume of interest bearing liabilities caused an increase in interest expense of $149.

For the quarter ended September 30, 2006, tax-equivalent net interest income improved $624 in comparison to the same three months of last year. Similar to the results for nine months, the increase was due to a rate variance of $395, coupled with a positive volume variance of $229. The tax-equivalent yield on earning assets rose 93 basis points comparing the third quarters of 2006 and 2005, which resulted in additional interest revenue of $1,006. Partially offsetting the increase in revenue was greater interest expense of $611 due to a 65 basis point increase in our cost of funds. With regard to volume changes, for the three months ended September 30, 2006, average earning assets grew $6.2 million, while interest-bearing liabilities increased $1.4 million. The growth in earning assets primarily resulted from growth in average loans of $31.6 million partially offset by a reduction in investments and federal funds sold of $25.4 million. The increase in average interest-bearing liabilities resulted from growth of $3.2 million and $3.7 million in money market and NOW accounts and $7.1 million in time deposits less than $100, partially offset by reductions of $12.3 million in savings accounts and $0.3 million in large denomination time deposits. These changes resulted in an increase in interest expense of $64.

Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin improved significantly by 43 basis points to 4.26 percent for the nine months ended September 30, 2006 from 3.83 percent for the same period of 2005. In addition, the net interest margin, which has steadily risen over the six preceding quarters, rose 10 basis points to 4.38 percent for the third quarter of 2006, from 4.28 percent in the second quarter. Future predictions regarding changes in interest rates has become even more uncertain. The FOMC has changed its policy stance and indicated that further movements in monetary policy would be dependent upon future economic strength. Assurance cannot be given that net interest income will not be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the nine months ended September 30, 2006 and 2005, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SUMMARY OF NET INTEREST INCOME

                                                           SEPTEMBER 30, 2006               SEPTEMBER 30, 2005
                                                     ------------------------------   ------------------------------
                                                                INTEREST    AVERAGE              INTEREST    AVERAGE
                                                      AVERAGE    INCOME/   INTEREST    AVERAGE    INCOME/   INTEREST
                                                      BALANCE    EXPENSE     RATE      BALANCE    EXPENSE     RATE
                                                     --------   --------   --------   --------   --------   --------
ASSETS:
Earning assets:
Loans:
   Taxable........................................   $382,895    $20,190     7.05%    $356,739    $16,864     6.32%
   Tax-exempt.....................................     40,296      1,861     6.17       39,826      1,536     5.16
Investments:
   Taxable........................................     57,186      1,646     3.85       71,712      1,555     2.90
   Tax-exempt.....................................     30,724      1,703     7.41       31,706      1,770     7.46
Federal funds sold................................      5,404        209     5.15        6,280        158     3.36
                                                     --------    -------              --------    -------
      Total earning assets........................    516,505     25,609     6.63%     506,263     21,883     5.78%
Less: allowance for loan losses...................      4,300                            4,000
Other assets......................................     29,424                           30,302
                                                     --------                         --------
      Total assets................................   $541,629                         $532,565
                                                     ========                         ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Money market accounts.............................   $ 30,091        549     2.44%    $ 22,266        226     1.36%
NOW accounts......................................     59,172      1,008     2.28       52,889        618     1.56
Savings accounts..................................    111,997      1,106     1.32      121,536        799     0.88
Time deposits less than $100......................    187,658      5,580     3.98      179,427      4,859     3.62
Time deposits $100 or more........................     23,823        765     4.29       29,600        763     3.45
Short-term borrowings.............................      4,017        144     4.79        5,203        106     2.72
                                                     --------    -------              --------    -------
      Total interest-bearing liabilities..........    416,758      9,152     2.94%     410,921      7,371     2.40%
Noninterest-bearing deposits......................     70,981                           71,190
Other liabilities.................................      2,403                            1,906
Stockholders' equity..............................     51,487                           48,548
                                                     --------                         --------
      Total liabilities and stockholders' equity..   $541,629                         $532,565
                                                     ========    -------              ========    -------
      Net interest/income spread..................               $16,457     3.69%                $14,512     3.38%
                                                                 =======                          =======
      Net interest margin.........................                           4.26%                            3.83%
Tax equivalent adjustments:
Loans.............................................               $   633                          $   522
Investments.......................................                   579                              602
                                                                 -------                          -------
      Total adjustments...........................               $ 1,212                          $ 1,124
                                                                 =======                          =======

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,153 and $2,089 for the nine months ended September 30, 2006 and 2005 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

PROVISION FOR LOAN LOSSES:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

believe that the allowance is adequate to absorb any known and inherent losses in the portfolio. The provision for loan losses was $270 for the third quarter of 2006 and $675 year-to-date. For the comparable periods of 2005, the provision for loan losses was $161 and $619.

NONINTEREST INCOME:

For the nine months ended September 30, noninterest revenue totaled $2,569 in 2006, compared to $3,043 in 2005. Included in noninterest revenue in 2005 was a $235 net gain on the sale of our merchant services portfolio. Service charges, fees and commissions decreased $18, while the slowdown in the housing market, significantly reduced the level of activity in our secondary mortgage banking department. As a result, net gains on the sale of residential mortgages declined $221 or 55.7 percent. For the third quarter, noninterest revenue decreased $7 to $858 in 2006, compared to $865 in 2005. The reduction was due primarily to the a reduction in gains on the sale of residential mortgages.

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

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Major components of noninterest expense for the three months and nine months ended September 30, 2006 and 2005, are summarized as follows:

NONINTEREST EXPENSES

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                               ------------------   -----------------
                                                  2006     2005       2006      2005
                                                 ------   ------    -------   -------
SALARIES AND EMPLOYEE BENEFITS EXPENSE:
Salaries and payroll taxes .................     $1,524   $1,444    $ 4,497   $ 4,398
Employee benefits ..........................        379      334      1,114     1,018
                                                 ------   ------    -------   -------
   Salaries and employee benefits expense ..      1,903    1,778      5,611     5,416
                                                 ------   ------    -------   -------
NET OCCUPANCY AND EQUIPMENT EXPENSE:
Net occupancy expense ......................        267      297        881       910
Equipment expense ..........................        304      291        891       900
                                                 ------   ------    -------   -------
   Net occupancy and equipment expense .....        571      588      1,772     1,810
                                                 ------   ------    -------   -------
OTHER EXPENSES:
Marketing expense ..........................        180      155        445       457
Other taxes ................................         92       88        346       330
Stationery and supplies ....................         81       84        246       265
Contractual services .......................        472      495      1,312     1,415
Insurance including FDIC assessment ........         78       64        214       206
Other ......................................        370      368      1,076     1,141
                                                 ------   ------    -------   -------
   Other expenses ..........................      1,273    1,254      3,639     3,814
                                                 ------   ------    -------   -------
      Total noninterest expense ............     $3,747   $3,620    $11,022   $11,040
                                                 ======   ======    =======   =======

Noninterest expense for the nine months ended September 30, 2006, amounted to $11,022, a slight decrease of $18 from $11,040 for the same nine months of 2005. A 4.6 percent reduction in other expenses, coupled with a 2.1 percent decrease in occupancy costs, factored into the expense curtailment. Partially offsetting these declines was a 3.6 percent increase in personnel costs. We experienced improved efficiency as a result of the reduction in operating expenses. We measure our efficiency using two key industry ratios, the operating efficiency ratio and the overhead ratio, to measure our productivity. The operating efficiency ratio is defined as noninterest expense as a percentage of net interest income and noninterest income, and the overhead ratio is calculated by dividing noninterest expense by average total assets. Both ratios indicated an improvement in our year-to-date productivity. Our operating efficiency ratio improved to 61.9 percent for the nine months ended September 30, 2006, from 67.2 percent for the same nine months of last year. Similarly, our overhead ratio improved to 2.7 percent from 2.8 percent comparing the nine months ended September 30, 2006 and 2005. For the third quarter, noninterest expense increased $127 or 3.5 percent in comparison to the same quarter of last year.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $5,611 or 50.9 percent of noninterest expense for the nine months ended September 30, 2006, compared to $5,416 or 49.1 percent of noninterest expense for the same period last year. The $195 or 3.6 percent increase resulted from annual merit increases, the addition of two new commercial loan officers and higher health care costs and employee benefits. For the third quarter of 2006, employee-related expenses totaled $1,903, an increase of $125 compared to the third quarter of 2005.

Occupancy and equipment expense were relatively contained as we experienced a slight decline of $38 or 2.1 percent comparing the nine months ended September 30, 2006 and 2005. For the third quarter, net occupancy and equipment expenses decreased $17 or 2.9 percent to $571 in 2006 from $588 in 2005.

Other expenses decreased $175 or 4.6 percent to $3,639 for the nine months ended September 30, 2006, from $3,814 for the same period last year. Lower marketing and legal expenses were the main factors leading to the decline. For the quarter ended September 30, other expenses totaled $1,273 in 2006 and $1,254 in 2005.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Deposit Insurance Fund ("DIF") administered by the FDIC. The DIF was established on February 8, 2006, when President Bush signed into law the "Federal Deposit Insurance Reform Act of 2005." Effective March 31, 2006, this Act merged the Bank Insurance Fund and Savings Association Insurance Fund into the DIF. The Board of Directors of the FDIC may set and must maintain a Designated Reserve Ratio ("DRR") within an established range of 1.15 percent to
1.50 percent of insured deposits. The DIF is maintained through quarterly assessments of insured depository institutions. The FDIC places each insured bank into one of nine risk categories based on the bank's capitalization and supervisory evaluation provided to the FDIC by the bank's primary federal regulator. An insured bank's assessment rate is then determined by the risk category into which it is classified. Recently, the FDIC decided to retain the existing DIF assessment schedules of $0.00 per 100 dollars of deposits for banks classified in the highest capital and supervisory evaluation category and $0.27 per 100 dollars of deposits for banks classified in the lowest category. We were classified in the highest capital and supervisory evaluation category at September 30, 2006, and are exempt from paying a DIF assessment for the remainder of 2006.

COMM BANCORP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation ("FICO") funding. The FDIC established the annual FICO assessment rates effective for the fourth quarter of 2006 at $0.0124 per 100 dollars of DIF-assessable deposits. Our assessments totaled $49 for both the nine months ended September 30, 2006 and 2005.

INCOME TAXES:

For the nine months ended September 30, income tax expense totaled $1,367 in 2006, an increase of $475 or 53.3 percent from $892 in 2005. Our effective tax rate increased from 18.7 percent in 2005 to 22.3 percent in 2006. We utilize tax-exempt loans and investments in order to mitigate our tax burden. Year-to-date tax-exempt interest income, as a percentage of total interest income, equaled 9.6 percent for 2006, compared to 10.5 percent for the same period of 2005.

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

COMM BANCORP, INC.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

As of September 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the CEO and CFO concluded that as of the period covered by this Quarterly Report on Form 10-Q, we maintained effective disclosure controls and procedures.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

COMM BANCORP, INC.
OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     NONE

ITEM 1A.RISK FACTORS

There were no material changes during the three months ended June 30, 2006, to the risk factors disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information with respect to purchases made by or on behalf of us or any "affiliated purchaser," as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the nine months ended September 30, 2006:

                                                          Total Number of        Maximum Number
                                                          Shares Purchased    of Shares that may
                            Total Number     Average    as Part of Publicly    yet be Purchased
                              of Shares    Price Paid     Announced Plans       Under the Plans
Month Ending                Purchased(1)    Per Share       or Programs          or Programs
------------                ------------   ----------   -------------------   ------------------
January 31, 2006.........                                                           47,214
February 28, 2006........                                                           47,214
March 31, 2006...........                                                           47,214
April 30, 2006...........         500        $43.16              500                46,714
May 31, 2006.............                                                           46,714
June 30, 2006............                                                           46,714
July 31, 2006............                                                           46,714
August 31, 2006..........         300         42.18              300                46,414
September 30, 2006.......       1,600         41.06            1,600                44,814
                                -----        ------            -----
   Total.................       2,400        $41.64            2,400
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

                                        Registrant, Comm Bancorp, Inc.


Date: November 14, 2006                 /s/ William F. Farber, Sr.
                                        ----------------------------------------
                                        William F. Farber, Sr.
                                        President and Chief Executive Officer
                                        Chairman of the Board/Director
                                        (Principal Executive Officer)


Date: November 14, 2006                 /s/ Scott A. Seasock
                                        ----------------------------------------
                                        Scott A. Seasock
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date: November 14, 2006                 /s/ Stephanie A. Westington, CPA
                                        ----------------------------------------
                                        Stephanie A. Westington, CPA
                                        Vice President of Finance
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

ITEM NUMBER   DESCRIPTION                                                 PAGE
-----------   -----------                                                 ----
   31(i)      CEO and CFO Certifications Pursuant to Section 302 of the     51
              Sarbanes-Oxley Act of 2002

   32         CEO and CFO Certifications Pursuant to Section 906 of the     55
              Sarbanes-Oxley Act Of 2002