Form 10-K
period 2006-12-31
COMM BANCORP INC
filed 2007-03-30
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 0-17455
Comm Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2242292

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

125 North State Street, Clarks Summit, PA	18411

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (570) 586-0377
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.33 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting common stock held by non-affiliates based on the closing sale price as of the last business day of the registrant’s most recently completed second fiscal quarter: $59,196,711 at June 30, 2006.
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 1,851,518 at March 14, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2006, are incorporated by reference in Part II of this Annual Report. Portions of the registrant’s 2007 Proxy Statement are incorporated by reference in Part III of this Annual Report.

COMM BANCORP, INC.
FORM 10-K INDEX

COMM BANCORP, INC.
FORM 10-K
Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, and any other written or oral statements made by or on behalf of us may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:
•	Possible changes in economic and business conditions and the war on international terrorism that may affect the prevailing interest rates, the prevailing rates of inflation or the amount of growth, stagnation or recession in the global, United States and Northeastern Pennsylvania economies, the value of investments, collectibility of loans and the profitability of business entities;

•	Possible changes in monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations;

•	The effects of easing restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and attendant changes in patterns and effects of competition in the financial services industry;

•	The cost and other effects of legal proceedings, claims, settlements and judgments; and

•	Our ability to achieve the expected operating results depends on a variety of factors, including, but not limited to, the continued growth of the markets in which we operate consistent with recent historical experience, our ability to expand into new markets and to maintain profit margins in the face of pricing pressures.
The words “believe,” “expect,” “anticipate,” “project” and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of us. Any such statements speak only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements.

Part I
Item 1. Business
General
We are a registered bank holding company incorporated in 1983 as a Pennsylvania business corporation and are headquartered in Clarks Summit, Pennsylvania. We have two wholly-owned subsidiaries, Community Bank and Trust Company, referred to as Community Bank, and Comm Realty Corporation, referred to as Comm Realty. Our business consists primarily of the management and supervision of Community Bank. Comm Realty, a Pennsylvania business corporation, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank. Our principal source of income is dividends paid by Community Bank. At December 31, 2006, we had approximately:
•	$540.4 million in total assets;

•	$408.1 million in loans;

•	$483.4 million in deposits; and

•	$54.1 million in stockholders’ equity.
Community Bank is a Pennsylvania commercial bank and a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Community Bank is a full-service commercial bank providing a wide range of products and services, including time and demand deposit accounts, consumer, commercial and mortgage loans and commercial leases to individuals and small- to medium-sized businesses. Community Bank’s principal market area comprises Lackawanna, Luzerne, Monroe, Susquehanna, Wayne and Wyoming counties located in the Northeast corner of the Commonwealth of Pennsylvania. At December 31, 2006, Community Bank had 16 community banking offices and one loan production office located within this market area.
Community Bank competes with 27 commercial banks, six thrift institutions and 53 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers, while consumer discount, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.
Community Bank has two wholly-owned subsidiaries, Community Leasing Corporation, referred to as Community Leasing, and Comm Financial Services Corporation, referred to as Comm Financial Services. Community Leasing, a Pennsylvania business corporation, engages in commercial leasing. Comm Financial Services, a Pennsylvania business corporation, engages in selling insurance products and services and in providing asset management services. Community Bank is also a 40.0 percent member in Community Abstract

Services, LLC, referred to as Community Abstract, a Pennsylvania limited liability company, which offers title insurance and abstract services to residential and commercial mortgage loan customers. Community Bank accounts for Community Abstract using the equity method of accounting.
We have combined financial information about Comm Realty, Community Leasing and Comm Financial Services with our financial information as none of these subsidiaries meet the quantitative thresholds for reportable operating segments. Moreover, we consider Community Bank’s branch banking offices to be a single operating segment because these branches have similar economic characteristics and share a majority of the following aggregation criteria for reportable operating segments:
•	Products and services;

•	Operating processes;

•	Delivery systems;

•	Customer bases; and

•	Regulatory oversight.
We have not operated any other reportable operating segments in the three-year period ended December 31, 2006.
As of December 31, 2006, Community Bank had 186 full-time equivalent employees. We and Community Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.
Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. Our other sources of funds are provided by investing activities, including principal and interest payments on loans and investment securities, and operating activities, primarily net income. We offer a variety of deposit accounts with a range of interest rates and terms, including money market accounts, NOW accounts, savings accounts, certificates of deposit and demand deposit accounts. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2006, our deposits totaled $483.4 million. Of the total deposit balance, $176.4 million or 36.5 percent represented time deposits less than $100.0 thousand and $99.3 million or 20.5 percent represented savings accounts. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include money market, NOW, savings, time deposits less than $100.0 thousand and demand deposit accounts, which in the aggregate, represented 92.6 percent of total deposits at December 31, 2006, and 95.2 percent of total deposits at December 31, 2005. A further discussion of our deposits is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 1.

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
Intercompany Transactions
Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), limit borrowings by us from Community Bank and also limit various other transactions between us and Community Bank. For example, Section 23A limits to no more than 10.0 percent of its total capital the aggregate outstanding amount of Community Bank’s loans and other “covered transactions” with any particular nonbank affiliate including financial subsidiaries, and limits to no more than 20.0 percent of its total capital the aggregate outstanding amount of Community Bank’s “covered transactions” with all of its affiliates including financial subsidiaries. At December 31, 2006, approximately $5.5 million was available for loans to us from Community Bank. Section 23A also generally requires that Community Bank’s loans to its nonbank affiliates, including financial subsidiaries, be secured, and Section 23B generally requires that Community Bank’s transactions with its nonbank affiliates, including financial subsidiaries, be at arm’s-length terms. Also, we and Community Bank and any financial subsidiary are prohibited from engaging in certain “tie-in” arrangements in connection with extensions of credit or provision of property or services.
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
We are subject to the jurisdiction of the United States Securities and Exchange Commission (“SEC”) for matters relating to the offering and sale of our securities. We are also subject to the SEC’s rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials. Our common stock is listed for quotation of prices on The NASDAQ Global MarketSM and therefore, we are subject to the listing rules and regulations imposed by The NASDAQ Global MarketSM.
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
“Default” is generally defined as the appointment of a conservator or receiver, and “in danger of default” is generally defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Depositor Preference Statute
In the “liquidation or other resolution” of Community Bank by any receiver, federal law provides that deposits and certain claims for administrative expenses and employee compensation against Community Bank are afforded a priority over the general unsecured claims against Community Bank, including federal funds and letters of credit.
Capital Requirements
We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Federal Reserve Board on Community Bank. For this purpose, a bank’s or bank holding company’s assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. These risk-based capital requirements also establish a capital framework consisting of Tier I capital and Tier II capital, which together comprise Total capital. Tier I capital is the sum of all common equity, non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets. Tier II capital may include perpetual preferred stock not meeting the Tier I definition, mandatory convertible debt securities, a limited amount of subordinated debt and the allowance for loan losses in an amount not to exceed 1.25 percent of risk-weighted assets.
Under these risk-based capital requirements, bank holding companies and banks are required to maintain Tier I and Total capital, less certain deductions, of at least 4.0 percent and 8.0 percent of their total risk-weighted assets, including certain off-balance sheet items, such as unused lending commitments and standby letters of credit. At December 31, 2006, we met both requirements, with Tier I and Total capital ratios of 12.5 percent and 13.5 percent. Community Bank also met both requirements at December 31, 2006, with Tier I and Total capital ratios of 12.1 percent and 13.1 percent.
The Federal Reserve Board also requires banks and bank holding companies to maintain a minimum Leverage ratio, Tier I capital to total average assets less intangible assets, of 3.0 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. Bank holding companies not meeting the criteria are required to maintain the minimum Leverage ratio plus an additional cushion of 1.0 to 2.0 percentage points. Our Leverage ratio was 9.7 percent and Community Bank’s Leverage ratio was 9.4 percent at December 31, 2006.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires Federal Reserve Board regulators to take prompt corrective action if an FDIC-insured depository institution does not meet minimum capital requirements, including the termination of deposit insurance by the FDIC and certain restrictions on its business. FDICIA establishes five capital categories for insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category into which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits, on “pass-through” insurance coverage for certain of its accounts and on certain other aspects of its operations. FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank is subject to regulatory monitoring and may be required to divest itself of or liquidate subsidiaries. An undercapitalized bank must develop a capital restoration plan, and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5.0 percent of the bank’s assets at the time it became undercapitalized or the amount needed to comply with the plan. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.
Rules adopted by the Federal Reserve Board under FDICIA provide that a state member bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of 10.0 percent or greater, a Tier I risk-based capital ratio of 6.0 percent or greater, a Leverage ratio of 5.0 percent or greater and the institution is not subject to a written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2006, Community Bank was well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the Federal Reserve Board’s prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.
In imposing these requirements, regulators must also take into consideration: (i) concentrations of credit risk; (ii) interest rate risk, when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position; and (iii) risk from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is made as a part of the institution’s regular safety and soundness examination. In addition, we and Community Bank, if engaged in significant trading activity, must incorporate a measure for market risk in our regulatory capital calculations.

The prompt corrective action provisions of FDICIA and the implementing regulations apply to FDIC-insured depository institutions such as Community Bank and are not directly applicable to holding companies, like us, that control such institutions. However, the Federal Reserve Board has indicated that it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to us as a holding company under existing laws and regulations, if we were placed in a capital category we would qualify as well-capitalized at December 31, 2006.
Bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (“Basel Committee”). The Basel Committee, a committee comprised of representatives of central banks and bank supervisors and/or regulators from the major industrialized countries, establishes broad policy guidelines that each country’s regulators can use to develop the supervisory policies they enact. The Basel Committee has been working for a number of years on revisions to Basel I. The new regulatory capital guidelines (“Basel II”), published in June 2004 and amended in November 2005, are designed to promote improved risk measurement and management processes and better align minimum capital requirements with risk. However, Basel II guidelines would be mandatory only for core banks, banks with consolidated total assets of $250.0 billion or more. Therefore, we and Community Bank would not be required to comply with Basel II, but would continue to operate under the Basel I guidelines.
On December 5, 2006, the Federal Reserve Board, in conjunction with other United States bank regulatory agencies, released a draft of proposed rules that would revise the existing risk-based capital framework. The proposed rules (“Basel IA”), intended to improve current standards by making them more risk sensitive, would:
•	Use loan-to-value ratios to determine risk weights for most residential mortgages;

•	Increase the number of risk weight categories to which credit exposures may be assigned;

•	Expand the use of external credit rating for certain externally-rated exposures;

•	Expand the range of collateral and guarantors that may qualify an exposure for lower risk weights;

•	Increase the credit conversion factors for certain commitments with an original maturity of less than one year;

•	Assess a risk-based capital charge to reflect the risks in securitization with early amortization provisions that are backed by revolving exposures; and

•	Remove the 50.0 percent limit on the risk weight that applies to certain derivative contracts.
If the proposed rules are adopted, banking organizations not subject to Basel II, including us and Community Bank, would be allowed to either remain under existing risk-based capital rules or adopt the new Basel IA rules. The public comment period for the proposed Basel IA rules, as well as the proposed Basel II rules, ends March 26, 2007, with final rules not expected until late in 2007.
Dividend Restrictions
We are a legal entity separate and distinct from Community Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if the payment would render us insolvent. Our revenues primarily consist of dividends paid by Community Bank. Various federal and state statutory provisions limit the amount of dividends Community Bank can pay to us without regulatory approval. Under Pennsylvania law, Community Bank may declare and pay dividends to us only out of accumulated net earnings and as long as the surplus of Community Bank would not be reduced below its stated paid-in capital. At December 31, 2006, approximately $8.2 million was available for payment of dividends to us.
In addition, federal bank regulatory agencies have the authority to prohibit Community Bank from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of the bank in question, the payment of dividends could be deemed to constitute an unsafe or unsound practice. The ability of Community Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.
Deposit Insurance Assessments
On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005, and on February 15, 2006, the President signed into law The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Reform Act”).
According to the FDIC, the Reform Act provides for the following changes:
•	Merging the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (“DIF”) effective March 31, 2006;

•	Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit effective April 1, 2006;

•	Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Rate (“DRR”);

•	Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.
-	If the reserve ratio falls below 1.15 percent, or is expected to within six months, the FDIC must adopt a restoration plan to ensure that the DIF will return to 1.15 percent generally within five years.

-	If the reserve ratio exceeds 1.35 percent, the FDIC must generally dividend to BIF members half of the amount above the amount necessary to maintain the DIF at 1.35 percent, unless the FDIC Board of Directors, after considering statutory factors, suspends the dividends.

-	If the reserve ratio exceeds 1.50 percent, the FDIC must generally dividend to BIF members all amounts above the amount necessary to maintain the DIF at 1.50 percent;
•	Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board of Directors the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio; and

•	Granting a one-time initial assessment credit of approximately $4.7 billion to recognize institutions’ past contributions to the fund.
Under the Reform Act, Community Bank is a member of the DIF and expects to receive a one-time assessment credit of approximately $445,816, which will offset the cost of FDIC deposit insurance premiums for 2007.
Beginning in 2007, the annual DIF assessment rate will be determined based first on an institution’s capital category assignment and then on its supervisory group assignment. Based on our latest assignments, we would be assessed at the lowest rates of those institutions that pose the least risks to the DIF. Institutions in this low risk category are expected to pay between 5 and 7 cents per $100 of assessable deposits in 2007. We do not expect that the revisions made to FDIC deposit insurance premiums will have an effect on our operating results or financial position.

The Deposit Insurance Funds Act of 1996 provides for assessments to pay for the cost of Financing Corporation (“FICO”) funding. In 2006, Community Bank paid FICO assessments of $60,384.
Interstate Banking and Branching
The Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (“Riegle-Neal”) authorized interstate acquisitions of banks and bank holding companies without geographic limitation. Under Riegle-Neal, a bank holding company cannot make an interstate acquisition of a bank if, as a result, it would control more than 10.0 percent of the total United States insured depository deposits and more than 30.0 percent or the applicable state law limit of deposits in that state.
Subject to certain restrictions, Riegle-Neal also permits banks to merge across state lines through purchases or branch openings. However, the ability of banks to acquire branch offices is contingent on the host state having adopted legislation “opting in” to those provisions of Riegle-Neal. In addition, interstate mergers are contingent upon the host state not having adopted legislation “opting out” of that provision of Riegle-Neal. Pennsylvania has opted in to all of these provisions upon the condition that another host state has similar or reciprocal requirements. As of the date of this report, we have not entered into an agreement involving any interstate acquisitions of a bank or a branch office.
Control Acquisitions
Under the Change in Bank Control Act, a bank holding company is required to obtain prior Federal Reserve Board approval before acquiring more than 5.0 percent of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In determining whether to approve a proposed acquisition, the Federal Reserve Board will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, consistent with the safe and sound operations of the bank under the Community Reinvestment Act of 1977 (“CRA”).
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
Financial Services Modernization
We must also comply with the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) in the conduct of our operations. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies and creates two new structures, financial holding companies and financial subsidiaries. We and Community Bank are now allowed to provide a wider array of financial products and services that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm. We can elect to become a financial holding company, which would allow us to engage in activities referred to as “financial activities” that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A “financial activity” is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity. As of the date of this report, we have not elected to become a financial holding company nor do we anticipate electing to become one in the near term.
Privacy
The GLB Act also creates a minimum federal standard of privacy protections for consumers and customers of financial institutions. According to this Act, we must provide notice to consumers and customers about our privacy policies and practices, describe the conditions under which we may disclose nonpublic personal information to non-affiliated third parties, and provide an “opt-out” method to prevent us from disclosing such information to non-affiliated third parties. The GLB Act distinguishes a customer from a consumer for purposes of the notice requirements imposed by this Act. We are required to give a customer a privacy notice at the time a customer relationship is established and then annually thereafter as long as the relationship continues. By contrast, we are required to give notice to a consumer only if we intend to disclose nonpublic personal information about the consumer to a non-affiliated third party.
Community Reinvestment Act
We are also subject to the CRA, and the regulations promulgated to implement the CRA, which are designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. Community Bank received an “outstanding” rating in its last CRA examination which was held on April 25, 2005. “Outstanding” is the highest CRA rating that a depository institution can receive.

Terrorist Activities
The Office of Foreign Assets Control (“OFAC”) of the Department of the Treasury sends us and our bank regulatory agencies, on a periodic basis, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. Should Community Bank find a name on any transaction, account or wire transfer that is on an OFAC list, Community Bank must freeze the account, file a suspicious activity report and notify the Federal Bureau of Investigation. Community Bank has appointed an OFAC Compliance Officer to oversee the inspection of its accounts and the filing of any notifications.
The USA PATRIOT Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001 was enacted by Congress as a result of the terrorist attacks on September 11, 2001. The purpose of the USA PATRIOT Act is to strengthen United States security, law enforcement and intelligence in order to combat terrorism on a variety of fronts. The USA PATRIOT Act contains extensive anti-money laundering and financial transparency laws and imposes rules and regulations to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. In addition, under the USA PATRIOT Act, financial institutions are prohibited from engaging in specified financial transactions and account relationships with foreign financial institutions and foreign customers. Congress is deliberating on amendments to the USA PATRIOT Act. None of these proposed amendments would have a substantial effect on our banking operations.
Subprime and Predatory Lending
The Federal Reserve Board has issued regulations which implement the Home Ownership and Equity Protection Act (“HOEPA”). This Act imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The regulations lower the rate levels that trigger the application of HOEPA and include additional fees in the calculation of the fee amount that triggers HOEPA. The loans that Community Bank currently makes are generally below the rate and fee levels that trigger HOEPA.
Community Bank must also comply with a Pennsylvania law, Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as “predatory lending,” among other things, and is applicable to Community Bank’s closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100.0 thousand made at a “high cost,” which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:

•	An annual percentage rate exceeding 8.0 percentage points for 1st lien loans or 10.0 percentage points for subordinate lien loans above comparable term U.S. Treasury securities; and/or

•	Total points and fees payable by the consumer at or before closing that exceed the greater of 8.0 percent of the total loan amount or $480 for the year 2002 adjusted for each calendar year based on the consumer price index.
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
Corporate Governance
The Sarbanes-Oxley Act of 2002 (“SOX”) has substantially changed the manner in which public companies govern themselves and how the accounting profession performs its statutorily required audit function. SOX makes structural changes in the way public companies make disclosures and strengthens the independence of auditors and audit committees. SOX requires direct responsibility of senior corporate management, namely the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), for establishing and maintaining an adequate internal control structure and procedures for financial reporting and disclosure by public companies.
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
As a result of SOX, the costs to enhance our corporate governance regime and financial reporting controls and procedures was approximately $261,300 in 2005 and $18,700 in 2006.

Community Bank
Community Bank’s legal headquarters is located at 125 North State Street, Clarks Summit, Lackawanna County, Pennsylvania 18411. Community Bank is a commercial bank that seeks to provide personal attention and professional financial assistance to its customers. Community Bank is a locally managed and oriented financial institution established to serve the needs of individuals and small– and medium-sized businesses. Community Bank’s business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures and consistently-applied credit policies.
Available Information
We file reports, proxy and information statements and other information electronically with the SEC through the Electronic Data Gathering Analysis and Retrieval filing system. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F. Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically. The SEC’s website address is http://www.sec.gov. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC may be obtained without charge by writing to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations or through our website at http://www.combk.com.
Item 1A. Risk Factors
An investment in our common stock is subject to risks inherent to the nature of our business as a bank holding company. Like other financial institutions, we are subject to a number of risks, many of which are outside our control. We make every effort to manage those risks while maximizing returns. The Federal Reserve Board has identified six major categories of risk associated with financial institutions which include:
•	Credit risk. The risk to earnings or capital arising from a borrower’s failure to meet the terms of an obligation with us.

•	Market risk. The risk to our earnings or capital arising from adverse movements in market rates or prices, such as interest rates, foreign exchange rates or equity prices.

•	Liquidity risk. The risk to our earnings and capital arising from the inability to meet our obligations when they come due, because of an inability to liquidate assets or obtain adequate funding.

•	Operational risk. The risk that arises from the potential that inadequate information systems, operational problems, internal control breaches, fraud, or unforeseen catastrophes will result in unexpected losses.

•	Legal risk. The risk that arises from the potential that unenforceable contracts, lawsuits, or adverse judgements can disrupt or otherwise negatively affect our operations or financial position.

•	Reputational risk. The potential that negative publicity regarding our business practices, whether true or not, will result in a decline in our customer base, costly litigation or revenue reductions.
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
Our business is directly impacted by factors such as economic, political and market conditions and government monetary and fiscal policies. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in our market area, could result in the following consequences, any of which could adversely affect our business:
•	Customers’ credit quality may deteriorate;

•	Collateral securing loans may decline in value;

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase; and

•	Demand for products and services may decrease.
Our allowance for loan losses may not be adequate to cover actual loan losses.
We maintain our allowance for loan losses, through a provision for loan losses charged to earnings, at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred losses for groups of loans collectively evaluated in the remainder of the loan portfolio, as of the balance sheet date. The level of the allowance considered adequate to absorb probable losses for specifically identified loans is based on estimates of the present value of expected future cash flows or the appraised fair value of the loan’s underlying collateral. We consider both historical loss experience and a number of current environmental factors when determining the appropriate level of the allowance for loan losses for groups of loans sharing similar risk. The determination of the allowance for loan loss level is inherently subjective as it requires estimates that are susceptible to significant change. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors which may be outside our control, may require us to increase the level of our allowance for loan losses.
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
The financial services industry is highly regulated. We are subject to extensive federal and state banking regulations that are designed to protect depositors and loan customers. These regulations may limit our ability to offer new products and services, obtain financing, attract deposits and originate loans. These regulations, along with accounting principles and security and tax laws, constantly evolve and change over time. They control how we conduct business and implement strategic initiatives and govern our financial reporting and disclosures.
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
Our success depends to a significant extent upon the continued service of our executive officers and our ability to attract and retain skilled people. Competition for such personnel can be intense in the financial services industry and we may not be able to hire or retain the people we want or need. Unexpected loss of one or more of our key personnel could occur and may have a material adverse impact on our business because of the loss of employee skills, knowledge of our market, years of experience and the difficulty of promptly finding qualified replacements.
Legal Risk
We may be a defendant in litigation or other actions.
Although we are currently not a party to any material litigation, future litigation that may arise during the normal course of business could have a material adverse effect on our results of operations and financial position, as well as, cause significant damage to our reputation in the communities we serve.
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

In addition to the above location, at December 31, 2006, we owned 10 and leased 5 retail community banking offices and leased one limited purpose office used solely for loan production. We also lease an office building located at 1212 South Abington Road, Clarks Summit, Lackawanna County, Pennsylvania, which serves as our loan operations center. We consider our properties to be suitable and adequate for our current and immediate future purposes.
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
Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 1,179 stockholders of record, including individual participants in security position listings, and 1,851,518 shares of common stock, par value of $0.33 per share, the only authorized class of common stock outstanding as of March 14, 2007. Our common stock trades on The NASDAQ Global MarketSM as CommBcp under the symbol “CCBP.” The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2006 and 2005 are summarized in the following table:

			Dividends
2006:	High	Low	Declared
First quarter	$44.45	$41.00	$0.25
Second quarter	44.50	39.94	0.25
Third quarter	43.50	38.00	0.25
Fourth quarter	$43.80	$40.00	$0.25

			Dividends
2005:	High	Low	Declared
First quarter	$43.00	$40.50	$0.23
Second quarter	42.72	39.76	0.23
Third quarter	43.16	39.25	0.23
Fourth quarter	$41.99	$36.45	$0.23

We have paid cash dividends since 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time the Board of Directors considers any declaration of dividends. For information on dividend restrictions on us and Community Bank, refer to our consolidated financial statements and notes to these statements filed at Exhibit 13 to this report and incorporated in their entirety by reference under this Item 5.

Five-Year Performance Graph
The following line graph compares the cumulative total stockholder return on our common stock, based on the market price change and assumes reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Global MarketSM Composite and the index for Mid-Atlantic Bank Stocks (Delaware, Maryland, New Jersey, New York, Pennsylvania and Washington, D.C. Companies) during the five-year period ended December 31, 2006. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.
Comparison of Five-Year Cumulative Total Returns
Performance Graph for
COMM BANCORP. INC.
          Produced on 03/01/07 including date to 12/31/06

Source: SNL Financial LC, Charlottesville, Virginia

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indices are reweighed daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.0 on 12/31/01.

The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b -18(a)(3), of our common stock during each of the 12 months ended December 31, 2006:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that may
	of Shares	Price Paid	as Part of Publicly	yet be Purchased
Month Ending	Purchased	Per Share	Announced Programs(1)	Under the Programs(1)
January 31, 2006				47,214
February 28, 2006				47,214
March 31, 2006				47,214
April 30, 2006	500	$43.16	500	46,714
May 31, 2006				46,714
June 30, 2006				46,714
July 31, 2006				46,714
August 31, 2006	300	42.18	300	46,414
September 30, 2006	1,600	41.06	1,600	44,814
October 31, 2006	1,400	41.02	1,400	43,414
November 30, 2006	1,000	41.40	1,000	42,414
December 31, 2006	4,040	42.75	4,040	38,374

Total	8,840	$42.02	8,840

(1)	On November 17, 2004, the Board of Directors ratified the purchase of 3.0 percent or 55,931 shares of the then outstanding common stock. As of December 31, 2006, there were 38,374 shares available for repurchase under this Program. The 2004 Stock Repurchase Program has no expiration date.
On March 19, 2007, we filed a Schedule TO with the SEC to initiate a modified “Dutch Auction” tender offer to purchase up to 110,000 shares of our outstanding common stock at a price not greater than $52.00 nor less than $46.00 per share net to the seller in cash, without interest. The tender offer commenced on March 19, 2007, and expire, unless extended, at 5:00 p.m., New York City time, on April 13, 2007.
Item 6. Selected Financial Data
The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 6.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 7.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
At a meeting on August 16, 2006, the Joint Audit Committee of the Board of Directors of us and Community Bank accepted the resignation of Kronick Kalada Berdy & Co., as our independent registered public accounting firm.
For the years ended December 31, 2005 and 2004, Kronick Kalada Berdy & Co.’s reports on our financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.
For the years ended December 31, 2005 and 2004, and the subsequent interim period through the resignation date, there were no disagreements with Kronick Kalada Berdy & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Kronick Kalada Berdy & Co. would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for those periods.
For the years ended December 31, 2005 and 2004, and the subsequent interim period through the resignation date, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.
A letter from Kronick Kalada Berdy & Co. addressed to the SEC stating whether or not Kronick Kalada Berdy & Co. agrees with the above statements is included as Exhibit 16 to this Form 10-K.
On September 5, 2006, the Joint Audit Committee of the Board of Directors of us and Community Bank appointed Beard Miller Company LLP as its independent registered public accounting firm to audit our financial statements for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, and through the date of this filing, we did not consult with Beard Miller Company LLP regarding either the application of accounting principles to any specific or completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements or any matters or reportable events as defined in Items 304(a)(1)(iv) and (v) of Regulation S-K.
Item 9A. Controls and Procedures
Evaluation of Our Disclosure Controls and Internal Controls
As of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures, as of December 31, 2006, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
In the ordinary course of business, we may routinely modify, upgrade and enhance our internal controls and procedures for financial reporting. However, there were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter of our fiscal year ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
At December 31, 2006, we had 13 directors. Our directors are elected at each annual meeting of stockholders for a one-year term and until their successors are duly elected and qualified. A majority of the directors have been determined by the Board of Directors to satisfy the independence requirements mandated by the SEC, The NASDAQ Global MarketSM and any related banking laws.

The following information is presented for each of our current directors, all of whom have been nominated to become a director at our 2007 Annual Stockholders Meeting.

	Age as of		Director
Name	March 14, 2007	Principal Occupation for Past Five Years	Since
David L. Baker	61	Senior Vice President of Community Bank.	1988

Thomas M. Chesnick	72	Retired.	2000

William F. Farber, Sr.	70	President and CEO of Comm Bancorp, Inc. and Community Bank.	1983

Judd B. Fitze	55	Partner in Farr, Davis & Fitze, a law firm.	1995

Dean L. Hesser	40	President of Tom Hesser Chevrolet, Inc. and Tom Hesser Nissan, LLC, automobile dealerships.	2003

John P. Kameen	65	Publisher of The Forest City News.	1983

William A. Kerl	70	President of Kerl Coal, Oil and Trucking Company, Inc.	2000

Erwin T. Kost	63	President of Kost Tire Distributors, Inc.	1997

Susan F. Mancuso	55	Partner in Mancuso & Mancuso, Accounting & Tax Service.	2003

Robert A. Mazzoni	58	Judge of the Court of Common Pleas of Lackawanna County.	2000

J. Robert McDonnell	71	Owner of McDonnell’s Restaurant.	1983

Joseph P. Moore, III(1)	55	Auto Dealer, Manheim Imports, an automobile dealership from May, 2003 to 2006. President of J.J. Motors, Inc., an automobile dealership 2002 to April, 2003.	2000

Eric G. Stephens	55	Auto Dealer, H.L. Stephens & Son, an automobile dealership.	1988

(1)	A son of Joseph P. Moore, Jr., who owns beneficially more than 5.0 percent of our common stock.

Committees
Our Board of Directors has two standing committees, namely the Nominating and Corporate Governance Committee and the Joint Audit Committee, which also serves as the audit committee for Community Bank. Each member of these committees satisfies the independence requirements applicable to the SEC, The NASDAQ Global Marketsm and any related banking laws.
The Nominating and Corporate Governance Committee assists the Board of Directors in fulfilling their corporate oversight responsibilities. The primary duties of this committee are to:
•	Develop and recommend corporate governance policies and guidelines for us and monitor our compliance with these policies and guidelines; and

•	Identify and recommend to the Board, director nominees and committee member candidates.
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
The Joint Audit Committee is responsible for assisting the Boards of Directors’ oversight of:
•	The integrity of our financial statements;

•	The audit by the independent registered public accounting firm of our financial statements;

•	Our report on internal controls;

•	The independent registered public accounting firm’s and internal auditing firm’s qualifications and independence; and

•	The performance of our internal audit function.
The following directors are members of the Joint Audit Committee: Susan F. Mancuso, Chairperson; Thomas M. Chesnick; Robert A. Mazzoni; and Joseph P. Moore, III. The Joint Audit Committee operates pursuant to a Charter approved and adopted by our Board of Directors. A copy of our written Charter of the Joint Audit Committee, as amended March 2, 2007, is filed as Exhibit 99(i) to this report and is incorporated in its entirety by reference under this Item 10. The text of this Charter is posted on our website at http://www.combk.com. Copies of this Charter will be provided, without charge, upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations.
Our Board of Directors has identified Mrs. Mancuso as the Joint Audit Committee’s financial expert. Mrs. Mancuso is a licensed Pennsylvania public accountant. Mrs. Mancuso received degrees of a Bachelor of Science in Accounting and a Master of Business Administration. From 1976 to the present, she has practiced in the area of taxation, specializing in taxation and financial advisement. During the years 1980 through 1986, she was engaged to perform governmental and school audits. She is a licensed Accredited Tax Preparer and Tax Advisor and member of the National Society of Public Accountants and the Pennsylvania Society of Public Accountants.
In fulfilling its oversight responsibilities, the Joint Audit Committee reviewed with us the audited financial statements and the footnotes to those statements for our fiscal year 2006 Annual Report to Stockholders and discussed with us the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.
The Joint Audit Committee reviewed and discussed with the independent registered public accounting firm their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters required to be discussed by the Joint Audit Committee with the independent registered public accounting firm under the auditing standards of the Public Company Accounting Oversight Board (United States). Our independent registered public accounting firm has expressed the opinion that our audited financial statements present fairly, in all material respects, our financial position, the results of operations and cash flows for the fiscal year 2006, in conformity with accounting principles generally accepted in the United States of America.
The Joint Audit Committee discussed with the independent registered public accounting firm their independence from us and our management, and received from them the written disclosures and the letter required by the Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.”
Prior to the issuance of this report, the Joint Audit Committee discussed with the independent registered public accounting firm, matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” including the overall scope and timing for their respective audits. In addition, the Joint Audit Committee met with the internal auditing firm, the internal auditor and the independent registered public accounting firm to discuss the results of their examinations, their consideration of our internal controls and the overall quality of our financial reporting.
In reliance on the reviews and discussions referred to above, the Joint Audit Committee recommended to the Board of Directors that the audited financial statements be included in this report. The Joint Audit Committee also recommended to the Board of Directors the selection of Beard Miller Company LLP, Certified Public Accountants, to serve as our independent registered public accounting firm.
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
The committee oversees the internal procedures, adopted from time to time, to assist in the identification of suitable candidates to serve as directors. The committee also has the authority to retain professional consultants to assist in the task of identifying possible candidates, although it did not do so in 2006.

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
Under Section 10.1 of our Amended and Restated Bylaws, a stockholder may also nominate a person for director to be elected at our annual meeting. A stockholder must submit a nomination for director to the Secretary of the Board of Directors, in writing, no later than the close of business on the 60th day preceding the date for the annual meeting. This notification must contain the following information:
•	The nominee’s name and address;

•	The nominee’s principal occupation;

•	The number of shares of our common stock held by the notifying stockholder and the nominee; and

•	A certification, under oath before a notary public, that a nominee meets the eligibility requirements under Section 10.3 of our Amended and Restated Bylaws.
Under Section 10.3, a person is not qualified to serve as a director if he or she:
•	Is under indictment for, or has ever been convicted of, a criminal offense involving dishonesty or breach of trust and the penalty for such offense could be imprisonment for more than one year;

•	Is a person against whom a federal or state bank regulatory agency has, within the past ten years, issued a cease and desist order for conduct involving dishonesty or breach of trust and that order is final and not subject to appeal;

•	Has been found either by any federal or state regulatory agency whose decision is final and not subject to appeal or by a court to have: (i) breached a fiduciary duty involving personal profit; or (ii) committed a willful violation of any law, rule or regulation governing banking, securities, commodities or insurance, or any final cease and desist order issued by a banking, securities, commodities or insurance regulatory agency; or

•	Has been nominated by a person who would be disqualified from serving as our director under the above eligibility requirements.
If a stockholder’s nomination is not timely and in proper form or in accordance with the above requirements, the nominee will not be recommended by the Nominating and Corporate Governance Committee for consideration by the full Board of Directors. Furthermore, nominations not timely and in proper form, shall be disregarded by the presiding officer of the annual meeting, and upon his or her instruction, the vote tellers may disregard all votes cast for such nominee.
Communications with Directors
Stockholders and other interested parties who wish to communicate with our directors may do so by writing to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations-Corporate Secretary. The Office of the Corporate Secretary will forward such written correspondence to the applicable director or to the Nominating and Corporate Governance Committee if such correspondence is not addressed to a specific director. Periodically, the Nominating and Corporate Governance Committee will summarize all stockholder communications it has received and will make all such communications available for the directors’ review. In order to efficiently process all stockholder communications, the Nominating and Corporate Governance Committee, with the Board’s approval, may seek the assistance of counsel or advisors in reviewing and evaluating particular communications. In all cases, the complete text of communications will be made available to the directors in an appropriate and timely manner.

Executive Officers
Our executive officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report.
The following information is presented for our executive officers:

	Held	Employee	Age as of
Name and Position	Since	Since	March 14, 2007
William R. Boyle Senior Vice President and Chief Credit Officer	2001	2001	47
William F. Farber, Sr. President and CEO, Chairman of the Board	2001	2001	70
John P. Kameen Secretary	1996	(1)	65
J. Robert McDonnell Vice Chairman	1983	(1)	71
Scott A. Seasock Executive Vice President and CFO	1989	1989	49

(1)	Not our employee or an employee of Community Bank. These persons do not receive any additional fees for serving as Executive Officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Executive officers, directors and “beneficial owners” of more than 10.0 percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Global Marketsm pursuant to Section 16(a).
We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2006.
Codes of Ethics and Business Conduct
The Boards of Directors of us and Community Bank have adopted a Code of Ethics that applies to the CEO and Principal Executive Officer, CFO and Principal Financial Officer, and the Vice President of Finance and Principal Accounting Officer (collectively referred to as the “Senior Financial Officers”). This Code of Ethics for Senior Financial Officers is designed to deter wrongdoing and to promote the following, among other responsibilities:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	Prompt internal reporting of Code of Ethics violations to an appropriate person or persons identified in the Code of Ethics; and

•	Accountability of adherence to the Code of Ethics.
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
A copy of our written Code of Ethics for Senior Financial Officers has been filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended

December 31, 2003, Commission File Number: 0-17455, and is incorporated in its entirety by reference into this report. The text of the Codes of Ethics for Senior Financial Officers and Business Conduct are posted on our website at http://www.combk.com. Copies of our Codes of Ethics for Senior Financial Officers and Business Conduct will be provided, without charge, upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations. Any amendment to, or waiver from, the provisions of the Code of Ethics for Senior Financial Officers that require disclosure under applicable rules of the SEC or The NASDAQ Global Marketsm will be disclosed along with the reasons for the amendment or waiver in Item 10 of a current report on Form 8-K and posted on our website.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Executive Compensation Program Philosophy, Policies and Objectives
We believe that a strong management team comprised of competent and talented individuals is essential to our profitability, and our executive compensation program is an important tool for attracting, retaining and motivating such individuals. The objectives of our executive compensation program are to:
•	Link the executive’s goals with the interests of our stockholders;

•	Support our strategic business plan and long-term development; and

•	Tie a portion of the executive’s compensation to our overall performance.
Program Administration and Process
The Executive Compensation Committee of Community Bank’s Board of Directors is responsible for developing and implementing our executive compensation program. The Executive Compensation Committee is comprised of five of our directors who also serve as directors of Community Bank, all of whom meet the independence standards contained in Rule 4200(a)(15) of the listing rules for The NASDAQ Global Marketsm.
Our executive compensation program is designed specifically for our named executive officers, including William F. Farber, Sr., President and Chief Executive Officer, Scott A. Seasock, Executive Vice President and Chief Financial Officer, William R. Boyle, Senior Vice President and Chief Credit Officer, (“CCO”), Timothy P. O’Brien, Vice President and Director of Commercial Lending and Michael A. Narcavage, Vice President and Chief Operations Officer (“COO”). Salaries and bonuses for the named executive officers are reviewed annually. All executive compensation, including employee and personal benefits, are paid by Community Bank to the applicable executive. None of the executive officers participate in discussions or decisions concerning their compensation.

As part of their annual review process, the Executive Compensation Committee utilizes a report prepared by L.R. Webber Associates, an independent consulting firm. This report compares base salaries and bonuses of other commercial banking institutions of similar size on a regional basis for similar positions and responsibilities. In addition to this report, the Executive Compensation Committee takes into consideration the following criteria:
•	An inflation index based on the latest Northeastern Pennsylvania Consumer Price Index;

•	The overall annual improvement in our consolidated balance sheets and consolidated statements of income and comprehensive income;

•	Their judgement on the extent of support the named executive officer provided us in meeting our strategic business plan and long-term objectives;

•	An assessment of the named executive officer’s participation in leadership roles in professional, community and civic organizations; and

•	A review of the named executive officer’s attendance at continuing education courses.
Peer Group
For 2006, our peer group, as listed in the previously mentioned report from L.R. Webber Associates, consisted of ten financial institutions located in the Northeast Region of Pennsylvania. These financial institutions included:
•	Citizens Savings Association, Clarks Summit;

•	ESSA Bank & Trust, East Stroudsburg;

•	Fidelity Deposit & Discount Bank, Dunmore;

•	First National Community Bank, Dunmore;

•	Landmark Community Bank, Pittston;

•	Penn Security Bank & Trust Company, Scranton;

•	Peoples National Bank, Hallstead;

•	Pocono Community Bank, Stroudsburg;

•	The Dime Bank, Honesdale; and

•	The Honesdale National Bank, Honesdale.
Elements of Executive Compensation
Our executive compensation program is comprised of five elements:
•	Salary and benefits;

•	Perquisites;

•	Annual bonuses and non-equity incentive plan compensation;

•	Discretionary annual and matching contributions to Community Bank’s defined contribution plan; and

•	Severance and change in control benefits.
We do not have any long-term compensation programs, including those that are based upon the award of stock options and restricted stock, or other long-term incentive awards.
The following discussion describes each element of compensation for 2006 and explains why each element is utilized.
Salary and Benefits
Each of our executive officers receives a base salary, which is determined by the Executive Compensation Committee based on two factors. The first factor is the Compensation Committee’s evaluation of each executive’s salary to the base pay levels in the peer group for executives with similar responsibilities. The second factor is the evaluation of the executive’s unique role, job performance and contribution in meeting our strategic business plan and long-term objectives. Based on its review of the above criteria, the Executive Compensation Committee decided to increase each of the named executive officers’ base salary in 2006 and such increases were appropriate in light of our performance accomplishments. The base salary amounts paid to the named executive officers for the fiscal year 2006 are reflected in the “Salary” column of the Summary Compensation Table.
In addition to base salary, executive officers participate in healthcare benefits, group-term life insurance, retirement plans, paid vacation, sick and holiday time and other programs that do not discriminate in scope, term or operation, in favor of our executive officers and are available to all of our salaried employees.
Perquisites
Various other perquisites provided to each of the named executive officers are regularly reviewed by the Executive Compensation Committee. These perquisites include use of company-owned vehicles, payment of various civic club dues, and registration fees and travel expenses for attendance at bank-related seminars and conferences. Aggregate perquisites and personal benefits attributable to each of the named executive officers were less than $10,000 in 2006, 2005 and 2004. We believe that the benefits and perquisites we provide to our named executive officers are within competitive practices and customary for executives in key positions at the companies in our peer group. These benefits and perquisites serve us in meeting our objective of offering competitive compensation that allows us to continue to attract, retain and motivate competent and talented individuals to these critical positions for the ultimate goal of increasing stockholder value.

Annual Bonuses and Non-Equity Incentive Plan Compensation
Except for Mr. Seasock who has an older employment agreement that contains a non-equity incentive plan, the Executive Compensation Committee bases their decision for discretionary annual bonuses paid to each named executive officer on the same two factors discussed for base salary. The amount of discretionary cash bonus paid to each named executive officer, is reflected in the “Bonus” column of the Summary Compensation Table.
Mr. Seasock takes part in our non-equity incentive plan. His bonus is based on a formula for us achieving a certain return on average assets and percentage increase in net income ranges and is intended to serve as incentive for performance to occur over a specified period. Under the bonus formula for Mr. Seasock, the achievement ranges for return on average assets and percentage increase in net income are given equal weighting. The minimum achievement ranges were 1.00 percent to 1.05 percent for return on average assets and 5.00 percent to 5.90 percent for percentage increase in net income for 2006. The bonus Mr. Seasock earned in 2006, based on the above performance measures, is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Such bonus was not paid to Mr. Seasock until 2007. The Executive Compensation Committee has the discretion to award bonuses in excess of the amounts calculated pursuant to this formula. No such discretionary bonus was paid to Mr. Seasock in 2006.
Discretionary Annual and Matching Contributions to Community Bank’s Defined Contribution Plan
Community Bank has a defined contribution plan, which covers all employees who have completed 1,000 hours of service, attained twenty-one (21) years of age and have been employed by Community Bank for at least one year. Normal retirement age is sixty-five (65). The normal retirement benefit is the accumulated account balance of contributions, investment income and forfeitures. The annual contribution is determined by the Board of Directors and is based on a prescribed percentage of annual net income allocated to each participant on a pro-rata share of compensation covered under the plan. Investment income is allocated to each participant based on a pro-rata share of the account balances accumulated at the beginning of the year. Forfeitures are allocated to each participant based on a pro-rata share of compensation covered under the plan.
The defined contribution plan includes the provisions under section 401(k) of the Internal Revenue Code (“401(k)”). This 401(k) feature of the plan permits employees to make voluntary, pre-tax contributions up to 25.0 percent of their compensation. Our contributions to the 401(k) are based on 100.0 percent matching of voluntary contributions up to 3.0 percent of the employee’s eligible compensation. If a participant separates from service prior to retirement, the participant will be entitled to 100.0 percent (100%) of their contributions made under the 401(k) and also a portion of

Community Bank’s matching 401(k) contributions and annual discretionary contributions based on years of service according to the following schedule:

Years of Service	Vested Interest
Less than 1	0%
1	20%
2	40%
3	60%
4	80%
5	100%
A participant is always 100.0 percent (100%) vested in pension plan transferred balances.
During 2006, annual discretionary contributions of $165,220 were allocated among participants’ accounts under the defined contribution plan. Discretionary matching contributions under the 401(k) feature of the plan totaled $149,347 in 2006. Contributions made by Community Bank on behalf of the named executive officers to the plan are included in the “All Other Compensation” column of the Summary Compensation Table.
Severance and Change in Control Benefits
In order to retain our long-serving and key named executive officers, we entered into employment agreements with Scott A. Seasock, Executive Vice President and Chief Financial Officer and William R. Boyle, Senior Vice President and Chief Credit Officer and into a severance agreement with respect to a change in control with Timothy P. O’Brien, Vice President and Director of Commercial Lending. The employment agreements with Messrs. Seasock and Boyle contain a provision for a severance payment based on our non-renewal of the agreement or a change-in-control of us or Community Bank.
With respect to the severance payment for our non-renewal under these employment agreements, the affected named executive officer may, at his sole discretion, terminate his employment and receive a lump-sum severance payment equal to 24 months of his then current salary, net of all applicable withholding taxes. The affected named executive officer will receive no other benefits and perquisites as a result of such termination.
With respect to these employment agreements, if a change-in-control of us or Community Bank occurs and the affected named executive officer is terminated because of the change-in-control or for any other good reason, as defined below, then we or our successor is obligated to pay to such terminated named executive officer, for a 24-month period, his then current salary, net of all applicable withholding taxes, and premiums to maintain his long-term disability insurance and medical insurance. Any other benefits and perquisites for such affected named executive officer shall cease upon such termination.

With respect to the severance agreement with Mr. O’Brien, if a change in control occurs and as a result thereof Mr. O’Brien is terminated or he leaves for good reason, as defined below, then we or our successor is obligated to pay Mr. O’Brien a lump-sum payment equal to two times his then annual salary net of all applicable withholding taxes. Mr. O’Brien will receive no other benefits and perquisites as a result of such termination.
With respect to the employment agreements with Messrs. Seasock and Boyle, there is a non-compete restriction that is triggered if the affected named executive officer is terminated for cause or such executive officer resigns from employment for other than a good reason. These executive officers agreed not to enter into competition with us or Community Bank for 6 months after such termination within the Pennsylvania counties of Lackawanna, Susquehanna and Wayne, and within 20 miles of any branch office located outside these counties which was established during such executive officer’s employment with us and Community Bank. The severance agreement with Mr. O’Brien does not include a non-compete provision.
The following table sets forth the estimated aggregate amount of such severance and change-in-control payments that each of the three named executive officers would receive based upon their salary and benefits as of December 31, 2006, if a termination event as described above had occurred:

	Estimated Lump-Sum	Estimated Aggregate Amount	Estimated Lump-Sum
	Severance Payment	to be Paid as a Result of	Severance Payment
	as a Result of	Change-In-Control under	as a Result of a
	Non-Renewal of	the Employment Agreement	Change-In-Control($)
Name and Title	Agreement ($)(1)	($)(2)	(1)
Scott A. Seasock, Executive Vice President and CFO	279,400	307,269	Not Applicable
William R. Boyle, Senior Vice President and CCO	279,728	288,705	Not Applicable
Timothy P. O’Brien, Vice President and Director of Commercial Lending	Not Applicable	Not Applicable	249,382

(1)	This estimated amount is gross salary without any deductions for applicable withholding taxes.

(2)	This estimated amount includes gross salary without any deductions for applicable withholding taxes and 24 months of premiums for long-term disability insurance and medical insurance. This estimated amount has not been reduced to a present worth value.
A change in control under these agreements is generally defined as:
•	A substantial sale or disposition of our or Community Bank’s assets or operations;

•	A person holding beneficial ownership of enough shares of our stock to gain majority control of the Board of Directors; or

•	At any time during any 24 consecutive months commencing with the date of these agreements, a majority of the directors of us or Community Bank are persons who were not members of the respective boards at the beginning of such period, unless changes in the board’s membership were the result of death, voluntary resignation or retirement.

A termination for good reason under these agreements is generally defined as:
•	Without the officer’s consent, any assignment of duties other than duties described in the agreement;

•	Any removal of the officer from, or failure to re-elect the officer to, his position for cause;

•	Any failure to pay the officer his benefits as described in his agreement;

•	Any material breach of the agreement by us or Community Bank; or

•	A change in control.
REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE
The Executive Compensation Committee of Community Bank’s Board of Directors is responsible for developing and implementing our executive compensation program. The Executive Compensation Committee is comprised of five of our directors who also serve as directors of Community Bank, all of whom meet the independence standards contained in Rule 4200(a)(15) of the listing rules for the NASDAQ Global Marketsm and Joseph P. Moore, Jr., a director emeritus and one of our principal stockholders.
In 2006, the Executive Compensation Committee met three times to discuss the performance of the named executive officers and compared their performance, and our performance, with peer group companies. In addition, the Executive Compensation Committee reviewed and discussed with our management the text of the Compensation Discussion and Analysis section included in the Annual Report on Form 10-K for 2006. Based upon this review and discussion, the Executive Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in the Annual Report on Form 10-K.
The Chair of the Executive Compensation Committee distributes relevant material to the members to assist them in discussion and review of each named executive officer’s total compensation package, for example: the Human Resource Officer of Community Bank prepares a spreadsheet delineating each named executive officer’s salary, benefits and perquisites for this committee to review. In addition, the Chair reviews current bank industry trade journals and other publications for articles on executive compensation in the banking industry and the Chair disseminates that information to members of this committee.
The members of this committee also discuss his and other named executive officers’ compensation packages with Mr. Farber, our Chairman, President and Chief Executive Officer, to solicit his views. Generally, this committee meets in November of each year to discuss and award bonuses to the named executive officers to be paid prior to year-end. Moreover, the committee meets at least once in the second quarter of each year to fix that year’s compensation package for each named executive officer. The Executive Compensation Committee fixes each named executive officer’s compensation package and the Chair of this committee then informs the Human Resource Officer of Community Bank of that decision.
In addition to the spreadsheet information that this committee will receive, we will also consider for 2007 compensation the contribution of each named executive officer in creating a culture of performance with integrity and in leading us to the following financial results in 2006:
•	Net income increased 21.9 percent to $6,350,000;

•	Tax-equivalent net interest margin widened 40 basis points to 4.28 percent;

•	Average loans, net increased 7.0 percent to $424,304,000; and

•	Return on average assets improved to 1.2 percent
We will also consider the years of service that each named executive officer has given to us and their contributions to civic life in the communities in which we conduct business.
Executive Compensation Committee
Judd B. Fitze
John P. Kameen
Erwin T. Kost
J. Robert McDonnell
Joseph P. Moore, Jr.
Eric G. Stephens

Summary Compensation Tables
The following table presents compensation information for the year ended December 31, 2006, for the named executive officers.
SUMMARY COMPENSATION TABLE

				Non-Equity
				Incentive Plan	All Other
		Salary	Bonus	Compensation	Compensation	Total
Name & Position	Year	($)	($)	($)	($)(1)	($)
William F. Farber, Sr. President and CEO	2006	153,943	25,000	-0-	71,261	250,204
Scott A. Seasock Executive Vice President and CFO	2006	139,700	-0-	25,067	9,135	173,902
William R. Boyle Senior Vice President and CCO	2006	139,864	14,000	-0-	9,157	163,021
Timothy P. O’Brien Vice President and Director of Commercial Lending	2006	124,691	3,000	-0-	7,507	135,198
Michael A. Narcavage Vice President and COO	2006	91,750	3,000	-0-	5,460	100,210

(1)	Represents contributions Community Bank made on behalf of the named executive officers pursuant to the defined contribution plan, except for Mr. Farber who also received director fees of $61,500 for services as Chairman of the Board of Community Bank. Aggregate perquisites and other personal benefits were less than $10,000 for each named executive officer, and therefore, need not be presented.
The following table presents compensation information for our executive officers for the years ended December 31, 2005 and 2004.
SUMMARY COMPENSATION TABLE

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
				Other Annual		Restricted	LTIP	All Other
		Salary	Bonus	Compensation	Options	Stock	Payouts	Compensation
Name and Position	Year	($)	($)	($)(1)	(#)	(#)	($)	($)(2)
William F. Farber, Sr.	2005	145,688	10,000	-0-	-0-	-0-	-0-	69,042
President and CEO	2004	142,805	10,000	-0-	-0-	-0-	-0-	68,121
Scott A. Seasock	2005	137,086	14,128	-0-	-0-	-0-	-0-	7,176
Executive Vice President and CFO	2004	135,407	12,000	-0-	-0-	-0-	-0-	6,441
William R. Boyle	2005	134,952	7,000	-0-	-0-	-0-	-0-	6,978
Senior Vice President	2004	135,386	6,500	-0-	-0-	-0-	-0-	6,242
and CCO

(1)	Aggregate perquisites and other personal benefits were less than 10.0 percent of the salary and bonus reported, and therefore, need not be presented.

(2)	Represents contributions Community Bank made on behalf of Mr. Farber, Mr. Seasock and Mr. Boyle pursuant to the defined contribution plan. Mr. Farber also received $61,500 for services as Chairman of the Board of Community Bank in 2005 and 2004.

The following table presents compensation information for Community Bank’s directors for 2006.
DIRECTORS’ COMPENSATION TABLE

	Fees Earned	All Other
	or Paid in Cash	Compensation		Total
Name	($)	($)(1)		($)
Judd B. Fitze	24,000	3,400	(2)	27,400
John P. Kameen	24,000	4,575	(3)	28,575
Each of our other directors (4)	24,000	1,500	(5)	25,500

(1)	Aggregate perquisites and other personal benefits were less than $10,000 for each director, and therefore, need not be presented.

(2)	Mr. Fitze received: (i) fees totaling $1,900 for appraisal services provided to Community Bank: and (ii) a year-end cash bonus of $1,500 as director of Community Bank.

(3)	Mr. Kameen received: (i) fees totaling $3,075 for appraisal services provided to Community Bank; and (ii) a year-end cash bonus of $1,500 as director of Community Bank.

(4)	Includes David L. Baker, Thomas M. Chesnick, Dean L. Hesser, William A. Kerl, Erwin T. Kost, Susan F. Mancuso, Robert A. Mazzoni, J. Robert McDonnell, Joseph P. Moore, III and Eric G. Stephens.

(5)	Year-end cash bonus of $1,500.
Mr. Baker served as President and CEO from 1995 to 2000. On December 29, 2000, Mr. Baker retired as President and CEO. Mr. Baker, in addition to having extensive banking experience, is well known and respected in the communities we serve. Mr. Baker has since been employed by Community Bank as Senior Vice President and is responsible for business development in the Susquehanna and Wyoming Counties of Pennsylvania. For his services as Senior Vice President, Mr. Baker received a salary of $53,190, a discretionary cash bonus of $5,000, and contributions to Community Bank’s defined contribution plan of $3,481 in 2006. The total amount of all other perquisites received by Mr. Baker was under $10,000.
Director fees and all other compensation are paid to the directors by Community Bank. Our directors are not paid for attendance at Comm Bancorp, Inc.’s Board of Directors meetings. There were no stock awards, option awards, non-equity incentive plan compensation, other long-term compensation or nonqualified deferred compensation earnings paid to any director in 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management
This section describes how much stock our directors and executive officers own. It also describes the persons or entities that own more than 5.0 percent of our voting stock.
Stock Owned by Directors and Executive Officers
This table indicates the number of shares of our common stock owned by the directors and executive officers as of March 14, 2007. The aggregate percentage of shares owned by all directors and executive officers is 17.14 percent. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

	Amount and Nature of
Name of Individual or Identity of Group	Beneficial Ownership(1)	Percent of Class
David L. Baker	13,402.571	—
William R. Boyle(2)	2,715.432	—
Thomas M. Chesnick	26,837.902	1.45%
William F. Farber, Sr.	152,460.000	8.23%
Judd B. Fitze	15,732.737	—
Dean L. Hesser	1,400.000	—
John P. Kameen	20,572.000	1.11%
William A. Kerl	17,430.615	—
Erwin T. Kost	10,657.916	—
Susan F. Mancuso	3,976.347	—
Robert A. Mazzoni	100.000	—
J. Robert McDonnell	35,139.000	1.90%
Joseph P. Moore, III	100.000	—
Scott A. Seasock(2)	7,740.350	—
Eric G. Stephens	9,066.773	—
All Directors and Executive Officers as a group (13 Directors, 5 Executive Officers, 15 persons in total)	317,331.643	17.14%

(1)	Includes shares held: (i) directly; (ii) jointly with spouse; (iii) by spouse; (iv) jointly with various relatives; (v) by the transfer agent in our dividend reinvestment account; (vi) individually in employee benefit plans; and (vii) in various trusts.

(2)	Executive officer, not a director.

Voting Stock Owned by “Beneficial Owners”
The following are the persons or entities known by us to own beneficially more than 5.0 percent of our common stock as of March 14, 2007.

Name and Address	Number of Shares(1)	Percent of Class
Joseph P. Moore, Jr. 400 Williamson Road Gladwyne, PA 19035	164,584.328	8.89%
William F. Farber, Sr. Crystal Lake Road R.R.1, Box 1281 Carbondale, PA 18407	152,460.000	8.23%

(1)	Includes shares held: (i) directly; and (ii) in various trusts.
Item 13. Certain Relationships and Related Transactions and Director Independence
We encourage our directors and executive officers to have banking and financial transactions with Community Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.
The total consolidated loans made by Community Bank at December 31, 2006, to our directors and officers as a group, members of their immediate families and companies in which they have a 10.0 percent or more ownership interest was $8.2 million or 15.2 percent of our total consolidated capital accounts. The largest aggregate balance for these loans in 2006 was $9.4 million or 17.4 percent of our total consolidated capital accounts. During 2006, advances and repayments on these loans were $4.3 million and $1.6 million. These loans did not involve more than the normal risk of collectibility nor did they present any other unfavorable features.
From time to time, we engage Judd B. Fitze to represent us as our attorney. Mr. Fitze is a director of us and Community Bank. Mr. Fitze billed $14,998 in 2006 for his legal services on our behalf.
McDonnell’s Restaurant, which is owned by J. Robert McDonnell, a director of us and Community Bank, provides catering services for our annual stockholders meeting and other company events. McDonnell’s Restaurant billed us $14,700 in 2006 for catering services.

Item 14. Principal Accountant Fees and Services
The fees billed for professional services rendered by our independent registered public accounting firm for each of the two years ended December 31, 2006 and 2005, are summarized as follows:

Year Ended December 31,	2006	2005
Audit fees(1)	$84,319	$59,015
Audit-related fees(2)	4,741	11,540
Tax fees(3)	7,500	6,590
Other fees(4)		8,625

Total	$96,560	$85,770

(1)	Audit fees consist of fees billed for services rendered for the audit of our annual financial statements on Form 10-K and review of financial statements included in our Form 10-Q, or services that are normally provided in connection with statutory and regulatory filings.

(2)	Audit-related fees consist of fees billed for services rendered for assurance and related services on our employee benefit plan and to comply with FDICIA.

(3)	Tax fees consist of fees billed for services rendered for the preparation of federal and state tax returns, tax compliance, tax advice and tax planning.

(4)	Other fees consist of fees billed for services rendered for performing agreed upon procedures with regard to our Trust and Wealth Management Division and those required by the Federal National Mortgage Corporation.
The Joint Audit Committee’s pre-approval policies and procedures related to products and services provided by our independent registered public accounting firm are set forth in the Charter of the Joint Audit Committee of us and Community Bank. For the two years ended December 31, 2006 and 2005, all of the audit fees, audit-related fees, tax fees and other fees were pre-approved by the Joint Audit Committee.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1.	The consolidated financial statements and notes to these statements as well as the applicable report of the independent registered public accounting firm are filed at Exhibit 13 to this report and are incorporated in their entirety by reference under this Item 15(a)1.
2.	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes to these statements.

3.	The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) to this report.

(b) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K		Description of Exhibit
2		None.
3	(i)	Articles of Incorporation, as amended.
3	(ii)	By-Laws, as amended.
4		None.
9		None.
10		None.
11		None.
12		None.
13		Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 2006.
14		None.
16		Letter dated August 24, 2006, from Kronick Kalada Berdy & Co., addressed to SEC.
18		None.
21		List of Subsidiaries.
22		None.
23		None.
24		None.
31	(i)	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).
CFO certification pursuant to Rule 13a-14(a)/15d-14(a).
31	(ii)	Not Applicable.
32		CEO certification pursuant to Section 1350.
CFO certification pursuant to Section 1350.
33		Not Applicable.
34		Not Applicable.
35		Not Applicable.
99	(i)	Charter of the Joint Audit Committee, amended March 2, 2007.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.		Date
(Registrant)

BY:	/s/ William F. Farber, Sr. William F. Farber, Sr.,	March 14, 2007
President and Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date

/s/ David L. Baker David L. Baker, Director	March 14 , 2007

/s/ Thomas M. Chesnick Thomas M. Chesnick, Director	March 14 , 2007

/s/ William F. Farber, Sr. William F. Farber, Sr.,	March 14 , 2007
President and Chief Executive Officer
Chairman of the Board/Director
(Principal Executive Officer)

/s/ Judd B. Fitze Judd B. Fitze, Director	March 14 , 2007

/s/ Dean L. Hesser Dean L. Hesser, Director	March 14 , 2007

/s/ John P. Kameen John P. Kameen, Secretary/Director	March 14 , 2007

Signature and Capacity	Date

/s/ William A. Kerl William A. Kerl, Director	March 14 , 2007

/s/ Erwin T. Kost Erwin T. Kost, Director	March 14 , 2007

/s/ Susan F. Mancuso Susan F. Mancuso, Director	March 14 , 2007

/s/ Robert A. Mazzoni Robert A. Mazzoni, Director	March 14 , 2007

/s/ J. Robert McDonnell J. Robert McDonnell,	March 14 , 2007
Vice Chairman/Director

/s/ Joseph P. Moore, III Joseph P. Moore, III, Director	March 14 , 2007

/s/ Scott A. Seasock Scott A. Seasock, Executive Vice	March 14 , 2007
President and Chief Financial Officer
(Principal Financial Officer)

/s/ Eric G. Stephens Eric G. Stephens, Director	March 14 , 2007

/s/ Stephanie A. Westington Stephanie A. Westington, CPA	March 14 , 2007
Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page
3(i)	Articles of Incorporation , as amended March 13, 2007	54

3(ii)	By-Laws , as amended March 13, 2007	58

13	Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 2006	77

16	Letter dated August 24, 2006, from Kronick Kalada Berdy & Co. addressed to the SEC	212

21	List of Subsidiaries	213

31(i)	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a)	214

	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32	CEO Certification Pursuant to Section 1350	218

	CFO Certification Pursuant to Section 1350

99(i)	Charter of the Joint Audit Committee, as amended March 2, 2007	220