Form 10-Q
period 2007-03-31
COMM BANCORP INC
filed 2007-05-11
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(570) 586-0377

(Registrant’s telephone number, including area code)

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,759,291 at April 30, 2007.

Exhibit Index on Page 47

COMM BANCORP, INC.
FORM 10-Q
March 31, 2007

*	Not Applicable

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

For the Three Months Ended March 31	2007	2006
Interest income:
Interest and fees on loans:
Taxable	$7,301	$6,324
Tax-exempt	400	430
Interest and dividends on investment securities available-for-sale:
Taxable	573	603
Tax-exempt	371	379
Dividends	11	11
Interest on federal funds sold	3	6

Total interest income	8,659	7,753

Interest expense:
Interest on deposits	3,434	2,820
Interest on short-term borrowings	144	84

Total interest expense	3,578	2,904

Net interest income	5,081	4,849
Provision for loan losses	225	180

Net interest income after provision for loan losses	4,856	4,669

Noninterest income:
Service charges, fees and commissions	705	752
Mortgage banking income	75	108

Total noninterest income	780	860

Noninterest expense:
Salaries and employee benefits expense	1,879	1,790
Net occupancy and equipment expense	634	605
Other expenses	1,240	1,161

Total noninterest expense	3,753	3,556

Income before income taxes	1,883	1,973
Provision for income tax expense	378	423

Net income	1,505	1,550

Other comprehensive loss:
Unrealized holding losses on investment securities available-for-sale	(4)	(450)
Income tax benefit related to other comprehensive loss	(1)	(153)

Other comprehensive loss, net of income taxes	(3)	(297)

Comprehensive income	$1,502	$1,253

Per share data:
Net income	$0.81	$0.84
Cash dividends declared	$0.26	$0.25
Average common shares outstanding	1,851,518	1,851,816
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2007	2006
Assets:
Cash and due from banks	$10,725	$25,584
Federal funds sold		2,050
Investment securities available-for-sale	83,612	91,213
Loans held-for-sale, net	1,967	572
Loans, net of unearned income	451,973	408,074
Less: allowance for loan losses	4,635	4,435

Net loans	447,338	403,639
Premises and equipment, net	10,831	11,018
Accrued interest receivable	3,025	2,863
Other assets	3,797	3,465

Total assets	$561,295	$540,404

Liabilities:
Deposits:
Noninterest-bearing	$74,875	$73,055
Interest-bearing	410,805	410,387

Total deposits	485,680	483,442
Short-term borrowings	17,100
Accrued interest payable	1,211	1,106
Other liabilities	2,044	1,738

Total liabilities	506,035	486,286

Stockholders’ equity:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
March 31, 2007, 1,851,518 shares; December 31, 2006, 1,848,687 shares	611	610
Capital surplus	7,266	7,146
Retained earnings	46,429	45,405
Accumulated other comprehensive income	954	957

Total stockholders’ equity	55,260	54,118

Total liabilities and stockholders’ equity	$561,295	$540,404

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity

Balance, December 31, 2006	$610	$7,146	$45,405	$957	$54,118
Net income			1,505		1,505
Dividends declared: $0.26 per share			(481)		(481)
Dividend reinvestment plan: 2,831 shares issued	1	120			121
Other comprehensive loss, net of income taxes				(3)	(3)

Balance, March 31, 2007	$611	$7,266	$46,429	$954	$55,260

Balance, December 31, 2005	$611	$6,869	$41,250	$959	$49,689
Net income			1,550		1,550
Dividends declared: $0.25 per share			(463)		(463)
Dividend reinvestment plan: 1,662 shares issued		68			68
Net change in other comprehensive income				(297)	(297)

Balance, March 31, 2006	$611	$6,937	$42,337	$662	$50,547

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

For the Three Months Ended March 31	2007	2006
Cash flows from operating activities:
Net income	$1,505	$1,550
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	180
Depreciation and amortization of premises and equipment	272	249
Net amortization (accretion) of investment securities	(41)	49
Amortization of net loan costs	91	59
Amortization of mortgage servicing rights	32	36
Deferred income tax benefit	(59)	(14)
Net gains on sale of loans	(43)	(72)
Losses on foreclosed assets		30
Changes in:
Loans held for sale, net	(1,352)	(507)
Accrued interest receivable	(162)	(374)
Other assets	(299)	(530)
Accrued interest payable	105	8
Other liabilities	283	169

Net cash provided by operating activities	557	833

Cash flows from investing activities:
Proceeds from repayments of investment securities available-for-sale	18,039	14,573
Purchases of investment securities available-for-sale	(10,401)	(1,031)
Proceeds from sale of foreclosed assets		136
Net increase in lending activities	(44,015)	(35,656)
Purchases of premises and equipment	(85)	(309)

Net cash used in investing activities	(36,462)	(22,287)

Cash flows from financing activities:
Net changes in:
Money market, NOW, savings and noninterest-bearing accounts	(6,408)	(10,336)
Time deposits	8,646	(1,470)
Short-term borrowings	17,100	10,650
Proceeds from the issuance of dividend reinvestment plan shares	121	68
Cash dividends paid	(463)	(426)

Net cash provided by (used in) financing activities	18,996	(1,514)

Net decrease in cash and cash equivalents	(16,909)	(22,968)
Cash and cash equivalents at beginning of year	27,634	35,403

Cash and cash equivalents at end of period	$10,725	$12,435

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,473	$2,896
Noncash items:
Transfers of loans to foreclosed assets		213
Unrealized losses on investment securities available-for-sale, net	$3	$297
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of presentation:
The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries, Community Bank and Trust Company, including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation, and Comm Realty Corporation (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in the consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2007, are not necessarily indicative of the results of operations that may be expected in the future.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.
2. Earnings per common share:
The Company had no dilutive potential common shares outstanding during the three-month period ended March 31, 2007 and 2006, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
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
Our earnings depend largely upon net interest income. The relationship between our cost of funds, deposits and borrowings, and the yield on our interest-earning assets, loans and investments all influence net interest income levels. This relationship, defined as the net interest spread, fluctuates and is affected by regulatory, economic and competitive factors that influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. As part of our interest rate risk (“IRR”) strategy, we monitor the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities to control our exposure to interest rate changes.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The larger size of these companies affords them the opportunity to offer some specialized products and services not offered by us. We are constantly striving to meet the convenience and needs of our customers and to enlarge our customer base, however, we cannot assure that these efforts will be successful.
Critical Accounting Policies:
Our financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
We monitor the adequacy of the allocated portion of the allowance quarterly and adjust the allowance through normal operations. This self-correcting mechanism reduces potential differences between estimates and actual observed losses. In addition, the unallocated portion of the allowance is examined quarterly to ensure that it remains relatively constant in relation to the total allowance unless there are changes in the related criteria that would indicate a need to either increase or decrease it. The determination of the allowance for loan losses level is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, we cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required resulting in an adverse impact on operating results.
Fair values of financial instruments, in cases where quoted market prices are not available, are based on estimates using present value or other valuation techniques which are subject to change.
Real estate acquired in connection with foreclosures or in satisfaction of loans is written-down to the lower of the related loan balance or fair market value less cost to sell. Fair market value for real estate properties are based upon estimates derived through independent appraisals. However, proceeds realized from sales may ultimately be higher or lower than those estimates.
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
Intangible assets include goodwill. The valuation of goodwill is analyzed at least annually for impairment.
For a further discussion of our significant account policies, refer to the note entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended December 31, 2006. This note lists the significant accounting policies used by management in the development and presentation of our financial statements. The section entitled “Risk Factors” located in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006, this Management’s Discussion and Analysis, the Notes to the Consolidated Financial Statements, and other financial statement disclosures identify and address key variables and other qualitative and

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
quantitative factors that are necessary for the understanding and valuation of our financial position, results of operations and cash flows.
Operating Environment:
Economic growth in the United States was sluggish during the first quarter of 2007, as evidenced by a slight increase of 1.3 percent in the gross domestic product. Despite the reduced growth, consumer spending remained strong, increasing by a solid 3.8 percent. In addition, businesses increased spending by 2.0 percent. However, these gains were almost entirely offset by a 17.0 percent retraction in residential construction. Inflation escalated in the first quarter of 2007 caused by rising energy prices. According to the Bureau of Economic Analysis, the price index for gross domestic purchases, which measures prices paid by U.S. residents, increased 3.6 percent in the first quarter of 2007 compared to an increase of 0.2 percent in the fourth quarter of 2006. Due to these economic factors, the Federal Open Market Committee (“FOMC”) chose to leave the federal funds target rate unchanged at 5.25 percent during the first quarter.
Review of Financial Position:
Strong loan demand was the primary factor impacting our balance sheet for the first quarter of 2007. Total assets increased $20.9 million or at an annualized rate of 15.7 percent to $561.3 million at March 31, 2007, from $540.4 million at December 31, 2006. Loans, net of unearned income, rose $43.9 million to $452.0 million at the end of the first quarter of 2007 from $408.1 million at year end 2006. Similar to 2006, deposit gathering was slow during the first quarter. Total deposits increased only $2.3 million to $485.7 million at March 31, 2007, from $483.4 million at December 31, 2006. In order to support loan demand, we utilized repayments from our investment portfolio and short-term borrowing arrangements with the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”). Available-for-sale investment securities declined $7.6 million, while short-term borrowings increased $17.1 million from December 31, 2006. Stockholders’ equity increased $1.2 million to $55.3 million at the end of the first quarter of 2007, from $54.1 million at December 31, 2006.
On March 19, 2007, our Board of Directors approved a modified “Dutch Auction” tender offer to repurchase up to 110,000 shares of our outstanding common stock at a price between $46.00 and $52.00 per share. This tender offer commenced on March 19, 2007, and expired on April 13, 2007. We accepted for purchase 94,845.436 shares, representing approximately 5.1 percent of the shares outstanding, at a price of $52.00 per share. We believe this action will have a positive impact on return on average equity and earnings per share going forward.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Beginning on April 1, 2007, we announced the rollout of our new service offering, CB&T Direct SM remote image capture system. This new service will provide certain business customers with banking capabilities that were previously offered only at our branch offices. These customers will be able to process deposits at their place of business directly through a remote scanner that reads the information on the checks and sends it electronically to the bank. Their accounts will be credited automatically without the customer or their employees ever having to leave the office. We believe this new service will provide greater efficiency for both us and our customers.
We are also in the process of developing a private banking division. Through this division, our larger more complex customers will have the benefit of a dedicated banking advisor who will coordinate and support all their financial and wealth management needs.
Investment Portfolio:
Our investments are predominantly comprised of short-term obligations of U.S. Government agencies and intermediate-term, tax-exempt obligations of states and municipalities. We utilize the cash flows from maturities of U.S. Government agencies to fund future loan demand. Tax-exempt obligations of states and municipalities assist us in lowering our tax burden. U.S. Government agency securities totaled $32.3 million at March 31, 2007, while tax-exempt state and municipal obligations totaled $31.4 million. These investment classifications constituted 76.1 percent of the investment portfolio at March 31, 2007.
The carrying values of the major classifications of available-for-sale securities as they relate to the total investment portfolio at March 31, 2007, and December 31, 2006, are summarized as follows:
Distribution of investment securities available-for-sale

	March 31,		December 31,
	2007		2006
	Amount	%	Amount	%
U.S. Government agencies	$32,268	38.59%	$39,201	42.98%
State and municipals:
Taxable	11,833	14.15	11,912	13.06
Tax-exempt	31,390	37.54	30,956	33.94
Mortgage-backed securities	6,156	7.36	7,760	8.51
Equity securities:
Restricted	1,693	2.03	1,206	1.32
Other	272	0.33	178	0.19

Total	$83,612	100.00%	$91,213	100.00%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Investment securities totaled $83.6 million at March 31, 2007, a decrease of $7.6 million from $91.2 million at December 31, 2006. As a percentage of earning assets, investments securities equaled 15.6 percent at the close of the first quarter compared to 18.2 percent at year-end 2006. We received $18.0 million in maturities and repayments from investment securities during the first quarter of 2007. These funds were primarily used to fund loan demand. Securities purchased during the three months ended March 31, 2007, totaled $10.4 million and were primarily comprised of short-term single maturity bonds of U.S. Government-sponsored agencies. The short-term nature of these bonds ensure the certainty of cash flows for liquidity purposes.
We experienced only a slight variation in the market value of our investment portfolio from the end of 2006. The unrealized holding gain equaled $954, net of income taxes of $492 at March 31, 2007, compared to $957, net of income taxes of $493 at the end of 2006.
For the three months ended March 31, 2007, the investment portfolio averaged $84.6 million, a decrease of $15.3 million or 15.3 percent compared to $99.9 million for the same three months of 2006. The tax-equivalent yield on our investment portfolio rose 67 basis points to 5.49 percent for the first quarter of 2007 compared to 4.82 percent for the same quarter last year. In addition to yield analysis, we utilize a total return approach to measure the investment portfolio’s performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio’s total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains and losses, whether realized or unrealized. Due to the slight depreciation in market value of our investment portfolio, the total return for the investment portfolio weakened to 4.8 percent for the 12 months ended March 31, 2007, from 5.2 percent for the 12 months ended December 31, 2006.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at March 31, 2007, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Maturity distribution of available-for-sale portfolio

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
March 31, 2007	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Amortized cost:
U.S. Government agencies	$32,312	5.04%							$32,312	5.04%
State and municipals:
Taxable	8,342	3.07	$3,641	2.73%					11,983	2.97
Tax-exempt	130	3.46	5,723	7.59	$18,884	7.58%	$5,116	7.41%	29,853	7.53
Mortgage-backed securities	4,770	5.19	1,196	4.54	221	6.27			6,187	5.10
Equity securities:
Restricted							1,693	2.18	1,693	2.18
Other							138	5.65	138	5.65

Total	$45,554	4.69%	$10,560	5.57%	$19,105	7.56%	$6,947	6.10%	$82,166	5.59%

Fair value:
U.S. Government agencies	$32,268								$32,268
State and municipals:
Taxable	8,286		$3,547						11,833
Tax-exempt	130		5,923		$19,825		$5,512		31,390
Mortgage-backed securities	4,750		1,183		223				6,156
Equity securities:
Restricted							1,693		1,693
Other							272		272

Total	$45,434		$10,653		$20,048		$7,477		$83,612

Loan Portfolio:
Business spending rose 2.0 percent in the first quarter of 2007. Spending for equipment and software increased by 1.9 percent, while nonresidential construction increased 2.0 percent. The increase in business spending led to annualized growth of 7.2 percent in commercial and industrial loans at all commercial banks throughout the United States from the end of 2006. Similarly, we experienced strong demand for our commercial loan products. Commercial loans grew $39.4 million or 27.4 percent to $183.2 milllion at

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
March 31, 2007, from $143.8 million at year-end 2006. Tax-exempt commercial loans rose $26.5 million, while taxable commercial loans increased $12.9 million. In addition, commercial mortgage loans increased $1.2 million from the end of 2006. Commercial leases grew 12.0 percent.
Despite relatively low mortgage rates, excess inventory and weak demand continued to pose challenges to the housing market. The rate for a 30-year, fixed rate mortgage was 6.16 percent at March 31, 2007, 16 basis points lower than 6.32 percent one year earlier. Low mortgage rates did not impact demand, as sales for new homes were down 23.0 percent compared to last year. In addition, the inventory of new homes on the market at the end of the first quarter equaled a 7.8 month supply, compared to a 6.1 month supply one year ago. Furthermore, existing home sales fell 8.4 percent in March 2007, the greatest decline in 18 years. As a result of the ailing housing market, residential mortgage lending in the banking industry declined in the first quarter, as evidenced by an $11.3 billion decrease in real estate loans for all commercial banks to $3,316.6 billion at March 31, 2007, from $3,327.9 billion at year-end 2006. Contrary to the banking industry, we experienced a $2.0 million or 2.0 percent increase in residential mortgage loans to $102.7 million at March 31, 2007, from $100.7 million at December 31, 2006. The majority of the growth was concentrated in home equity loans.
The weakness in the housing market impacted the activity in our secondary mortgage department. Residential mortgage loans serviced for the Federal National Mortgage Association (“FNMA”) decreased $353 or at an annual rate of 1.2 percent to $114.8 million at the end of the first quarter of 2007 from $115.1 million at the end of 2006. In comparison, for the first quarter of 2006, residential mortgage loans serviced for the FNMA grew at an annualized rate of 5.5 percent. For the three months ended March 31, residential mortgages sold to the FNMA totaled $2.2 million in 2007 compared to $4.1 million in 2006. Net gains realized on the sale of residential mortgages totaled $43 for the first quarter of 2007, compared to $72 for the same quarter last year.
Our consumer portfolio grew $1.2 million or 3.8 percent from the end of 2006. The majority of the increase was concentrated in indirect lending. Revolving credit, including credit cards and overdraft protection lines of credit, decreased in the first quarter of 2007.
Average loans grew $23.3 million or 5.6 percent to $441.3 million for the quarter ended March 31, 2007, from $418.0 million for the same quarter of 2006. The 50 basis point positive differential in the prime rate comparing the first quarters of 2007 and 2006 resulted in a corresponding 50 basis point increase in the tax-equivalent yield on our loan portfolio. For the first quarter of 2007, the tax-equivalent yield on

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
the loan portfolio was 7.27 percent, compared to 6.77 percent for the same quarter of 2006. However, loan yields appear to have stabilized. The tax-equivalent yield on the loan portfolio increased only 7 basis points from 7.20 percent in the fourth quarter of 2006. We anticipate loan yields to remain relatively constant for the remainder of 2007 given the stability in the National Prime Rate.
The composition of the loan portfolio at March 31, 2007, and December 31, 2006, is summarized as follows:
Distribution of loan portfolio

	March 31,		December 31,
	2007		2006
	Amount	%	Amount	%
Commercial, financial and others	$183,159	40.52%	$143,792	35.24%
Real estate:
Construction	7,325	1.62	5,513	1.35
Mortgage	227,043	50.24	225,703	55.31
Consumer, net	32,743	7.24	31,546	7.73
Lease financing, net	1,703	0.38	1,520	0.37

Loans, net of unearned income	451,973	100.00%	408,074	100.00%

Less: allowance for loan losses	4,635		4,435

Net loans	$447,338		$403,639

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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity and sensitivity information of the loan portfolio to changes in interest rates by major classification at March 31, 2007, is summarized as follows:
Maturity distribution and interest sensitivity of loan portfolio

		After one
	Within	but within	After
March 31, 2007	one year	five years	five years	Total

Maturity schedule:
Commercial, financial and others	$84,354	$48,847	$49,958	$183,159
Real estate:
Construction	7,325			7,325
Mortgage	25,181	84,286	117,576	227,043
Consumer, net	4,811	21,145	6,787	32,743
Lease financing, net	342	1,361		1,703

Total	$122,013	$155,639	$174,321	$451,973

Sensitivity schedule:
Predetermined interest rates	$58,929	$82,645	$70,887	$212,461
Floating or adjustable interest rates	63,084	72,994	103,434	239,512

Total	$122,013	$155,639	$174,321	$451,973

In addition to the risks inherent in our loan portfolio, in the normal course of business we are also a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments include legally binding commitments to extend credit, unused portions of home equity and credit card lines and commercial letters of credit, and may involve, to varying degrees, elements of credit risk and IRR in excess of the amount recognized in the financial statements.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of the collateral obtained, if deemed necessary by us, is based on our credit evaluation of the customer.
Unused portions of home equity and credit card lines are commitments for possible future extensions of credit to existing customers. Unused portions of home equity lines are collateralized and generally have a fixed expiration date. Credit card lines are uncollateralized and usually do not carry a specific maturity date. Unused portions of home equity and credit card lines ultimately may not be drawn upon to the total extent to which we are committed.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Commercial letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all commercial letters of credit have expiration dates within one year and often expire unused in whole or in part by the customer. The carrying value of the liability for our obligations under guarantees was not material at March 31, 2007 and December 31, 2006.
Credit risk is the principal risk associated with these instruments. Our involvement and exposure to credit loss in the event that the instruments are fully drawn upon and the customer defaults is represented by the contractual amounts of these instruments. In order to control credit risk associated with entering into commitments and issuing letters of credit, we employ the same credit quality and collateral policies in making commitments that we use in other lending activities. We evaluate each customer’s creditworthiness on a case-by-case basis, and if deemed necessary, obtain collateral. The amount and nature of the collateral obtained is based on our credit evaluation.
The contractual amounts of off-balance sheet commitments at March 31, 2007 and December 31, 2006, are summarized as follows:
Distribution of off-balance sheet commitments

	March 31,	December 31,
	2007	2006

Commitments to extend credit	$75,489	$66,192
Unused portions of home equity and credit card lines	12,678	15,777
Commercial letters of credit	21,262	21,405

Total	$109,429	$103,374

We record an allowance for credit losses, if deemed necessary, separately as a liability. The allowance was deemed immaterial at March 31, 2007 and December 31, 2006. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.
Asset Quality:
Our asset quality deteriorated slightly from year-end 2006. Nonperforming assets increased $791 to $3,445 at March 31, 2007, from $2,654 at December 31, 2006. The ratio of nonperforming assets to loans, net of unearned income, and foreclosed assets equaled 0.76 percent at March 31, 2007 and 0.65 percent at December 31, 2006. The deterioration resulted from an increase of $851 in accruing loans past due 90 days or more, partially offset by a reduction in nonaccrual loans of $60.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
There were five properties with an aggregate carrying value of $352 in foreclosed assets at March 31, 2007 and December 31, 2006. There was no activity regarding these properties during the three months ended March 31, 2007.
We anticipate economic conditions in our local market area to remain favorable for the remainder of 2007. However, should economic conditions weaken, borrowers’ ability to make timely loan payments could be hindered. The possibility exists that these levels could deteriorate should this occur. In addition, rising interest rates could pose credit risk, as borrowers with adjustable-rate loans may not be able to meet higher debt service requirements.
Information concerning nonperforming assets at March 31, 2007, and December 31, 2006, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers’ ability to comply with present loan repayment terms.
Distribution of nonperforming assets

	March 31,	December 31,
	2007	2006

Nonaccrual loans:
Commercial, financial and others	$1,022	$1,060
Real estate:
Construction
Mortgage	861	856
Consumer, net	67	94
Lease financing, net

Total nonaccrual loans	1,950	2,010

Accruing loans past due 90 days or more:
Commercial, financial and others	148	13
Real estate:
Construction
Mortgage	917	217
Consumer, net	62	60
Lease financing, net	16	2

Total accruing loans past due 90 days or more	1,143	292

Total nonperforming loans	3,093	2,302

Foreclosed assets	352	352

Total nonperforming assets	$3,445	$2,654

Ratios:
Nonperforming loans as a percentage of loans, net	0.68%	0.56%
Nonperforming assets as a percentage of loans, net, and foreclosed assets	0.76%	0.65%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council Interagency Policy Statement, as amended December 13, 2006, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” for loans specifically identified to be individually evaluated for impairment and the requirements of SFAS No. 5, “Accounting for Contingencies,” for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.
We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our loan review department identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning impaired loans at March 31, 2007, and December 31, 2006, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.
Distribution of impaired loans

	March 31,	December 31,
	2007	2006

Nonaccrual loans:
Commercial, financial and others	$1,022	$1,060
Real estate:
Construction
Mortgage	861	856
Consumer, net	67	94
Lease financing, net

Total nonaccrual loans	1,950	2,010

Accruing loans:
Commercial, financial and others	2,074	1,312
Real estate:
Construction
Mortgage	6,533	6,334
Consumer, net	40	44
Lease financing, net

Total accruing loans	8,647	7,690

Total impaired loans	$10,597	$9,700

Ratio:
Impaired loans as a percentage of loans, net	2.34%	2.38%
Information relating to the recorded investment in impaired loans at March 31, 2007 and December 31, 2006, is summarized as follows:

	March 31,	December 31,
	2007	2006

Impaired loans:
With a related allowance	$7,913	$8,017
With no related allowance	2,684	1,683

Total	$10,597	$9,700

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The analysis of changes affecting the allowance for loan losses related to impaired loans for the quarter ended March 31, 2007, is summarized as follows:

March 31,
2007

Balance at January 1	$2,410
Provision for loan losses	(7)
Loans charged-off
Loans recovered

Balance at period-end	$2,403

Interest income on impaired loans that would have been recognized had the loans been current, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 2007 and 2006, are summarized as follows:

Three Months Ended March 31	2007	2006

Gross interest due under terms	$203	$106
Interest income recognized	212	142

Interest income not recognized (recognized in excess of due)	$(9)	$(36)

Interest income recognized (cash-basis)	$212	$142

Average recorded investment in impaired loans	$10,771	$5,589
For the three months ended March 31, cash received on impaired loans applied as a reduction of principal totaled $218 in 2007 and $362 in 2006. There were no commitments to extend additional funds to parties having impaired loans at March 31, 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allocation of the allowance for loan losses at March 31, 2007 and December 31, 2006, is summarized as follows:
Allocation of the allowance for loan losses

	March 31,		December 31,
	2007		2006
		Category		Category
		as a		as a
		% of		% of
	Amount	loans	Amount	loans

Allocated allowance:
Specific:
Commercial, financial and others	$973	0.68%	$1,000	0.58%
Real estate:
Construction
Mortgage	1,344	1.64	1,296	1.76
Consumer, net	86	0.02	114	0.03
Lease financing, net

Total specific	2,403	2.34	2,410	2.37

Formula:
Commercial, financial and others	136	39.84	120	34.66
Real estate:
Construction		1.62		1.35
Mortgage	434	48.60	520	53.55
Consumer, net	344	7.22	374	7.70
Lease financing, net		0.38		0.37

Total formula	914	97.66	1,014	97.63

Total allocated allowance	3,317	100.00%	3,424	100.00%

Unallocated allowance	1,318		1,011

Total allowance for loan losses	$4,635		$4,435

The allocated element of the allowance for loan losses account was $3,317 at March 31, 2007, a decrease of $107 from $3,424 at December 31, 2006. The change from year-end primarily resulted from a $100 decrease in the formula portion of the allowance for impairment of loans collectively evaluated under SFAS No. 5. The total loss factors for collectively evaluated loans declined from year-end 2006 due to an improvement in the average of net charge-offs for the past eight quarters. The specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114 was relatively stable at $2,403 at March 31, 2007, compared to $2,410 at the end of 2006.
The unallocated portion of the allowance for loan losses increased $307 to $1,318 at the end of the first quarter of 2007 from $1,011 at year-end 2006. We believe the unallocated portion of the allowance for loan losses account is sufficient to cover any inherent losses in the loan portfolio

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
that have not been identified as part of the allocated allowance using our impairment methodology.
A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 2007, is summarized as follows:
Reconciliation of allowance for loan losses

March 31,
2007

Allowance for loan losses at beginning of period	$4,435
Loans charged-off:
Commercial, financial and others	1
Real estate:
Construction
Mortgage
Consumer, net	45
Lease financing, net

Total	46

Loans recovered:
Commercial, financial and others	4
Real estate:
Construction
Mortgage
Consumer, net	17
Lease financing, net

Total	21

Net loans charged-off	25

Provision charged to operating expense	225

Allowance for loan losses at end of period	$4,635

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.02%
Allowance for loan losses as a percentage of period end loans	1.03%
The allowance for loan losses account equaled $4,635 or 1.03 percent of loans, net of unearned income, at March 31, 2007, compared to $4,435 or 1.09 percent at year-end 2006. The provision for loan losses of $225 exceeded net charge-offs of $25, which resulted in the $200 increase in the allowance for loan losses account. At March 31, 2007, the allowance for loan losses covered 134.5 percent of nonperforming assets, compared to 167.1 percent of nonperforming assets at December 31, 2006.
Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Any subsequent recoveries are credited to the allowance account. Net charge-off levels for the first quarter improved significantly. Loans charged-off, net of recoveries, for the first quarter amounted to $25 or 0.02 percent of average loans outstanding in 2007, a decline of $132 from $157 or 0.15 percent in 2006.
Deposits:
Disposable personal income in the United States rose 8.8 percent in the first quarter of 2007. Despite this increase, the personal savings rate fell 1.0 percent, the eighth consecutive quarter of negative growth. As a result, competition for deposits remained intense. Our deposit gathering was impacted by this competition. We offered a promotional rate, 5-month certificate of deposit in an effort to retain our current customer base. In addition, cyclical deposit trends of certain business and not-for-profit customers also affected our deposit composition. Overall, we experienced subdued growth of $2.3 million in total deposits to $485.7 million at March 31, 2007, from $483.4 million at the end of 2006. Noninterest-bearing accounts increased $1.8 million, while interest-bearing accounts rose $0.5 million. The increase in interest-bearing accounts was primarily caused by an increase of $8.7 million in total time deposits, which was almost entirely offset by a decline in interest-bearing transaction accounts of $8.2 million. The decline in interest-bearing transaction accounts was directly related to the cyclical deposit trends, as these account balances vary due to timing of tax receipts and disbursements and government contracts.
The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 2007 and 2006, are summarized as follows:
Deposit distribution

	March 31,		March 31,
	2007		2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Interest-bearing:
Money market accounts	$29,314	3.00%	$32,688	2.37%
NOW accounts	64,371	3.15	59,142	2.05
Savings accounts	99,502	1.40	114,254	1.20
Time deposits less than $100	178,635	4.37	187,179	3.84
Time deposits $100 or more	38,102	4.78	22,293	4.02

Total interest-bearing	409,924	3.40%	415,556	2.75%
Noninterest-bearing	71,670		66,601

Total deposits	$481,594		$482,157

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the three months ended March 31, total deposits averaged $481.6 million in 2007, compared to $482.2 million in 2006. Noninterest-bearing deposits rose $5.1 million or 7.6 percent, while interest-bearing deposits decreased $5.7 million or 1.4 percent. Average interest-bearing deposits experienced some disintermediation due to higher short-term interest rates which caused the composition of our deposit portfolio to change. Specifically, average savings accounts declined $14.8 million or 12.9 percent. Conversely, total time deposits averaged $7.3 million higher, as depositors chose to invest in higher-yielding products. This disintermediation, coupled with higher short-term interest rates, caused a 67 basis point increase in our cost of funds to 3.45 percent for the first quarter of 2007 from 2.78 percent for the same quarter of 2006. We anticipate that short-term interest rates will be stable for the remainder of 2007. However, our cost of funds could be negatively impacted should competition within our market area escalate.
As a result of the short-term certificate of deposit promotion offered during the first quarter of 2007, volatile deposits, time deposits in denominations of $100 or more, increased $7.4 million to $43.3 million at March 31, 2007, from $35.9 million at December 31, 2006. These deposits averaged $38.1 million in 2007, an increase of $15.8 million or 70.9 percent from $22.3 million in 2006. In addition, the promotion impacted the cost of these deposits. The average cost of large denomination time deposits rose 76 basis points to 4.78 percent for the first three months of 2007 from 4.02 percent for the same three months of last year.
Maturities of time deposits $100 or more at March 31, 2007, and December 31, 2006, are summarized as follows:
Maturity distribution of time deposits of $100 or more

	March 31,	December 31,
	2007	2006

Within three months	$10,352	$5,307
After three months but within six months	13,702	6,923
After six months but within twelve months	9,129	13,136
After twelve months	10,165	10,554

Total	$43,348	$35,920

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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
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
Due to the current interest rate environment, characterized by an inverted yield curve, it has become very difficult to manage IRR. Due to this interest rate environment, IRR and effectively managing it have become very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should we have material weaknesses in our risk management process or high exposure relative to our capital, bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.
The Asset/Liability Committee (“ALCO”), comprised of members of our Board of Directors, senior management and other appropriate officers, oversees our IRR management program. Specifically, ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes several computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate sensitive assets (“RSA”) and rate sensitive liabilities (“RSL”), and overall operating results and financial position. One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by a RSA/RSL ratio less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.
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
Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
March 31, 2007	three months	twelve months	five years	five years	Total

Rate sensitive assets:
Investment securities	$15,639	$29,795	$10,653	$27,525	$83,612
Loans held for sale, net	1,967				1,967
Loans, net of unearned income	128,759	89,803	160,433	72,978	451,973

Total	$146,365	$119,598	$171,086	$100,503	$537,552

Rate sensitive liabilities:
Money market accounts	$22,267	$6,888			$29,155
NOW accounts	48,255	13,820			62,075
Savings accounts	10,964		$87,655		98,619
Time deposits less than $100	32,052	75,874	56,858	$12,824	177,608
Time deposits $100 or more	10,352	22,831	10,165		43,348
Short-term borrowings	17,100				17,100

Total	$140,990	$119,413	$154,678	$12,824	$427,905

Rate sensitivity gap:
Period	$5,375	$185	$16,408	$87,679
Cumulative	$5,375	$5,560	$21,968	$109,647	$109,647

RSA/RSL ratio:
Period	1.04	1.00	1.11	7.84
Cumulative	1.04	1.02	1.05	1.26	1.26
At March 31, 2007, we had a cumulative one-year RSA/RSL ratio of 1.02, which was a decrease from 1.22 one year earlier. In the second half of 2006, ALCO began to reduce our positive gap position in response to a change in the FOMC’s monetary policy stance. Reducing the positive gap position provides a better balance between repricing RSA and RSL given the stability of interest rates. With regard to RSA, we predominantly offer commercial loans with adjustable-rate terms that either reprice immediately or within one year. RSL were more difficult to manage given the current rate environment characterized by an inverted yield curve. Early in 2007, we began offering a promotional certificate of deposit with a 5-month maturity. As a result of the short-term nature of this product, RSL maturing within one year increased to almost the same level as RSA. This equilibrium position indicates that approximately the same amount of RSA

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
would reprice as RSL, thereby causing changes in market rates to have almost no effect on net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.
Specifically the decrease in our RSA/RSL ratio resulted from a $52.7 million or 25.3 percent increase in RSL, partially offset by a $12.0 million or 4.7 percent increase in RSA maturing or repricing within one year. With regard to RSL maturing or repricing within 12 months, the short-term certificate of deposit promotion resulted in an increase in total time deposits of $46.9 million. Time deposits less than $100 maturing or repricing within this time frame rose $21.5 million, while large denomination time deposits increased $25.4 million. Also affecting RSL was a $6.5 million increase in short-term borrowings. The change in interest-bearing transaction accounts, including money market, NOW and savings accounts was immaterial.
With respect to RSA maturing or repricing within 12 months, the increase primarily resulted from an $11.0 million increase in investment securities maturing within 12 months. Due to the inverted yield curve, we continued to reinvest repayments, not used to fund loan demand, into short-term, single maturity bonds of U.S. Government agencies. Loans, net of unearned income, maturing or repricing in one year increased $1.5 million, while loans held for sale, net, declined $0.5 million.
Our three-month ratio at March 31, 2007, also decreased as compared to one year earlier. At the end of the first quarter of 2007 this ratio equaled 1.04 as compared to 1.26 at March 31, 2006. The change in the three-month ratio resulted primarily from a $21.7 million increase in RSL, which can be explained by reasons similar to those for the one-year ratio.
Static gap analysis, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position, variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of our Asset/Liability Management Policy assigns money market and NOW accounts to the “Due after three but within twelve months” repricing interval. In reality, these items may reprice less frequently and in different magnitudes than changes in general interest rate levels.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2007, produced results that were similar to those indicated by the one-year static gap position. Specifically, given instantaneous and parallel shifts in general market rates of plus and minus 100 basis points, we would experience only a slight variation in net interest income. We will continue to monitor our IRR position in 2007 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a favorable IRR position.
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
Liquidity:
Liquidity management is essential to our continuing operations as it gives us the ability to meet our financial obligations as they come due, as well as to take advantage of new business opportunities as they arise. Our financial obligations include, but are not limited to, the following:
•	Funding new and existing loan commitments;

•	Payment of deposits on demand or at their contractual maturity;

•	Repayment of borrowings as they mature;

•	Payment of lease obligations; and

•	Payment of operating expenses.
With the exception of $17.1 million in short-term borrowings outstanding with the FHLB-Pgh at March 31, 2007, our contractual obligations did not change significantly from the amounts reported in our Annual Report on Form 10-K for the period ended December 31, 2006. We believe our liquidity position will be adequate to support our contractual obligations as they come due.
We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after 2007. Our noncore funds at March 31, 2007, consisted of short-term borrowings with the FHLB-Pgh and time deposits in denominations

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
of $100 or more. Time deposits in denominations of $100 or more are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2007, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 3.1 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 1.0 percent at the end of the first quarter of 2007. These ratios indicate that we had some reliance on noncore funds at March 31, 2007. Comparatively, our ratios at year-end 2006 were negative indicating that we had no reliance on noncore funds. This change resulted from a decrease in short-term investments, coupled with an increase in time deposits greater than $100 and the utilization of short-term borrowing arrangements.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold. Cash and cash equivalents decreased $16.9 million in the first quarter of 2007. In comparison, cash and cash equivalents decreased $23.0 million in the same period last year. For the three months ended March 31, 2007, a net cash outflow from investing activities more than offset net cash inflows from operating and financing activities. In comparison to the same three months of 2006, investing and financing activities resulted in net cash outflows, while operating activities provided us with net cash.
Primary investing activities involve transactions related to our lending activities and investment securities. Net cash used in investing activities for the first quarter increased $14.2 million to $36.5 million in 2007 from $22.3 million in 2006. Strong loan demand resulted in an $8.3 million increase in net cash used for lending activities to $44.0 million in 2007 from $35.7 million in 2006. In addition, proceeds received from repayments of investment securities, net of purchases, decreased for the three months ended March 31, to $7.6 million in 2007 from $13.5 million in 2006.
Operating activities provided net cash of $0.6 million for the first three months of 2007, compared to $0.8 million for the same period of 2006. Net income, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses, and net changes in current assets, is the primary source of funds from operations.
Deposit gathering is our predominant financing activity. We received $19.0 million in net cash from financing activities for the first three months of 2007. For the same period of 2006, we used net cash in financing activities of

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
$1.5 million. Cyclical trends usually cause a decrease in deposits during the first quarter. In addition, competition for deposits remained intense. Deposit gathering rebounded slightly comparing the first quarters of 2007 and 2006. We received $2.2 million in net cash from deposit gathering in 2007, compared to a reduction in net cash of $11.8 million due to deposit runoffs in 2006. In addition, we utilized short-term borrowings of $17.1 million from the FHLB-Pgh as a source of liquidity, compared to $10.6 million last year.
Capital Adequacy:
Our stockholders’ equity increased $1.2 million to $55.3 million or $29.85 per share at March 31, 2007, compared to $54.1 million or $29.27 per share at December 31, 2006. Net income of $1,505 was the primary factor leading to the improvement. Partially offsetting net income were net cash dividends declared of $360 and an increase in the other comprehensive loss resulting from market value fluctuations of the investment portfolio of $3.
We declared dividends of $481 or $0.26 per share for the quarter ended March 31, 2007. The dividend payout ratio was 32.0 percent and 29.9 percent for the first quarters of 2007 and 2006. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the first quarter of 2007, 2,831 shares were issued under this plan.
As previously mentioned, a modified “Dutch Auction” tender offer to purchase up to 110,000 shares of our common stock at a price between $46.00 and $52.00 per share commenced on March 19, 2007. This tender offer, which was approved by our Board of Directors, expired on April 13, 2007. As a result, we purchased 94,845.436 shares, or approximately 5.1 percent of outstanding shares, for $4.9 million.
In addition to the tender offer, management periodically purchases shares of our common stock under a repurchase program. This repurchase program is unaffected by the tender offer. There were no securities repurchased under this program during the three months ended March 31, 2007. At March 31, 2007, 38,374 shares authorized under this program were available to be repurchased.
We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-weighted assets ratio of 4.0 percent and a total capital to risk-weighted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2007 and 2006. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Our and Community Bank’s capital ratios at March 31, 2007 and 2006, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:
Regulatory capital

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
March 31	2007	2006	2007	2006	2007	2006

Basis for ratios:
Tier I capital to risk-weighted assets:
Consolidated	$53,894	$49,465	$18,539	$17,696
Community Bank	52,006	47,421	18,510	17,662	$27,765	$26,493
Total capital to risk-weighted assets:
Consolidated	58,529	53,616	37,078	35,392
Community Bank	56,641	51,572	37,021	35,324	46,276	44,155
Tier I capital to total average assets less intangibles assets:
Consolidated	53,894	49,465	21,977	21,668
Community Bank	52,006	47,421	$21,940	$21,626	$27,425	$27,032

Risk-weighted assets:
Consolidated	450,157	422,572
Community Bank	449,434	421,719
Risk-weighted off-balance sheet items:
Consolidated	13,323	19,831
Community Bank	13,323	19,831
Average assets for Leverage ratio:
Consolidated	549,421	541,705
Community Bank	$548,496	$540,650

Ratios:
Tier I capital as a percentage of risk- weighted assets and off-balance sheet items:
Consolidated	11.6%	11.2%	4.0%	4.0%
Community Bank	11.2	10.7	4.0	4.0	6.0%	6.0%
Total of Tier I and Tier II capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	12.6	12.1	8.0	8.0
Community Bank	12.2	11.7	8.0	8.0	10.0	10.0
Tier I capital as a percentage of total average assets less intangibles assets:
Consolidated	9.8	9.1	4.0	4.0
Community Bank	9.5%	8.8%	4.0%	4.0%	5.0%	5.0%
We and Community Bank have consistently maintain regulatory capital ratios well above the minimum levels of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following: (i) a Tier I

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent. Based on the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at March 31, 2007. There are no conditions or events since this notification that we believe have changed Community Bank’s category.
We anticipate that our risk-based capital ratios will decrease upon the completion of the previously mentioned tender offer. However, pro forma ratios included in the Schedule TO filed with the Securities and Exchange Commission (“SEC”), assumed the entire 110,000 shares were repurchased at the maximum purchase price of $52.00 per share, and indicated that we and Community Bank would still be considered well capitalized under regulatory guidelines.
Review of Financial Performance:
We reported net income of $1,505 or $0.81 per share for the first quarter of 2007, compared to $1,550 or $0.84 per share for the same quarter of 2006. An improvement in net interest income was more than entirely offset by a higher provision for loan losses, increased noninterest expense and a reduction in noninterest income. Return on average assets and return on average equity equaled 1.11 percent and 11.12 percent for the three months ended March 31, 2007 compared to 1.16 percent and 12.47 percent for the same three months of 2006.
Net Interest Income:
Net interest income is still the fundamental source of earnings for commercial banks. Moreover, fluctuations in the level of noninterest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits, short-term borrowings and long-term debt comprise interest-bearing liabilities. Net interest income is impacted by:
•	Variations in the volume, rate and composition of earning assets and interest-bearing liabilities;

•	Changes in general market rates; and

•	The level of nonperforming assets.
Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
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
Net interest income changes due to rate and volume

	March 31,
	2007 vs. 2006
	Increase (decrease)
	attributable to
	Total
	Change	Rate	Volume
Interest income:
Loans:
Taxable	$977	$497	$480
Tax-exempt	(45)	16	(61)
Investments:
Taxable	(30)	104	(134)
Tax-exempt	(12)	20	(32)
Federal funds sold	(3)	1	(4)

Total interest income	887	638	249

Interest expense:
Money market accounts	26	47	(21)
NOW accounts	201	173	28
Savings accounts	5	52	(47)
Time deposits less than $100	154	238	(84)
Time deposits $100 or more	228	48	180
Short-term borrowings	60	17U	43

Total interest expense	674	575	99

Net interest income	$213	$63	$150

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the three months ended March 31, tax-equivalent net interest income rose $213 or 4.0 percent to $5,478 in 2007 from $5,265 in 2006. Growth in average earning assets, coupled with a positive rate variance, factored into the improvement.
A positive volume variance resulted in additional net interest income of $150. Average earning assets grew $7.7 million to $526.2 million for the first quarter of 2007 from $518.5 million for the same quarter last year. This growth resulted in additional interest revenue of $249. Loans, net of unearned income, averaged $23.4 million or 5.6 percent higher comparing the three months ended March 31, 2007 and 2006, which caused an increase in interest revenue of $419. Partially offsetting this increase, were decreases in average investments and federal funds sold. Investment securities averaged $84.6 million for the first quarter of 2007, a decrease of $15.3 million or 15.3 percent from $99.9 million for the same quarter of 2006. For the three months ended March 31, federal funds sold averaged $251 in 2007 and $670 in 2006. The decreases in investment securities and federal funds sold caused a reduction in interest revenue of $170.
Despite a $2.3 million decrease in average interest-bearing liabilities, interest expense increased by $99, which partially offset the additional revenue resulting from growth in earning assets. This increase in interest expense is attributed to the mix component, as we experienced significant growth in higher-costing deposit products. Specifically, average time deposits greater than $100 and NOW accounts grew $15.8 million and $5.2 million, while short-term borrowings rose $3.3 million. These increases resulted in additional interest expense of $180, $28 and $43. Only partially offsetting these increases to interest expense, were declines in average savings accounts of $14.7 million, time deposits less than $100 of $8.5 million and money market accounts of $3.4 million, which together reduced interest expense by $152.
A positive rate variance caused an increase in tax-equivalent net interest income of $63. Higher yields on our loan and investment portfolios were almost entirely offset by increased funding costs resulting from higher short-term market interest rates. The tax-equivalent yield on earning assets increased 59 basis points to 6.98 percent for the three months ended March 31, 2007, from 6.39 percent for the same period of 2006, and resulted in additional interest revenue of $638. Specifically, the tax-equivalent yield on the loan portfolio increased 50 basis points to 7.27 percent for the first quarter of 2007 from 6.77 percent for the same quarter of 2006. Adjustable-rate loans continued to reprice upward given a 50 basis point differential in the prime rate comparing 2007 and 2006. The yield on taxable loans rose 52 basis points, while the yield on tax-exempt loans increased 16 basis points. These yield increases combined to increase interest revenue by $513. Similarly, the tax-equivalent yield on the

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
investment portfolio increased 67 basis points. The yield on taxable investments rose 67 basis points, while the yield on tax-exempt investments increased 26 basis points, which combined to cause a positive effect on interest revenue of $124.
This additional revenue was almost entirely offset by greater interest expense of $575 resulting from a 67 basis point increase in the cost of funds to 3.45 percent for the first quarter of 2007 from 2.78 percent for the same quarter of 2006. Specifically, rates paid for interest-bearing transaction accounts rose significantly, as certain larger-balance, money market, NOW and savings accounts of local school districts and municipalities are priced in accordance with changes in the three-month U.S. Treasury. This rate was 5.04 percent at March 31, 2007, 41 basis points higher than 4.63 percent at March 31, 2006. As a result, the cost of money market, NOW and savings accounts rose 63 basis points, 110 basis points and 20 basis points when comparing the first quarters of 2007 and 2006, which combined to increase interest expense by $272. Rising short-term rates and increasing competition for deposits within our market area began to impact our time deposit costs. With regard to time deposits, although we did not aggressively compete for these deposits, we did offer preferential rates for special-term, non-renewable certificates in an effort to retain customers. As a result, the average rates paid for time deposits less than $100 and time deposits $100 or more rose 53 basis points and 76 basis points, which together negatively impacted interest expense by $286. Short-term borrowing costs increased 85 basis points, which resulted in additional interest expense of $17.
Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin improved 10 basis points to 4.22 percent in 2007 from 4.12 percent in 2006. Short-term interest rates are expected to be stable for the remainder of 2007. However, no assurance can be given that these conditions will remain. Net interest income could be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended March 31, 2007 and 2006, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the prevailing statutory tax rate of 34.0 percent.
Summary of net interest income

	March 31, 2007			March 31, 2006
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning assets:
Loans:
Taxable	$401,864	$7,301	7.37%	$374,452	$6,324	6.85%
Tax-exempt	39,463	606	6.23	43,507	651	6.07
Investments:
Taxable	54,897	584	4.31	68,482	614	3.64
Tax-exempt	29,701	562	7.67	31,413	574	7.41
Federal funds sold	251	3	4.85	670	6	3.63

Total earning assets	526,176	9,056	6.98%	518,524	8,169	6.39%
Less: allowance for loan losses	4,560			4,181
Other assets	28,217			27,782

Total assets	$549,833			$542,125

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$29,314	217	3.00%	$32,688	191	2.37%
NOW accounts	64,371	500	3.15	59,142	299	2.05
Savings accounts	99,502	344	1.40	114,254	339	1.20
Time deposits less than $100	178,635	1,924	4.37	187,179	1,770	3.84
Time deposits $100 or more	38,102	449	4.78	22,293	221	4.02
Short-term borrowings	10,684	144	5.47	7,374	84	4.62

Total interest-bearing liabilities	420,608	3,578	3.45%	422,930	2,904	2.78%
Noninterest-bearing deposits	71,670			66,601
Other liabilities	2,644			2,189
Stockholders’ equity	54,911			50,405

Total liabilities and stockholders’ equity	$549,833			$542,125

Net interest/income spread		$5,478	3.53%		$5,265	3.61%

Net interest margin			4.22%			4.12%

Tax equivalent adjustments:
Loans		$206			$221
Investments		191			195

Total adjustments		$397			$416

Note:	Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,424 and $1,400 for the first quarter of 2007 and 2006 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Provision for Loan Losses:
We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. For the three months ended March 31, the provision for loan loses was $225 in 2007 and $180 in 2006. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio.
Noninterest Income:
Noninterest income for the first quarter decreased $80 or 9.3 percent to $780 in 2007 from $860 in 2006. Service charges, fees and commission decreased $47, while the slowdown in the housing market resulted in a decrease of $33 in mortgage banking income.
The 6.3 percent reduction in service charges, fees and commissions to $705 for the three months ended March 31, 2007, resulted primarily from a 6.6 percent decrease in service charges, including overdraft fees, from demand deposit accounts coupled with a 32.9 percent decline in commissions from fiduciary-related services.
Noninterest Expense:
In general, noninterest expense is categorized into three main groups, including employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, including FDIC assessment, ther taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.
Noninterest expense for the first quarter increased $197 or 5.5 percent to $3,753 in 2007 from $3,556 in 2006. We experienced increases in all major expense categories. Our efficiency decreased as a result of the increased

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
expense, as evidenced by a deterioration in the operating efficiency ratio, an industry ratio used to measure productivity. The operating efficiency ratio, noninterest expenses divided by net interest income and noninterest income, deteriorated to 64.0 percent for the first quarter of 2007 compared to 62.3 percent for the same quarter last year. In addition, the overhead ratio, another measure of productivity, defined as noninterest expense as a percentage of total average assets, deteriorated to 2.8 percent for the three months ended March 31, 2007, from 2.7 percent for the three months ended March 31, 2006.
Major components of noninterest expense for the quarters ended March 31, 2007 and 2006, are summarized as follows:
Noninterest expenses

	Three Months Ended
	March 31,
	2007	2006
Salaries and employee benefits expense:
Salaries and payroll taxes	$1,484	$1,448
Employee benefits	395	342

Salaries and employee benefits expense	1,879	1,790

Net occupancy and equipment expense:
Net occupancy expense	321	317
Equipment expense	313	288

Net occupancy and equipment expense	634	605

Other expenses:
Marketing expense	159	113
Other taxes	134	131
Stationery and supplies	111	82
Contractual services	453	426
Insurance including FDIC assessment	51	62
Other	332	347

Other expenses	1,240	1,161

Total noninterest expense	$3,753	$3,556

Salaries and employee benefits expense comprise the majority of our noninterest expense. Employee related expenses rose $89 or 5.0 percent to $1,879 for the three months ended March 31, 2007, from $1,790 for the same period of the previous year. Increases in commercial loan staffing and higher health insurance costs were responsible for the increase.
Additional equipment-related costs associated with our new teller system resulted in a $29 or 4.8 percent increase in net occupancy and equipment expenses to $634 for the first three months of 2007, from $605 for the same period of 2006.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Other expenses rose $79 to $1,240 for the first quarter of 2007 compared to $1,161 for the same quarter of last year. The 6.8 percent increase resulted primarily from legal and professional costs incurred for filing the modified “Dutch Auction” tender offer of our common stock.
Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Deposit Insurance Fund (“DIF”) administered by the FDIC. Beginning in 2007, the annual DIF assessment rate will be determined first by the capital category we are assigned to by the FDIC and then on which supervisory group we are assigned to. Based on our latest assignments, we would be assessed at the lowest rates of those institutions posing the least amount of risk to the DIF and would expect to pay between 5 and 7 cents per $100 dollars of assessable deposits in 2007. We do not expect that the revisions made to the FDIC deposit insurance premium assessments will have a material effect on our operating results or financial position.
There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established the annual FICO assessment rates effective for the first quarter of 2007 at $0.0122 per $100 dollars of DIF-assessable deposits. Our FICO assessments were $15 and $16 for the first quarters of 2007 and 2006.
Income Taxes:
Income tax expense decreased $45 or 10.6 percent to $378 for the three months ended March 31, 2007, from $423 for the same three months of last year. For the first quarter, our effective tax rate decreased to 20.1 percent in 2007 from 21.4 percent in 2006. The decrease resulted from lower pre-tax income coupled with investment tax credits of $31 resulting from our investment as a limited partner in an elderly housing project. This project will afford us approximately $3.7 million in investment tax credits over a 10-year period beginning in 2007. We expect to recognize a total of $125 in tax credits in 2007. In addition to these investment tax credits, we attempt to mitigate our tax burden by utilizing loans and investments from tax-exempt organizations.
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

Comm Bancorp, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Disclosure of Quantitative and Qualitative Disclosure about Market Risk
As of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the disclosure provided in our Annual Report on Form 10-K for December 31, 2006, and determined there were no material changes in market risks from the information provided since this date. The discussion and analysis to assess the sources of our market risk and the effects market risk has on us is included under Part I Item 2 to this report.

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures
As of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the, “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded that as of the period covered by this Quarterly Report on Form 10-Q, we maintained effective disclosure controls and procedures.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Comm Bancorp, Inc.
OTHER INFORMATION
Part II. Other Information
Item 1. Legal Proceedings

                          NONE
Item 1A. Risk Factors
There were no material changes during the three months ended March 31, 2007, to the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended March 31, 2007:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that may
	of Shares	Price Paid	as Part of Publicly	yet be Purchased
Month Ending	Purchased	Per Share	Announced Programs	Under the Programs

January 31, 2007				38,374
February 28, 2007				38,374
March 31, 2007				38,374

Total	0	0	0

On March 19, 2007, we filed a Schedule TO with the SEC to initiate a modified “Dutch Auction” tender offer to purchase up to 110,000 shares of our outstanding common stock at a price not greater than $52.00 nor less than $46.00 per share to the seller in cash, without interest. The tender offer commenced on March 19, 2007, and expired at 5:00 p.m., New York City time, on April 13, 2007. We accepted for purchase 94,845.436 shares, or approximately 5.1 percent of shares outstanding, at a price of $52.00 per share.
Item 3. Defaults upon Senior Securities

                          NONE
Item 4. Submission of Matters to a Vote of Security Holders

                          NONE
Item 5. Other Information

                          NONE
Item 6. Exhibits

31	(i)	CEO and CFO certifications pursuant to Rule 13a-14(a)/15d-14(a).

32		CEO and CFO certifications pursuant to Section 1350.

COMM BANCORP, INC.
FORM 10-Q
SIGNATURE PAGE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

Registrant, Comm Bancorp, Inc.

Date:	May 10, 2007	/s/ William F. Farber, Sr. William F. Farber, Sr.
President and Chief Executive Officer
Chairman of the Board/Director
(Principal Executive Officer)

Date:	May 10, 2007	/s/ Scott A. Seasock Scott A. Seasock
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2007	/s/ Stephanie A. Westington Stephanie A. Westington, CPA
Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Item Number	Description	Page
31(i)	CEO and CFO Certifications Pursuant to Rule 13a-14(a)/15d-14(a)	48

32	CEO and CFO Certifications Pursuant to Section 1350	52