Form 10-Q
period 2007-06-30
COMM BANCORP INC
filed 2007-08-10
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-17455
Comm Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2242292

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 North State Street, Clarks Summit, PA	18411

(Address of principal executive offices)	(Zip Code)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,757,104 at July 31, 2007.

Exhibit Index on Page 54

COMM BANCORP, INC.
FORM 10-Q
June 30, 2007

*	Not Applicable

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income:
Interest and fees on loans:
Taxable	$7,738	$6,733	$15,039	$13,057
Tax-exempt	445	446	845	876
Interest and dividends on investment securities available-for-sale:
Taxable	441	503	1,014	1,106
Tax-exempt	370	377	741	756
Dividends	21	25	32	36
Interest on federal funds sold	4	67	7	73

Total interest income	9,019	8,151	17,678	15,904

Interest expense:
Interest on deposits	3,593	2,991	7,027	5,811
Interest on short-term borrowings	159	60	303	144

Total interest expense	3,752	3,051	7,330	5,955

Net interest income	5,267	5,100	10,348	9,949
Provision for loan losses		225	225	405

Net interest income after provision for loan losses	5,267	4,875	10,123	9,544

Noninterest income:
Service charges, fees and commissions	884	776	1,589	1,528
Mortgage banking income	98	75	173	183

Total noninterest income	982	851	1,762	1,711

Noninterest expense:
Salaries and employee benefits expense	1,959	1,918	3,838	3,708
Net occupancy and equipment expense	603	596	1,237	1,201
Other expenses	1,253	1,205	2,493	2,366

Total noninterest expense	3,815	3,719	7,568	7,275

Income before income taxes	2,434	2,007	4,317	3,980
Provision for income tax expense	554	432	932	855

Net income	1,880	1,575	3,385	3,125

Other comprehensive loss:
Unrealized losses on investment securities available-for-sale	(394)	(289)	(398)	(739)
Income tax benefit related to other comprehensive loss	(134)	(98)	(135)	(251)

Other comprehensive loss, net of income taxes	(260)	(191)	(263)	(488)

Comprehensive income	$1,620	$1,384	$3,122	$2,637

Per share data:
Net income	$1.06	$0.85	$1.87	$1.69
Cash dividends declared	$0.26	$0.25	$0.52	$0.50
Average common shares outstanding	1,776,590	1,853,235	1,813,847	1,852,530
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2007	2006

Assets:
Cash and due from banks	$15,095	$25,584
Federal funds sold		2,050
Investment securities available-for-sale	67,234	91,213
Loans held for sale, net	2,453	572
Loans, net of unearned income	455,021	408,074
Less: allowance for loan losses	4,561	4,435

Net loans	450,460	403,639
Premises and equipment, net	11,223	11,018
Accrued interest receivable	3,071	2,863
Other assets	5,131	3,465

Total assets	$554,667	$540,404

Liabilities:
Deposits:
Noninterest-bearing	$77,649	$73,055
Interest-bearing	416,855	410,387

Total deposits	494,504	483,442
Short-term borrowings	5,700
Accrued interest payable	1,165	1,106
Other liabilities	1,880	1,738

Total liabilities	503,249	486,286

Stockholders’ equity:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding: June 30, 2007, 1,755,091 shares; December 31, 2006, 1,848,687 shares	579	610
Capital surplus	7,096	7,146
Retained earnings	43,049	45,405
Accumulated other comprehensive income	694	957

Total stockholders’ equity	51,418	54,118

Total liabilities and stockholders’ equity	$554,667	$540,404

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity

Balance, December 31, 2006	$610	$7,146	$45,405	$957	$54,118
Net income			3,385		3,385
Dividends declared: $0.52 per share			(937)		(937)
Dividend reinvestment plan: 5,449 shares issued	2	247			249
Repurchase and retirement: 99,045 shares	(33)	(297)	(4,804)		(5,134)
Net change in other comprehensive income				(263)	(263)

Balance, June 30, 2007	$579	$7,096	$43,049	$694	$51,418

Balance, December 31, 2005	$611	$6,869	$41,250	$959	$49,689
Net income			3,125		3,125
Dividends declared: $0.50 per share			(926)		(926)
Dividend reinvestment plan: 3,477 shares issued	1	144			145
Repurchase and retirement: 500 shares		(1)	(20)		(21)
Net change in other comprehensive income				(488)	(488)

Balance, June 30, 2006	$612	$7,012	$43,429	$471	$51,524

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

Six Months Ended June 30,	2007	2006

Cash flows from operating activities:
Net income	$3,385	$3,125
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	405
Depreciation and amortization of premises and equipment	542	503
Net amortization (accretion) of investment securities	(49)	82
Amortization of net loan costs	171	137
Amortization of mortgage servicing rights	120	109
Deferred income tax benefit	(53)	(138)
Net gains on the sale of loans	(118)	(113)
Losses (gains) on the sale of foreclosed assets	(37)	7
Changes in:
Loans held for sale, net	(1,763)	(304)
Accrued interest receivable	(208)	(413)
Other assets	(1,816)	(478)
Accrued interest payable	59	28
Other liabilities	271	792

Net cash provided by operating activities	729	3,742

Cash flows from investing activities:
Proceeds from repayments of investment securities available-for-sale	34,206	30,616
Purchases of investment securities available-for-sale	(10,576)	(10,295)
Proceeds from sale of foreclosed assets	133	496
Net increase in lending activities	(47,217)	(29,388)
Purchases of premises and equipment	(747)	(585)

Net cash used in investing activities	(24,201)	(9,156)

Cash flows from financing activities:
Net changes in:
Money market, NOW, savings and noninterest-bearing accounts	(1,961)	(14,259)
Time deposits	13,023	6,741
Short-term borrowings	5,700
Proceeds from issuance of common shares	249	145
Repurchase and retirement of common shares	(5,134)	(21)
Cash dividends paid	(944)	(889)

Net cash provided by (used in) financing activities	10,933	(8,283)

Net decrease in cash and cash equivalents	(12,539)	(13,697)
Cash and cash equivalents at beginning of year	27,634	35,403

Cash and cash equivalents at end of period	$15,095	$21,706

Supplemental disclosures:
Cash paid during the period for:
Interest	$7,271	$5,927
Income taxes	745	60
Noncash items:
Transfer of loans to foreclosed assets		298
Unrealized losses on investment securities available-for-sale, net	$263	$488
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of presentation:
The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries, Community Bank and Trust Company, including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation, and Comm Realty Corporation (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months and six months ended and as of June 30, 2007, are not necessarily indicative of the results of operations that may be expected in the future.
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
2. Earnings per common share:
The Company had no dilutive potential common shares outstanding during the three-month and six-month periods ended June 30, 2007 and 2006, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.

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
Operating Environment:
The United States economy grew at a much stronger pace of 3.4 percent in the second quarter of 2007, compared to 0.6 percent in the first quarter. Business and government spending increased 8.1 percent and 4.2 percent, while exports advanced 6.4 percent. Consumer spending, which has been the mainstay of economic growth, slowed considerably in response to rising energy costs. Consumer spending, which increased 3.7 percent in the first quarter of 2007, rose only 1.3 percent in the second. The housing market continued to weigh heavily on economic growth as spending on residential construction fell 9.3 percent, the sixth consecutive quarter of decline. Inflationary pressures persisted, due mainly to higher fuel costs. The price index for gross domestic purchases, which measures prices paid by U.S. residents, increased 3.9 percent in the second quarter. However, the core price index, excluding food and energy, rose only 1.7 percent in the second quarter. Given the improvement in both economic growth and core inflation during the second quarter, the Federal Open Market Committee (“FOMC”) decided to keep the federal funds target rate unchanged at 5.25 percent at each of its meetings on May 9, 2007 and June 28, 2007. However, the FOMC indicated that the risk of inflation remained and any further policy adjustments would depend on incoming economic data.
Review of Financial Position:
Total assets grew $14.3 million or at an annual rate of 5.3 percent to $554.7 million at June 30, 2007, from $540.4 million at December 31, 2006. Strong loan demand was the driving force behind the growth. Loans, net of unearned income, increased $46.9 million or at an annual rate of 23.2 percent to $455.0 million at the close of the second quarter from $408.1 million at the end of 2006. Total deposits equaled $494.5 million at June 30, 2007, an increase of $11.1 million from $483.4 million at December 31, 2006. Noninterest-bearing deposits increased $4.6 million, while interest-bearing deposits grew $6.5 million. In order to support loan demand, we utilized repayments from our investment portfolio and short-term borrowing arrangements with the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”). Available-for-sale investment securities declined $24.0 million, while short-term borrowings outstanding at June 30, 2007, equaled $5.7 million.
In comparison to the previous quarter end, total assets decreased $6.6 million from $561.3 million at March 31, 2007. Loans, net of unearned income increased $3.0 million from $452.0 million at March 31, 2007, while investment securities decreased $16.4 million from $83.6 million. Total deposits rose $8.8 million from $485.7 million at the end of the first

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
quarter. We repaid $11.4 million of the $17.1 million in short-term borrowings outstanding at March 31, 2007.
On April 13, 2007, we concluded a modified “Dutch Auction” tender offer of our common stock by accepting for purchased 94,845.436 shares, representing approximately 5.1 percent of the then outstanding shares, at a price of $52.00 per share or $4.9 million in total.
At the beginning of the second quarter, we announced the rollout of our new service offering, CB&T DirectSM Remote Deposit Capture system. Through this new service we provide certain business customers with banking capabilities that were previously offered only at our branch offices. These customers are able to process deposits at their place of business directly through a remote scanner that reads the information on the checks and sends it electronically to the bank. Their accounts are credited automatically without the customer or their employees ever having to leave the office. The Federal Reserve Board and other banking industry leaders have called Remote Deposit Capture “the most important development the banking industry has seen in years.” We are the first independent community bank in our market area to implement this service. This new service has been well received by our business community.
On April 30, 2007, we purchased land in Tunkhannock, Wyoming County, Pennsylvania in order to construct a new branch office and consolidate and replace two outdated facilities. The new property is located in the downtown, business district of Tunkhannock, which is more convenient and receives a higher volume of local traffic. Site plans are currently being developed. We anticipate construction to begin by the end of the third quarter of 2007.
At end of the second quarter, we hired a Director of Private Banking to develop a private banking division. Through this division, our larger, more complex customers will have the benefit of a dedicated banking advisor who will coordinate and support all their financial and wealth management needs.
Investment Portfolio:
As was the case in the first quarter of 2007, the FOMC chose to keep the federal funds target rate unchanged at 5.25 percent during the second quarter. Contrary to the lack of change in short-term rates, intermediate-term and longer-term U.S. Treasuries edged upward. Changes in the yields of U.S. Treasuries impact the market value of our investment portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasuries. The yield on the 2-year U.S. Treasury affects the values of our U.S. Government-sponsored agency securities, mortgage-backed securities and other short-

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
term investments, whereas the 10-year U.S. Treasury influences the value of tax-exempt state and municipal obligations. The yield on the 2-year U.S. Treasury, which closed 2006 at 4.82 percent, rose only 5 basis points to 4.87 percent at June 30, 2007. More noticeably, the yield on the 10-year U.S. Treasury rose 32 basis points to 5.03 percent at the close of the second quarter of 2007 from 4.71 percent at December 31, 2006. Market values tend to react inversely to changes in interest rates. As a result, the market value of our investment portfolio at June 30, 2007, decreased in comparison to the end of 2006. We reported net unrealized holding gains, included in stockholders’ equity, of $694, net of income taxes of $358, at June 30, 2007, a decrease of $263, compared to $957, net of income taxes of $493, at December 31, 2006. The majority of the decline resulted from a $533 decrease in the unrealized holding gain on tax-exempt state and municipal obligations to $1,100 at the end of the second quarter of 2007 from $1,633 at year-end 2006.
The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 2007, and December 31, 2006, are summarized as follows:
Distribution of investment securities available-for-sale

	June 30,		December 31,
	2007		2006
	Amount	%	Amount	%

U.S. Government agencies	$22,352	33.25%	$39,201	42.98%
State and municipals:
Taxable	8,258	12.28	11,912	13.06
Tax-exempt	30,804	45.82	30,956	33.94
Mortgage-backed securities	4,225	6.28	7,760	8.51
Equity securities:
Restricted	1,347	2.00	1,206	1.32
Other	248	0.37	178	0.19

Total	$67,234	100.00%	$91,213	100.00%

Our investment portfolio continued to play a less prominent role in our earning assets mix as liquidity provided from maturities of U.S. Government agencies and repayments from mortgage-backed securities were used to support strong loan demand and repay short-term borrowing obligations. Available-for-sale investment securities totaled $67.2 million at June 30, 2007, a decrease of $24.0 million from $91.2 million at December 31, 2006.
For the first half of 2007, the investment portfolio averaged $79.9 million, a decrease of $12.7 million or 13.7 percent compared to $92.6 million for the same period of last year. The tax-equivalent yield on the investment portfolio rose 50 basis points to 5.48 percent for the six

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
months ended June 30, 2007, from 4.98 percent for the same six months of 2006. However, in comparison to the previous quarter, the tax-equivalent yield decreased 3 basis points to 5.46 percent for the second quarter from 5.49 percent for the first quarter.
In addition to yield analysis, we utilize a total return approach to measure the investment portfolio’s performance. This approach gives a more complete picture of a portfolio’s overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio’s total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. For the 12 months ended June 30, 2007, total return on the investment portfolio decreased to 4.1 percent, compared to 4.8 percent for the 12 months ended March 31, 2007. The decrease primarily resulted from a reduction in the unrealized holding gain.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at June 30, 2007, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Maturity distribution of available-for-sale portfolio

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
June 30, 2007	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Amortized cost:
U.S. Government agencies	$22,381	4.85%							$22,381	4.85%
State and municipals:
Taxable	8,363	3.19							8,363	3.19
Tax-exempt	65	5.38	$5,821	7.63%	$19,161	7.57%	$4,657	7.41%	29,704	7.55
Mortgage-backed securities	2,987	4.89	1,176	4.76	86	6.29			4,249	4.88
Equity securities:
Restricted							1,347	4.39	1,347	4.39
Other							138	4.56	138	4.56

Total	$33,796	4.44%	$6,997	7.15%	$19,247	7.56%	$6,142	6.68%	$66,182	5.84%

Fair value:
U.S. Government agencies	$22,352								$22,352
State and municipals:
Taxable	8,258								8,258
Tax-exempt	65		$5,975		$19,860		$4,904		30,804
Mortgage-backed securities	2,973		1,165		87				4,225
Equity securities:
Restricted							1,347		1,347
Other							248		248

Total	$33,648		$7,140		$19,947		$6,499		$67,234

Loan Portfolio:
The housing market continued to be a drain on economic growth in the second quarter of 2007. Higher mortgage rates, along with tighter lending standards, hindered demand. Construction activity slowed significantly due to the weak demand and a glut of unsold new homes on the market. The rate on a 30-year conventional mortgage rose 52 basis points to 6.66 percent at June 30, 2007, from 6.14 percent at year-end 2006. In addition, lending

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
standards tightened as a result of the deterioration in the subprime mortgage market. As a result of these conditions, real residential fixed investment contracted 9.3 percent in the second quarter of 2007. Similarly, activity in our secondary mortgage department reflected the slowdown in the housing market. Residential mortgage loans serviced for the Federal National Mortgage Association (“FNMA”) decreased $0.9 million or at an annual rate of 1.6 percent to $114.2 million at June 30, 2007, from $115.1 million at year-end 2006. In comparison to the first half of 2006, residential mortgages serviced for the FNMA grew at an annual pace of 6.2 percent. For the three months and six months ended June 30, 2007, residential mortgages sold to the FNMA totaled $3.6 million and $5.8 million, compared to $5.0 million and $9.1 million for the same periods last year. Despite the decline in activity, net gains realized on the sale of residential mortgages increased slightly. Net gains totaled $75 for the second quarter and $118 year-to-date 2007, compared to $41 and $113 for the same periods of 2006.
Given favorable business conditions, spending in the corporate sector advanced by a solid 8.1 percent in the second quarter of 2007. Spending on nonresidential structures increased significantly by 22.1 percent, while spending on equipment and software rose 2.3 percent. According to the April 2007 Senior Loan Officer Opinion Survey issued by the Federal Reserve, banks indicated a decrease in demand for commercial and industrial loans, as well as commercial mortgages from the previous report. The respondents attributed the weaker demand to borrowers’ increased use of internally generated funds to finance investment in plant and equipment and the use of nonbank sources of credit. Banks also reported that lending standards did not significantly change for the previous reporting period. However, some respondents indicated that they had trimmed spreads of loan rates over cost of funds from the previous three months. Despite reporting weaker demand, commercial and industrial loans at all commercial banks increased at an annual rate of 11.1 percent from the end of the first quarter and 10.8 percent from year-end 2006. Demand for our commercial loan products moderated during the second quarter, while demand for commercial mortgages declined. Commercial loans grew $4.9 million to $188.1 million at June 30, 2007, from $183.2 million at the end of the first quarter. Commercial mortgages decreased $7.9 million to $123.8 million at the close of the second quarter from $131.7 million at March 31, 2007. Commercial leases grew $0.4 million or 23.0 percent.
Consumer purchasing power further diminished in the second quarter due to the continued increase in fuel and energy costs. This decline in purchasing power resulted in a significant spending curtailment. Consumer spending increased only 1.3 percent in the second quarter of 2007. Spending for

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
nondurable goods and services rose 1.6 percent and 2.2 percent, while spending for durable goods fell 0.8 percent. Consumer debt expanded moderately during the second quarter of 2007, as commercial banks experienced a 1.5 percent increase in their consumer loan portfolios. We experienced favorable demand for our consumer loans evidenced by an increase of $1.2 million, or annualized rate of 14.7 percent, to $34.0 million at June 30, 2007, from the previous quarter end. In addition, residential mortgage loans increased $4.4 million or at an annualized rate of 17.3 percent, due largely to a no-fee home equity loan promotion.
For the six months ended June 30, 2007, loans averaged $450.5 million, an increase of $27.9 million or 6.6 percent compared to $422.6 million for the same period of 2006. The tax-equivalent yield on the loan portfolio continued to increase as adjustable-rate loans repriced upward. The tax- equivalent yield on the loan portfolio was 7.30 percent for the six months ended June 30, 2007, an increase of 44 basis points from 6.86 percent for the first half of 2006. In addition, the tax-equivalent yield on the loan portfolio increased 7 basis points in the second quarter of 2007. We anticipate that loan yields will stabilize over the remainder of 2007 as the majority of adjustable-rate loans have already repriced.
The composition of the loan portfolio at June 30, 2007, and December 31, 2006, is summarized as follows:
Distribution of loan portfolio

	June 30,		December 31,
	2007		2006
	Amount	%	Amount	%

Commercial, financial and others	$188,079	41.33%	$143,792	35.24%
Real estate:
Construction	7,850	1.73	5,513	1.35
Mortgage	223,041	49.02	225,703	55.31
Consumer, net	33,956	7.46	31,546	7.73
Lease financing, net	2,095	0.46	1,520	0.37

Loans, net of unearned income	455,021	100.00%	408,074	100.00%

Less: allowance for loan losses	4,561		4,435

Net loans	$450,460		$403,639

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price our loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
rate loans. Approximately 47.8 percent of the lending portfolio is expected to reprice within the next 12 months.
The maturity and repricing information of the loan portfolio by major classification at June 30, 2007, is summarized as follows:
Maturity distribution and interest sensitivity of loan portfolio

		After one
	Within	but within	After
June 30, 2007	one year	five years	five years	Total

Maturity schedule:
Commercial, financial and others	$87,261	$49,787	$51,031	$188,079
Real estate:
Construction	7,850			7,850
Mortgage	21,675	85,080	116,286	223,041
Consumer, net	4,728	22,186	7,042	33,956
Lease financing, net	420	1,675		2,095

Total	$121,934	$158,728	$174,359	$455,021

Predetermined interest rates	$58,029	$85,244	$73,845	$217,118
Floating- or adjustable-interest rates	63,905	73,484	100,514	237,903

Total	$121,934	$158,728	$174,359	$455,021

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
Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Commercial letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all commercial letters of credit have expiration dates within one year and often expire unused in whole or in part by the customer. The carrying value of the liability for our obligations under guarantees was not material at June 30, 2007, and December 31, 2006.
Credit risk is the principle risk associated with these instruments. Our involvement and exposure to credit loss in the event that the instruments are fully drawn upon and the customer defaults is represented by the contractual amounts of these instruments. In order to control credit risk associated with entering into commitments and issuing letters of credit, we employ the same credit quality and collateral policies in making commitments that we use in other lending activities. We evaluate each customer’s creditworthiness on a case-by-case basis, and if deemed necessary, obtain collateral. The amount and nature of the collateral obtained is based on our credit evaluation.
The contractual amounts of off-balance sheet commitments at June 30, 2007 and December 31, 2006, are summarized as follows:
Distribution of off-balance sheet commitments

	June 30,	December 31,
	2007	2006

Commitments to extend credit	$75,274	$66,192
Unused portions of home equity and credit card lines	11,739	15,777
Commercial letters of credit	20,250	21,405

Total	$107,263	$103,374

We record an allowance for credit losses, if deemed necessary, separately as a liability. The allowance was deemed immaterial at June 30, 2007 and December 31, 2006. We do not anticipate that losses, if any, that may occur as a result of funding off balance sheet commitments, would have a material adverse effect on our operating results or financial position.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Asset Quality:
National, Pennsylvania and market area unemployment rates at June 30, 2007 and 2006, are summarized as follows:

June 30,	2007	2006

United States	4.5%	4.6%
Pennsylvania	4.1	4.8
Lackawanna county	4.8	5.1
Luzerne county	4.7	5.6
Monroe county	4.7	5.3
Susquehanna county	4.3	4.8
Wayne county	3.9	4.3
Wyoming county	5.2%	5.6%
The employment conditions continued to improve for the Nation and the Commonwealth of Pennsylvania from one year ago. Additional jobs created more than supported an increase in the civilian labor force. Job gains in service-producing industries, specifically professional and business services and health care, continued to be the driving force behind the improved employment climate. Similarly, employment conditions improved for all of the counties in our local market area. We anticipate labor conditions to remain favorable in our market area in the second half of 2007. However, no assurance can be given that these favorable employment conditions will continue. Our asset quality could be adversely affected should employment conditions weaken.
Despite the improving employment conditions, we experienced continued deterioration in asset quality during the second quarter and over the entire first half of 2007. Nonperforming assets increased $1,131 or 32.8 percent to $4,576 at June 30, 2007, from $3,445 at March 31, 2007. An increase in nonaccrual loans more than offset reductions in accruing loans past due 90 days or more and foreclosed assets. In comparison to year-end 2006, nonperforming assets rose $1,922 or 72.4 percent. As a percentage of loans, net of unearned income and foreclosed assets, nonperforming assets equaled 1.01 percent at June 30, 2007 compared to 0.76 percent at March 31, 2007 and 0.65 percent at December 31, 2006.
Loans on nonaccrual status, which decreased in the first quarter, rose $1,611 to $3,561 at June 30, 2007. Nonaccruing mortgage loans and consumer loans rose $1,741 and $11, while commercial loans on nonaccrual status decreased $141. The significant increase in nonaccruing mortgage loans resulted from one commercial mortgage loan being placed on nonaccrual status. We experienced a $384 decline in loans past due 90 days of more and still accruing, primarily as a result of a $478 reduction in mortgage loans. With regard to foreclosed assets, there were no loans transferred to foreclosed assets during the first half of 2007. Three properties with an aggregate carrying value of $96 were sold for $133, resulting in a net

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
realized gain of $37. Two properties with an aggregate carrying value of $256 remain in foreclosed assets at June 30, 2007.
Information concerning nonperforming assets at June 30, 2007, and December 31, 2006, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers’ ability to comply with present loan repayment terms.
Distribution of nonperforming assets

	June 30,	December 31,
	2007	2006

Nonaccrual loans:
Commercial, financial and others	$881	$1,060
Real estate:
Construction
Mortgage	2,602	856
Consumer, net	78	94
Lease financing, net

Total nonaccrual loans	3,561	2,010

Accruing loans past due 90 days or more:
Commercial, financial and others	260	13
Real estate:
Construction
Mortgage	439	217
Consumer, net	44	60
Lease financing, net	16	2

Total accruing loans past due 90 days or more	759	292

Total nonperforming loans	4,320	2,302

Foreclosed assets	256	352

Total nonperforming assets	$4,576	$2,654

Ratios:
Nonperforming loans as a percentage of loans, net	0.95%	0.56%
Nonperforming assets as a percentage of loans, net and and foreclosed assets	1.01%	0.65%
We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the Federal Financial Institution Examination Council (“FFIEC”) Interagency Policy Statement and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Loan,” for loans specifically identified to be individually evaluated for impairment and the requirements of SFAS No. 5, “Accounting for Contingencies,” for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning impaired loans at June 30, 2007, and December 31, 2006, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.
Distribution of impaired loans

	June 30,	December 31,
	2007	2006

Nonaccrual loans:
Commercial, financial and others	$881	$1,060
Real estate:
Construction
Mortgage	2,602	856
Consumer, net	78	94
Lease financing, net

Total nonaccrual loans	3,561	2,010

Accruing loans:
Commercial, financial and others	1,798	1,312
Real estate:
Construction
Mortgage	6,724	6,334
Consumer, net	3	44
Lease financing, net

Total accruing loans	8,525	7,690

Total impaired loans	$12,086	$9,700

Ratio:
Impaired loans as a percentage of loans, net	2.66%	2.38%
Impaired loans increased $2,386 or 24.6 percent to $12,086 at June 30, 2007, from $9,700 at year-end 2006. The increase in impaired loans resulted from the addition of three accruing commercial loans with an aggregate carrying value of $5.5 million to one business customer due to a downgrade in the overall relationship. The loans continue to perform according to the contractual terms of their respective loan agreements. These credits will continue to be closely monitored by our loan review department. Partially offsetting these additions, was the improvement in the financial condition of a business relationship involving four credits totaling $3.8 million. These four credits were removed from impaired status following an upgrade in their respective loan ratings. Despite the increase in impaired loans, the balance of the specific portion of the allowance for loan losses related to impaired loans decreased $328 to $2,082 at June 30, 2007, from $2,410 at the end of 2006, as the underlying collateral values of the loans moved to impaired status exceeded their related carrying values.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information relating to the recorded investment in impaired loans at June 30, 2007 and December 31, 2006, is summarized as follows:

	June 30,	December 31,
	2007	2006

Impaired loans:
With a related allowance	$5,129	$8,017
With no related allowance	6,957	1,683

Total	$12,086	$9,700

The analysis of changes affecting the allowance for loan losses related to impaired loans for the six months ended June 30, 2007, is summarized as follows:

June 30,
2007

Balance at January 1	$2,410
Provision for loan losses	(284)
Loans charged-off	46
Loans recovered	2

Balance at period-end	$2,082

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 2007 and 2006 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Gross interest due under terms	$208	$148	$411	$254
Interest income recognized	163	100	375	242

Interest income not recognized	$45	$48	$36	$12

Interest income recognized (cash-basis)	$163	$100	$375	$242
Average recorded investment in impaired loans	$11,257	$7,299	$11,040	$6,448
Cash received on impaired loans applied as a reduction of principal totaled $601 and $383 for the six and three months ended June 30, 2007. For the respective periods of 2006 cash receipts on impaired loans totaled $541 and $179. There were no commitments to extend additional funds to such parties at June 30, 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allocation of the allowance for loan losses at June 30, 2007 and December 31, 2006, is summarized as follows:
Allocation of the allowance for loan losses

	June 30,		December 31,
	2007		2006
		Category		Category
		as a		as a
		% of		% of
	Amount	loans	Amount	loans

Allocated allowance:
Specific:
Commercial, financial and others	$1,083	0.59%	$1,000	0.58%
Real estate:
Construction
Mortgage	919	2.05	1,296	1.76
Consumer, net	80	0.02	114	0.03
Lease financing, net

Total specific	2,082	2.66	2,410	2.37

Formula:
Commercial, financial and others	140	40.75	120	34.66
Real estate:
Construction		1.72		1.35
Mortgage	310	46.97	520	53.55
Consumer, net	374	7.44	374	7.70
Lease financing, net		0.46		0.37

Total formula	824	97.34	1,014	97.63

Total allocated allowance	2,906	100.00%	3,424	100.00%

Unallocated allowance	1,655		1,011

Total allowance for loan losses	$4,561		$4,435

The allocated allowance for loan losses account decreased $518 to $2,906 at June 30, 2007, from $3,424 at December 31, 2006. Both the specific and formula portions of the allowance for loans losses decreased from the end of 2006. The specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, decreased $328 to $2,082 at the end of the second quarter of 2007 from $2,410 at year-end 2006. We experienced a reduction in the volume of impaired loans having carrying values which exceeded their related underlying collateral values. In addition, the formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5, decreased $190 to $824 at the close of the first half of 2007, from $1,014 at December 31, 2006. This decrease resulted primarily from a reduction in the total loss factor for loans classified as watch, special mention and substandard, which are evaluated collectively for impairment under SFAS No. 5. The decrease in

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
total loss factors was caused by a decrease in the average net charge-offs for these types of loans over the previous eight quarters.
The unallocated portion of the allowance equaled $1,655 at the end of the second quarter of 2007 compared to $1,011 at year-end 2006. Management believes the increase in the unallocated reserve to be justified by the nature of the imprecision inherent in the allowance methodology along with the recent rises in impaired loans and nonperforming assets.
A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 2007, is summarized as follows:
Reconciliation of allowance for loan losses

June 30,
2007

Allowance for loan losses at beginning of period	$4,435
Loans charged-off:
Commercial, financial and others	33
Real estate:
Construction
Mortgage	14
Consumer, net	93
Lease financing, net

Total	140

Loans recovered:
Commercial, financial and others	7
Real estate:
Construction
Mortgage	1
Consumer, net	33
Lease financing, net

Total	41

Net loans charged-off	99

Provision charged to operating expense	225

Allowance for loan losses at end of period	$4,561

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.04%
Allowance for loan losses as a percentage of period end loans	1.00%
The allowance for loan losses increased $126 to $4,561 at June 30, 2007, from $4,435 at the end of 2006. For the six months ended June 30, 2007, a $225 provision for loan losses exceeded net charge-offs of $99. In comparison to March 31, 2007, the allowance for loan losses decreased $74 from $4,635. The allowance account covered 99.7 percent of nonperforming

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
assets at June 30, 2007, compared to 134.5 percent at the end of the first quarter and 167.1 percent at December 31, 2006.
Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. For the six months ended June 30, net charge-offs were $99 or 0.04 percent of average loans outstanding in 2007, a $140 decrease compared to $239 or 0.11 percent of average loans outstanding in 2006.
Deposits:
Disposable personal income rose 3.5 percent in the second quarter of 2007, after rising 9.5 percent in the first quarter. Consumers managed to save 0.6 percent of their income. The savings rate was 1.1 percent in the first quarter of 2007. The banking industry reported strong growth in interest-bearing deposits, but reported a reduction in noninterest-bearing deposits. Overall, deposit growth was lackluster within the banking industry. In order to supplement deposit growth, the banking industry increased their use of short-term borrowings.
The reduced savings rate impacted deposit gathering within our market area by creating intense price competition. During the first half of 2007, we did not aggressively compete for new deposits but attempted to retain our current customer base. Our deposits were also affected by cyclical deposit trends of certain school district and municipal customers. Total deposits rose $8.8 million to $494.5 million at June 30, 2007, from $485.7 million at the end of the previous quarter. Total deposits increased a total of $11.1 million from year-end 2006. Interest-bearing deposits increased $6.1 million or at an annual rate of 6.0 percent to $416.9 million at June 30, 2007, from $410.8 million at March 31, 2007. In addition, we experienced strong growth in noninterest-bearing deposits. These deposits rose $2.7 million or at an annual rate of 14.5 percent to $77.6 million at the close of the second quarter, from $74.9 million at March 31, 2007. Specifically, the growth in interest-bearing deposits reflected increases in all major deposit categories except for money market accounts. Money market accounts are affected by cyclical deposit trends of school districts and municipalities. These accounts decreased $7.3 million from the end of the previous quarter.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 2007 and 2006, are summarized as follows:
Deposit distribution

	June 30,		June 30,
	2007		2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Interest-bearing:
Money market accounts	$28,019	2.96%	$31,741	2.41%
NOW accounts	64,098	3.15	58,973	2.14
Savings accounts	101,081	1.44	114,096	1.28
Time deposits less than $100	179,184	4.40	187,398	3.90
Time deposits $100 or more	41,238	4.81	22,142	4.13

Total interest-bearing	413,620	3.43%	414,350	2.83%
Noninterest-bearing	73,505		69,171

Total deposits	$487,125		$483,521

For the six months ended June 30, 2007, average total deposits increased $3.6 million to $487.1 million compared to $483.5 million for the same period of 2006. Noninterest-bearing deposits grew $4.3 million, while interest-bearing accounts decreased $0.7 million. Growth in NOW accounts and large denomination time deposits was more than offset by reductions in money market accounts, savings accounts and time deposits less than $100. Stable interest rates, a flat yield curve and competitive pressures within our market area resulted in a 62 basis point increase in our cost of funds to 3.48 percent for the six months ended June 30, 2007, from 2.86 percent for the same six months of 2006. The cost associated with all major deposit categories were impacted. Further FOMC actions during the remainder of 2007 are uncertain and will depend on incoming economic data and inflation. Our cost of funds may be affected by further rate increases and continued strong competition for deposits within our market area.
Volatile deposits, time deposits in denominations of $100 or more, equaled $44.9 million at June 30, 2007, a $1.6 million increase from $43.3 million at March 31, 2007. These deposits averaged $41.2 million for the six months ended June 30, 2007, compared to $22.1 million for the same six months of last year. The increase in these deposits is due to the popularity of short-term certificate of deposit promotions. The average cost of these deposits rose 68 basis points to 4.81 percent for the first half of 2007, compared to 4.13 percent for the same period of 2006.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Maturities of time deposits of $100 or more at June 30, 2007, and December 31, 2006, are summarized as follows:
Maturity distribution of time deposits of $100 or more

	June 30,	December 31,
	2007	2006

Within three months	$20,929	$5,307
After three months but within six months	7,553	6,923
After six months but within twelve months	6,941	13,136
After twelve months	9,516	10,554

Total	$44,939	$35,920

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
The current interest rate environment is characterized by a stable interest rate and a flat yield curve. In addition, the FOMC has indicated that monetary policy could change depending upon incoming economic data. These conditions make it extremely difficult to manage IRR. As a result, IRR and effectively managing it continue to be very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
order to effectively identify, measure, monitor and control risk. Should we have material weaknesses in our risk management process or high exposure relative to our capital, bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.
The Asset/Liability Committee (“ALCO”), comprised of members of our Board of Directors, senior management and other appropriate officers, oversees our IRR management program. Specifically ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes several computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate-sensitive assets (“RSA”) and rate-sensitive liabilities (“RSL”), and overall operating results and financial position. One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA repricing and is indicated by a RSA/RSL ratio less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

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
Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
June 30, 2007	three months	twelve months	five years	five years	Total

Rate-sensitive assets:
Investment securities	$19,779	$13,869	$7,140	$26,446	$67,234
Loans held for sale, net	2,453				2,453
Loans, net of unearned income	126,550	90,757	161,281	76,433	455,021

Total	$148,782	$104,626	$168,421	$102,879	$524,708

Rate-sensitive liabilities:
Money market accounts	$15,602	$6,327			$21,929
NOW accounts	51,517	13,698			65,215
Savings accounts	13,211		$91,168		104,379
Time deposits less than $100	44,695	68,676	55,695	$11,327	180,393
Time deposits $100 or more	20,929	14,494	9,516		44,939
Short-term borrowings	5,700				5,700

Total	$151,654	$103,195	$156,379	$11,327	$422,555

Rate sensitivity gap:
Period	$(2,872)	$1,431	$12,042	$91,552
Cumulative	$(2,872)	$(1,441)	$10,601	$102,153	$102,153

RSA/RSL ratio:
Period	0.98	1.01	1.08	9.08
Cumulative	0.98	0.99	1.03	1.24	1.24
Our cumulative one-year RSA/RSL ratio equaled 0.99 at June 30, 2007, compared to 1.02 at the end of the previous quarter. Prior to the second half of 2006, we had a significantly positive gap position. During the second half of last year, ALCO began reducing this position given the change in the FOMC’s monetary policy stance. Given the stability of short-term interest rates over the past 12 months, ALCO has focused on maintaining an equilibrium RSA/RSL ratio of 1.00. With regard to RSA, we predominantly offer commercial loans with adjustable-rate terms that either reprice immediately or within one year. RSL were more difficult to manage given the current rate environment characterized by a flat yield curve. Early in 2007, we began offering a promotional certificate of deposit with a 5-month maturity. Due to the short-term nature and popularity of this product, RSL maturing within one year have risen to approximately the same level as RSA. This equilibrium position indicates that approximately the same of amount of RSA and RSL would reprice at the same time, thereby

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
causing changes in market rates to have almost no effect on interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.
The slight decrease in our RSA/RSL ratio from the end of the first quarter of 2007 resulted from a $12.6 million decrease in RSA repricing within the next 12 months partially offset by a $5.6 million decrease in RSL repricing within the same timeframe. The decrease in RSA resulted primarily from an $11.8 million decrease in investment securities maturing within the next 12 months. The decrease in RSL was, for the most part, attributable to an $11.4 million decrease in short-term borrowings which were outstanding at the end of the first quarter of 2007. Partially offsetting the decrease in short-term borrowings was an increase of $5.8 million in deposits maturing or repricing within 12 months. Specifically, total time deposits maturing within this time frame rose $7.7 million. NOW accounts and savings accounts increased $3.1 million and $2.2 million, while cyclical deposit trends resulted in a $7.2 million decrease in money market accounts.
We also experienced a decrease in our three-month ratio to 0.98 at June 30, 2007, from 1.04 at the end of the previous quarter. The decrease primarily resulted from a $10.7 million increase in the amount of RSL maturing or repricing partially offset by a $2.4 million increase in RSA maturing or repricing within three months. The promotional 5-month term certificate of deposit offering was directly responsible for a $23.2 million increase in total time deposits maturing within three months. Partially offsetting this increase, was the reduction in short-term borrowings of $11.4 million. With regard to RSA, the increase was attributable to a greater amount of investment securities coming due within three months.
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
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2007, produced results similar to those indicated by the one-year static gap position. Parallel and instantaneous shifts in interest rates of +/- 100 basis points resulted in only a negligible change in net interest income. We will continue to monitor our IRR for the remainder of 2007 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a favorable IRR position.
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
With the exception of $5.7 million in short-term borrowings outstanding with the FHLB-Pgh at June 30, 2007, our contractual obligations did not change significantly from the amounts reported in our Annual Report on Form 10-K for the period ended December 31, 2006. We believe our liquidity position will be adequate to support our contractual obligations as they come due.
We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after June 30, 2007. The majority of our noncore funds are comprised of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. In addition to large denomination time deposits, we had short-term borrowings of $5.7 million outstanding with the FHLB-Pgh at June 30, 2007. At June 30, 2007, our net noncore funding dependence ratio, the difference between

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
noncore funds and short-term investments to long-term assets, was 3.5 percent, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 1.5 percent. These ratios indicated that we had minimal reliance on noncore funds at June 30, 2007. Comparatively, our ratios at year-end 2006 were negative indicating that we had no reliance on noncore funds. This change resulted from a decrease in short-term investments, coupled with an increase in time deposits greater than $100 and the utilization of short-term borrowing arrangements. However, according to the most recent Bank Holding Company Performance Report for our Federal Reserve District, we were significantly less reliant on noncore funds than our peer group, which had noncore and short-term noncore funding dependence ratios of 23.3 percent and 14.4 percent.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold, decreased $12.5 million during the six months ended June 30, 2007. Similarly, cash and cash equivalents decreased $13.7 million for the same period last year. For the first half of 2007, investing activities resulted in net cash outflow of $24.2 million, which was partially offset by net cash inflows from operating and financing activities of $0.7 million and $11.0 million. For the same period of 2006, net cash used to fund investing and financing activities totaled $9.1 million and $8.3 million. Net cash provided by operating activities of $3.7 million partially offset these outflows.
Investing activities primarily include transactions related to our lending activities and investment portfolio. Net cash used in investing activities for the first half of 2007 increased $15.1 million to $24.2 million in 2007 from $9.1 million in 2006. Strong loan demand resulted in a $17.8 million increase in net cash used for lending activities to $47.2 million in 2007 from $29.4 million in 2006. Partially offsetting these outflows were proceeds received from repayments of investment securities, net of purchases, of $23.6 million in 2007 and $20.3 million in 2006.
Operating activities provided net cash of $0.7 million for the six months ended June 30, 2007, compared to $3.7 million for the same six months of 2006. Net income, adjusting for the effects of noncash transactions such as depreciation and provision for loan losses, and net changes in current assets, is the primary source of funds from operations.
Deposit gathering is our predominant financing activity. We received $11.0 million in net cash from financing activities for the first half of 2007. For the same period of 2006, we used net cash in financing activities of $8.3 million. Deposit gathering rebounded comparing the six months ended

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
June 30, 2007 and 2006. We received $11.1 million in net cash from deposit gathering in 2007, compared to a reduction in net cash of $7.5 million in 2006. We also utilized short-term borrowings of $5.7 million from the FHLB-Pgh as a source of liquidity in 2007. Also affecting financing activities in 2007, were funds used of $5.1 million for the repurchase and retirement of common stock as part of the “Dutch Auction” tender offer and our on-going stock repurchase program.
Capital Adequacy:
Stockholders’ equity totaled $51.4 million or $29.30 per share at June 30, 2007, a decrease of $3.9 million compared to $55.3 million or $29.85 per share at March 31, 2007, and $2.7 million from $54.1 million or $29.27 per share at December 31, 2006. Net income of $3.4 million was more than entirely offset by common stock repurchases, net cash dividends declared and a decrease in accumulated other comprehensive income.
During the second quarter of 2007, we successfully completed a modified “Dutch Auction” tender offer of our common stock. As part of this auction, we purchased 94,845 shares at a price of $52.00 per share. In addition to the shares repurchased under the “Dutch Auction,” we repurchased 4,200 shares for $202 during the first half of 2007 under our on-going stock repurchase program.
Dividends declared totaled $937 for the six months ended June 30, 2007. On a per share basis, year-to-date dividends declared equaled $0.52 in 2007, an increase of 4.0 percent compared to $0.50 in 2006. The dividend payout ratio was 27.7 percent and 29.6 percent for the six months ended June 30, 2007 and 2006. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the six months ended June 30, 2007, 5,449 shares were issued under this plan.
We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2007 and 2006. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Our and Community Bank’s capital ratios at June 30, 2007 and 2006, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:
Regulatory capital

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30,	2007	2006	2007	2006	2007	2006

Basis for ratios:
Tier I capital to risk-weighted assets:
Consolidated	$50,315	$50,633	$18,570	$17,101
Community Bank	46,878	48,661	18,479	17,069	$27,718	$25,604
Total capital to risk-weighted assets:
Consolidated	54,876	54,927	37,139	34,203
Community Bank	51,439	52,955	36,958	34,139	46,197	42,673
Tier I capital to total average assets less goodwill:
Consolidated	50,315	50,633	22,168	21,694
Community Bank	46,878	48,661	$22,116	$21,655	$27,646	$27,069

Risk-weighted assets:
Consolidated	451,104	414,960
Community Bank	448,836	414,160
Risk-weighted off-balance sheet items:
Consolidated	13,137	12,572
Community Bank	13,137	12,572
Average assets for Leverage ratio:
Consolidated	554,208	542,338
Community Bank	$552,911	$541,386

Ratios:
Tier I capital as a percentage of risk- weighted assets and off-balance sheet items:
Consolidated	10.8%	11.8%	4.0%	4.0%
Community Bank	10.1	11.4	4.0	4.0	6.0%	6.0%
Total of Tier I and Tier II capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	11.8	12.9	8.0	8.0
Community Bank	11.1	12.4	8.0	8.0	10.0	10.0
Tier I capital as a percentage of total average assets less intangible assets:
Consolidated	9.1	9.3	4.0	4.0
Community Bank	8.5%	9.0%	4.0%	4.0%	5.0%	5.0%
The decrease in our risk-based capital ratios from one year ago resulted from the reduction of capital from the repurchase of common stock from the

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
recently concluded tender offer. Despite the decrease in ratios, we and Community Bank continue to maintain regulatory capital ratios well above the minimum levels of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following:
•	A Tier I risk-based ratio of at least 6.0 percent;

•	A total risk-based ratio of at least 10.0 percent; and

•	A Leverage ratio of at least 5.0 percent.
Based on the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at June 30, 2007. There are no conditions or events since this notification that we believe have changed Community Bank’s category.
Review of Financial Performance:
Net income for the second quarter of 2007 equaled $1,880 or $1.06 per share, an increase of $305 or 19.4 percent compared to $1,575 or $0.85 per share for the same quarter of 2006. Earnings for the six months ended June 30, improved $260 or 8.3 percent to $3,385 or $1.87 per share in 2007 compared to $3,125 or $1.69 per share in 2006. Increases in net interest income and noninterest income were the primary factors leading to the earnings improvement. Return on average assets was 1.35 percent for the second quarter and 1.23 percent for the first half of 2007, compared to 1.16 percent for each of the respective periods of 2006. Return on average stockholders’ equity was 14.46 percent for the second quarter and 12.75 percent year-to-date 2007, compared to 12.30 percent and 12.39 percent for the same periods of 2006.
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
Net interest income changes due to rate and volume

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007 vs. 2006			2007 vs. 2006
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total			Total
	Change	Rate	Volume	Change	Rate	Volume
Interest income:
Loans:
Taxable	$1,005	$360	$645	$1,982	$857	$1,125
Tax-exempt	(2)	48	(50)	(47)	64	(111)
Investments:
Taxable	(66)	24	(90)	(96)	128	(224)
Tax-exempt	(10)	13	(23)	(22)	33	(55)
Federal funds sold	(63)	(17)	(46)	(66)	(16)	(50)

Total interest income	864	428	436	1,751	1,066	685

Interest expense:
Money market accounts	6	33	(27)	32	80	(48)
NOW accounts	174	144	30	375	317	58
Savings accounts	(11)	30	(41)	(6)	82	(88)
Time deposits less than $100	131	212	(81)	285	450	(165)
Time deposits $100 or more	302	86	216	530	134	396
Short-term borrowings	99	4	95	159	21	138

Total interest expense	701	509	192	1,375	1,084	291

Net interest income	$163	$(81)	$244	$376	$(18)	$394

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Tax-equivalent net interest income for the six months ended June 30, 2007, improved $376 or 3.5 percent to $11,165 in 2007 from $10,789 in 2006. A positive volume variance, partially offset by a negative rate variance, was the primary factor leading to the improvement.
Changes in the volumes of earning assets and interest-bearing liabilities contributed to a $394 increase in net interest income. Average earning assets grew $12.6 million to $530.7 million for the six months ended June 30, 2007, from $518.1 million for the same six months of 2006 and accounted for a $685 increase in interest revenue. The loan portfolio averaged $27.9 million higher comparing 2007 and 2006, which resulted in additional interest revenue of $1,014. Partially offsetting this increase was a decrease in average investments and federal funds sold of $15.3 million, which caused a reduction in interest revenue of $329.
Average interest-bearing liabilities rose $4.5 million to $424.9 million for first half of 2007 compared to $420.4 million for the same period of 2006, which resulted in additional interest expense of $291. Specifically, the increase in interest expense is attributed to growth in NOW accounts, large denomination time deposits and short-term borrowings. Partially offsetting this growth were declines in money market accounts, savings accounts and time deposits less than $100. NOW accounts averaged $5.1 million higher comparing the first six months of 2007 and 2006, while time deposit $100 or more rose $19.1 million. Average short-term borrowings increased $5.2 million. These increases resulted in additional interest expense of $58, $396 and $138. Partially, mitigating these increases were reductions of $3.7 million in money market accounts, $13.0 million in savings accounts and $8.2 million in time deposits less than $100, which together reduced interest expense by $301.
A negative rate variance resulted in a decrease of $18 in tax-equivalent net interest income. Higher yields on the loan and investment portfolios were more than entirely offset by increased funding costs resulting from higher short-term market interest rates. The tax-equivalent yield on earning assets increased 51 basis points to 7.03 percent for the six months ended June 30, 2007, from 6.52 percent for the same period of 2006, resulting in additional interest revenue of $1,066. Specifically, the tax-equivalent yield on the loan portfolio increased 44 basis points to 7.30 percent for the first half of 2007 from 6.86 percent for the same period of 2006. Similarly, the tax-equivalent yield on the investment portfolio rose 50 basis points to 5.48 percent in 2007 from 4.98 percent in 2006. The increases in yields resulted in additional interest revenue of $921 from the loan portfolio and $161 from the investment portfolio.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
This additional revenue was more than offset by higher interest expense of $1,084 resulting from a 62 basis point increase in the cost of funds to 3.48 percent for the first half of 2007 from 2.86 percent for the same period of 2006. Specifically, rates paid for interest-bearing transaction accounts rose significantly, as certain larger-balance, money market, NOW and savings accounts of local school district and municipalities are priced in accordance with changes in the three-month U.S. Treasury. As a result, the cost of money market, NOW and savings accounts rose 55 basis points, 101 basis points and 16 basis points comparing the six months ended June 30, 2007 and 2006. These basis point increases resulted in additional interest expense of $80, $317 and $82. With regard to time deposits, although we did not aggressively compete for these types of deposits, we did offer preferential rates for special-term certificates in an effort to retain our customer base. As a result, the average rates paid for time deposits less than $100 and time deposits $100 or more rose 50 basis points and 68 basis points, which together resulted in a $584 increase in interest expense.
For the quarter ended June 30, 2007, tax-equivalent net interest income improved $163 in comparison to the same three months of last year. Similar to the results for six months, the increase was due to a positive volume variance of $244, partially offset by a negative rate variance of $81. The growth in earning assets primarily resulted from growth in average loans of $32.4 million partially offset by a reduction in investments and federal funds sold of $14.9 million. Changes in the volume of earning assets comparing the three months ended June 30, 2007 and 2006 resulted in additional interest revenue of $436. The increase in average interest-bearing liabilities resulted primarily from growth of $5.0 million, $22.3 million and $7.0 million in NOW accounts, large denomination time deposits and short-term borrowings, partially offset by a reductions of $4.1 million in money market accounts, $11.3 million in savings accounts and $7.8 million in time deposits less than $100. These changes resulted in an increase in interest expense of $192. With regard to the negative rate variance, the tax-equivalent yield on earning assets rose 43 basis points comparing the second quarters of 2007 and 2006, which resulted in additional interest revenue of $428. More than offsetting this increase in revenue was interest expense of $509 due to a 58 basis point increase in our cost of funds.
Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin has appeared to stabilize given the stability of short-term interest rates over the past 12 months. Our net interest margin equaled 4.24 percent for the six months ended June 30, 2007, compared to 4.20 percent for the same period of 2006. For the second

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
quarter, our net interest margin was 4.26 percent in 2007 and 4.28 percent in 2006. The FOMC has indicated that future monetary policy adjustments would depend on incoming economic data. Given the current economic climate it is anticipated that interest rates will be stable for the remainder of 2007. However, no assurance can be given that these conditions will continue. Net interest income could be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the six months ended June 30, 2007 and 2006, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.
Summary of net interest income

	June 30, 2007			June 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning assets:
Loans:
Taxable	$410,136	$15,039	7.39%	$378,656	$13,057	6.95%
Tax-exempt	40,362	1,280	6.40	43,939	1,327	6.09
Investments:
Taxable	50,136	1,046	4.21	61,341	1,142	3.75
Tax-exempt	29,730	1,123	7.62	31,213	1,145	7.40
Federal funds sold	391	7	3.61	2,996	73	4.91

Total earning assets	530,755	18,495	7.03%	518,145	16,744	6.52%
Less: allowance for loan losses	4,609			4,227
Other assets	28,471			28,840

Total assets	$554,617			$542,758

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$28,019	411	2.96%	$31,741	379	2.41%
NOW accounts	64,098	1,001	3.15	58,973	626	2.14
Savings accounts	101,081	721	1.44	114,096	727	1.28
Time deposits less than $100	179,184	3,910	4.40	187,398	3,625	3.90
Time deposits $100 or more	41,238	984	4.81	22,142	454	4.13
Short-term borrowings	11,245	303	5.43	6,059	144	4.79

Total interest-bearing liabilities	424,865	7,330	3.48%	420,409	5,955	2.86%
Noninterest-bearing deposits	73,505			69,171
Other liabilities	2,727			2,303
Stockholders’ equity	53,520			50,875

Total liabilities and stockholders’ equity	$554,617			$542,758

Net interest/income spread		$11,165	3.55%		$10,789	3.66%

Net interest margin			4.24%			4.20%
Tax equivalent adjustments:
Loans		$435			$451
Investments		382			389

Total adjustments		$817			$840

Note:	Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,396 and $1,177 for the six months ended June 30, 2007 and 2006 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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
The provision for loan losses was $225 for the six months ended June 30, 2007, and $405 for the same six months of 2006. During the second quarter of 2007, we experienced a reduction in the volume of impaired loans having carrying values which exceeded their related underlying collateral values. As a result of this reduction, the specific reserve required, as part of our quarterly evaluation of the adequacy of the allowance for loan losses account, also decreased from the previous quarter end. Due to these factors no provision for loan losses was recorded in the second quarter of 2007. The provision for loan losses was $225 for the second quarter of 2006.
Noninterest Income:
Noninterest revenue totaled $1,762 for the six months ended June 30, 2007, an increase of $51 or 3.0 percent from $1,711 for the same six months of last year. Service charges, fees and commissions increased $61, while mortgage banking income decreased $10. For the second quarter, noninterest revenue increased $131 or 15.4 percent to $982 in 2007, from $851 in 2006. Increases in revenue from wealth management services and deposit services charges, coupled with gains realized on the sale of other real estate owned, factored into the increased revenue.
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
Major components of noninterest expense for the three months and six months ended June 30, 2007 and 2006, are summarized as follows:
Noninterest expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Salaries and employee benefits expense:
Salaries and payroll taxes	$1,527	$1,525	$3,011	$2,973
Employee benefits	432	393	827	735

Salaries and employee benefits expense	1,959	1,918	3,838	3,708

Net occupancy and equipment expense:
Net occupancy expense	292	297	613	614
Equipment expense	311	299	624	587

Net occupancy and equipment expense	603	596	1,237	1,201

Other expenses:
Marketing expense	132	152	291	265
Other taxes	142	123	276	254
Stationery and supplies	115	83	226	165
Contractual services	482	414	935	840
Insurance including FDIC assessment	65	74	116	136
Other	317	359	649	706

Other expenses	1,253	1,205	2,493	2,366

Total noninterest expense	$3,815	$3,719	$7,568	$7,275

Noninterest expense for the six months ended June 30, increased $293 or 4.0 percent to $7,568 in 2007 from $7,275 in 2006. Increases of 3.5 percent in personnel costs, 3.0 percent in net occupancy and equipment expense and 5.4 percent in other expenses all factored into the rise in noninterest expense. For the second quarter, noninterest expense totaled $3,815 in 2007, an increase of $96 or 2.6 percent from $3,719 in 2006. Despite the increased expense, our operating efficiency was relatively stable. We measure our efficiency using two key industry ratios, the operating efficiency ratio and the overhead ratio. The operating efficiency ratio is defined as noninterest expense as a percentage of net interest income and noninterest income, and the overhead ratio is calculated by dividing noninterest expense by average total assets. Our operating efficiency ratio was 62.5 percent for the six months ended June 30, 2007 and 62.4 percent for the same six months of 2006. Similarly, our overhead ratio was 2.8 percent for the first half of 2007 compared to 2.7 percent for the same period last year.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $3,838 or 50.7 percent of noninterest expense for the six months ended June 30, 2007. The $130 or 3.5 percent increase resulted from additions to the commercial loan division, higher health insurance costs and annual merit increases. In comparison, salaries and employee benefits expense was $3,708 or 51.0 percent of noninterest expense for the same period of 2006. For the second quarter of 2007, employee-related expenses totaled $1,959, an increase of $41 compared to the second quarter of 2006.
Additional equipment-related costs arising from a new teller system and the implementation of CB&T DirectSM remote deposit image capture system resulted in a $36 or 3.0 percent increase in net occupancy and equipment expense to $1,237 for the six months ended June 30, 2007, from $1,201 for the same six months of 2006. For the second quarter, net occupancy and equipment expense increased $7 or 1.2 percent to $603 in 2007 from $596 in 2006.
Other expenses increased $127 or 5.4 percent to $2,493 for the six months ended June 30, 2007, from $2,366 for the same six months of the prior year. For the quarter ended June 30, other expenses totaled $1,253 in 2007 and $1,205 in 2006. The increase in other expenses resulted primarily from legal and professional costs associated with the “Dutch Auction” tender offer.
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
There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established the annual FICO assessment rates effective for the second quarter of 2007 at $0.0122 per 100 dollars of DIF-assessable deposits. Our assessments totaled $29 and $31 for the six months ended June 30, 2007 and 2006.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Income Taxes:
For the six months ended June 30, income tax expense totaled $932 in 2007, an increase of $77 or 9.0 percent from $855 in 2006. Our effective tax rate increased slightly to 21.6 percent in 2007 from 21.5 percent in 2006. The increase resulted from higher pre-tax income and a lower percentage of tax-exempt income. We utilize loans and investments from tax-exempt organizations to help mitigate our tax burden. Tax-exempt interest income as a percentage of total interest income decreased to 9.0 percent for the six months ended June 30, 2007, compared to 10.3 percent for the same six months of 2006. Partially offsetting these increases, was $62 in tax credits from our investment as a limited partner in an elderly housing project. This project will afford us approximately $3.7 million in investment tax credits over a ten-year period beginning in 2007. We expect to recognize a total of $125 in tax credits in 2007.
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

Comm Bancorp, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Disclosure of Quantitative and Qualitative Disclosure about Market Risk:
As of June 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the disclosure provided in our Annual Report on Form 10-K for December 31, 2006, and determined there were no material changes in market risks from the information provided since this date. The discussion and analysis to assess the sources of our market risk and the effects market risk has on us is included under Part I Item 2 to this report.

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
As of June 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded that as of the period covered by this Quarterly Report on Form 10-Q, we maintained effective disclosure controls and procedures.
Internal Control Over Financial Reporting:
There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Comm Bancorp, Inc.
OTHER INFORMATION
Part II. Other Information
Item 1. Legal Proceedings
          NONE
Item 1A. Risk Factors
There were no material changes during the three months ended June 30, 2007, to the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2006.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the six months ended June 30, 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number	Average	as Part of Publicly	yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Month Ending	Purchased(1)	Per Share	or Programs	or Programs

January 31, 2007				38,374
February 28, 2007				38,374
March 31, 2007				38,374
April 30, 2007				38,374
May 31, 2007	4,200	$47.99	4,200	34,174
June 30, 2007				34,174

Total	4,200	$47.99	4,200

(1)	All purchases were made pursuant to resolutions given by our Board of Directors, which authorize Management to repurchase shares of our common stock from time to time in unsolicited open market purchases through a licensed broker-dealer and in accordance with terms, conditions and restrictions contained in Rule 10b-18 under the Exchange Act.
Item 3. Defaults Upon Senior Securities
          NONE

Comm Bancorp, Inc.
OTHER INFORMATION (CONTINUED)

Item 4.	Results of Votes of Security Holders at the Company’s annual meeting of stockholders held on June 1, 2007, for which proxies were solicited pursuant to Section 14 under the Securities Exchange Act of 1934, the following matters were voted upon by the stockholders.
1.	To elect 13 directors to serve for a one-year term and until their successors are duly elected and qualified.

All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

Nominee	For	Against
David L. Baker	1,512,390.849	51,952.623
Thomas M. Chesnick	1,504,841.268	59,502.204
William F. Farber, Sr.	1,501,685.301	62,658.171
Judd B. Fitze	1,460,761.268	103,582.204
Dean L. Hesser	1,513,571.268	50,772.204
John P. Kameen	1,512,931.268	50,412.204
William A. Kerl	1,504,841.268	59,502.204
Erwin T. Kost	1,512,931.268	51,412.204
Susan F. Mancuso	1,514,674.472	49,669.000
Robert A. Mazzoni	1,513,571.268	50,772.204
J. Robert McDonnell	1,479,763.268	84,580.204
Joseph P. Moore, III	1,512,931.268	51,412.204
Eric G. Stephens	1,460,761.268	103,582.204
2.	To ratify the selection of Beard Miller Company LLP, of Allentown, Pennsylvania, Certified Public Accountants, as the independent auditors for the year ending December 31, 2007. The votes cast on this matter were as follows:

For	Against
1,548,794.472	15,549.000
Item 5. Other Information
          NONE

Comm Bancorp, Inc.
OTHER INFORMATION (CONTINUED)
Item 6. Exhibits
31(i)	CEO and CFO certifications pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO certifications pursuant to Section 1350.

COMM BANCORP, INC.
FORM 10-Q
SIGNATURE PAGE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

Registrant, Comm Bancorp, Inc.
Date: August 9, 2007	/s/ William F. Farber, Sr.
William F. Farber, Sr.
President and Chief Executive Officer Chairman of the Board/Director (Principal Executive Officer)

Date: August 9, 2007	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Vice President of Finance (Principal Accounting Officer)

EXHIBIT INDEX

Item Number	Description	Page

31(i)	CEO and CFO Certifications Pursuant to Rule 13a-14(a)/15d-14(a).	55

32	CEO and CFO Certifications Pursuant to Section 1350.	59