Form 10-Q
period 2007-09-30
COMM BANCORP INC
filed 2007-11-09
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,754,222 at October 31, 2007.

Exhibit Index on Page 51

COMM BANCORP, INC.
FORM 10-Q
September 30, 2007

*	Not Applicable

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans:
Taxable	$7,808	$7,133	$22,847	$20,190
Tax-exempt	457	352	1,302	1,228
Interest and dividends on investment securities available-for-sale:
Taxable	265	490	1,279	1,596
Tax-exempt	370	368	1,111	1,124
Dividends	32	14	64	50
Interest on federal funds sold	68	136	75	209

Total interest income	9,000	8,493	26,678	24,397

Interest expense:
Interest on deposits	3,539	3,197	10,566	9,008
Interest on short-term borrowings	28		331	144

Total interest expense	3,567	3,197	10,897	9,152

Net interest income	5,433	5,296	15,781	15,245
Provision for loan losses	75	270	300	675

Net interest income after provision for loan losses	5,358	5,026	15,481	14,570

Noninterest income:
Service charges, fees and commissions	791	769	2,380	2,297
Mortgage banking income	98	89	271	272

Total noninterest income	889	858	2,651	2,569

Noninterest expense:
Salaries and employee benefits expense	2,058	1,903	5,896	5,611
Net occupancy and equipment expense	558	571	1,795	1,772
Other expenses	1,305	1,273	3,798	3,639

Total noninterest expense	3,921	3,747	11,489	11,022

Income before income taxes	2,326	2,137	6,643	6,117
Provision for income tax expense	511	512	1,443	1,367

Net income	1,815	1,625	5,200	4,750

Other comprehensive income:
Unrealized gains on investment securities available-for-sale	412	868	14	129
Income tax expense related to other comprehensive income	140	295	5	44

Other comprehensive income, net of income taxes	272	573	9	85

Comprehensive income	$2,087	$2,198	$5,209	$4,835

Per share data:
Net income	$1.03	$0.87	$2.90	$2.56
Cash dividends declared	$0.26	$0.25	$0.78	$0.75
Average common shares outstanding	1,756,800	1,854,598	1,794,623	1,853,227
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2007	2006

Assets:
Cash and due from banks	$12,967	$25,584
Federal funds sold	13,000	2,050
Investment securities available-for-sale	47,117	91,213
Loans held for sale, net	1,764	572
Loans, net of unearned income	470,606	408,074
Less: allowance for loan losses	4,454	4,435

Net loans	466,152	403,639
Premises and equipment, net	11,052	11,018
Accrued interest receivable	3,328	2,863
Other assets	4,912	3,465

Total assets	$560,292	$540,404

Liabilities:
Deposits:
Noninterest-bearing	$78,746	$73,055
Interest-bearing	425,304	410,387

Total deposits	504,050	483,442
Accrued interest payable	1,229	1,106
Other liabilities	1,910	1,738

Total liabilities	507,189	486,286

Stockholders’ equity:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding: September 30, 2007, 1,756,204 shares; December 31, 2006, 1,848,687 shares	580	610
Capital surplus	7,217	7,146
Retained earnings	44,340	45,405
Accumulated other comprehensive income	966	957

Total stockholders’ equity	53,103	54,118

Total liabilities and stockholders’ equity	$560,292	$540,404

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity

Balance, December 31, 2006	$610	$7,146	$45,405	$957	$54,118
Net income			5,200		5,200
Dividends declared: $0.78 per share			(1,394)		(1,394)
Dividend reinvestment plan: 8,062 shares issued	3	373			376
Repurchase and retirement: 100,545 shares	(33)	(302)	(4,871)		(5,206)
Net change in other comprehensive income				9	9

Balance, September 30, 2007	$580	$7,217	$44,340	$966	$53,103

Balance, December 31, 2005	$611	$6,869	$41,250	$959	$49,689
Net income			4,750		4,750
Dividends declared: $0.75 per share			(1,390)		(1,390)
Dividend reinvestment plan: 5,383 shares issued	2	223			225
Repurchase and retirement: 2,400 shares	(1)	(7)	(92)		(100)
Net change in other comprehensive income				85	85

Balance, September 30, 2006	$612	$7,085	$44,518	$1,044	$53,259

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

Nine Months Ended September 30,	2007	2006

Cash flows from operating activities:
Net income	$5,200	$4,750
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	675
Depreciation and amortization of premises and equipment	799	759
Net amortization (accretion) of investment securities	(34)	97
Amortization of net loan costs	269	214
Amortization of mortgage servicing rights	178	169
Deferred income tax benefit	(30)	(165)
Net gains on the sale of loans	(188)	(176)
Net gains on the sale of foreclosed assets	(37)	(3)
Changes in:
Loans held for sale, net	(1,004)	261
Accrued interest receivable	(465)	(732)
Other assets	(1,620)	(465)
Accrued interest payable	123	112
Other liabilities	192	268

Net cash provided by operating activities	3,683	5,764

Cash flows from investing activities:
Proceeds from repayments of investment securities available-for-sale	55,095	41,492
Purchases of investment securities available-for-sale	(10,951)	(17,305)
Proceeds from sale of foreclosed assets	133	596
Net increase in lending activities	(63,172)	(39,141)
Purchases of premises and equipment	(833)	(804)

Net cash used in investing activities	(19,728)	(15,162)

Cash flows from financing activities:
Net changes in:
Money market, NOW, savings and noninterest-bearing accounts	16,769	(5,462)
Time deposits	3,839	6,912
Proceeds from issuance of common shares	376	225
Repurchase and retirement of common shares	(5,206)	(100)
Cash dividends paid	(1,400)	(1,352)

Net cash provided by financing activities	14,378	223

Net decrease in cash and cash equivalents	(1,667)	(9,175)
Cash and cash equivalents at beginning of year	27,634	35,403

Cash and cash equivalents at end of period	$25,967	$26,228

Supplemental disclosures:
Cash paid during the period for:
Interest	$10,774	$9,040
Income taxes	1,330	1,230
Noncash items:
Transfer of loans to foreclosed assets	90	313
Unrealized gains on investment securities available-for-sale, net	$(9)	$(85)
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of presentation:
The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries, Community Bank and Trust Company, including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation, and Comm Realty Corporation (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results for the three months and nine months ended, and financial position of the Company as of, September 30, 2007, are not necessarily indicative of the results of operations that may be expected in the future.
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
2. Earnings per common share:
The Company had no dilutive potential common shares outstanding during the three-month and nine-month periods ended September 30, 2007 and 2006, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.

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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Operating Environment:
Despite a significant retraction in residential housing, the United States economy posted strong growth in the third quarter of 2007. The gross domestic product, the value of all goods and services produced in the Nation, advanced at an annual rate of 3.9 percent. Growth in consumer and business spending and government investment coupled with a surge in international trade were able to overcome a 20.1 percent decrease in residential construction. Increased spending on durable goods led to a 3.0 percent rise in consumer spending. Commercial construction increased 12.3 percent and was the main factor contributing to a 7.9 percent increase in business spending. Government spending rose 3.7 percent in the third quarter of 2007. Exports surged 16.2 percent, while imports increased 5.2 percent. Despite strong economic growth, the Federal Open Market Committee (“FOMC”) lowered the federal funds target rate 50 basis points at its meeting on September 18, 2007, to 4.75 percent. The FOMC cited continued deterioration in the housing market, tighter credit conditions and volatility in the financial markets as the primary factors influencing the action to ease monetary policy. Expectations for economic growth for the remainder of the year are uncertain. The Consumer Confidence index fell to 95.6 in October 2007 from 99.5 in September. Waning confidence in the economy may influence consumer spending during the upcoming holiday season. Both the Present Situations and Expectations Indices fell from the prior month, as consumers are feeling the effects of higher food and energy costs, home price depreciation and tighter credit conditions.
Review of Financial Position:
Total assets increased $5.6 million to $560.3 million at September 30, 2007, from $554.7 million at the close of the second quarter. Demand for our lending products remained strong as evidenced by a $15.6 million or 3.4 percent increase in loans, net of unearned income. An influx of tax monies from local area school district customers influenced deposit growth, as interest-bearing deposits increased $8.4 million comparing the second and third quarters of 2007. Available-for-sale investment securities declined $20.1 million to $47.1 million at September 30, 2007, from $67.2 million at the end of the second quarter. Repayments received from the investment portfolio were used to supplement deposit growth in funding loan demand and pay off $5.7 million of short-term borrowings outstanding at June 30, 2007. There was $13.0 million in federal funds sold outstanding at the end of the third quarter of 2007.
In comparison to the end of 2006, total assets grew $19.9 million or at an annual rate of 4.9 percent. For the most part, the growth in the balance sheet reflected strong loan demand, as loans, net of unearned income, increased $62.5 million or at an annual rate of 20.5 percent to $470.6

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
million at the close of the third quarter from $408.1 million at December 31, 2006. Total deposits rose $20.6 million or at an annual rate of 5.7 percent to $504.0 million at September 30, 2007, from $483.4 million at year-end 2006. Noninterest-bearing deposits increased $5.7 million, while interest-bearing deposits grew $14.9 million. Available-for-sale investment securities declined $44.1 million, as the majority of repayments were used to fund loans. Federal funds sold equaled $13.0 million at September 30, 2007, compared to $2.0 million at December 31, 2006.
We are in the process of negotiating the purchase of land in Luzerne County, Pennsylvania for the purpose of constructing a full-service branch office. We currently have a limited presence in the Luzerne County market area through a loan production office located in Kingston, Pennsylvania. The new location, we believe, will offer opportunity for significant growth in both commercial and retail operations.
Investment Portfolio:
As previously mentioned, the FOMC lowered the federal funds target rate 50 basis points on September 18, 2007. As a result of this action, U.S. Treasury rates, across the entire yield curve, trended downward during the third quarter. Changes in the yields on U.S. Treasuries impact the market value of our investment portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasuries. The yield on the 2-year U.S. Treasury affects the values of our U.S. Government-sponsored agency securities, mortgage-backed securities and other short-term investments, whereas the 10-year U.S. Treasury influences the value of tax-exempt state and municipal obligations. The yield on the 2-year U.S. Treasury declined 90 basis points to 3.97 percent at September 30, 2007, from 4.87 percent at June 30, 2007. To a lesser extent, the yield on the 10-year U.S. Treasury decreased 44 basis points to 4.59 percent at the close of the third quarter of 2007 from 5.03 percent at the end of the previous quarter. Market values tend to react inversely to changes in interest rates. As a result, the market value of our investment portfolio at September 30, 2007, improved in comparison to June 30, 2007. We reported net unrealized holding gains, included in stockholders’ equity, of $966, net of income taxes of $498, at September 30, 2007, an increase of $272, compared to $694, net of income taxes of $358, at the end of the second quarter. The majority of the increase resulted from a $312 increase in the unrealized holding gain on tax-exempt state and municipal obligations to $1,412 at the end of the third quarter of 2007 from $1,100 at June 30, 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 2007, and December 31, 2006, are summarized as follows:
Distribution of investment securities available-for-sale

	September 30,		December 31,
	2007		2006
	Amount	%	Amount	%

U.S. Government agencies	$6,998	14.85%	$39,201	42.98%
State and municipals:
Taxable	5,195	11.03	11,912	13.06
Tax-exempt	31,032	65.86	30,956	33.94
Mortgage-backed securities	2,788	5.92	7,760	8.51
Equity securities:
Restricted	847	1.80	1,206	1.32
Other	257	0.54	178	0.19

Total	$47,117	100.00%	$91,213	100.00%

Due to the strong demand for our loan products, the investment portfolio continued to play a less prominent role in our earning assets mix during the third quarter of 2007. Liquidity provided from maturities of U.S. Government agencies and repayments from mortgage-backed securities were reinvested into our loan portfolio, which offered higher returns than investment alternatives. Available-for-sale investment securities decreased $20.1 million to $47.1 million at September 30, 2007, from $67.2 million at June 30, 2007. In comparison to year-end 2006, the investment portfolio declined $44.1 million from $91.2 million.
For the nine months ended September 30, 2007, the investment portfolio averaged $73.1 million, a decrease of $14.8 million or 16.8 percent compared to $87.9 million for the same period of last year. The tax-equivalent yield on the investment portfolio rose 45 basis points to 5.54 percent for the nine months ended September 30, 2007, from 5.09 percent for the same nine months of 2006. In comparison to the previous quarter, the tax-equivalent yield improved 24 basis points to 5.70 percent for the third quarter from 5.46 percent for the second quarter. High-yielding securities of tax-exempt municipal obligations represented a greater percentage of the total portfolio and were responsible for the improvement.
In addition to yield analysis, we utilize a total return approach to measure the investment portfolio’s performance. This approach gives a more complete picture of a portfolio’s overall performance since it takes into consideration both market value and reinvestment income from repayments. The investment portfolio’s total return is the sum of all interest income, reinvestment income on all proceeds from repayments and capital gains or losses, whether realized or unrealized. For the 12 months ended September

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
30, 2007, total return on the investment portfolio improved to 5.3 percent, compared to 4.1 percent for the 12 months ended June 30, 2007. The improvement primarily resulted from an increase in the unrealized holding gain from the previous quarter.
The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at September 30, 2007, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Maturity distribution of available-for-sale portfolio

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
September 30, 2007	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Amortized cost:
U.S. Government agencies	$7,000	4.58%							$7,000	4.58%
State and municipals:
Taxable	5,255	2.77							5,255	2.77
Tax-exempt	65	5.36	$6,309	7.66%	$19,778	7.54%	$3,468	7.47%	29,620	7.55
Mortgage-backed securities	1,684	4.59	1,041	4.86	68	6.43			2,793	4.74
Equity securities:
Restricted							847	6.30	847	6.30
Other							138	3.94	138	3.94

Total	$14,004	3.91%	$7,350	7.26%	$19,846	7.54%	$4,453	7.14%	$45,653	6.34%

Fair value:
U.S. Government agencies	$6,998								$6,998
State and municipals:
Taxable	5,195								5,195
Tax-exempt	65		$6,509		$20,768		$3,690		31,032
Mortgage-backed securities	1,680		1,039		69				2,788
Equity securities:
Restricted							847		847
Other							257		257

Total	$13,938		$7,548		$20,837		$4,794		$47,117

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Loan Portfolio:
The downturn in the housing market worsened during the third quarter of 2007. Higher mortgage rates, along with tighter lending standards, hindered demand. The rate on a 30-year conventional mortgage, which declined 28 basis points to 6.38 percent at the end of the third quarter of 2007 from 6.66 percent at the end of the second quarter, was still 24 basis points higher than the rate of 6.14 percent recorded at year end 2006. In addition, credit became less available as lenders continued to tighten credit standards in response to the subprime mortgage debacle. The annual rate of existing home sales for September 2007 fell 8.0 percent, the lowest pace on record. The median price of existing homes fell 4.2 percent, while inventory of unsold homes reached a supply of 10.5 months. New home sales, which reached an 11-year low in August, rebounded slightly in September. However, the rebound followed steep downward movements for the previous two months. Median prices for new homes fluctuated, while the supply of new homes represented an 8.3 month supply. With the supply of new homes near record levels, the number of housing starts across the Nation fell to a 14-year low. Our market area appeared somewhat insulated to the adverse housing market conditions experienced throughout the Nation. Activity in our secondary mortgage department was relatively stable for the first two quarters of 2007 and picked up slightly in the third quarter. For the three months and nine months ended September 30, 2007, residential mortgages sold to the FNMA totaled $4.7 million and $10.5 million, compared to $4.4 million and $13.5 million for the same periods last year. Net gains realized on the sale of residential mortgages totaled $70 for the third quarter and $188 for year-to-date 2007, compared to $63 and $176 for the same periods of 2006. At September 30, 2007, residential mortgages serviced for the FNMA totaled $115.9 million, a slight increase compared to $115.1 million at the end of 2006.
Given the favorable business conditions, spending in the corporate sector advanced by a solid 7.9 percent in the third quarter of 2007. Spending on nonresidential structures increased significantly by 12.3 percent, while spending on equipment and software rose 5.9 percent. In addition, the prime rate decreased by 50 basis points and closed the third quarter at 7.75 percent. According to the July 2007 Senior Loan Officer Opinion Survey issued by the Federal Reserve, banks indicated a decrease in demand for commercial and industrial loans, as well as commercial mortgages from the previous report. The respondents attributed the weaker demand to borrowers’ increased use of internally generated funds to finance inventories and investment in plant and equipment and the use of nonbank sources of credit. Banks also reported that while they tightened lending standards for real estate loans, they eased standards for commercial and industrial loans from the previous reporting period. Despite reporting weaker demand, commercial

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
and industrial loans at all commercial banks increased at an annual rate of 31.6 percent from the end of the second quarter and 19.1 percent from year-end 2006. With regard to our commercial loan portfolio, demand for commercial loans remained moderate, while demand for commercial mortgages increased during the third quarter of 2007. Commercial loans increased $3.4 million to $191.5 million at September 30, 2007, from $188.1 million at the end of the second quarter. Commercial mortgages grew $7.2 million to $131.0 million at the close of the third quarter from $123.8 million at June 30, 2007. Commercial leases were unchanged from the end of the second quarter.
A 4.4 percent increase in spending on durable goods was the primary factor leading to the 3.0 percent rise in consumer spending for the third quarter of 2007. In addition, spending for nondurable goods increased 2.7 percent, while spending on services rose 2.9 percent. Consumer debt expanded moderately during the third quarter of 2007, which resulted in a 2.3 percent increase in consumer loans for all commercial banks from the end of the second quarter of 2007. We experienced moderate demand for our consumer loans evidenced by an increase of $0.7 million, or at an annualized rate of 8.2 percent, to $34.7 million at September 30, 2007, from the previous quarter end. In addition, residential mortgage loans increased $4.3 million or at an annualized rate of 15.9 percent, due largely to a no-fee home equity loan promotion.
Loans, net of unearned income, increased $62.5 million or at an annualized rate of 20.5 percent to $470.6 million at September 30, 2007, from $408.1 million at December 31, 2006. We experienced strong demand in all sectors during 2007. Commercial loans, including commercial mortgages and lease financing, increased $48.7 million or 17.7 percent, while residential mortgages grew $10.7 million or 10.6 percent and consumer loans increased $3.1 million or 9.9 percent. For the nine months ended September 30, 2007, loans averaged $455.0 million, an increase of $31.8 million or 7.5 percent compared to $423.2 million for the same period of 2006. The tax-equivalent yield on the loan portfolio was 7.29 percent for the nine months ended September 30, 2007, an increase of 32 basis points from 6.97 percent for the same nine months of 2006. However, the tax-equivalent yield on the loan portfolio decreased 7 basis points comparing the second and third quarters of 2007, which reflected the recent 50 basis point decrease in the prime rate. Loan yields may decline further during the remainder of the year as the prime rate decreased another 25 basis points in response to additional easing of short-term rates by the FOMC at its meeting on October 31, 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The composition of the loan portfolio at September 30, 2007, and December 31, 2006, is summarized as follows:
Distribution of loan portfolio

	September 30,		December 31,
	2007		2006
	Amount	%	Amount	%

Commercial, financial and others	$191,517	40.70%	$143,792	35.24%
Real estate:
Construction	8,559	1.82	5,513	1.35
Mortgage	233,752	49.67	225,703	55.31
Consumer, net	34,681	7.37	31,546	7.73
Lease financing, net	2,097	0.44	1,520	0.37

Loans, net of unearned income	470,606	100.00%	408,074	100.00%

Less: allowance for loan losses	4,454		4,435

Net loans	$466,152		$403,639

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As part of our asset/liability management strategy to reduce the amount of IRR in the loan portfolio, we price our loan products to increase our holdings of adjustable-rate loans and reduce the average term of fixed-rate loans. Approximately 45.5 percent of the lending portfolio is expected to reprice within the next 12 months.
The maturity and repricing information of the loan portfolio by major classification at September 30, 2007, is summarized as follows:
Maturity distribution and interest sensitivity of loan portfolio

		After one
	Within	but within	After
September 30, 2007	one year	five years	five years	Total

Maturity schedule:
Commercial, financial and others	$93,688	$47,928	$49,901	$191,517
Real estate:
Construction	8,559			8,559
Mortgage	26,190	85,962	121,600	233,752
Consumer, net	4,955	22,823	6,903	34,681
Lease financing, net	420	1,677		2,097

Total	$133,812	$158,390	$178,404	$470,606

Predetermined interest rates	$65,437	$86,897	$77,780	$230,114
Floating- or adjustable-interest rates	68,375	71,493	100,624	240,492

Total	$133,812	$158,390	$178,404	$470,606

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
Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Commercial letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all commercial letters of credit have expiration dates within one year and often expire unused in whole or in part by the customer. The carrying value of the liability for our obligations under guarantees was not material at September 30, 2007, and December 31, 2006.
Credit risk is the principal risk associated with these instruments. Our involvement and exposure to credit loss in the event that the instruments are fully drawn upon and the customer default is represented by the contractual amounts of these instruments. In order to control credit risk associated with entering into commitments and issuing letters of credit, we employ the same credit quality and collateral policies in making commitments that we use in other lending activities. We evaluate each customer’s creditworthiness on a case-by-case basis, and if deemed necessary, obtain collateral. The amount and nature of the collateral obtained is based on our credit evaluation.
Letters of credit for municipal deposits are issued by the FHLB-Pgh on our behalf. The letters of credit are used, in lieu of investment securities,

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
to secure deposits as permitted by law. The FHLB-Pgh guarantees payment to the depositors in the event that we default. We are obligated to reimburse the FHLB-Pgh for all payments made under the irrevocable letters of credit.
The contractual amounts of off-balance sheet commitments at September 30, 2007 and December 31, 2006, are summarized as follows:
Distribution of off-balance sheet commitments

	September 30,	December 31,
	2007	2006

Commitments to extend credit	$88,830	$66,192
Unused portions of home equity and credit card lines	13,171	15,777
Commercial letters of credit	16,080	21,405
Letters of credit for municipal deposits	47,750

Total	$165,831	$103,374

We record an allowance for credit losses, if deemed necessary, separately as a liability for off-balance sheet commitments. The allowance was deemed immaterial at September 30, 2007 and December 31, 2006. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.
Asset Quality:
National, Pennsylvania and market area unemployment rates at September 30, 2007 and 2006, are summarized as follows:

September 30,	2007	2006

United States	4.7%	4.6%
Pennsylvania	4.5	4.7
Lackawanna county	5.0	5.0
Luzerne county	5.2	5.5
Monroe county	5.0	5.3
Susquehanna county	4.5	5.0
Wayne county	4.5	4.4
Wyoming county	5.1%	5.3%
The employment conditions, which were relatively unchanged for the Nation, improved for the Commonwealth of Pennsylvania from one year ago. The increase in the civilian labor force was more than supported by additional jobs created. Job gains in service-producing industries, specifically professional and business services, education and health services, and leisure and hospitality, were the driving force behind the improved employment climate. Partially offsetting these job gains, was a reduction in the number of manufacturing jobs. In addition, employment conditions

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
improved for all but one of the counties in our local market area. We anticipate labor conditions to remain favorable in our market area in the second half of 2007. However, no assurance can be given that these favorable employment conditions will continue. Our asset quality could be adversely affected should employment conditions weaken.
Despite the favorable employment climate, our asset quality deteriorated during the third quarter of 2007. Nonperforming assets increased $3,277 to $7,853 at September 30, 2007, from $4,576 at June 30, 2007. An increase in nonaccrual loans, coupled with increases in accruing loans past due 90 days or more and foreclosed assets, all factored into the rise in nonperforming assets. In comparison to year-end 2006, nonperforming assets rose $5,199. As a percentage of loans, net of unearned income and foreclosed assets, nonperforming assets equaled 1.67 percent at September 30, 2007, compared to 1.01 percent at June 30, 2007 and 0.65 percent at December 31, 2006.
Nonaccrual loans rose $2,123 to $5,684 at September 30, 2007, from $3,561 at June 30, 2007. Loans of two commercial customers which migrated to nonaccrual status during the third quarter comprised 85.7 percent of the increase. One customer with loans totaling $1,469 sustained a fire which destroyed one of the properties held as collateral. The loans were placed on nonaccrual status pending an insurance settlement.
We experienced a $1,064 increase in loans past due 90 days or more and still accruing to $1,823 at the end of the third quarter from $759 from the close of the previous quarter. The majority of the increase resulted from a $988 increase in commercial loans.
With regard to foreclosed assets, we held four properties with an aggregate carrying value of $346 at September 30, 2007. There were two loans transferred to foreclosed assets and no properties were sold during the three months ended September 30, 2007. For the nine months ended September 30, 2007, three properties with an aggregate carrying value of $96 were sold for $133 resulting in a realized gain of $37.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning nonperforming assets at September 30, 2007, and December 31, 2006, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers’ ability to comply with present loan repayment terms.
Distribution of nonperforming assets

	September 30,	December 31,
	2007	2006

Nonaccrual loans:
Commercial, financial and others	$2,725	$1,060
Real estate:
Construction
Mortgage	2,883	856
Consumer, net	76	94
Lease financing, net
Total nonaccrual loans	5,684	2,010

Accruing loans past due 90 days or more:
Commercial, financial and others	1,248	13
Real estate:
Construction
Mortgage	511	217
Consumer, net	46	60
Lease financing, net	18	2

Total accruing loans past due 90 days or more	1,823	292

Total nonperforming loans	7,507	2,302

Foreclosed assets	346	352

Total nonperforming assets	$7,853	$2,654

Ratios:
Nonperforming loans as a percentage of loans, net	1.60%	0.56%
Nonperforming assets as a percentage of loans, net and and foreclosed assets	1.67%	0.65%
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
Information concerning impaired loans at September 30, 2007, and December 31, 2006, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.
Distribution of impaired loans

	September 30,	December 31,
	2007	2006

Nonaccrual loans:
Commercial, financial and others	$2,725	$1,060
Real estate:
Construction
Mortgage	2,883	856
Consumer, net	76	94
Lease financing, net
Total nonaccrual loans	5,684	2,010

Accruing loans:
Commercial, financial and others	1,714	1,312
Real estate:
Construction
Mortgage	7,115	6,334
Consumer, net	2	44
Lease financing, net
Total accruing loans	8,831	7,690

Total impaired loans	$14,515	$9,700

Ratio:
Impaired loans as a percentage of loans, net	3.08%	2.38%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Impaired loans increased $4,815 or 49.6 percent to $14,515 at September 30, 2007, from $9,700 at year-end 2006. In addition to the two previously mentioned commercial relationships, the increase in impaired loans resulted from the addition of three accruing commercial loans with an aggregate carrying value of $5.5 million to one business customer due to a downgrade in the overall relationship. These loans continue to perform according to the contractual terms of their respective loan agreements. These credits will continue to be closely monitored by our loan review department. Partially offsetting these additions, was the improvement in the financial condition of a business relationship involving four credits totaling $3.8 million. These four credits were removed from impaired status following an upgrade in their respective loan ratings.
Information relating to the recorded investment in impaired loans at September 30, 2007 and December 31, 2006, is summarized as follows:

	September 30,	December 31,
	2007	2006

Impaired loans:
With a related allowance	$7,425	$8,017
With no related allowance	7,090	1,683

Total	$14,515	$9,700

The analysis of changes affecting the allowance for loan losses related to impaired loans for the nine months ended September 30, 2007, is summarized as follows:

September 30,
2007

Balance at January 1	$2,410
Provision for loan losses	1,142
Loans charged-off	206
Loans recovered	21

Balance at period-end	$3,367

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and nine-month periods ended September 30, 2007 and 2006 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Gross interest due under terms	$238	$187	$649	$441
Interest income recognized	241	218	616	460

Interest income not recognized (recognized in excess of due)	$(3)	$(31)	$33	$(19)

Interest income recognized (cash-basis)	$241	$218	$616	$460
Average recorded investment in impaired loans	$12,820	$9,501	$11,640	$7,552

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Cash received on impaired loans applied as a reduction of principal totaled $831 and $230 for the nine and three months ended September 30, 2007. For the respective periods of 2006, cash receipts on impaired loans totaled $1,218 and $677. There were no commitments to extend additional funds to such parties at September 30, 2007.
The allocation of the allowance for loan losses at September 30, 2007 and December 31, 2006, is summarized as follows:
Allocation of the allowance for loan losses

	September 30,		December 31,
	2007		2006
		Category		Category
		as a		as a
		% of		% of
	Amount	loans	Amount	loans

Allocated allowance:
Specific:
Commercial, financial and others	$2,243	0.94%	$1,000	0.58%
Real estate:
Construction
Mortgage	1,045	2.12	1,296	1.76
Consumer, net	79	0.02	114	0.03
Lease financing, net
Total specific	3,367	3.08	2,410	2.37

Formula:
Commercial, financial and others	195	39.76	120	34.66
Real estate:
Construction		1.82		1.35
Mortgage	277	47.55	520	53.55
Consumer, net	353	7.35	374	7.70
Lease financing, net		0.44		0.37

Total formula	825	96.92	1,014	97.63

Total allocated allowance	4,192	100.00%	3,424	100.00%

Unallocated allowance	262		1,011

Total allowance for loan losses	$4,454		$4,435

The allocated allowance for loan losses account increased $768 to $4,192 at September 30, 2007, from $3,424 at December 31, 2006. The specific portion of the allowance for loan losses increased from the end of 2006, which was partially offset by a reduction in the formula portion. The specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, rose $957 to $3,367 at the end of the third quarter of 2007 from $2,410 at year-end 2006. We experienced an increase in the volume of impaired loans having carrying values which exceeded their related underlying collateral values. The formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5, decreased

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
$189 to $825 at the close of the third quarter of 2007, from $1,014 at December 31, 2006. This decrease resulted primarily from a reduction in the total loss factor for loans classified as watch, special mention and substandard, which are evaluated collectively for impairment under SFAS No. 5. The decrease in total loss factors was caused by a decrease in the average net charge-offs for these types of loans over the previous eight quarters.
The unallocated portion of the allowance equaled $262 at September 30, 2007 compared to $1,011 at year-end 2006. Management believes the unallocated portion of the allowance was adequate to cover any inherent loss that existed at September 30, 2007, which was not identified as part of the allocated allowance using our impairment methodology due to various limitations in the process.
A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the nine months ended September 30, 2007, is summarized as follows:
Reconciliation of allowance for loan losses

September 30,
2007

Allowance for loan losses at beginning of period	$4,435
Loans charged-off:
Commercial, financial and others	171
Real estate:
Construction
Mortgage	37
Consumer, net	153
Lease financing, net

Total	361

Loans recovered:
Commercial, financial and others	26
Real estate:
Construction
Mortgage	2
Consumer, net	52
Lease financing, net

Total	80

Net loans charged-off	281

Provision charged to operating expense	300

Allowance for loan losses at end of period	$4,454

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.08%
Allowance for loan losses as a percentage of period end loans	0.95%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allowance for loan losses increased $19 to $4,454 at September 30, 2007, from $4,435 at the end of 2006. For the nine months ended September 30, 2007, a $300 provision for loan losses exceeded net charge-offs of $281. In comparison to the previous quarter end, the allowance for loan losses decreased $107 from $4,561.
Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. For the nine months ended September 30, net charge-offs equaled $281 or 0.08 percent of average loans outstanding in 2007, a $69 decrease compared to $350 or 0.11 percent of average loans outstanding in 2006.
Deposits:
Disposable personal income rose 6.1 percent in the third quarter of 2007, after rising 4.8 percent in the second quarter and 9.1 percent in the first quarter. The savings rate improved slightly, as consumers managed to save 0.8 percent of their income in the third quarter. The savings rate was 0.6 percent in the second quarter. Deposit gathering slowed for the banking industry, as total deposits decreased for the first time in three years. In order to supplement deposit growth, the banking industry increased their use of short-term borrowings.
Contrary to the banking industry, we experienced an increase of $9.5 million in total deposits to $504.0 million at September 30, 2007, from $494.5 million at the end of the previous quarter. In comparison to year-end 2006, total deposits rose $20.6 million or at an annualized rate of 5.7 percent. Several factors influenced our deposit gathering activities in 2007. Our new service offering, CB&T DirectK Remote Deposit Capture system (“CB&T Direct”) affected the volume of noninterest-bearing deposits, while price competition and cyclical deposit trends of municipal customers affected interest-bearing deposits. Noninterest-bearing deposits rose $1.1 million from the end of the second quarter of 2007 and $5.7 million from December 31, 2006. New deposits generated by CB&T Direct accounted for approximately two-thirds of the increase in noninterest-bearing deposits from the end of 2006. Interest-bearing deposits totaled $425.3 million at September 30, 2007, an increase of $8.4 million from June 30, 2007, and $14.9 million from year-end 2006. Intense price competition for short-term time deposits prevailed in our market area during 2007. We did not aggressively compete for new time deposits but attempted to retain our current customer base through the use of a short-term promotional rate offering. Total time deposits amounted to $216.1 million at the close of the third quarter of 2007. Although a reduction from the end of the second quarter, the balance was $3.8 million higher than December 31, 2006. Money market and NOW accounts were affected by in influx of tax monies from local

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
school district and municipal customers. Money market accounts increased $7.1 million from the end of the previous quarter, while NOW accounts rose $12.1 million. In comparison to December 31, 2006, money market accounts decreased $2.5 million from $31.5 million, while NOW accounts grew $10.1 million from $67.3 million.
The average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 2007 and 2006, are summarized as follows:
Deposit distribution

	September 30,		September 30,
	2007		2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Interest-bearing:
Money market accounts	$26,634	2.90%	$30,091	2.44%
NOW accounts	64,312	3.06	59,172	2.28
Savings accounts	102,573	1.46	111,997	1.32
Time deposits less than $100	179,431	4.40	187,658	3.98
Time deposits $100 or more	41,617	4.79	23,823	4.29

Total interest-bearing	414,567	3.41%	412,741	2.92%
Noninterest-bearing	75,409		70,981

Total deposits	$489,976		$483,722

For the nine months ended September 30, 2007, average total deposits increased $6.3 million to $490.0 million compared to $483.7 million for the same period of 2006. Noninterest-bearing deposits grew $4.5 million, while interest-bearing accounts increased $1.8 million. Growth in NOW accounts and large denomination time deposits more than offset reductions in money market accounts, savings accounts and time deposits less than $100. The change in our deposit mix and competitive pressures within our market area resulted in a 49 basis point increase in our cost of funds to 3.41 percent for the nine months ended September 30, 2007, from 2.92 percent for the same nine months of 2006. The cost associated with all major deposit categories increased compared to last year.
The 50 basis point decrease in the target rate for federal funds directly impacted short-term market rates and our cost of funds in the third quarter of 2007. As a result, our cost of funds decreased 13 basis points to 3.38 for the third quarter of 2007 from 3.51 percent in the second quarter. Our cost of funds may decline further during the remainder of the year in response to the previously mentioned monetary policy easement by the FOMC on October 31, 2007. However, the cost of funds is influenced by many factors such as competition and funding requirements in addition to market rates. Therefore, no assurance can be given that a reduction will in fact occur.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Volatile deposits, time deposits in denominations of $100 or more, equaled $42.1 million at September 30, 2007, a $2.8 million decrease from $44.9 million at June 30, 2007. In comparison to the end of 2006, volatile deposits rose $6.2 million from $35.9 million. These deposits averaged $41.6 million for the nine months ended September 30, 2007, compared to $23.8 million for the same nine months of last year. The increase in these deposits was due to the popularity of short-term certificates of deposit promotions. For the nine months ended September 30, the average cost of these deposits rose 50 basis points to 4.79 percent in 2007 from 4.29 percent for the same period of 2006.
Maturities of time deposits of $100 or more at September 30, 2007, and December 31, 2006, are summarized as follows:
Maturity distribution of time deposits of $100 or more

	September 30,	December 31,
	2007	2006

Within three months	$16,481	$5,307
After three months but within six months	7,880	6,923
After six months but within twelve months	6,434	13,136
After twelve months	11,263	10,554

Total	$42,058	$35,920

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
The interest rate environment, which was recently characterized by stable conditions and a flat yield curve, began to change with the decrease in short-term rates at the end of the third quarter of 2007. In addition, the FOMC has indicated that further easing of monetary policy may be necessary depending upon incoming economic data. These conditions make it extremely difficult to manage IRR. As a result, IRR and effectively managing it continue to be very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should we have material weaknesses in our risk management process or high exposure relative to our capital, bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.
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
Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
September 30, 2007	three months	twelve months	five years	five years	Total

Rate-sensitive assets:
Investment securities	$7,775	$6,163	$7,548	$25,631	$47,117
Loans held for sale, net	1,764				1,764
Loans, net of unearned income	153,488	60,470	175,475	81,173	470,606
Federal funds sold	13,000				13,000

Total	$176,027	$66,633	$183,023	$106,804	$532,487

Rate-sensitive liabilities:
Money market accounts	$22,018	$7,021			$29,039
NOW accounts	63,821	13,533			77,354
Savings accounts	17,869		$84,894		102,763
Time deposits less than $100	48,351	59,986	57,046	$8,707	174,090
Time deposits $100 or more	16,481	14,314	11,263		42,058

Total	$168,540	$94,854	$153,203	$8,707	$425,304

Rate sensitivity gap:
Period	$7,487	$(28,221)	$29,820	$98,097
Cumulative	$7,487	$(20,734)	$9,086	$107,183	$107,183

RSA/RSL ratio:
Period	1.04	0.70	1.19	12.27
Cumulative	1.04	0.92	1.02	1.25	1.25
Our cumulative one-year RSA/RSL ratio equaled 0.92 at September 30, 2007, compared to 0.99 at the end of the previous quarter. Prior to the second half of 2006, we had a significantly positive gap position. During the second half of last year, ALCO began reducing this position and focused on maintaining an equilibrium RSA/RSL ratio of 1.00, given the change in the FOMC’s monetary policy stance. During the third quarter of 2007, our gap has migrated to a negative position in anticipation of and following the recent decline in market rates. With regard to RSA, we began shifting our emphasis away from adjustable-rate loans to medium-term, fixed-rate loans. With respect to RSL, we began offering promotional certificates of deposit with a 5-month maturity. The short-term nature of this product reduces the extension risk associated with time deposits, should interest rate continue to fall. RSL were also affected by cyclical deposits trends of our school district and municipal customers. The majority of these deposits are tied

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
to the three-month U.S. Treasury rate and reprice on a monthly basis. RSL maturing within one year have surpassed RSA maturing or repricing within this timeframe. This negative position implies that a decrease in market rates would result in a positive impact to net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.
Specifically, the decrease in our RSA/RSL ratio from the end of the second quarter of 2007 resulted from a $10.7 million decrease in RSA repricing within the next 12 months coupled with an $8.5 million increase in RSL repricing within the same timeframe. The decrease in RSA resulted primarily from a $19.7 million decrease in investment securities maturing within the next 12 months, partially offset by a $13.0 million increase in federal funds sold. The increase in RSL was attributable to the influx of tax monies which caused increases of $7.1 million in money market accounts, $12.1 million in NOW accounts and $4.7 million in savings accounts repricing within 12 months. Total time deposits maturing or repricing within 12 months decreased $9.7 million and short-term borrowings totaling $5.7 million were repaid.
Our three-month ratio increased to 1.04 at September 30, 2007, from 0.98 at the end of the previous quarter. The increase resulted from a $27.2 million increase in the amount of RSA maturing or repricing within three months offset by a $16.9 million increase in RSL maturing or repricing within the same timeframe. Loans, net of unearned income, maturing or repricing in 3 months increased $26.9 million. Several one-year tax anticipation notes of municipal customers mature at the end of 2007. Similar to the 12-month ratio, the increase in RSL was attributable to the cyclical deposit trends, partially offset by a reduction in time deposits and short-term borrowings.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2007, produced results similar to those indicated by the one-year static gap position. Parallel and instantaneous shifts in interest rates of +/- 100 basis points resulted in only a negligible change in net interest income. We will continue to monitor our IRR for the remainder of 2007 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a favorable IRR position.
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
We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after September 30, 2007. Our noncore funds consisted entirely of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2007, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 5.6

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
percent, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 3.4 percent. These ratios indicated that we had minimal reliance on noncore funds at September 30, 2007. Comparatively, our ratios at year-end 2006 were negative indicating that we had no reliance on noncore funds. This change resulted from a decrease in short-term investments, coupled with an increase in time deposits greater than $100. However, according to the most recent Bank Holding Company Performance Report for our Federal Reserve District, we were significantly less reliant on noncore funds than our peer group, which had noncore and short-term noncore funding dependence ratios of 23.3 percent and 15.2 percent.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold. For the nine months ended September 30, 2007, cash and cash equivalents decreased $1.7 million. In comparison to the same period of 2006, cash and cash equivalents decreased $9.2 million. For both periods, net cash used in investing activities exceeded the net cash provided by operating and financing activities.
Investing activities primarily include transactions related to our lending activities and investment portfolio. Net cash used in investing activities for the nine months ended September 30, 2007, increased $4.5 million to $19.7 million in 2007 from $15.2 million in 2006. Strong loan demand resulted in a $24.1 million increase in net cash used for lending activities to $63.2 million in 2007 from $39.1 million in 2006. Partially offsetting these outflows were proceeds received from repayments of investment securities, net of purchases, of $44.1 million in 2007 and $24.2 million in 2006.
Operating activities provided net cash of $3.7 million for the nine months ended September 30, 2007, compared to $5.8 million for the same nine months of 2006. Net income, adjusting for the effects of noncash transactions such as depreciation and the provision for loan losses, and net changes in current assets, is the primary source of funds from operations.
We received $14.4 million in net cash from financing activities for the nine months ended September 30, 2007. For the same period of 2006, we received only $0.2 million in net cash from financing activities. Deposit gathering, which is our predominant financing activity, rebounded comparing the nine months ended September 30, 2007 and 2006. We received $20.6 million in net cash from deposit gathering in 2007, compared to $1.5 million in 2006. Also affecting financing activities in 2007, were funds used for the repurchase and retirement of common stock as part of the

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
“Dutch Auction” tender offer and our on-going stock repurchase program of $5.2 million and to pay net cash dividends of $1.0 million.
Capital Adequacy:
Stockholders’ equity totaled $53.1 million or $30.24 per share at September 30, 2007, a decrease of $1.0 million compared to $54.1 million or $29.27 per share at December 31, 2006. Net income of $5.2 million was more than entirely offset by common stock repurchases and net cash dividends declared.
During the second quarter of 2007, we successfully completed a modified “Dutch Auction” tender offer of our common stock. As part of this auction, we purchased 94,845 shares at a price of $52.00 per share. In addition to the shares repurchased under the “Dutch Auction,” we repurchased 5,700 shares for $273 during the nine months ended September 30, 2007, under our on-going stock repurchase program.
Dividends declared totaled $1,394 for the nine months ended September 30, 2007. On a per share basis, year-to-date dividends declared equaled $0.78 in 2007, an increase of 4.0 percent compared to $0.75 in 2006. The dividend payout ratio was 26.8 percent and 29.3 percent for the nine months ended September 30, 2007 and 2006. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the nine months ended September 30, 2007, 8,062 shares were issued under this plan.
We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2007 and 2006. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.
Our and Community Bank’s capital ratios at September 30, 2007 and 2006, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:
Regulatory capital

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
September 30,	2007	2006	2007	2006	2007	2006
Basis for ratios:
Tier I capital to risk-weighted assets: Consolidated	$51,729	$51,797	$18,970	$17,584
Community Bank	48,314	49,865	18,883	17,556	$28,324	$26,335
Total capital to risk-weighted assets:
Consolidated	56,183	56,250	37,940	35,169
Community Bank	52,768	54,318	37,766	35,113	47,207	43,891
Tier I capital to total average assets less goodwill:
Consolidated	51,729	51,797	22,146	21,648
Community Bank	48,314	49,865	$22,080	$21,611	$27,600	$27,014

Risk-weighted assets:
Consolidated	459,904	423,738
Community Bank	457,719	423,040
Risk-weighted off-balance sheet items:
Consolidated	14,351	15,869
Community Bank	14,351	15,869
Average assets for Leverage ratio:
Consolidated	553,662	541,211
Community Bank	$551,995	$540,272

Ratios:
Tier I capital as a percentage of risk- weighted assets and off-balance sheet items:
Consolidated	10.9%	11.8%	4.0%	4.0%
Community Bank	10.2	11.4	4.0	4.0	6.0%	6.0%
Total of Tier I and Tier II capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	11.9	12.8	8.0	8.0
Community Bank	11.2	12.4	8.0	8.0	10.0	10.0
Tier I capital as a percentage of total average assets less intangible assets:
Consolidated	9.3	9.6	4.0	4.0
Community Bank	8.8%	9.2%	4.0%	4.0%	5.0%	5.0%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The decrease in our risk-based capital ratios from one year ago resulted from the reduction of capital from the repurchase of common stock from the recently concluded tender offer. Despite the decrease in ratios, we and Community Bank continue to maintain regulatory capital ratios well above the minimum levels of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following:
•	A Tier I risk-based ratio of at least 6.0 percent;

•	A total risk-based ratio of at least 10.0 percent; and

•	A Leverage ratio of at least 5.0 percent.
Based on the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at September 30, 2007. There are no conditions or events since this notification that we believe have changed Community Bank’s category.
Review of Financial Performance:
Net income for the third quarter increased $190 or 11.7 percent to $1,815 or $1.03 per share in 2007 from $1,625 or $0.87 per share in 2006. Year-to-date earnings improved $450 or 9.5 percent to $5,200 or $2.90 per share in 2007 compared to $4,750 or $2.56 per share in 2006. Increases in net interest income and noninterest income were partially offset by higher noninterest expense.
For the three months and nine months ended September 30, 2007, return on average assets was 1.30 percent and 1.25 percent, compared to 1.20 percent and 1.17 percent for the same periods of 2006. Return on average stockholders’ equity was 13.73 percent for the third quarter and 13.08 percent year-to-date 2007, compared to 12.24 percent and 12.33 percent for each of the respective periods of 2006.
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
Net interest income changes due to rate and volume

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007 vs. 2006			2007 vs. 2006
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total			Total
	Change	Rate	Volume	Change	Rate	Volume
Interest income:
Loans:
Taxable	$675	$60	$615	$2,657	$917	$1,740
Tax-exempt	158	61	97	111	125	(14)
Investments:
Taxable	(207)	(9)	(198)	(303)	119	(422)
Tax-exempt	2	4	(2)	(20)	37	(57)
Federal funds sold	(68)	6	(74)	(134)	(10)	(124)

Total interest income	560	122	438	2,311	1,188	1,123

Interest expense:
Money market accounts	(3)	17	(20)	29	97	(68)
NOW accounts	88	52	36	463	369	94
Savings accounts	17	26	(9)	11	108	(97)
Time deposits less than $100	44	132	(88)	329	582	(253)
Time deposits $100 or more	196	13	183	726	147	579
Short-term borrowings	28		28	187	21	166

Total interest expense	370	240	130	1,745	1,324	421

Net interest income	$190	$(118)	$308	$566	$(136)	$702

Tax-equivalent net interest income for the nine months ended September 30, increased $566 or 3.4 percent to $17,023 in 2007 from $16,457 in 2006. A positive volume variance, partially offset by a negative rate variance, was the primary factor leading to the improvement.
Changes in the volumes of earning assets and interest-bearing liabilities contributed to a $702 increase in net interest income. Average earning assets grew $13.6 million to $530.1 million for the nine months ended September 30, 2007, from $516.5 million for the same nine months of 2006 and accounted for a $1,123 increase in interest revenue. As a result of strong demand, the loan portfolio averaged $31.8 million higher comparing

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
2007 and 2006, which resulted in additional interest revenue of $1,726. Repayments from investment securities were used to fund loan demand. As a result, average investments and federal funds sold decreased $18.2 million and caused a reduction in interest revenue of $603.
Average interest-bearing liabilities rose $5.9 million to $422.7 million for the nine months ended September 30, 2007, compared to $416.8 million for the same period of 2006, which resulted in additional interest expense of $421. Specifically, the increase in interest expense is attributed to growth in NOW accounts, large denomination time deposits and short-term borrowings. Partially offsetting this growth were declines in money market accounts, savings accounts and time deposits less than $100. NOW accounts averaged $5.1 million higher comparing the nine months ended September 30, 2007 and 2006, while time deposit $100 or more rose $17.8 million. Average short-term borrowings increased $4.1 million. These increases resulted in additional interest expense of $94, $579 and $166. Partially, mitigating these increases were reductions of $3.5 million in money market accounts, $9.4 million in savings accounts and $8.2 million in time deposits less than $100, which together reduced interest expense by $418.
A negative rate variance resulted in a decrease of $136 in tax-equivalent net interest income. Higher yields on the loan and investment portfolios were more than entirely offset by increased funding costs resulting from higher short-term interest rates. The tax-equivalent yield on earning assets increased 41 basis points to 7.04 percent for the nine months ended September 30, 2007, from 6.63 percent for the same period of 2006, resulting in additional interest revenue of $1,188. Specifically, the tax-equivalent yield on the loan portfolio increased 32 basis points to 7.29 percent from 6.97 percent comparing the nine months ended September 30, 2007 and 2006. Similarly, the tax-equivalent yield on the investment portfolio rose 45 basis points to 5.54 percent in 2007 from 5.09 percent in 2006. The increase in yields resulted in additional interest revenue of $1,042 from the loan portfolio and $156 from the investment portfolio.
This additional revenue generated from the increase in yields was more than offset by higher interest expense of $1,324 resulting from a 51 basis point increase in the cost of funds to 3.45 percent for the nine months ended September 30, 2007, from 2.94 percent for the same period of 2006. Specifically, rates paid for interest-bearing transaction accounts rose significantly, as certain larger-balance, money market, NOW and savings accounts of local school districts and municipalities are priced in accordance with changes in the three-month U.S. Treasury. As a result, the cost of money market, NOW and savings accounts rose 46 basis points, 78 basis points and 14 basis points comparing the nine months ended September 30, 2007 and 2006. These basis point increases accounted for additional interest expense of $97, $369 and $108. With regard to time deposits, although we did not aggressively compete for these types of deposits, we

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
did offer preferential rates for special-term certificates in an effort to retain our customer base. As a result, the average rates paid for time deposits less than $100 and time deposits $100 or more rose 42 basis points and 50 basis points, which together resulted in a $729 increase in interest expense.
For the third quarter of 2007, tax-equivalent net interest income improved $190 in comparison to the same quarter of last year. Similar to the results for nine months, the increase was due to a positive volume variance of $308, partially offset by a negative rate variance of $118. The growth in earning assets resulted from growth in average loans of $39.4 million offset by a reduction in investments and federal funds sold of $24.0 million. Changes in the volume of earning assets comparing the three months ended September 30, 2007 and 2006 resulted in additional interest revenue of $438. The increase in average interest-bearing liabilities resulted from growth of $5.2 million, $15.2 million and $2.0 million in NOW accounts, large denomination time deposits and short-term borrowings, offset by reductions of $2.9 million in money market accounts, $2.4 million in savings accounts and $8.2 million in time deposits less than $100. These changes resulted in an increase in interest expense of $130. With regard to the negative rate variance, the tax-equivalent yield on earning assets rose 22 basis points comparing the third quarters of 2007 and 2006, which resulted in additional interest revenue of $122. More than offsetting this increase in revenue was interest expense of $240 due to a 28 basis point increase in our cost of funds.
Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin equaled 4.29 percent for the nine months ended September 30, 2007, compared to 4.26 percent for the same period of 2006. For the third quarter, our net interest margin improved to 4.40 percent in 2007 from 4.38 percent in 2006. In addition, our net interest margin improved 14 basis points from 4.26 percent in the second quarter. The FOMC has indicated that future monetary policy adjustments would depend on incoming economic data. Given the current economic climate it is anticipated that interest rates will be stable for the remainder of 2007. However, no assurance can be given that these conditions will continue. Net interest income could be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the nine months ended September 30, 2007 and 2006, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.
Summary of net interest income

	September 30, 2007			September 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning assets:
Loans:
Taxable	$414,972	$22,847	7.36%	$382,895	$20,190	7.05%
Tax-exempt	39,998	1,972	6.59	40,296	1,861	6.17
Investments:
Taxable	43,344	1,343	4.14	57,186	1,646	3.85
Tax-exempt	29,712	1,683	7.57	30,724	1,703	7.41
Federal funds sold	2,037	75	4.92	5,404	209	5.15

Total earning assets	530,063	27,920	7.04%	516,505	25,609	6.63%
Less: allowance for loan losses	4,599			4,300
Other assets	28,606			29,424

Total assets	$554,070			$541,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$26,634	578	2.90%	$30,091	549	2.44%
NOW accounts	64,312	1,471	3.06	59,172	1,008	2.28
Savings accounts	102,573	1,117	1.46	111,997	1,106	1.32
Time deposits less than $100	179,431	5,909	4.40	187,658	5,580	3.98
Time deposits $100 or more	41,617	1,491	4.79	23,823	765	4.29
Short-term borrowings	8,144	331	5.43	4,017	144	4.79

Total interest-bearing liabilities	422,711	10,897	3.45%	416,758	9,152	2.94%
Noninterest-bearing deposits	75,409			70,981
Other liabilities	2,788			2,403
Stockholders’ equity	53,162			51,487
Total liabilities and stockholders’ equity	$554,070			$541,629

Net interest/income spread		$17,023	3.59%		$16,457	3.69%

Net interest margin			4.29%			4.26%
Tax equivalent adjustments:
Loans		$670			$633
Investments		572			579

Total adjustments		$1,242			$1,212

Note:	Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,324 and $1,153 for the nine months ended September 30, 2007 and 2006 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Provision for Loan Losses:
We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio. For the three months and nine months ended September 30, 2007, the provision for loan losses equaled $75 and $300, compared to $270 and $675 for the same periods of 2006.
Noninterest Income:
Noninterest revenue increased $31 or 3.6 percent to $889 for the three months ended September 30, 2007, compared to $858 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, noninterest revenue improved $82 or 3.2 percent over the prior year. Service charges, fees and commissions increased $83, while income received from mortgage banking services was stable. Increases in deposit service charges, coupled with gains realized on the sale of other real estate owned were the primary factors leading to the increased services charges, fees and commissions.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Major components of noninterest expense for the three months and nine months ended September 30, 2007 and 2006, are summarized as follows:
Noninterest expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Salaries and employee benefits expense:
Salaries and payroll taxes	$1,606	$1,524	$4,617	$4,497
Employee benefits	452	379	1,279	1,114

Salaries and employee benefits expense	2,058	1,903	5,896	5,611

Net occupancy and equipment expense:
Net occupancy expense	264	267	877	881
Equipment expense	294	304	918	891

Net occupancy and equipment expense	558	571	1,795	1,772

Other expenses:
Marketing expense	243	180	534	445
Other taxes	75	92	351	346
Stationery and supplies	82	81	308	246
Contractual services	451	472	1,386	1,312
Insurance including FDIC assessment	61	78	177	214
Other	393	370	1,042	1,076

Other expenses	1,305	1,273	3,798	3,639

Total noninterest expense	$3,921	$3,747	$11,489	$11,022

For the three months ended September 30, noninterest expense increased $174 or 4.6 percent to $3,921 in 2007 from $3,747 in 2006. Year-to-date noninterest expense rose $467 or 4.2 percent to $11,489 in 2007 compared to $11,022 in 2006. Increases of 5.1 percent in employee-related costs, 1.3 percent in net occupancy and equipment expenses and 4.4 percent in other expenses factored into the overall rise in noninterest expense. Despite the increase in expenses, our operating efficiency was relatively stable. We measure our efficiency using two key industry ratios, the operating efficiency ratio and the overhead ratio. The operating efficiency ratio is defined as noninterest expense as a percentage of net interest income and noninterest income, and the overhead ratio is calculated by dividing noninterest expense by average total assets. Our operating efficiency ratio was 62.3 percent for the nine months ended September 30, 2007 and 61.9 percent for the same nine months of 2006. Our overhead ratio was 2.8 percent and 2.7 percent comparing the nine months ended September 30, 2007 and 2006.
Salaries and employee benefits expense totaled $5,896 for the nine months ended September 30, 2007, compared to $5,611 for the same period of 2006. The $285 or 5.1 percent increase resulted from additional staffing for the commercial loan and private banking divisions, higher health insurance

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
costs and annual merit increases. For the third quarter, employee-related costs rose $155 or 8.1 percent.
Additional equipment-related costs arising from a new teller system and the implementation of CB&T DirectK remote deposit image capture resulted in a $23 or 1.3 percent increase in net occupancy and equipment expense to $1,795 for the nine months ended September 30, 2007, from $1,772 for the same period in 2006. For the third quarter, net occupancy and equipment expense equaled $558 in 2007, a decrease of $13 compared to $571 in 2006.
Other expenses increased $159 or 4.4 percent to $3,798 for the nine months ended September 30, 2007, from $3,639 for the same nine months of the prior year. The increase primarily resulted from higher marketing and supply costs. In addition, legal and professional costs associated with the “Dutch Auction” tender offer also factored into the increase in expenses. For the quarter ended September 30, other expenses totaled $1,305 in 2007 and $1,273 in 2006.
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
There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established the annual FICO assessment rates effective for the third quarter of 2007 at $0.0114 per 100 dollars of DIF-assessable deposits. Our assessments totaled $43 and $49 for the nine months ended September 30, 2007 and 2006.
Income Taxes:
For the nine months ended September 30, income tax expense totaled $1,443 in 2007, an increase of $76 or 5.6 percent from $1,367 in 2006. The increase primarily resulted from a higher amount of pretax income. Despite the increase, our effective tax rate decreased to 21.7 percent in 2007 from 22.3 percent in 2006. We utilize loans and investments from tax-exempt organizations to help mitigate our tax burden. Tax-exempt interest income as a percentage of total interest income equaled 9.0 percent for the nine months ended September 30, 2007, compared to 9.6 percent for the same nine months of 2006. We also use tax credits from an investment in an elderly housing project. We recorded tax credits in the amount of $71 for the nine

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
months ended September 30, 2007. This project will afford us approximately $3.7 million in investment tax credits over a ten-year period beginning in 2007. We expect to recognize a total of $94 in tax credits in 2007.
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

Comm Bancorp, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Disclosure of Quantitative and Qualitative Disclosure about Market Risk:
As of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the disclosure provided in our Annual Report on Form 10-K for December 31, 2006, and determined there were no material changes in market risks from the information provided since this date. The discussion and analysis to assess the sources of our market risk and the effects market risk has on us is included under Part I Item 2 to this report.

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
As of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded that as of the period covered by this Quarterly Report on Form 10-Q, we maintained effective disclosure controls and procedures.
Internal Control Over Financial Reporting:
There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Comm Bancorp, Inc.
OTHER INFORMATION
Part II. Other Information
Item 1. Legal Proceedings
     NONE
Item 1A. Risk Factors
There were no material changes during the three months ended September 30, 2007, to the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2006.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended September 30, 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number	Average	as Part of Publicly	yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Month Ending	Purchased(1)	Per Share	or Programs	or Programs
July 31, 2007	600	48.17	600	33,574
August 31, 2007	900	47.80	900	32,674
September 30, 2007				32,674
Total	5,700	$47.98	5,700

(1)	All purchases were made pursuant to resolutions given by our Board of Directors, which authorize Management to repurchase shares of our common stock from time to time in unsolicited open market purchases through a licensed broker-dealer and in accordance with terms, conditions and restrictions contained in Rule 10b-18 under the Exchange Act.
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

Registrant, Comm Bancorp, Inc.

Date: November 8, 2007	/s/ William F. Farber, Sr.

William F. Farber, Sr.
President and Chief Executive Officer
Chairman of the Board/Director
(Principal Executive Officer)

Date: November 8, 2007	/s/ Scott A. Seasock

Scott A. Seasock
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2007	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Item Number	Description	Page
31(i)	CEO and CFO Certifications Pursuant to Rule 13a-14(a)/15d-14(a).	52

32	CEO and CFO Certifications Pursuant to Section 1350.	56