Form 10-K
period 2007-12-31
COMM BANCORP INC
filed 2008-03-27
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number 0-17455
Comm Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2242292

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

125 North State Street, Clarks Summit, PA	18411

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (570) 586-0377
Securities registered pursuant to Section 12(b) of the Act:

None	The NASDAQ Stock Market

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.33 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting common stock held by non-affiliates based on the closing sale price as of the last business day of the registrant’s most recently completed second fiscal quarter: $62,706,137 at June 30, 2007.
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 1,752,457 at March 12, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2007, are incorporated by reference in Part II of this Annual Report. Portions of the registrant’s 2008 Proxy Statement are incorporated by reference in Part III of this Annual Report.

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

Part I
Item 1. Business
General
We are a registered bank holding company incorporated in 1983 as a Pennsylvania business corporation and are headquartered in Clarks Summit, Pennsylvania. We have two wholly-owned subsidiaries, Community Bank and Trust Company, referred to as Community Bank, and Comm Realty Corporation, referred to as Comm Realty. Our business consists primarily of the management and supervision of Community Bank. Comm Realty, a Pennsylvania business corporation, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank. Our principal source of income is dividends paid by Community Bank. At December 31, 2007, we had approximately:
•	$549.0 million in total assets;

•	$471.4 million in loans;

•	$491.3 million in deposits; and

•	$54.4 million in stockholders’ equity.
Community Bank is a Pennsylvania commercial bank and a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Community Bank is a full-service commercial bank providing a wide range of products and services, including time and demand deposit accounts, consumer, commercial and mortgage loans and commercial leases to individuals and small- to medium-sized businesses. Community Bank’s principal market area comprises Lackawanna, Luzerne, Monroe, Susquehanna, Wayne and Wyoming counties located in the Northeast corner of the Commonwealth of Pennsylvania. At December 31, 2007, Community Bank had 16 community banking offices and one loan production office located within this market area.
Community Bank competes with 28 commercial banks, 6 thrift institutions and 53 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers, while consumer discount, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.
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
As of December 31, 2007, Community Bank had 197 full-time equivalent employees. We and Community Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.
Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. Our other sources of funds are provided by investing activities, including principal and interest payments on loans and investment securities, and operating activities, primarily net income. We offer a variety of deposit accounts with a range of interest rates and terms, including money market accounts, NOW accounts, savings accounts, certificates of deposit and demand deposit accounts. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2007, our deposits totaled $491.3 million. Of the total deposit balance, $163.3 million or 33.2 percent represented time deposits less than $100.0 thousand and $102.9 million or 20.9 percent represented savings accounts. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include money market, NOW, savings, time deposits less than $100.0 thousand and demand deposit accounts, which in the aggregate, represented 91.2 percent of total deposits at December 31, 2007, and 92.6 percent of total deposits at December 31, 2006. A further discussion of our deposits is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 1.
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

Intercompany Transactions
Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), limit borrowings by us from Community Bank and also limit various other transactions between us and Community Bank. For example, Section 23A limits to no more than 10.0 percent of its total capital the aggregate outstanding amount of Community Bank’s loans and other “covered transactions” with any particular nonbank affiliate including financial subsidiaries, and limits to no more than 20.0 percent of its total capital the aggregate outstanding amount of Community Bank’s “covered transactions” with all of its affiliates including financial subsidiaries. At December 31, 2007, approximately $5.2 million was available for loans to us from Community Bank. Section 23A also generally requires that Community Bank’s loans to its nonbank affiliates, including financial subsidiaries, be secured, and Section 23B generally requires that Community Bank’s transactions with its nonbank affiliates, including financial subsidiaries, be at arm’s-length terms. Also, we and Community Bank and any financial subsidiary are prohibited from engaging in certain “tie-in” arrangements in connection with extensions of credit or provision of property or services.
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
We are subject to the jurisdiction of the United States Securities and Exchange Commission (“SEC”) for matters relating to the offering and sale of our securities. We are also subject to the SEC’s rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials. Our common stock is listed for quotation of prices on The NASDAQ Global Market_ and therefore, we are subject to the listing rules and regulations imposed by The NASDAQ Global Market_.
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
Capital Requirements
We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Federal Reserve Board on Community Bank. Under these risk-based capital requirements, bank holding companies and banks are required to maintain Tier I and Total capital, less certain deductions, of at least 4.0 percent and 8.0 percent of their total risk-weighted assets, including certain off-balance sheet items, such as unused lending commitments and standby letters of credit. At December 31, 2007, we met both requirements, with Tier I and Total capital ratios of 11.2 percent and 12.2 percent. Community Bank also met both requirements at

December 31, 2007, with Tier I and Total capital ratios of 10.2 percent and 11.2 percent.
The Federal Reserve Board also requires banks and bank holding companies to maintain a minimum Leverage ratio, Tier I capital to total average assets less intangible assets, of 3.0 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. Our Leverage ratio was 9.5 percent and Community Bank’s Leverage ratio was 8.7 percent at December 31, 2007.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires Federal Reserve Board regulators to take prompt corrective action if an FDIC-insured depository institution does not meet minimum capital requirements, including the termination of deposit insurance by the FDIC and certain restrictions on its business. FDICIA establishes five capital categories for insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category into which an institution is classified. Rules adopted by the Federal Reserve Board under FDICIA provide that a state member bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of 10.0 percent or greater, a Tier I risk-based capital ratio of 6.0 percent or greater, a Leverage ratio of 5.0 percent or greater and the institution is not subject to a written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2007, Community Bank was well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the Federal Reserve Board’s prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.
Dividend Restrictions
We are a legal entity separate and distinct from Community Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if the payment would render us insolvent. Our revenues consist primarily of dividends paid by Community Bank. Various federal and state statutory provisions limit the amount of dividends Community Bank can pay to us without regulatory approval. Under Pennsylvania law, Community Bank may declare and pay dividends to us only out of accumulated net earnings and as long as the surplus of Community Bank would not be reduced below its stated paid-in capital. At December 31, 2007, approximately $4.5 million was available for payment of dividends to us.
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
Deposit Insurance Assessments
Community Bank’s deposits are insured by the FDIC and as a result, Community Bank is subject to FDIC deposit insurance assessments. Under the provisions of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Bank Insurance Fund and the Savings Association Insurance Fund were merged to form the Deposit Insurance Fund (“DIF”). As a result of the formation of the DIF, all insured institutions are subject to the same assessment rate schedule issued by the FDIC. The assessment rate schedule is determined by the Designated Reserve Ratio (“DRR”), the level that the FDIC would like the DIF to achieve as a percentage of insured deposits. Current legislation permits the FDIC to set the DRR between 1.15 percent and 1.50 percent. For 2007, the FDIC set the DRR at 1.25 percent.
Under the Reform Act, the amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Effective January 1, 2007, the assessment rates ranged between $0.05 and $0.43 per $100 in assessable deposits. Each institution is placed into one of four risk categories depending on the institution’s capital ratios and supervisory ratings. Institutions, including Community Bank, in Risk Category I will be charged a rate between $0.05 and $0.07 per $100 of assessable deposits. For the majority of these institutions, base assessment rates will be based on the financial ratio method. Under this method, each financial ratio and a weighted-average of capital, asset quality, management, earnings, liquidity and sensitivity to market risk supervisory component ratings is multiplied by a pricing multiplier. The sum of these products is added to a uniform amount to produce an assessment rate between 2 and 4 basis points, the range of base rates for institutions in Risk Category I. Any increase in rates above the base rate schedule is then added or any decrease is subtracted. The annual assessment rate for Community Bank for 2007 was approximately $0.06 per $100 of assessable deposits.
The Reform Act also provides for a one-time assessment credit for eligible insured depository institutions, which may be used to offset up to 100.0 percent of 2007 DIF assessments. If not completely used in 2007, the credit may be applied to not more than 90.0 percent of each of the aggregate 2008, 2009 and 2010 DIF assessments. Community Bank offset 100.0 percent of their DIF assessments with a portion of its available one-time assessment credit of $445 thousand during 2007. For the first nine months of 2007, Community Bank utilized credits of $206 thousand to offset assessments. The fourth quarter 2007 assessment for Community Bank, which will be assessed in March 2008 and will be completely offset by available credits, is estimated to be approximately $76 thousand.

For the remainder of 2008, the current insurance system is not expected to have a material effect on our operating results or financial position, or that of Community Bank, as the majority of assessments will be offset by our remaining credit.
In addition to DIF assessments, the Deposit Insurance Funds Act of 1996 provides for assessments to pay for the cost of Financing Corporation (“FICO”) funding. The FICO is a mixed ownership government corporation whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. In 2007, Community Bank paid FICO assessments of $57 thousand.
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
Control Acquisitions
Under the Change in Bank Control Act of 1978, a bank holding company is required to obtain prior Federal Reserve Board approval before acquiring more than 5.0 percent of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In determining whether to approve a proposed acquisition, the Federal Reserve Board will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, consistent with the safe and sound operations of the bank under the Community Reinvestment Act of 1977 (“CRA”).

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

Community Reinvestment Act
We are also subject to the CRA, and the regulations promulgated to implement the CRA, which are designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. Community Bank received an “outstanding” rating in its last CRA examination which was held on April 9, 2007. “Outstanding” is the highest CRA rating that a depository institution can receive.
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
Subprime and Predatory Lending
The Federal Reserve Board has issued regulations, and is proposing more rigorous standards under new rules, which implement the Home Ownership and Equity Protection Act (“HOEPA”). This Act imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The regulations lower the rate levels that trigger the application of HOEPA and include additional fees in the calculation of the fee amount that triggers HOEPA. The loans that Community Bank currently makes are generally below the rate and fee levels that trigger HOEPA.

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
Community Bank
Community Bank’s legal headquarters is located at 125 North State Street, Clarks Summit, Lackawanna County, Pennsylvania 18411. Community Bank is a commercial bank that seeks to provide personal attention and professional financial assistance to its customers. Community Bank is a locally managed and oriented financial institution established to serve the needs of individuals and small— and medium-sized businesses. Community Bank’s business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision-making, flexible and reasonable operating procedures and consistently-applied credit policies.
Available Information
We file reports, proxy and information statements and other information electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F. Street, N.E., Washington, DC 20549 on official business days between the hours of 10:00am and 3:00pm EST. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically. The SEC’s website address is http://www.sec.gov. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with the SEC may be obtained without charge by writing to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations or through our website at http://www.combk.com.
Item 2. Properties
Our corporate headquarters is located at 125 North State Street, Clarks Summit, Lackawanna County, Pennsylvania. We own this facility which has approximately 24,000 square feet and contains our main community banking office.
In addition to the above location, at December 31, 2007, we owned 10 and leased 5 retail community banking offices and leased a limited purpose office used solely for loan production. We also lease an office building located at 1212 South Abington Road, Clarks Summit, Lackawanna County, Pennsylvania, which serves as our loan operations center. We consider our properties to be suitable and adequate for our current and immediate future purposes.

Item 3. Legal Proceedings
We, Community Bank and our subsidiaries are not parties to any legal proceedings that could have any significant effect upon our financial condition or operating results. In addition, we, Community Bank and our subsidiaries are not parties to any legal proceedings under federal and state environmental laws.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 1,126 stockholders of record, including individual participants in security position listings, and 1,752,457 shares of common stock, par value of $0.33 per share, the only authorized class of stock outstanding as of March 12, 2008. Our common stock trades on The NASDAQ Global Market_ as CommBcp under the symbol “CCBP.” The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2007 and 2006 are summarized in the following table:

			Dividends
2007:	High	Low	Declared
First quarter	$49.93	$42.26	$0.26
Second quarter	50.22	47.00	0.26
Third quarter	49.90	46.00	0.26
Fourth quarter	$52.60	$43.90	$0.26

			Dividends
2006:	High	Low	Declared
First quarter	$44.45	$41.00	$0.25
Second quarter	44.50	39.94	0.25
Third quarter	43.50	38.00	0.25
Fourth quarter	$43.80	$40.00	$0.25
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
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended December 31, 2007:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that may
	of Shares	Price Paid	as Part of Publicly	yet be Purchased
Month Ending	Purchased	Per Share	Announced Programs(1)	Under the Programs(1)

October 31, 2007	4,600	$47.78	4,600	28,074
November 30, 2007	600	47.16	600	27,474
December 31, 2007				27,474

Total	5,200	$47.71	5,200

(1)	On November 17, 2004, the Board of Directors ratified the purchase of 3.0 percent or 55,931 shares of the then outstanding common stock. As of December 31, 2007, there were 27,474 shares available for repurchase under this Program. The 2004 Stock Repurchase Program has no expiration date.
On March 19, 2007, we filed a Schedule TO with the SEC to initiate a modified “Dutch Auction” tender offer to purchase up to 110,000 shares of our outstanding common stock at a price not greater than $52.00 nor less than $46.00 per share net to the seller in cash, without interest. The tender offer concluded on April 13, 2007. We accepted for purchase 94,845.436 shares, representing approximately 5.1 percent of the then outstanding shares, at a price of $52.00 per share or $4.9 million in total.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Our Disclosure Controls and Internal Controls
As of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures, as of December 31, 2007, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
Under Section 404 of SOX, we are required to assess the effectiveness of our internal control over financial reporting at the end of each fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective. The assessment report on the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2007, is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 9A.
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we may routinely modify, upgrade and enhance our internal control and procedures for financial reporting. However, there were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter of our fiscal year ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
At December 31, 2007, we had 11 directors. Our directors are elected at each annual meeting of stockholders for a one-year term and until their successors are duly elected and qualified. A majority of the directors have been determined by the Board of Directors to satisfy the independence requirements mandated by the SEC, The NASDAQ Global Market_ and any related banking laws. Our independent directors met twice during 2007 without the presence of management to discuss management’s performance and our overall strategic direction.
The following information is presented for each of our current directors, all of whom have been nominated to become a director at our 2008 Annual Stockholders Meeting.

	Age as of		Director
Name	March 12, 2008	Principal Occupation for Past Five Years	Since
David L. Baker	62	Senior Vice President of Community Bank.	1988

William F. Farber, Sr.	71	President and CEO of Comm Bancorp, Inc. and Community Bank.	1983

Judd B. Fitze	56	Partner in Farr, Davis & Fitze, a law firm.	1995

Dean L. Hesser	41	President of Tom Hesser Chevrolet, Inc. and Tom Hesser Nissan, LLC, automobile dealerships.	2003

John P. Kameen	66	Publisher of The Forest City News.	1983

William A. Kerl	71	President of Kerl Coal, Oil and Trucking Company, Inc. Partner in Machek Fuel.	2000

Erwin T. Kost	64	President of Kost Tire Distributors, Inc.	1997

Susan F. Mancuso	56	Partner in Mancuso & Mancuso, Accounting & Tax Service.	2003

Robert A. Mazzoni	59	Judge of the Court of Common Pleas of Lackawanna County.	2000

J. Robert McDonnell	72	Owner of McDonnell’s Restaurant.	1983

Joseph P. Moore, III(1)	56	Auto Dealer, Manheim Imports, an automobile dealership.	2000

(1)	A son of Joseph P. Moore, Jr., who owns beneficially more than 5.0 percent of our common stock.
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
The following directors are members of the Nominating and Corporate Governance Committee: Robert A. Mazzoni, Chairperson; Dean L. Hesser; William A. Kerl and Joseph P. Moore, III. The Nominating and Corporate Governance Committee operates pursuant to a Charter approved and adopted by our Board of Directors. A copy of our written Charter of the Nominating and Corporate Governance Committee is filed at Exhibit 99(ii) to our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File Number: 0-17455, and is incorporated in its entirety by reference into this report. The text of the Charter of the Nominating and Corporate Governance Committee and our Bylaws are posted on our website at http://www.combk.com. Copies of this Charter will be provided, without charge, upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations.
The Joint Audit Committee is responsible for assisting the Boards of Directors’ oversight of:
•	The integrity of our financial statements;

•	The audit by the independent registered public accounting firm of our financial statements;

•	Our report on internal control over financial reporting;

•	The independent registered public accounting firm’s and internal auditing firm’s qualifications and independence; and

•	The performance of our internal audit function.
The following directors are members of the Joint Audit Committee: Susan F. Mancuso, Chairperson; Robert A. Mazzoni; and Joseph P. Moore, III. The Joint Audit Committee operates pursuant to a Charter approved and adopted by our Board of Directors. A copy of our written Charter of the Joint Audit Committee, as amended March 2, 2007, is filed as Exhibit 99(i) to our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File Number: 0-17455, and is incorporated in its entirety by reference into this report. The text of this Charter is posted on our website at http://www.combk.com. Copies of this Charter will be provided, without charge, upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations.

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
In fulfilling its oversight responsibilities, the Joint Audit Committee reviewed with us the audited financial statements and the footnotes to those statements for our fiscal year 2007 Annual Report to Stockholders and discussed with us the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.
The Joint Audit Committee reviewed and discussed with the independent registered public accounting firm their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters required to be discussed by the Joint Audit Committee with the independent registered public accounting firm under the auditing standards of the Public Company Accounting Oversight Board (United States). Our independent registered public accounting firm has expressed the opinion that our audited financial statements present fairly, in all material respects, our financial position, the results of operations and cash flows for the fiscal year 2007, in conformity with accounting principles generally accepted in the United States of America.
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
The committee oversees the internal procedures, adopted from time to time, to assist in the identification of suitable candidates to serve as directors. The committee also has the authority to retain professional consultants to assist in the task of identifying possible candidates, although it did not do so in 2007.
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
The following information is presented for our executive officers:

			Age as of
Name and Position	Held Since	Employee Since	March 12, 2008

William R. Boyle	2001	2001	48
Executive Vice President and Chief Credit Officer

William F. Farber, Sr.	2001	2001	71
President and CEO, Chairman of the Board

John P. Kameen	1996	(1)	66
Secretary

J. Robert McDonnell	1983	(1)	72
Vice Chairman

Scott A. Seasock	1989	1989	50
Executive Vice President and CFO

(1)	Not our employee or an employee of Community Bank. These persons do not receive any additional fees for serving as Executive Officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Executive officers, directors and “beneficial owners” of more than 10.0 percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Global Market_ pursuant to Section 16(a).
We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2007, with the exception of the following:

on August 22, 2007, William A. Kerl, a director, purchased 100 shares of our common stock at a price of $48.25 per share or $4,825 in the aggregate. A Form 4 was required to be filed on or before August 24, 2007. Mr. Kerl failed to do so. Mr. Kerl filed his Form 4 with the SEC for this purchase on August 28, 2007.
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
A copy of our written Code of Ethics for Senior Financial Officers has been filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File Number: 0-17455, and is incorporated in its entirety by reference into this report. The text of the Codes of Ethics for Senior Financial Officers and Business Conduct are posted on our website at http://www.combk.com. Copies of our Codes of Ethics for Senior Financial Officers and Business Conduct will be provided, without charge, upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations. Any amendment to, or waiver from, the provisions of the Code of Ethics for Senior Financial Officers that require disclosure under applicable rules of the SEC or The NASDAQ Global Market_ will be disclosed along with the reasons for the amendment or waiver in Item 10 of a current report on Form 8-K and posted on our website.
Item 11. Executive Compensation
Executive compensation is determined by the Executive Compensation Committee of Community Bank’s Board of Directors. We utilize annual compensation which includes salary, bonus, non-equity incentive plan compensation and contributions to Community Bank’s defined contribution plan on behalf of the executive officers. Compensation for the executive officers is reviewed annually. All executive compensation is paid by Community Bank to the applicable executive. Our named executive officers include, William F. Farber, Sr., President and CEO, Scott A. Seasock, Executive Vice President and CFO and William R. Boyle, Executive Vice President and Chief Credit Officer (“CCO”).
We do not have any long-term compensation program including those that are based upon the award of stock options and restricted stock or other long-term incentive awards.

Summary Compensation Table
The following table presents compensation information for each of the years ended December 31, 2007 and 2006, for the named executive officers.
SUMMARY COMPENSATION TABLE

				Non-Equity
				Incentive Plan	All Other
		Salary	Bonus	Compensation	Compensation	Total
Name & Position	Year	($)	($)	($)	($)(1)	($)

William F. Farber, Sr.	2007	160,645	30,000	-0-	73,064	263,709
President and CEO	2006	153,943	25,000	-0-	71,261	250,204

Scott A. Seasock	2007	143,153	4,180	16,820	10,317	174,470
Executive Vice President and CFO	2006	139,700	-0-	25,067	9,135	173,902

William R. Boyle	2007	143,153	20,000	-0-	10,040	173,193
Executive Vice President and CCO	2006	139,864	14,000	-0-	9,157	163,021

(1)	Represents contributions Community Bank made on behalf of the named executive officers pursuant to the defined contribution plan, except for Mr. Farber who also received director fees of $61,500 for services as Chairman of the Board of Community Bank. Aggregate perquisites and other personal benefits were less than $10,000 for each named executive officer, and therefore, need not be presented.
Annual Bonuses and Non-Equity Incentive Plan Compensation
Except for Mr. Seasock who has an older employment agreement that contains a non-equity incentive plan, the Executive Compensation Committee bases their decision for discretionary annual bonuses paid to each named executive officer on two factors. The first factor is the Executive Compensation Committee’s evaluation of each executive’s salary to the base pay levels in our peer group, consisting of 10 financial institutions located in the Northeast Region of Pennsylvania, for executives with similar responsibilities. The second factor is the evaluation of the executive’s unique role, job performance and contribution in meeting our strategic business plan and long-term objectives. The amount of discretionary cash bonus paid to each named executive officer, is reflected in the “Bonus” column of the Summary Compensation Table.
Mr. Seasock takes part in our non-equity incentive plan. His bonus is based on a formula for us achieving a certain return on average assets and percentage increase in net income ranges and is intended to serve as incentive for performance to occur over a specified period. Under the bonus formula for Mr. Seasock, the achievement ranges for return on average assets and percentage increase in net income are given equal weighting. The minimum achievement ranges were 1.00 percent to 1.05 percent for return on average assets and 5.00 percent to 5.90 percent for percentage increase in net income for 2007. The bonus Mr. Seasock earned in 2007, based on the above performance measures, is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The Executive Compensation Committee has the discretion to award bonuses in excess of the amounts calculated pursuant to this formula. A discretionary bonus of

$4,180 was awarded to Mr. Seasock in 2007. Both the non-equity incentive plan compensation and the discretionary bonus were not paid to Mr. Seasock until 2008.
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
The defined contribution plan includes the provisions under section 401(k) of the Internal Revenue Code (“401(k)”). This 401(k) feature of the plan permits employees to make voluntary, pre-tax contributions up to 25.0 percent of their compensation. Our contributions to the 401(k) are based on 100.0 percent matching of voluntary contributions up to 3.0 percent of the employee’s eligible compensation. If a participant separates from service prior to retirement, the participant will be entitled to 100.0 percent of their contributions made under the 401(k) and also a portion of Community Bank’s matching 401(k) contributions and annual discretionary contributions based on years of service according to the following schedule:

Years of Service	Vested Interest
Less than 1	0%
1	20%
2	40%
3	60%
4	80%
5	100%
A participant is always 100.0 percent vested in pension plan transferred balances.
During 2007, annual discretionary contributions of $187,090 were allocated among participants’ accounts under the defined contribution plan. Discretionary matching contributions under the 401(k) feature of the plan totaled $166,397 in 2007. Contributions made by Community Bank on behalf of the named executive officers to the plan are included in the “All Other Compensation” column of the Summary Compensation Table.

Severance and Change in Control Benefits
In order to retain our long-serving and key named executive officers, we entered into employment agreements with Scott A. Seasock, Executive Vice President and CFO and William R. Boyle, Executive Vice President and CCO. The employment agreements contain a provision for a severance payment based on our non-renewal of the agreement or a change-in-control of us or Community Bank.
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
The employment agreements have a non-compete restriction that is triggered if the affected named executive officer is terminated for cause or such executive officer resigns from employment for other than a good reason. These executive officers agreed not to enter into competition with us or Community Bank for six months after such termination within the Pennsylvania counties of Lackawanna, Susquehanna, Wayne and Wyoming, and within 20 miles of any branch office located outside these counties which was established during such executive officer’s employment with us and Community Bank.
The following table sets forth the estimated aggregate amount of such severance and change-in-control payments that each of the two named executive officers would receive based upon their salary and benefits as of December 31, 2007, if a termination event as described above had occurred:

	Estimated Lump-Sum	Estimated Aggregate Amount
	Severance Payment	to be Paid as a Result of
	as a Result of	Change-In-Control under
	Non-Renewal of	the Employment Agreement
Name and Title	Agreement ($)(1)	($)(2)

Scott A. Seasock, Executive Vice President and CFO	286,306	320,273

William R. Boyle, Executive Vice President and CCO	286,306	296,273

(1)	This estimated amount is gross salary without any deductions for applicable withholding taxes.

(2)	This estimated amount includes gross salary without any deductions for applicable withholding taxes and 24 months of premiums for long-term disability insurance and medical insurance. This estimated amount has not been reduced to a present worth value.

A change in control under these agreements is generally defined as:
•	A substantial sale or disposition of our or Community Bank’s assets or operations;

•	A person holding beneficial ownership of enough shares of our stock to gain majority control of the Board of Directors; or

•	At any time during any 24 consecutive months commencing with the date of these agreements, a majority of the directors of us or Community Bank are persons who were not members of the respective boards at the beginning of such period, unless changes in the board’s membership were the result of death, voluntary resignation or retirement.
A termination for good reason under these agreements is generally defined as:
•	Without the officer’s consent, any assignment of duties other than duties described in the agreement;

•	Any removal of the officer from, or failure to re-elect the officer to, his position for cause;

•	Any failure to pay the officer his benefits as described in his agreement;

•	Any material breach of the agreement by us or Community Bank; or

•	A change in control.
REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE
The Executive Compensation Committee of Community Bank’s Board of Directors is responsible for developing and implementing our executive compensation program. The Executive Compensation Committee is comprised of four of our directors who also serve as directors of Community Bank, all of whom meet the independence standards contained in Rule 4200(a)(15) of the listing rules for The NASDAQ Global Market_ and Joseph P. Moore, Jr., a director emeritus and one of our principal stockholders.
In 2007, the Executive Compensation Committee met four times to discuss the performance of the named executive officers and compared their performance, and our performance, with peer group companies. The Chair of the Executive Compensation Committee distributes relevant material to the members to assist them in discussion and review of each named executive officer’s total compensation package, for example, the Human Resource Officer of Community Bank prepares a spreadsheet delineating each named executive officer’s salary, benefits and perquisites for this committee to review. In addition, the Chair reviews current bank industry trade journals and other publications for articles on executive compensation in the banking industry and the Chair disseminates that information to members of this committee.
The members of this committee also discuss his and other named executive officers’ compensation packages with Mr. Farber, our Chairman, President and CEO, to solicit his views. Generally, this committee meets in November of each year to discuss and award bonuses to the named executive officers to be paid prior to year-end. Moreover, the committee meets at least once in the second quarter of each year to fix that year’s compensation package for each named executive officer. The Executive Compensation Committee fixes each named executive officer’s compensation package and the Chair of this committee then informs the Human Resource Officer of Community Bank of that decision.
In addition to the spreadsheet information that this committee will receive, we will also consider for 2008 compensation the contribution of each named executive officer in creating a culture of performance with integrity and in leading us to the following financial results in 2007:
•	Net income increased 8.7 percent to $6,900,000;

•	Tax-equivalent net interest margin widened to 4.33 percent;

•	Loans, net of unearned income increased 15.5 percent to $471,344,000; and

•	Return on average assets improved to 1.24 percent.
We will also consider the years of service that each named executive officer has given to us and their contributions to civic life in the communities in which we conduct business.
Executive Compensation Committee
Judd B. Fitze
John P. Kameen
Erwin T. Kost
J. Robert McDonnell
Joseph P. Moore, Jr.

The following table presents compensation information for Community Bank’s directors for 2007.
DIRECTORS’ COMPENSATION TABLE

	Fees Earned	All Other
Name	or Paid in Cash ($)	Compensation ($)(1)		Total ($)

Judd B. Fitze	24,000	5,750	(2)	29,750
John P. Kameen	24,000	5,025	(3)	29,025
Each of our other directors	24,000	1,500	(4)	25,500

(1)	Aggregate perquisites and other personal benefits were less than $10,000 for each director, and therefore, need not be presented.

(2)	Mr. Fitze received: (i) fees totaling $4,250 for appraisal services provided to Community Bank; and (ii) a year-end cash bonus of $1,500 as director of Community Bank.

(3)	Mr. Kameen received: (i) fees totaling $3,525 for appraisal services provided to Community Bank; and (ii) a year-end cash bonus of $1,500 as director of Community Bank.

(4)	Year-end cash bonus of $1,500.
Mr. Baker is employed by Community Bank as Senior Vice President and is responsible for business development in the Susquehanna and Wyoming Counties of Pennsylvania. Mr. Baker, in addition to having extensive banking experience, is well known and respected in the communities we serve. For his services as Senior Vice President, Mr. Baker received a salary of $54,856, a discretionary cash bonus of $5,000, and contributions to Community Bank’s defined contribution plan of $3,705 in 2007. The total amount of all other perquisites received by Mr. Baker was less than $10,000.
Director fees and all other compensation are paid to the directors by Community Bank. Our directors are not paid for attendance at Comm Bancorp, Inc.’s Board of Directors’ meetings. There were no stock awards, option awards, non-equity incentive plan compensation, other long-term compensation or nonqualified deferred compensation earnings paid to any director in 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This section describes how much stock our directors and executive officers own. It also describes the persons or entities that own more than 5.0 percent of our voting stock.

Stock Owned by Directors and Executive Officers
This table indicates the number of shares of our common stock owned by the directors and executive officers as of March 12, 2008. The aggregate percentage of shares owned by all directors and executive officers is 16.02 percent. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

	Amount and Nature of
Name of Individual or Identity of Group	Beneficial Ownership(1)	Percent of Class

David L. Baker	13,402.814	—
William R. Boyle(2)	2,977.154	—
William F. Farber, Sr.	150,960.000	8.61%
Judd B. Fitze	16,073.936	—
Dean L. Hesser	1,600.000	—
John P. Kameen	19,572.000	1.12%
William A. Kerl	17,910.484	1.02%
Erwin T. Kost	10,889.056	—
Susan F. Mancuso	4,060.929	—
Robert A. Mazzoni	100.000	—
J. Robert McDonnell	35,000.000	2.00%
Joseph P. Moore, III	100.000	—
Scott A. Seasock(2)	8,127.808	—
All Directors and Executive Officers as a group (11 Directors, 5 Executive Officers, 13 persons in total)	280,774.181	16.02%

(1)	Includes shares held: (i) directly; (ii) jointly with spouse; (iii) by spouse; (iv) jointly with various relatives; (v) by the transfer agent in our dividend reinvestment account; (vi) individually in employee benefit plans; and (vii) in various trusts.

(2)	Executive officer, not a director.
Voting Stock Owned by “Beneficial Owners”
The following are the persons or entities known by us to own beneficially more than 5.0 percent of our common stock as of March 12, 2008.

Name and Address	Number of Shares(1)	Percent of Class

Joseph P. Moore, Jr.	171,250.525	9.77%
400 Williamson Road Gladwyne, PA 19035

William F. Farber, Sr.	150,960.000	8.61%
Crystal Lake Road R.R.1, Box 1281 Carbondale, PA 18407

(1)	Includes shares held: (i) directly; and (ii) in various trusts.

Item 13. Certain Relationships and Related Transactions and Director Independence
We encourage our directors and executive officers to have banking and financial transactions with Community Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.
The total consolidated loans made by Community Bank at December 31, 2007, to our directors and officers as a group, members of their immediate families and companies in which they have a 10.0 percent or more ownership interest was $7.9 million or 14.5 percent of our total consolidated capital accounts. The largest aggregate balance for these loans in 2007 was $8.2 million or 15.1 percent of our total consolidated capital accounts. During 2007, advances and repayments on these loans were $1.0 million and $1.3 million. These loans did not involve more than the normal risk of collectibility nor did they present any other unfavorable features.
Item 14. Principal Accountant Fees and Services
The fees billed for professional services rendered by our independent registered public accounting firm for each of the two years ended December 31, 2007 and 2006, are summarized as follows:

Year Ended December 31,	2007	2006

Audit fees(1)	$104,178	$77,984
Audit-related fees(2)	6,000

Total	$110,178	$77,984

(1)	Audit fees consist of fees billed for services rendered for the audit of our annual financial statements on Form 10-K and review of financial statements included in our Form 10-Q, or services that are normally provided in connection with statutory and regulatory filings.

(2)	Audit-related fees consist of fees billed for services rendered for assurance and related services on our tender offer.
The Joint Audit Committee’s pre-approval policies and procedures related to products and services provided by our independent registered public accounting firm are set forth in the Charter of the Joint Audit Committee of us and Community Bank. For the two years ended December 31, 2007 and 2006, all of the audit fees, audit-related fees, tax fees and other fees were pre-approved by the Joint Audit Committee.

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

(b) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number
Referred to
Item 601 of
Regulation S-K	Description of Exhibit
2	None.

3(i)	Articles of Incorporation, as amended, filed at Exhibit 3(i) to our Annual Report on Form 10-K for the year ended December 31, 2006, Commission file number 0-17455 on March 30, 2007, and incorporated hereto by reference.

3(ii)	Bylaws, as amended, filed at Exhibit 3(ii) to our Annual Report on Form 10-K for the year ended December 31, 2006, Commission file number 0-17455 on March 30, 2007, and incorporated hereto by reference.

4	None.

9	None.

10	Executive Employment Agreements filed as Exhibits 10.01 and 10.02 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission file number 0-17455 on November 13, 2001, and incorporated hereto by reference.

11	None.

12	None.

13	Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 2007.

14	Code of Ethics, filed at Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003, Commission file number 0-17455 on March 29, 2004, and incorporated hereto by reference.

16	None.

18	None.

21	List of Subsidiaries.

22	None.

23	None.

24	None.

31(i)	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).
CFO certification pursuant to Rule 13a-14(a)/15d-14(a).

31(ii)	Not Applicable.

32	CEO certification pursuant to Section 1350.
CFO certification pursuant to Section 1350.

33	Not Applicable.

34	Not Applicable.

35	Not Applicable.

99(i)	Charter of the Joint Audit Committee, as amended, filed at Exhibit 99(i) to our Annual Report on Form 10-K for the year ended December 31, 2006, Commission file number 0-17455 on March 30, 2007, and incorporated hereto by reference.

100	None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC.	Date
(Registrant)

BY:	/s/ William F. Farber, Sr.	March 26, 2008

William F. Farber, Sr.,
President and Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date

/s/ David L. Baker	March 26, 2008

David L. Baker, Director

/s/ William F. Farber, Sr.	March 26, 2008

William F. Farber, Sr., President and Chief Executive Officer Chairman of the Board/Director (Principal Executive Officer)

/s/ Judd B. Fitze	March 26, 2008

Judd B. Fitze, Director

/s/ Dean L. Hesser	March 26, 2008

Dean L. Hesser, Director

/s/ John P. Kameen	March 26, 2008

John P. Kameen, Secretary/Director

/s/ William A. Kerl	March 26, 2008

William A. Kerl, Director

Signature and Capacity	Date

/s/ Erwin T. Kost	March 26, 2008

Erwin T. Kost, Director

/s/ Susan F. Mancuso	March 26, 2008

Susan F. Mancuso, Director

/s/ Robert A. Mazzoni	March 26, 2008

Robert A. Mazzoni, Director

/s/ J. Robert McDonnell	March 26, 2008

J. Robert McDonnell, Vice Chairman/Director

/s/ Joseph P. Moore, III	March 26, 2008

Joseph P. Moore, III, Director

/s/ Scott A. Seasock	March 26, 2008

Scott A. Seasock, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Stephanie A. Westington	March 26, 2008

Stephanie A. Westington, CPA Vice President of Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

13	Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 2007.	39

21	List of Subsidiaries.	155

31(i)	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).	156

	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO Certification Pursuant to Section 1350.	160

	CFO Certification Pursuant to Section 1350.