Form 10-Q
period 2008-03-31
COMM BANCORP INC
filed 2008-05-14
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-17455
Comm Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2242292 (I.R.S. Employer Identification Number)

125 North State Street, Clarks Summit, PA (Address of principal executive offices)	18411 (Zip Code)
(570) 586-0377

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,754,374 at April 30, 2008.

COMM BANCORP, INC.
FORM 10-Q
March 31, 2008
INDEX

Contents	Page No.

Part I. Financial Information:

Item 1. Financial Statements.

Consolidated Statements of Income and Comprehensive Income — for the Three Months Ended March 31, 2008 and 2007	3
Consolidated Balance Sheets — March 31, 2008, and December 31, 2007	4
Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2008 and 2007	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	6
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	*

Item 4. Controls and Procedures	44

Item 4T. Controls and Procedures	*

Part II. Other Information:

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	*

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	. 45

Item 3. Defaults Upon Senior Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 5. Other Information.	45

Item 6. Exhibits	45

Signatures	46

Exhibit Index	47

*	Not Applicable

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

For the Three Months Ended March 31	2008	2007

Interest income:
Interest and fees on loans:
Taxable	$7,568	$7,301
Tax-exempt	571	400
Interest and dividends on investment securities available-for-sale:
Taxable	43	573
Tax-exempt	364	371
Dividends	12	11
Interest on federal funds sold	2	3

Total interest income	8,560	8,659

Interest expense:
Interest on deposits	3,270	3,434
Interest on short-term borrowings	128	144

Total interest expense	3,398	3,578

Net interest income	5,162	5,081
Provision for loan losses	330	225

Net interest income after provision for loan losses	4,832	4,856

Noninterest income:
Service charges, fees and commissions	798	705
Mortgage banking income	170	75

Total noninterest income	968	780

Noninterest expense:
Salaries and employee benefits expense	2,130	1,879
Net occupancy and equipment expense	638	634
Other expenses	1,231	1,240

Total noninterest expense	3,999	3,753

Income before income taxes	1,801	1,883
Provision for income tax expense	236	378

Net income	1,565	1,505

Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available-for-sale	244	(4)
Income tax expense (benefit) related to other comprehensive income (loss)	83	(1)

Other comprehensive income (loss), net of income taxes	161	(3)

Comprehensive income	$1,726	$1,502

Per share data:
Net income	$0.89	$0.81
Cash dividends declared	$0.27	$0.26
Average common shares outstanding	1,753,376	1,851,518
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2008	2007

Assets:
Cash and due from banks	$12,870	$13,125
Federal funds sold		8,751
Investment securities available-for-sale	37,915	39,407
Loans held-for-sale, net	2,034	1,248
Loans, net of unearned income	497,668	471,344
Less: allowance for loan losses	4,934	4,624

Net loans	492,734	466,720
Premises and equipment, net	10,784	10,891
Accrued interest receivable	2,710	2,634
Other assets	6,561	6,211

Total assets	$565,608	$548,987

Liabilities:
Deposits:
Noninterest-bearing	$74,499	$75,232
Interest-bearing	413,540	416,125

Total deposits	488,039	491,357
Short-term borrowings	18,100
Accrued interest payable	1,423	1,308
Other liabilities	2,468	1,949

Total liabilities	510,030	494,614

Stockholders’ equity:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
March 31, 2008, 1,752,457 shares; December 31, 2007, 1,753,622 shares	578	579
Capital surplus	7,440	7,326
Retained earnings	46,284	45,353
Accumulated other comprehensive income	1,276	1,115

Total stockholders’ equity	55,578	54,373

Total liabilities and stockholders’ equity	$565,608	$548,987

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity

Balance, December 31, 2007	$579	$7,326	$45,353	$1,115	$54,373
Net income			1,565		1,565
Dividends declared: $0.27 per share			(473)		(473)
Dividend reinvestment plan: 2,621 shares issued	1	125			126
Repurchase and retirement: 3,786 shares	(2)	(11)	(161)		(174)
Other comprehensive income, net of income taxes				161	161

Balance, March 31, 2008	$578	$7,440	$46,284	$1,276	$55,578

Balance, December 31, 2006	$610	$7,146	$45,405	$957	$54,118
Net income			1,505		1,505
Dividends declared: $0.26 per share			(481)		(481)
Dividend reinvestment plan: 2,831 shares issued	1	120			121
Other comprehensive loss, net of income taxes				(3)	(3)

Balance, March 31, 2007	$611	$7,266	$46,429	$954	$55,260

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

For the Three Months Ended March 31	2008	2007

Cash flows from operating activities:
Net income	$1,565	$1,505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	330	225
Depreciation and amortization of premises and equipment	237	272
Net amortization (accretion) of investment securities	24	(41)
Amortization of net loan costs	98	91
Amortization of mortgage servicing rights	58	32
Deferred income tax expense (benefit)	174	(59)
Net gains on sale of loans	(141)	(43)
Losses on foreclosed assets	6
Changes in:
Loans held for sale, net	(645)	(1,352)
Accrued interest receivable	(76)	(162)
Other assets	(662)	(299)
Accrued interest payable	115	105
Other liabilities	420	283

Net cash provided by operating activities	1,503	557

Cash flows from investing activities:
Proceeds from repayments of investment securities available-for-sale	3,084	18,039
Purchases of investment securities available-for-sale	(1,372)	(10,401)
Proceeds from sale of foreclosed assets	74
Net increase in lending activities	(26,442)	(44,015)
Purchases of premises and equipment	(130)	(85)

Net cash used in investing activities	(24,786)	(36,462)

Cash flows from financing activities:
Net changes in:
Money market, NOW, savings and noninterest-bearing accounts	(15,372)	(6,408)
Time deposits	12,054	8,646
Short-term borrowings	18,100	17,100
Proceeds from the issuance of common shares	126	121
Repurchase and retirement of common shares	(174)
Cash dividends paid	(457)	(463)

Net cash provided by financing activities	14,277	18,996

Net decrease in cash and cash equivalents	(9,006)	(16,909)
Cash and cash equivalents at beginning of year	21,876	27,634

Cash and cash equivalents at end of period	$12,870	$10,725

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,283	$3,473
Income taxes	420
Noncash items:
Unrealized losses (gains) on investment securities available-for-sale, net	$(161)	$3
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of presentation:
The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2008, are not necessarily indicative of the results of operations that may be expected in the future.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.
2. Earnings per common share:
The Company had no dilutive potential common shares outstanding during the three-month period ended March 31, 2008 and 2007, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.
3. Fair values of financial instruments:
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.
SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to the valuation methods used to measure fair value into three levels which include the following:

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
•	Level 1: Unadjusted quoted prices or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
Assets and liabilities measured at fair value on a recurring basis at March 31, 2008, are summarized below:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
March 31, 2008	Amount	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment securities available-for-sale.	$37,915		$37,915
The fair values of investment securities available-for-sale are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2008, are summarized below:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
March 31, 2008	Amount	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$9,539			$9,539
Foreclosed assets	$45			$45
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $12,733 and a related allowance of $3,194.
The fair market value of foreclosed assets are based upon estimates derived through independent appraisals. Real estate acquired in connection with foreclosures is written down to fair market value less cost to sell.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
4. Disclosures about Derivative Instruments and Hedging Activities:
On March 8, 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS 133. This Statement requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this Statement on January 1, 2009, is not expected to have a material effect on the operating results or financial position of the Company.

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
Dollars in thousands, except per share data
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
An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change in the next year relate to the allowance for loan losses, fair value of financial instruments and the valuations of real estate acquired through foreclosure, deferred tax assets and liabilities and intangible assets. Actual amounts could differ from those estimates.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
We monitor the adequacy of the allocated portion of the allowance quarterly and adjust the allowance for any deficiencies through normal operations. This self-correcting mechanism reduces potential differences between estimates and actual observed losses. In addition, the unallocated portion of the allowance is examined quarterly to ensure that it remains relatively constant in relation to the total allowance unless there are changes in the related criteria that would indicate a need to either increase or decrease it. The determination of the level of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, we cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required resulting in an adverse impact on operating results.
Fair values of financial instruments, in cases where quoted market prices are not available, are based on estimates using present value or other valuation techniques which are subject to change.
Real estate acquired in connection with foreclosures or in satisfaction of loans is written-down to fair market value less cost to sell. Fair market value for real estate properties are based upon estimates derived through independent appraisals. However, proceeds realized from sales may ultimately be higher or lower than those estimates.
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
For a further discussion of our critical account policies, refer to the note entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended December 31, 2007. This note lists the significant accounting policies used by management in the development and presentation of our financial statements. This Management’s Discussion and Analysis, the Notes to the Consolidated Financial Statements, and other financial statement disclosures identify and address key variables and other

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
qualitative and quantitative factors that are necessary for the understanding and valuation of our financial position, results of operations and cash flows.
Operating Environment:
Economic activity in the United States stalled during the first quarter of 2008, as the gross domestic product advanced only 0.6 percent. Sharp downturns in residential construction and business investment weighed heavily on the economy. Expenditures for residential construction fell 26.7 percent, while business investment contracted 2.5 percent. In addition, tighter credit, falling home and equity prices, a weaker labor market and higher food and energy costs curtailed consumer spending. An increase in consumer spending for services was able to offset decreases in spending on durable and nondurable goods. Due to these economic factors, the Federal Open Market Committee (“FOMC”) lowered the federal funds target rate a total of 200 basis points to 2.25 percent at March 31, 2008, from 4.25 percent at year-end 2007. In addition, President Bush enacted a fiscal stimulus plan in the form of tax rebates that will be sent to taxpayers during the second quarter of 2008.
Review of Financial Position:
Total assets equaled $565.6 million at March 31, 2008, an increase of $16.6 million from $549.0 million at December 31, 2007. The 12.2 percent annualized growth resulted primarily from an increase of $26.3 million in loans, net of unearned income to $497.7 million at the close of the first quarter from $471.4 million at the end of 2007. Deposit gathering slowed during the first quarter. Total deposits decreased $3.3 million to $488.0 million at March 31, 2008, from $491.3 million at December 31, 2007. In order to support loan demand, we continued to utilize repayments from our investment portfolio and short-term borrowing arrangements with the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”). Available-for-sale investment securities declined $1.5 million, while short-term borrowings increased $18.1 million from December 31, 2007. Stockholders’ equity increased $1.2 million to $55.6 million at the end of the first quarter of 2008, from $54.4 million at December 31, 2007.
During the first quarter of 2008, we began offering remittance capabilities to commercial customers utilizing CB&T DirectK our remote deposit image capture system. Customers taking advantage of remittance capabilities now have the ability to integrate remote deposit capture with their individual accounting software to automatically update customer account balances. We believe this new service will provide greater efficiency for both us and our customers, thereby strengthening our existing deposit relationships.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
One of our foremost goals for 2008 is to expand our sources of noninterest revenue, specifically within our Trust and Wealth Management Division. At the end of 2007 we hired a Trust Officer that specializes in corporate and municipal trust administration and bond offerings. Through this addition, we have expanded our services into the commercial and governmental sectors. During the first quarter of 2008, we hired an additional sales representative for one of our subsidiaries, Comm Financial Services Corporation. First quarter revenue in this Division improved 40.9 percent.
Investment Portfolio:
Our investments are predominantly comprised of intermediate-term, tax-exempt obligations of states and municipalities. Tax-exempt obligations of states and municipalities assist us in lowering our tax burden. These investments totaled $31.0 million and represented 81.8 percent of the investment portfolio at March 31, 2008.
The carrying values of the major classifications of available-for-sale securities as they relate to the total investment portfolio at March 31, 2008, and December 31, 2007, are summarized as follows:
Distribution of investment securities available-for-sale

	March 31,		December 31,
	2008		2007
	Amount	%	Amount	%

State and municipals:
Taxable	$3,638	9.60%	$5,227	13.26%
Tax-exempt	31,009	81.79	30,897	78.41
Mortgage-backed securities	1,411	3.72	1,904	4.83
Equity securities:
Restricted	1,596	4.21	1,128	2.86
Other	261	0.68	251	0.64

Total	$37,915	100.00%	$39,407	100.00%

Investment securities totaled $37.9 million at March 31, 2008, a decrease of $1.5 million from $39.4 million at December 31, 2007. As a percentage of earning assets, investments securities equaled 7.1 percent at the close of the first quarter compared to 7.6 percent at year-end 2007. The unrealized holding gain equaled $1,276, net of income taxes of $657 at March 31, 2008, compared to $1,115, net of income taxes of $574 at the end of 2007. For the three months ended March 31, 2008, the investment portfolio averaged $36.7 million, a decrease of $47.9 million compared to $84.6 million for the same three months of 2007. The tax-equivalent yield on our investment portfolio rose 115 basis points to 6.64 percent for the first quarter of 2008 compared to 5.49 percent for the same quarter last year.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at March 31, 2008, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Maturity distribution of available-for-sale portfolio

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
March 31, 2008	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Amortized cost:
State and municipals:
Taxable	$3,644	2.74%							$3,644	2.74%
Tax-exempt	675	5.84	$6,235	7.85%	$20,368	7.50%	$1,937	7.45%	29,215	7.53
Mortgage-backed securities	545	5.01	799	5.02	45	6.65			1,389	5.07
Equity securities:
Restricted							1,596	2.46	1,596	2.46
Other							138	5.28	138	5.28

Total	$4,864	3.42%	$7,034	7.53%	$20,413	7.50%	$3,671	5.20%	$35,982	6.72%

Fair value:
State and municipals:
Taxable	$3,638								$3,638
Tax-exempt	687		$6,542		$21,704		$2,076		31,009
Mortgage-backed securities	554		811		46				1,411
Equity securities:
Restricted							1,596		1,596
Other							261		261

Total	$4,879		$7,353		$21,750		$3,933		$37,915

Loan Portfolio:
Business spending declined 2.5 percent in the first quarter of 2008. Spending for equipment and software decreased by 0.7 percent, while nonresidential construction fell 6.2 percent. Despite the decrease in spending within the corporate sector, commercial and industrial loans at all commercial banks throughout the United States increased $49.2 billion or at an annualized rate of 13.8 percent from the end of 2007. Similarly, we experienced strong demand for our commercial loan products. Commercial

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
loans grew $20.0 million or 10.7 percent to $207.1 million at March 31, 2008, from $187.1 million at year-end 2007. We experienced the greatest demand within the municipal sector as tax-exempt commercial loans rose $21.6 million. Taxable commercial loans decreased $1.6 million. In addition, commercial mortgage loans increased 5.7 percent from the end of 2007, while commercial leases grew 9.6 percent.
Despite relatively low mortgage rates, excess inventory and weak demand continued to weigh heavily on the housing market. The rate for a 30-year, fixed rate mortgage was 5.97 percent at March 31, 2008, 19 basis points lower than the 6.16 percent one year earlier. Low mortgage rates did not impact demand, as sales for new homes were down 36.6 percent compared to last year. In addition, the inventory of new homes on the market at the end of the first quarter represented an 11.0 month supply, compared to a 7.8 month supply one year ago. Furthermore, sales of existing homes in 2008 were 19.3 percent below March 2007 levels. Despite the ailing housing market, residential mortgage lending in the banking industry increased in the first quarter, as evidenced by a $79.8 billion or 9.0 percent annualized increase in real estate loans for all commercial banks from the end of 2007. Contrary to the banking industry, we experienced a slight decrease of $0.6 million in residential mortgage loans to $114.2 million at March 31, 2008, from $114.8 million at December 31, 2007.
Northeastern Pennsylvania was not as severely impacted by the downturn in the housing market as was the Nation. Home sales were stable within our market area. As a result, activity in our secondary mortgage department was favorable during the first quarter of 2008. Residential mortgage loans serviced for the Federal National Mortgage Association (“FNMA”) increased $1.9 million or at an annual rate of 6.6 percent to $118.6 million at the end of the first quarter of 2008 from $116.7 million at the end of 2007. In comparison, for the first quarter of 2007, residential mortgage loans serviced for the FNMA decreased at an annualized rate of 1.2 percent. For the three months ended March 31, residential mortgages sold to the FNMA totaled $5.1 million in 2008 compared to $2.2 million in 2007. Net gains realized on the sale of residential mortgages totaled $141 for the first quarter of 2008, compared to $43 for the same quarter last year.
Consumer spending throughout the Nation advanced 1.0 percent in the first quarter of 2008. However, the majority of the spending was for services. Spending for durable goods such as motor vehicles and appliances fell 6.1 percent. Our consumer loans decreased $0.8 million or 2.2 percent from the end of 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
Average loans grew $52.6 million or 11.9 percent to $493.9 million for the quarter ended March 31, 2008, from $441.3 million for the same quarter of 2007. During the first quarter, the prime rate decreased 200 basis points to 5.25 percent at March 31, 2008, from 7.25 percent at the end of 2007. As a result, the tax-equivalent yield on our loan portfolio decreased 40 basis points to 6.87 percent for the first quarter of 2008 compared to 7.27 percent for the same quarter of 2007. We anticipate a further decline in loan yields during the remainder of 2008, as adjustable-rate loans reprice at lower rates. In addition to the 200 basis point decrease, market interest rates decreased another 25 basis points subsequent to the close of the first quarter.
The composition of the loan portfolio at March 31, 2008, and December 31, 2007, is summarized as follows:
Distribution of loan portfolio

	March 31,		December 31,
	2008		2007
	Amount	%	Amount	%

Commercial, financial and others	$207,113	41.62%	$187,147	39.70%
Real estate:
Construction	11,383	2.29	12,810	2.72
Mortgage	242,087	48.64	233,755	49.59
Consumer, net	34,364	6.91	35,149	7.46
Lease financing, net	2,721	0.54	2,483	0.53

Loans, net of unearned income	497,668	100.00%	471,344	100.00%

Less: allowance for loan losses	4,934		4,624

Net loans	$492,734		$466,720

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Due to the change in monetary policy, our asset/liability management strategy in 2008 involves shifting our emphasis away from adjustable-rate loans to medium-term, fixed-rate loans as interest rates decrease. Adjustable-rate loans represented 50.0 percent of the loan portfolio at March 31, 2008, compared to 52.3 percent at the end of 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
The maturity and sensitivity information of the loan portfolio to changes in interest rates by major classification at March 31, 2008, is summarized as follows:
Maturity distribution and interest sensitivity of loan portfolio

		After one
	Within	but within	After
March 31, 2008	one year	five years	five years	Total

Maturity schedule:
Commercial, financial and others	$102,243	$48,976	$55,894	$207,113
Real estate:
Construction	11,383			11,383
Mortgage	27,725	93,722	120,640	242,087
Consumer, net	4,824	23,254	6,286	34,364
Lease financing, net	545	2,176		2,721

Total	$146,720	$168,128	$182,820	$497,668

Sensitivity schedule:
Predetermined interest rates	$74,000	$95,375	$79,348	$248,723
Floating or adjustable interest rates	72,720	72,753	103,472	248,945

Total	$146,720	$168,128	$182,820	$497,668

In addition to the risks inherent in our loan portfolio, in the normal course of business we are also a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments include legally binding commitments to extend credit, unused portions of lines of credit and commercial letters of credit, and may involve, to varying degrees, elements of credit risk and IRR in excess of the amount recognized in the financial statements.
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
Unused portions of lines of credit, including home equity and credit card lines and overdraft protection agreements, are commitments for possible future extensions of credit to existing customers. Unused portions of home equity lines are collateralized and generally have fixed expiration dates. Credit card lines and overdraft protection agreements are uncollateralized and usually do not carry specific maturity dates. Unused portions of lines of credit ultimately may not be drawn upon to the total extent to which we are committed.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Commercial letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all commercial letters of credit have expiration dates within one year and often expire unused in whole or in part by the customer. The carrying value of the liability for our obligations under guarantees was not material at March 31, 2008 and December 31, 2007.
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
The contractual amounts of off-balance sheet commitments at March 31, 2008 and December 31, 2007, are summarized as follows:
Distribution of off-balance sheet commitments

	March 31,	December 31,
	2008	2007

Commitments to extend credit	$75,285	$80,675
Unused portions of lines of credit	18,692	17,901
Commercial letters of credit	19,575	19,634

Total	$113,552	$118,210

We record an allowance for credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at March 31, 2008 and December 31, 2007. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.
Asset Quality:
Our asset quality deteriorated from year-end 2007. Nonperforming assets increased $1,566 to $9,258 at March 31, 2008, from $7,692 at December 31, 2007. The ratio of nonperforming assets to loans, net of unearned income, and foreclosed assets equaled 1.86 percent at March 31, 2008 and 1.63 percent at December 31, 2007. The deterioration resulted from an increase of $3,040 in nonaccrual loans, partially offset by reductions of $1,394 in accruing loans past due 90 days or more and $80 in foreclosed assets.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
During the first quarter of 2008, we sold one property with an aggregate carrying value of $80 for $74, resulting in a realized loss of $6. There were no properties transferred to foreclosed assets. At March 31, 2008, there was one remaining property with a carrying value of $45 in foreclosed assets.
We anticipate economic conditions in our local market area to remain stable for the remainder of 2008. However, should economic conditions weaken, borrowers’ ability to make timely loan payments could be hindered. The possibility exists that these levels could deteriorate should this occur. In addition, rising interest rates could pose credit risk, as borrowers with adjustable-rate loans may not be able to meet higher debt service requirements.
Information concerning nonperforming assets at March 31, 2008, and December 31, 2007, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers’ ability to comply with present loan repayment terms.
Distribution of nonperforming assets

	March 31,	December 31,
	2008	2007

Nonaccrual loans:
Commercial, financial and others	$2,363	$2,444
Real estate:
Construction
Mortgage	5,953	2,812
Consumer, net	57	77
Lease financing, net

Total nonaccrual loans	8,373	5,333

Accruing loans past due 90 days or more:
Commercial, financial and others	129	1,837
Real estate:
Construction
Mortgage	593	295
Consumer, net	86	85
Lease financing, net	32	17

Total accruing loans past due 90 days or more	840	2,234

Total nonperforming loans	9,213	7,567

Foreclosed assets	45	125

Total nonperforming assets	$9,258	$7,692

Ratios:
Nonperforming loans as a percentage of loans, net	1.85%	1.61%
Nonperforming assets as a percentage of loans, net, and foreclosed assets	1.86%	1.63%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
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
We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our loan review department identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest five year period in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
Information concerning impaired loans at March 31, 2008, and December 31, 2007, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.
Distribution of impaired loans

	March 31,	December 31,
	2008	2007

Nonaccrual loans:
Commercial, financial and others	$2,363	$2,444
Real estate:
Construction
Mortgage	5,953	2,812
Consumer, net	57	77
Lease financing, net

Total nonaccrual loans	8,373	5,333

Accruing loans:
Commercial, financial and others	12,931	2,338
Real estate:
Construction
Mortgage	9,105	7,247
Consumer, net
Lease financing, net

Total accruing loans	22,036	9,585

Total impaired loans	$30,409	$14,918

Ratio:
Impaired loans as a percentage of loans, net	6.11%	3.16%
The majority of the increase in impaired loans resulted from a rise in accruing commercial, financial and other loans from year-end 2007. The majority of the increase in these loans resulted from a downgrading of credits of two customers involved in commercial real estate developments in the Monroe County, Pennsylvania market area. The ratings of these credits were downgraded in response to a significant slowing in the real estate market within this area.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
Information related to the recorded investment in impaired loans for which there is a related allowance and the amount of that allowance and the recorded investment in impaired loans for which there is no allowance at March 31, 2008 and December 31, 2007, is summarized as follows:

	March 31, 2008		December 31, 2007
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance

Impaired loans:
With a related allowance	$12,733	$3,194	$7,575	$3,216
With no related allowance	17,676		7,343

Total	$30,409	$3,194	$14,918	$3,216

Interest income on impaired loans that would have been recognized had the loans been current, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 2008 and 2007, are summarized as follows:

Three Months Ended March 31	2008	2007

Gross interest due under terms	$563	$203
Interest income recognized	478	212

Interest income not recognized (recognized in excess of due)	$85	$(9)

Interest income recognized (cash-basis)	$478	$212

Average recorded investment in impaired loans	$30,200	$10,771
For the three months ended March 31, cash received on impaired loans applied as a reduction of principal totaled $566 in 2008 and $218 in 2007. There were no commitments to extend additional funds to parties having impaired loans at March 31, 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
The allocation of the allowance for loan losses at March 31, 2008 and December 31, 2007, is summarized as follows:
Allocation of the allowance for loan losses

	March 31,		December 31,
	2008		2007
		Category		Category
		as a		as a
		% of		% of
	Amount	loans	Amount	loans

Allocated allowance:
Specific:
Commercial, financial and others	$1,808	3.07%	$2,216	1.01%
Real estate:
Construction
Mortgage	1,329	3.03	923	2.13
Consumer, net	57	0.01	77	0.02
Lease financing, net

Total specific	3,194	6.11	3,216	3.16

Formula:
Commercial, financial and others	201	38.55	247	38.69
Real estate:
Construction		2.29		2.72
Mortgage	521	45.61	226	47.46
Consumer, net	369	6.90	344	7.44
Lease financing, net	1	0.54		0.53

Total formula	1,092	93.89	817	96.84

Total allocated allowance	4,286	100.00%	4,033	100.00%

Unallocated allowance	648		591

Total allowance for loan losses	$4,934		$4,624

The allocated element of the allowance for loan losses account was $4,286 at March 31, 2008, an increase of $253 from $4,033 at December 31, 2007. The change from year-end primarily resulted from a $275 increase in the formula portion of the allowance for impairment of loans collectively evaluated under SFAS No. 5. The total loss factors for collectively evaluated loans increased from year-end 2007 due to a higher amount of average net charge-offs for the past five consecutive years. The specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114 equaled $3,194 at March 31, 2008, compared to $3,216 at the end of 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
The unallocated portion of the allowance for loan losses increased $57 to $648 at the end of the first quarter of 2008 from $591 at year-end 2007. As a percentage of the total allowance, the unallocated portion equaled 13.1 percent at the end of the first quarter of 2008 and 12.8 percent at the close of 2007. We believe the unallocated portion of the allowance for loan losses account is sufficient to cover any inherent losses in the loan portfolio that have not been identified as part of the allocated allowance using our impairment methodology.
A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 2008, is summarized as follows:
Reconciliation of allowance for loan losses

March 31,
2008

Allowance for loan losses at beginning of period	$4,624
Loans charged-off:
Commercial, financial and others	15
Real estate:
Construction
Mortgage
Consumer, net	31
Lease financing, net

Total	46

Loans recovered:
Commercial, financial and others	3
Real estate:
Construction
Mortgage	1
Consumer, net	22
Lease financing, net

Total	26

Net loans charged-off	20

Provision charged to operating expense	330

Allowance for loan losses at end of period	$4,934

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.01%
Allowance for loan losses as a percentage of period end loans	0.99%
The allowance for loan losses account equaled $4,934 or 0.99 percent of loans, net of unearned income, at March 31, 2008, compared to $4,624 or 0.98 percent at year-end 2007. The provision for loan losses of $330 exceeded net charge-offs of $20, which resulted in the $310 increase in the allowance for loan losses account.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-off levels for the first quarter improved significantly. Loans charged-off, net of recoveries, for the first quarter amounted to $20 in 2008 and $25 in 2007. As a percentage of average loans outstanding, net charge-offs equaled 0.01 percent for the first quarter of 2008 and 0.02 percent for the first quarter of 2007.
Deposits:
Disposable personal income (“DPI”) in the United States rose 5.0 percent, while consumers saved 0.2 percent of DPI in the first quarter of 2008. Due to the relatively low savings rate, competition for deposits remained intense. Our deposit gathering was impacted by this competition. We offered two promotional certificate of deposit products in order to compete in the first quarter of 2008. We continued our short-term, 5-month certificate of deposit. In addition, we added a long-term, 72-month certificate of deposit in order to entice depositors to lock in monies at a relatively low interest rate. As a result of these promotions, total time deposits increased $12.0 million to $218.5 million at March 31, 2008, from $206.5 million at December 31, 2007. In addition, our deposits were influenced by the cyclical deposits trends of certain business and municipal customers. Interest-bearing transaction accounts decreased $14.6 million due to the cyclical deposit trends, as certain larger-account balances vary due to timing of tax receipts and disbursements and government contracts. Overall, we experienced a decrease in total deposits of $3.3 million to $488.0 million at the close of the first quarter of 2008, from $491.3 million at the end of 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 2008 and 2007, are summarized as follows:
Deposit distribution

	March 31,		March 31,
	2008		2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Interest-bearing:
Money market accounts	$28,650	2.23%	$29,314	3.00%
NOW accounts	71,707	2.89	64,371	3.15
Savings accounts	98,602	1.24	99,502	1.40
Time deposits less than $100	167,407	4.29	178,635	4.37
Time deposits $100 or more	44,561	4.57	38,102	4.78

Total interest-bearing	410,927	3.20%	409,924	3.40%
Noninterest-bearing	72,666		71,670

Total deposits	$483,593		$481,594

For the three months ended March 31, total deposits averaged $483.6 million in 2008, compared to $481.6 million in 2007. Noninterest-bearing and interest-bearing deposits were stable, each increasing by $1.0 million. Interest-bearing transaction accounts, including money market, NOW and savings accounts, averaged $5.8 million higher, while total time deposits decreased $4.8 million. As previously mentioned, the FOMC lowered short-term interest rates 200 basis points during the first quarter. Similarly, the 3-month U.S. Treasury rate declined 198 basis points to 1.38 percent at March 31, 2008, from 3.36 percent at December 31, 2007. As a result, our cost of deposits for the first quarter decreased 20 basis points to 3.20 percent in 2008 from 3.40 percent in 2007. The FOMC lowered short-term interest rates another 25 basis points subsequent to the end of the first quarter. In light of this decline, we anticipate a further decrease in funding costs. However, should competition within our market area further intensify, our cost of funds could be negatively impacted.
As a result of the short-term certificate of deposit promotion offered during the first quarter of 2008, volatile deposits, time deposits in denominations of $100 or more, increased $5.3 million to $48.5 million at March 31, 2008, from $43.2 million at December 31, 2007. These deposits averaged $44.6 million in 2008, an increase of $6.5 million or 17.1 percent from $38.1 million in 2007. Due to the decline in market interest rates, the average cost of large denomination time deposits declined 21 basis points to 4.57 percent for the first three months of 2008 from 4.78 percent for the same three months of last year.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
Maturities of time deposits $100 or more at March 31, 2008, and December 31, 2007, are summarized as follows:
Maturity distribution of time deposits of $100 or more

	March 31,	December 31,
	2008	2007

Within three months	$14,476	$11,336
After three months but within six months	12,967	8,040
After six months but within twelve months	8,933	12,702
After twelve months	12,085	11,148

Total	$48,461	$43,226

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
As a result of economic uncertainty and rapidly declining market rates, it has become very difficult to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should we have material weaknesses in our risk management process or high exposure

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
relative to our capital, bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.
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
Dollars in thousands, except per share data
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
Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
March 31, 2008	three months	twelve months	five years	five years	Total

Rate sensitive assets:
Investment securities	$3,773	$1,106	$7,353	$25,683	$37,915
Loans held for sale, net	2,034				2,034
Loans, net of unearned income	131,197	93,917	187,982	84,572	497,668

Total	$137,004	$95,023	$195,335	$110,255	$537,617

Rate sensitive liabilities:
Money market accounts	$19,838	$6,574			$26,412
NOW accounts	54,212	14,456			68,668
Savings accounts	14,979		$84,946		99,925
Time deposits less than $100	45,345	47,503	66,008	$11,219	170,075
Time deposits $100 or more	14,476	21,900	9,872	2,213	48,461
Short-term borrowings	18,100				18,100

Total	$166,950	$90,433	$160,826	$13,432	$431,641

Rate sensitivity gap:
Period	$(29,946)	$4,590	$34,509	$96,823
Cumulative	$(29,946)	$(25,356)	$9,153	$105,976	$105,976

RSA/RSL ratio:
Period	0.82	1.05	1.21	8.21
Cumulative	0.82	0.90	1.02	1.25	1.25
At March 31, 2008, we had a cumulative one-year RSA/RSL ratio of 0.90, which was a decrease from 1.02 one year earlier. In the second half of 2007, ALCO began migrating to a negative gap position in anticipation of declining market rates. With regard to RSA, we shifted our emphasis away from adjustable-rate loans to medium-term, fixed-rate loans. With respect to RSL, we offered promotional certificates of deposit with a 5-month maturity. The short-term nature of this product reduced the extension risk associated with time deposits, given the decline in market interest rates. In addition to these managerial factors, the change in our RSA and RSL were impacted by strong loan demand and the intense competition for deposits within our market area.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
Specifically the decrease in our RSA/RSL ratio resulted from a $33.9 million or 12.8 percent decrease in RSA, partially offset by a $3.0 million or 1.2 percent decrease in RSL maturing or repricing within one year. The decrease in RSA resulted primarily from a $40.5 million decrease in investment securities maturing within the next 12 months. Funds received from maturing securities were used to fund strong loan demand. The decrease in investment securities was partially offset by an increase in loans, net of unearned income of $6.6 million. As previously mentioned, our emphasis with regard to RSA was to offer predominantly medium-term, fixed-rate loans. Although loans, net of unearned income, maturing or repricing within the next 12 months increased from the previous year, the $6.6 million increase represented only a small portion of the total increase in loan volume over the previous 12 months. Loans, net of unearned income, maturing or repricing after one year rose $39.1 million.
With respect to RSL maturing or repricing within 12 months, the decrease primarily resulted from an $11.9 million decrease in total time deposits maturing within 12 months, partially offset by a $7.9 million increase in interest-bearing transaction accounts that are indexed to the 3-month U.S. Treasury Bill. RSL maturing or repricing within 12 months were also influenced by a $1.0 million decline in short-term borrowings.
Our three-month ratio at March 31, 2008, also decreased as compared to one year earlier. At the end of the first quarter of 2008 this ratio equaled 0.82 as compared to 1.04 at March 31, 2007. The change in the three-month ratio resulted primarily from a $26.0 million increase in RSL. The short-term certificate of deposit promotion was the predominate factor influencing the increase in RSA.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2008, produced results that were similar to those indicated by the one-year static gap position. We will continue to monitor our IRR position in 2008 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a favorable IRR position.
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
We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after March 31, 2009. Our noncore funds at March 31, 2008, consisted of short-term borrowings with the FHLB-Pgh and time deposits in denominations of $100 or more. Time deposits in denominations of $100 or more are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2008, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 8.3 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 9.4 percent at the end of the first quarter of 2008. These ratios indicate that we had some reliance on noncore funds at

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
March 31, 2008. Comparatively, our ratios weakened in comparison to year-end 2007 indicating our reliance on noncore funds had increased. The increase in noncore funding reliance resulted primarily from the utilization of short-term borrowing arrangements.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold. Cash and cash equivalents decreased $9.0 million in the first quarter of 2008. In comparison, cash and cash equivalents decreased $16.9 million in the same period last year. For the three months ended March 31, 2008 and 2007, a net cash outflow from investing activities more than offset net cash inflows from operating and financing activities.
Primary investing activities involve transactions related to our lending activities and investment securities. Net cash used in investing activities for the first quarter decreased $11.7 million to $24.8 million in 2008 from $36.5 million in 2007. Net cash used for lending activities decreased $17.6 million to $26.4 million in 2008 from $44.0 million in 2007. In addition, proceeds received from repayments of investment securities, net of purchases, decreased for the three months ended March 31, to $1.7 million in 2008 from $7.6 million in 2007.
Operating activities provided net cash of $1.5 million for the first three months of 2008, compared to $0.6 million for the same period of 2007. Net income, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses, and net changes in current assets, is the primary source of funds from operations.
Deposit gathering is our predominant financing activity. We received $14.3 million in net cash from financing activities for the first three months of 2008, compared to $19.0 million for the same three months of 2007. Cyclical trends usually cause a decrease in deposits during the first quarter. In addition, competition for deposits remained intense. Total deposits decreased during the first quarter of 2008, resulting in a net cash outflow of $3.3 million. Comparatively, for the first quarter of 2007, we received $2.2 million in net cash from deposit gathering. In addition, we utilized short-term borrowings of $18.1 million from the FHLB-Pgh as a source of liquidity, compared to $17.1 million last year.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
Capital Adequacy:
Stockholders’ equity equaled $55.6 million or $31.71 per share at March 31, 2008, an increase of $1.2 million from $54.4 million or $31.01 per share at December 31, 2007. Net income of $1,565 was the primary factor leading to the improvement. Also, affecting stockholders’ equity were net cash dividends declared of $347, common stock repurchases of $174 and other comprehensive income resulting from market value fluctuations of the investment portfolio of $161.
We declared dividends of $473 or $0.27 per share for the quarter ended March 31, 2008. The dividend payout ratio was 30.2 percent and 32.0 percent for the first quarters of 2008 and 2007. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the first quarter of 2008, 2,621 shares were issued under this plan.
Management periodically purchases shares of our common stock under a repurchase program. During the first three months of 2008, 3,786 shares were repurchased under this program. At March 31, 2008, 23,688 shares authorized under this program were available to be repurchased.
We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-weighted assets ratio of 4.0 percent and a total capital to risk-weighted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2008 and 2007. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.
Our and Community Bank’s capital ratios at March 31, 2008 and 2007, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:
Regulatory capital

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
March 31	2008	2007	2008	2007	2008	2007

Basis for ratios:
Tier I capital to risk-weighted assets:
Consolidated	$53,897	$53,894	$19,925	$18,539
Community Bank	48,859	52,006	19,781	18,510	$29,671	$27,765
Total capital to risk-weighted assets:
Consolidated	58,831	58,529	39,851	37,078
Community Bank	53,793	56,641	39,562	37,021	49,452	46,276
Tier I capital to total average assets less intangibles assets:
Consolidated	53,897	53,894	22,317	21,977
Community Bank	48,859	52,006	$22,163	$21,940	$27,704	$27,425

Risk-weighted assets:
Consolidated	484,269	450,157
Community Bank	480,653	449,434
Risk-weighted off-balance sheet items:
Consolidated	13,866	13,323
Community Bank	13,866	13,323
Average assets for Leverage ratio:
Consolidated	557,927	549,421
Community Bank	$554,076	$548,496

Ratios:
Tier I capital as a percentage of risk- weighted assets and off-balance sheet items:
Consolidated	10.8%	11.6%	4.0%	4.0%
Community Bank	9.9	11.2	4.0	4.0	6.0%	6.0%
Total of Tier I and Tier II capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	11.8	12.6	8.0	8.0
Community Bank	10.9	12.2	8.0	8.0	10.0	10.0
Tier I capital as a percentage of total average assets less intangibles assets:
Consolidated	9.7	9.8	4.0	4.0
Community Bank	8.8%	9.5%	4.0%	4.0%	5.0%	5.0%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
We and Community Bank have consistently maintained regulatory capital ratios well above the minimum levels of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent. Based on the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at March 31, 2008. There are no conditions or events since this notification that we believe have changed Community Bank’s category.
Review of Financial Performance:
Net income for the first quarter of 2008 was $1,565 or $0.89 per share , an increase of $60 or 4.0 percent compared to $1,505 or $0.81 per share for the same quarter of 2007. Higher net interest income and noninterest income were the primary factors leading to the earnings improvement. Return on average assets and return on average equity equaled 1.13 percent and 11.38 percent for the three months ended March 31, 2008 compared to 1.11 percent and 11.12 percent for the same three months of 2007.
Net Interest Income:
Net interest income is still the fundamental source of earnings for commercial banks. Moreover, fluctuations in the level of noninterest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits and short-term borrowings comprise interest-bearing liabilities. Net interest income is impacted by:
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
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
We analyze interest income and interest expense by segregating rate and volume components of earning assets and interest-bearing liabilities. The impact changes in the interest rates earned and paid on assets and liabilities, along with changes in the volume of earning assets and interest-bearing liabilities have on net interest income are summarized as follows. The net change or mix component, attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.
Net interest income changes due to rate and volume

	March 31,
	2008 vs. 2007
	Increase (decrease)
	attributable to
	Total
	Change	Rate	Volume
Interest income:
Loans:
Taxable	$267	$(441)	$708
Tax-exempt	259	60	199
Investments:
Taxable	(529)	(137)	(392)
Tax-exempt	(11)	(3)	(8)
Federal funds sold	(1)		(1)

Total interest income	(15)	(521)	506

Interest expense:
Money market accounts	(58)	(53)	(5)
NOW accounts	15	(39)	54
Savings accounts	(40)	(37)	(3)
Time deposits less than $100	(138)	(18)	(120)
Time deposits $100 or more	57	(17)	74
Short-term borrowings	(16)	(72)	56

Total interest expense	(180)	(236)	56

Net interest income	$165	$(285)	$450

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
For the three months ended March 31, tax-equivalent net interest income rose $165 or 3.0 percent to $5,643 in 2008 from $5,478 in 2007. The improvement resulted from a positive volume variance partially offset by a negative rate variance.
Despite interest-bearing liabilities growing to a greater extent than earning assets, we experienced a positive volume variance, which resulted in additional net interest income of $450. Average earning assets grew $4.7 million to $530.9 million for the first quarter of 2008 from $526.2 million for the same quarter last year. A decrease in lower-yielding investment securities was more than offset by an increase in loans, net of unearned income, having a higher average yield. Loans, net of unearned income, averaged $52.6 million or 11.9 percent higher comparing the three months ended March 31, 2008 and 2007, which caused an increase in interest revenue of $907. Partially offsetting this increase, was a decrease in average investments and federal funds sold of $47.9 million or 56.5 percent to $36.9 million in 2008 from $84.8 million in 2007. The decreases in investment securities and federal funds sold caused a reduction in interest revenue of $401.
Average interest-bearing liabilities increased $6.4 million to $427.0 million in 2008 from $420.6 million in 2007. This increase resulted in additional interest expense of $56, which only partially offset the additional revenue resulting from growth in earning assets. We experienced a reduction in total time deposits which have a higher average cost. This reduction was offset by increases in NOW accounts and short-term borrowings which have lower average costs. Specifically, average total time deposits decreased $4.7 million, which resulted in a reduction in interest expense of $46. NOW accounts and short-term borrowings grew $7.3 million and $5.4 million resulting in increases in interest expense of $54 and $56.
A negative rate variance caused a decrease in tax-equivalent net interest income of $285. Due to a decrease in market rates, we experienced reductions in both our tax-equivalent yield on earning assets and our cost of funds. The tax-equivalent yield on earning assets decreased 13 basis points to 6.85 percent for the three months ended March 31, 2008, from 6.98 percent for the same period of 2007, and resulted in a reduction in interest revenue of $521. Specifically, the tax-equivalent yield on the loan portfolio decreased 40 basis points to 6.87 percent for the first quarter of 2008 from 7.27 percent for the same quarter of 2007. Adjustable-rate loans repriced downward due to a 200 basis point differential in the prime rate comparing 2008 and 2007. The decrease in loan yields caused a $381 reduction in tax-equivalent interest revenue. With regard to the investment portfolio, decreases in the yields on taxable investments of 133 basis points and tax-exempt investments of 10 basis points resulted in a reduction in tax-equivalent interest revenue of $140.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
The reduction in revenue was offset partially by a decrease in interest expense of $236, which resulted from a 25 basis point decrease in the cost of funds to 3.20 percent for the first quarter of 2008 from 3.45 percent for the same quarter of 2007. Specifically, rates paid for interest-bearing transaction accounts decreased, as certain larger-balance, money market, NOW and savings accounts of local school districts and municipalities are priced in accordance with changes in the three-month U.S. Treasury. This rate was 5.04 percent at March 31, 2007, 366 basis points higher than 1.38 percent at March 31, 2008. As a result, the cost of money market, NOW and savings accounts decreased 77 basis points, 26 basis points and 16 basis points when comparing the first quarters of 2008 and 2007, and caused a decrease to interest expense of $129. Falling short-term rates offset partially by increasing competition for deposits within our market area began to impact our time deposit costs. The average cost of time deposits decreased 9 basis points to 4.35 percent in 2008 from 4.44 percent in 2007. This resulted in a reduction in interest expense of $35. Short-term borrowing costs decreased 227 basis points, which lowered interest expense by $72.
Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin improved 6 basis points to 4.28 percent in 2008 from 4.22 percent in 2007. Short-term interest rates are expected to move slightly lower during the remainder of 2008. However, no assurance can be given that these conditions will occur. Net interest income could be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended March 31, 2008 and 2007, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the prevailing statutory tax rate of 34.0 percent.
Summary of net interest income

	March 31, 2008			March 31, 2007
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning assets:
Loans:
Taxable	$442,334	$7,568	6.88%	$401,864	$7,301	7.37%
Tax-exempt	51,601	865	6.74	39,463	606	6.23
Investments:
Taxable	7,423	55	2.98	54,897	584	4.31
Tax-exempt	29,270	551	7.57	29,701	562	7.67
Federal funds sold	247	2	3.26	251	3	4.85

Total earning assets	530,875	9,041	6.85%	526,176	9,056	6.98%
Less: allowance for loan losses	4,777			4,560
Other assets	32,234			28,217

Total assets	$558,332			$549,833

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$28,650	159	2.23%	$29,314	217	3.00%
NOW accounts	71,707	515	2.89	64,371	500	3.15
Savings accounts	98,602	304	1.24	99,502	344	1.40
Time deposits less than $100	167,407	1,786	4.29	178,635	1,924	4.37
Time deposits $100 or more	44,561	506	4.57	38,102	449	4.78
Short-term borrowings	16,085	128	3.20	10,684	144	5.47

Total interest-bearing liabilities	427,012	3,398	3.20%	420,608	3,578	3.45%
Noninterest-bearing deposits	72,666			71,670
Other liabilities	3,353			2,644
Stockholders’ equity	55,301			54,911

Total liabilities and stockholders’ equity	$558,332			$549,833

Net interest income/spread		$5,643	3.65%		$5,478	3.53%

Net interest margin			4.28%			4.22%
Tax equivalent adjustments:
Loans		$294			$206
Investments		187			191

Total adjustments		$481			$397

Note:	Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,999 and $1,424 for the first quarter of 2008 and 2007 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
Provision for Loan Losses:
We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. For the three months ended March 31, the provision for loan loses was $330 in 2008 and $225 in 2007. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio.
Noninterest Income:
Noninterest income for the first quarter rose $188 or 24.1 percent to $968 in 2008 from $780 in 2007. An increase in deposit-related service charges, coupled with higher commissions from our Trust and Wealth Management Division resulted in a $93 or 13.2 percent rise in service charges, fees and commissions to $798 in 2008 from $705 in 2007. In addition, we experienced a $95 or 126.7 percent increase in mortgage banking income.
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
Noninterest expense for the first quarter increased $246 or 6.6 percent to $3,999 in 2008 from $3,753 in 2007. The increase resulted primarily from a $251 or 13.4 percent increase in salaries and employee benefits expense. Our efficiency weakened slightly comparing the first quarters of 2008 and 2007, as evidenced by a deterioration in the operating efficiency ratio, an industry ratio used to measure productivity. The operating efficiency

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
ratio, noninterest expenses divided by net interest income and noninterest income, was 65.2 percent for the first quarter of 2008 compared to 64.0 percent for the same quarter last year. In addition, the overhead ratio, another measure of productivity, defined as noninterest expense as a percentage of total average assets, deteriorated to 2.9 percent for the three months ended March 31, 2008, from 2.8 percent for the three months ended March 31, 2007.
Major components of noninterest expense for the quarters ended March 31, 2008 and 2007, are summarized as follows:
Noninterest expenses

	Three Months Ended
	March 31,
	2008	2007
Salaries and employee benefits expense:
Salaries and payroll taxes	$1,671	$1,484
Employee benefits	459	395

Salaries and employee benefits expense	2,130	1,879

Net occupancy and equipment expense:
Net occupancy expense	330	321
Equipment expense	308	313

Net occupancy and equipment expense	638	634

Other expenses:
Marketing expense	174	159
Other taxes	124	134
Stationery and supplies	72	111
Contractual services	431	453
Insurance including FDIC assessment	80	51
Other	350	332

Other expenses	1,231	1,240

Total noninterest expense	$3,999	$3,753

Salaries and employee benefits expense, which comprise the majority of our noninterest expense, rose $251 or 13.4 percent to $2,130 for the three months ended March 31, 2008, from $1,879 for the same period of the previous year. Additional staffing in the Private Banking and Trust and Wealth Management Divisions, coupled with higher health insurance and pension costs were responsible for the higher employee-related costs.
Occupancy and equipment expense was stable comparing the first quarters of 2008 and 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Dollars in thousands, except per share data
For the three months ended March 31, other expenses equaled $1,231 in 2008 and $1,240 in 2007. Increases in marketing costs, insurance and other expenses were more than entirely offset by reductions in taxes, supply costs and contractual services.
Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Deposit Insurance Fund (“DIF”) administered by the FDIC. The annual DIF assessment rate is determined first by the capital category we are assigned to by the FDIC and then on which supervisory group we are assigned to. Based on our latest assignments, we would be assessed at the lowest rates of those institutions posing the least amount of risk to the DIF and would expect to pay between 5 and 7 cents per $100 dollars of assessable deposits in 2008. We do not expect that the revisions made to the FDIC deposit insurance premium assessments will have a material effect on our operating results or financial position.
There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established the annual FICO assessment rates effective for the first quarter of 2008 at $0.0114 per $100 dollars of DIF-assessable deposits. Our FICO assessments were $14 and $15 for the first quarters of 2008 and 2007.
Income Taxes:
Income tax expense decreased $142 or 37.6 percent to $236 for the three months ended March 31, 2008, from $378 for the same three months of last year. For the first quarter, our effective tax rate improved to 13.1 percent in 2008 from 20.1 percent in 2007. The improvement resulted from the utilization of $93 in investment tax credits from our investment as a limited partner in an elderly housing project. This project will afford us approximately $3.7 million in investment tax credits over a 10-year period which began in 2007. We expect to recognize a total of $372 in tax credits in 2008. In addition to these investment tax credits, we attempt to mitigate our tax burden by utilizing loans and investments from tax-exempt organizations.
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

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures
As of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the, “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded our disclosure controls and procedures, as of March 31, 2008, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Comm Bancorp, Inc.
OTHER INFORMATION
Part II. Other Information
Item 1. Legal Proceedings
          NONE
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended March 31, 2008:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that may
	of Shares	Price Paid	as Part of Publicly	yet be Purchased
Month Ending	Purchased	Per Share	Announced Programs	Under the Programs

January 31, 2008	2,600	$46.88	2,600	24,874
February 29, 2008	1,186	44.04	1,186	23,688
March 31, 2008				23,688

Total	3,786	$45.99	3,786

Item 3. Defaults upon Senior Securities
          NONE
Item 4. Submission of Matters to a Vote of Security Holders
          NONE
Item 5. Other Information
          NONE
Item 6. Exhibits
31(i)	CEO and CFO certifications pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO certifications pursuant to Section 1350.

99(i)	Charter of the Joint Compensation Committee of the Boards of Directors of Comm Bancorp, Inc. and Community Bank and Trust Company.

COMM BANCORP, INC.
FORM 10-Q
SIGNATURE PAGE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

Registrant, Comm Bancorp, Inc.
Date: May 12, 2008	/s/ William F. Farber, Sr.
William F. Farber, Sr.
President and Chief Executive Officer Chairman of the Board/Director (Principal Executive Officer)

Date: May 12, 2008	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2008	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Vice President of Finance (Principal Accounting Officer)

EXHIBIT INDEX

Item Number	Description	Page

31(i)	CEO and CFO Certifications Pursuant to Rule 13a-14(a)/15d-14(a)	48

32	CEO and CFO Certifications Pursuant to Section 1350	52

99(i)	Charter of the Joint Compensation Committee of the Boards of Directors of Comm Bancorp, Inc. and Community Bank and Trust Company	54