Form 10-Q
period 2008-06-30
COMM BANCORP INC
filed 2008-08-13
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,747,479 at July 31, 2008.

Exhibit Index on Page 49

COMM BANCORP, INC.
FORM 10-Q
June 30, 2008

*	Not Applicable

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest income:
Interest and fees on loans:
Taxable	$7,274	$7,738	$14,842	$15,039
Tax-exempt	564	445	1,135	845
Interest and dividends on investment securities available-for-sale:
Taxable	38	441	81	1,014
Tax-exempt	357	370	721	741
Dividends	15	21	27	32
Interest on federal funds sold	10	4	12	7

Total interest income	8,258	9,019	16,818	17,678

Interest expense:
Interest on deposits	2,982	3,593	6,252	7,027
Interest on short-term borrowings	50	159	178	303

Total interest expense	3,032	3,752	6,430	7,330

Net interest income	5,226	5,267	10,388	10,348
Provision for loan losses	283		613	225

Net interest income after provision for loan losses	4,943	5,267	9,775	10,123

Noninterest income:
Service charges, fees and commissions	881	884	1,679	1,589
Mortgage banking income	154	98	324	173

Total noninterest income	1,035	982	2,003	1,762

Noninterest expense:
Salaries and employee benefits expense	2,115	1,959	4,245	3,838
Net occupancy and equipment expense	645	603	1,283	1,237
Other expenses	1,272	1,253	2,503	2,493

Total noninterest expense	4,032	3,815	8,031	7,568

Income before income taxes	1,946	2,434	3,747	4,317
Provision for income tax expense	286	554	522	932

Net income	1,660	1,880	3,225	3,385

Other comprehensive loss:
Unrealized losses on investment securities available-for-sale	(582)	(394)	(338)	(398)
Income tax benefit related to other comprehensive loss	(198)	(134)	(115)	(135)

Other comprehensive loss, net of income taxes	(384)	(260)	(223)	(263)

Comprehensive income	$1,276	$1,620	$3,002	$3,122

Per share data:
Net income	$0 95	$1 06	$1 84	$1 87
Cash dividends declared	$0 27	$0 26	$0 54	$0 52
Average common shares outstanding	1,751,841	1,776,590	1,752,609	1,813,847
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007

Assets:
Cash and due from banks	$16,944	$13,125
Federal funds sold	6,700	8,751
Investment securities available-for-sale	31,488	39,407
Loans held for sale, net	925	1,248
Loans, net of unearned income	491,084	471,344
Less: allowance for loan losses	5,101	4,624

Net loans	485,983	466,720
Premises and equipment, net	10,710	10,891
Accrued interest receivable	2,513	2,634
Other assets	6,675	6,211

Total assets	$561,938	$548,987

Liabilities:
Deposits:
Noninterest-bearing	$81,280	$75,232
Interest-bearing	421,252	416,125

Total deposits	502,532	491,357
Accrued interest payable	1,271	1,308
Other liabilities	1,958	1,949

Total liabilities	505,761	494,614

Stockholders’ equity:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
June 30, 2008, 1,747,774 shares; December 31, 2007, 1,753,622 shares	577	579
Capital surplus	7,548	7,326
Retained earnings	47,160	45,353
Accumulated other comprehensive income	892	1,115

Total stockholders’ equity	56,177	54,373

Total liabilities and stockholders’ equity	$561,938	$548,987

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity

Balance, December 31, 2007	$579	$7,326	$45,353	$1,115	$54,373
Net income			3,225		3,225
Dividends declared: $0.54 per share			(945)		(945)
Dividend reinvestment plan: 5,738 shares issued	2	257			259
Repurchase and retirement: 11,586 shares	(4)	(35)	(473)		(512)
Other comprehensive loss, net of income taxes				(223)	(223)

Balance, June 30, 2008	$577	$7,548	$47,160	$892	$56,177

Balance, December 31, 2006	$610	$7,146	$45,405	$957	$54,118
Net income			3,385		3,385
Dividends declared: $0.52 per share			(937)		(937)
Dividend reinvestment plan: 5,449 shares issued	2	247			249
Repurchase and retirement: 99,045 shares	(33)	(297)	(4,804)		(5,134)
Other comprehensive loss, net of income taxes				(263)	(263)

Balance, June 30, 2007	$579	$7,096	$43,049	$694	$51,418

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

Six Months Ended June 30,	2008	2007

Cash flows from operating activities:
Net income	$3,225	$3,385
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	613	225
Depreciation and amortization of premises and equipment	476	542
Net amortization (accretion) of investment securities	47	(49)
Amortization of net loan costs	166	171
Amortization of mortgage servicing rights	110	120
Deferred income tax benefit	(358)	(53)
Net gains on the sale of loans	(259)	(118)
Gains on the sale of foreclosed assets	(12)	(37)
Changes in:
Loans held for sale, net	582	(1,763)
Accrued interest receivable	121	(208)
Other assets	(341)	(1,816)
Accrued interest payable	(37)	59
Other liabilities	109	271

Net cash provided by operating activities	4,442	729

Cash flows from investing activities:
Proceeds from repayments of investment securities available-for-sale	9,248	34,206
Purchases of investment securities available-for-sale	(1,714)	(10,576)
Proceeds from sale of foreclosed assets	137	133
Net increase in lending activities	(20,042)	(47,217)
Purchases of premises and equipment	(295)	(747)

Net cash used in investing activities	(12,666)	(24,201)

Cash flows from financing activities:
Net changes in:
Money market, NOW, savings and noninterest-bearing accounts	(258)	(1,961)
Time deposits	11,433	13,023
Short-term borrowings		5,700
Proceeds from issuance of common shares	259	249
Repurchase and retirement of common shares	(512)	(5,134)
Cash dividends paid	(930)	(944)

Net cash provided by financing activities	9,992	10,933

Net increase (decrease) in cash and cash equivalents	1,768	(12,539)
Cash and cash equivalents at beginning of year	21,876	27,634

Cash and cash equivalents at end of period	$23,644	$15,095

Supplemental disclosures:
Cash paid during the period for:
Interest	$6,467	$7,271
Income taxes	830	745
Noncash items:
Unrealized losses on investment securities available-for-sale, net	$223	$263
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of presentation:
The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries, Community Bank and Trust Company, including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation, and Comm Realty Corporation (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months and six months ended and as of June 30, 2008, are not necessarily indicative of the results of operations that may be expected in the future.
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
2. Earnings per common share:
The Company had no dilutive potential common shares outstanding during the three-month and six-month periods ended June 30, 2008 and 2007, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.
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
SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to the valuation methods used to measure fair value into three levels which include the following:

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
•	Level 1: Unadjusted quoted prices of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
Assets and liabilities measured at fair value on a recurring basis at June 30, 2008, are summarized below:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
June 30, 2008	Amount	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment securities available-for-sale.	$31,488		$31,488
The fair values of investment securities available-for-sale are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2008, are summarized below:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
June 30, 2008	Amount	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$14,023			$14,023
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $17,484 and a related allowance of $3,461.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
4. Hierarchy of GAAP:
On May 9, 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in conformity with GAAP for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Pursuant to the SEC’s approval, the adoption of this Statement is not expected to have a material effect on the operating results or financial position of the Company.

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
Real estate acquired in connection with foreclosures or in satisfaction of loans is written-down to fair market value less cost to sell. Fair market values for real estate properties are based upon estimates derived through independent appraisals. However, proceeds realized from sales may ultimately be higher or lower than those estimates.
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
For a further discussion of our significant accounting policies, refer to the note entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the period ended December 31, 2007. This note lists the significant accounting policies used by management in the development and presentation of our financial statements. This Management’s Discussion and Analysis, The Notes to the Consolidated Financial Statements, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and evaluation of our financial position, results of operations and cash flows.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Operating Environment:
Fiscal policy initiatives enacted early in the year helped the United States economy expand moderately during the second quarter of 2008. Boosted by an increase in consumer spending, the gross domestic product, the value of all goods and services produced in the Nation, grew at a 1.9 percent annual rate, as 85.0 percent of stimulus checks were mailed to taxpayers during the second quarter. Consumer spending rose 1.5 percent in the second quarter after increasing only 0.9 percent in the first quarter. Business spending was stable, while residential construction contracted for the tenth consecutive quarter. With regard to inflation, rising food and energy costs caused the price index for gross domestic purchases, a measure of prices paid by United States residents, to increase 4.2 percent in the second quarter, compared to 3.5 percent in the first quarter. Due to weak economic conditions early in the quarter, on April 30, 2008, the Federal Open Market Committee (“FOMC”) lowered its target for the federal funds rate 25 basis points to 2.00 percent. Later in the quarter, due to the immediate effects of the stimulus package, economic conditions improved slightly. In light of the improvement the FOMC decided to leave the federal funds target rate unchanged at each of its subsequent two meetings. For the remainder of the year, the 2008 Economic Stimulus Package is expected to have little effect on economic growth, as higher inflation, lower home and equity values and tighter labor conditions erode consumer purchasing power. The FOMC has indicated that it will continue to monitor economic data as received and will adjust monetary policy as needed to promote stable growth and prices.
Review of Financial Position:
Total assets grew $12.9 million or at an annual rate of 4.7 percent to $561.9 million at June 30, 2008, from $549.0 million at December 31, 2007. Although loan demand subsided, it continued to be the major factor influencing our balance sheet growth. Loans, net of unearned income, increased $19.8 million or at an annual rate of 8.4 percent to $491.1 million at the close of the second quarter from $471.3 million at the end of 2007. Total deposits equaled $502.5 million at June 30, 2008, an increase of $11.1 million or at an annual rate of 4.5 percent from $491.4 million at December 31, 2007. Noninterest-bearing deposits increased $6.0 million, while interest-bearing deposits grew $5.1 million. Available-for-sale investment securities declined $7.9 million during the first half of 2008.
We began to experience the effects of a downturn in the economy during the second quarter of 2008. Demand for loans began to subside in our market area, while deposit gathering strengthened. In comparison to the previous

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
quarter end, total assets decreased $3.7 million from $565.6 million at March 31, 2008. Loans, net of unearned income, decreased $6.6 million from $497.7 million at March 31, 2008, while investment securities decreased $6.4 million from $37.9 million. Total deposits rose $14.5 million from $488.0 million at the end of the first quarter. We repaid $18.1 million in short-term borrowings outstanding at March 31, 2008. In addition, federal funds sold amounted to $6.7 million at the close of the second quarter.
At the end of 2007 we hired a Trust Officer that specialized in corporate and municipal trust administration and bond offerings. Through this addition, we expanded our services into the commercial and governmental sectors. This expansion is fully operational and during the six months ended June 30, 2008, 40 municipal bond issues have been issued through our Trust and Wealth Management Division.
Many customers who own land in the rural sections of our market area have been impacted by natural gas drilling. These customers have been offered significant sums of money, including a flat land lease fee per acre and royalties for any gas extracted, by natural gas companies for drilling rights to their property. In order to respond to the needs of our customers, our Trust and Wealth Management Division is providing investment services specifically tailored to meet the needs of these individuals. We also added a special “gas lease” certificate of deposit offering a promotional rate and maturing at the beginning of the second quarter of 2009. In order to qualify for this product, the customer must use funds received from this drilling initiative to open the account.
Investment Portfolio:
Our investment portfolio is predominantly comprised of intermediate-term, tax-exempt obligations of states and municipalities. State and municipal obligations assist us in lowering our tax burden. These investments totaled $29.4 million and represented 93.3 percent of the investment portfolio at June 30, 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 2008, and December 31, 2007, are summarized as follows:
Distribution of investment securities available-for-sale

	June 30,		December 31,
	2008		2007
	Amount	%	Amount	%

State and municipals:
Taxable			$5,227	13.26%
Tax-exempt	$29,361	93.25%	30,897	78.41
Mortgage-backed securities	1,181	3.75	1,904	4.83
Equity securities:
Restricted	728	2.31	1,128	2.86
Other	218	0.69	251	0.64

Total	$31,488	100.00%	$39,407	100.00%

Available-for-sale investment securities decreased $7.9 million to $31.5 million at June 30, 2008, from $39.4 million at December 31, 2007. The unrealized holding gain equaled $892, net of income taxes of $460 at the end of the second quarter of 2008, compared to $1,115, net of income taxes of $574 at the end of 2007.
For the six months ended June 30, 2008, the investment portfolio averaged $35.8 million, a decrease of $44.1 million or 55.2 percent compared to $79.9 million for the same period of last year. The tax-equivalent yield on the investment portfolio rose 127 basis points to 6.75 percent for the first half of 2008 from 5.48 percent for the same period of 2007. In addition, the tax-equivalent yield rose 21 basis points to 6.85 percent for the second quarter from 6.64 percent for the first quarter.
The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at June 30, 2008, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Maturity distribution of available-for-sale portfolio

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
June 30, 2008	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Amortized cost:
State and municipals	$1,008	6.55%	$6,090	7.82%	$19,546	7.46%	$1,460	7.41%	$28,104	7.50%
Mortgage-backed securities	499	4.91	632	5.04	37	6.57			1,168	5.03
Equity securities:
Restricted							728	6.64	728	6.64
Other							136	3.96	136	3.96

Total	$1,507	6.01%	$6,722	7.56%	$19,583	7.46%	$2,324	6.97%	$30,136	7.37%

Fair value:
State and municipals	$1,028		$6,321		$20,495		$1,517		$29,361
Mortgage-backed securities	504		639		38				1,181
Equity securities:
Restricted							728		728
Other							218		218

Total	$1,532		$6,960		$20,533		$2,463		$31,488

Loan Portfolio:
Similar to the first quarter of 2008, economic conditions, which influence business investment, remained unfavorable during the second quarter. Businesses experienced, a slow down in sales, declining profits and tighter credit conditions. As a result, business spending retracted during the second quarter of 2008. According to the April 2008 Senior Loan Officer Opinion Survey issued by the Federal Reserve, a majority of banks indicated they had tightened lending standards due to a more uncertain economic outlook and a worsening of industry-specific problems. In addition, banks reported a decrease in the demand for commercial and industrial loans and commercial mortgage loans. The weakness is attributed to the reductions in demand to finance investment in plant, equipment and inventories. Despite reporting weaker demand, commercial and industrial loans at all commercial banks increased at an annual rate of 5.4 percent from the end of the first quarter and 9.7 percent from year-end 2007. However, the growth reported during 2008 was significantly less than the growth experienced in the prior year. Demand for our commercial loan products, including commercial mortgages, fell during the second quarter. Commercial loans declined $6.7 million to $200.4 million at June 30, 2008, from $207.1 million at the end of the first quarter. Commercial mortgages decreased $0.9 million to $138.3 million at the close of the second quarter from $139.2 million at March 31, 2008. Commercial leases were stable comparing the first and second quarters of 2008.
With respect to retail lending, Northeastern Pennsylvania was not as severely impacted by the downturn in the housing market as was the Nation. Home sales were stable within our market area. As a result, activity in our secondary mortgage department was favorable during the first half of 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Residential mortgage loans serviced for the Federal National Mortgage Association (“FNMA”) increased $4.1 million or at an annual rate of 7.1 percent to $120.8 million at June 30, 2008, from $116.7 million at the end of 2007. In comparison to the first half of 2007, residential mortgage loans serviced for the FNMA decreased $0.9 million or at an annual rate of 1.6 percent. For the three months and six months ended June 30, 2008, residential mortgages sold to the FNMA totaled $8.9 million and $14.0 million, compared to $3.6 million and $5.8 million for the same periods of 2007. Net gains totaled $118 for the second quarter and $259 year-to-date 2008, compared to $75 and $118 for the same periods last year.
Weak labor markets, coupled with higher food and energy prices, eroded consumer purchasing power during the first half of 2008. In addition, declining home and equity values have further reduced household wealth. These factors resulted in a slowdown in the growth rate of consumer spending. Our consumer loan portfolio declined $0.4 million or at an annual rate of 4.8 percent from the end of the previous quarter. In comparison to the end of 2007, total loans increased $19.8 million or at an annualized rate of 8.4 percent. The growth reflected increases in commercial loans, commercial and residential real estate loans and lease financing, partially offset by a decline in consumer loans.
For the six months ended June 30, 2008, loans averaged $494.7 million, an increase of $44.2 million or 9.8 percent compared to $450.5 million for the same period of 2007. Given the recent decline in the prime rate, we experienced a reduction in the tax-equivalent yield on the loan portfolio as adjustable-rate loans repriced downward. The tax-equivalent yield on the loan portfolio was 6.73 percent for the six months ended June 30, 2008, a decrease of 57 basis points from 7.30 percent for the first half of 2007. In addition, the tax-equivalent yield on the loan portfolio decreased 27 basis points in the second quarter of 2008. The direction of loan yields for the remainder of 2008 will depend largely on forthcoming monetary policy initiatives.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The composition of the loan portfolio at June 30, 2008, and December 31, 2007, is summarized as follows:
Distribution of loan portfolio

	June 30,		December 31,
	2008		2007
	Amount	%	Amount	%

Commercial, financial and others	$200,375	40.80%	$187,147	39.70%
Real estate:
Construction	10,280	2.09	12,810	2.72
Mortgage	243,808	49.65	233,755	49.59
Consumer, net	33,955	6.92	35,149	7.46
Lease financing, net	2,666	0.54	2,483	0.53

Loans, net of unearned income	491,084	100.00%	471,344	100.00%

Less: allowance for loan losses	5,101		4,624

Net loans	$485,983		$466,720

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Due to the change in monetary policy, our asset/liability management strategy in 2008 involves shifting our emphasis away from adjustable-rate loans to medium-term, fixed-rate loans. Adjustable-rate loans represented 50.4 percent of the loan portfolio at June 30, 2008, compared to 52.3 percent at the end of 2007.
The maturity and repricing information of the loan portfolio by major classification at June 30, 2008, is summarized as follows:
Maturity distribution and interest sensitivity of loan portfolio

		After one
	Within	but within	After
June 30, 2008	one year	five years	five years	Total

Maturity schedule:
Commercial, financial and others	$95,532	$50,268	$54,575	$200,375
Real estate:
Construction	10,280			10,280
Mortgage	28,652	94,835	120,321	243,808
Consumer, net	4,813	23,436	5,706	33,955
Lease financing, net	532	2,134		2,666

Total	$139,809	$170,673	$180,602	$491,084

Predetermined interest rates	$66,878	$98,760	$77,943	$243,581
Floating- or adjustable-interest rates	72,931	71,913	102,659	247,503

Total	$139,809	$170,673	$180,602	$491,084

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
Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Commercial letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all commercial letters of credit have expiration dates within one year and often expire unused in whole or in part by the customer. The carrying value of the liability for our obligations under guarantees was not material at June 30, 2008, and December 31, 2007.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The contractual amounts of off-balance sheet commitments at June 30, 2008 and December 31, 2007, are summarized as follows:
Distribution of off-balance sheet commitments

	June 30,	December 31,
	2008	2007

Commitments to extend credit	$69,058	$80,675
Unused portions of lines of credit	18,933	17,901
Commercial letters of credit	19,314	19,634

Total	$107,305	$118,210

We record an allowance for credit losses, if deemed necessary, separately as a liability. The allowance was deemed immaterial at June 30, 2008 and December 31, 2007. We do not anticipate that losses, if any, that may occur as a result of funding off balance sheet commitments, would have a material adverse effect on our operating results or financial position.
Asset Quality:
National, Pennsylvania and market area unemployment rates at June 30, 2008 and 2007, are summarized as follows:

June 30,	2008	2007

United States	5.5%	4.6%
Pennsylvania	5.2	4.3
Lackawanna county	5.7	4.7
Luzerne county	6.2	4.8
Monroe county	5.7	4.8
Susquehanna county	5.1	4.4
Wayne county	4.7	4.1
Wyoming county	5.7%	4.9%
The employment conditions deteriorated for the Nation, the Commonwealth of Pennsylvania and all counties in our market area from one year ago. The demand for labor contracted over the past 12 months. Job losses were concentrated in the construction and manufacturing sectors. In addition, during the first half of 2008, employers in the retail trade and professional and business services sectors began to cut jobs. As a result, the civilian unemployment rate rose considerably.
The economic malaise began to weigh on our asset quality during 2008. Nonperforming assets increased $4,628 or 50.0 percent to $13,886 at June 30, 2008, from $9,258 at March 31, 2008. We experienced increases in both nonaccrual loans and accruing loans past due 90 days or more, which were slightly offset by a decline in foreclosed assets. In comparison to year-end 2007, nonperforming assets rose $6,194 or 80.5 percent. As a percentage of loans, net of unearned income and foreclosed assets, nonperforming

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
assets equaled 2.83 percent at June 30, 2008 compared to 1.86 percent at March 31, 2008 and 1.63 percent at December 31, 2007.
Our asset quality, which began declining mid-2007, has been further afflicted by the weak economic conditions and the downturn in the residential construction development sector. Loans on nonaccrual status, which increased $3,040 in the first quarter, rose $2,928 to $11,301 at June 30, 2008. The increase from the end of the first quarter was due primarily to an increase of $3,407 in commercial loans placed on nonaccrual status. With regard to foreclosed assets, there were no loans transferred to foreclosed assets during the first half of 2008. Two properties with an aggregate carrying value of $125 were sold for $137, resulting in a net realized gain of $12. There were no foreclosed assets at June 30, 2008.
Information concerning nonperforming assets at June 30, 2008, and December 31, 2007, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers’ ability to comply with present loan repayment terms.
Distribution of nonperforming assets

	June 30,	December 31,
	2008	2007

Nonaccrual loans:
Commercial, financial and others	$5,770	$2,444
Real estate:
Construction
Mortgage	5,462	2,812
Consumer, net	69	77
Lease financing, net

Total nonaccrual loans	11,301	5,333

Accruing loans past due 90 days or more:
Commercial, financial and others	686	1,837
Real estate:
Construction
Mortgage	1,840	295
Consumer, net	59	85
Lease financing, net		17

Total accruing loans past due 90 days or more	2,585	2,234

Total nonperforming loans	13,886	7,567

Foreclosed assets		125

Total nonperforming assets	$13,886	$7,692

Ratios:
Nonperforming loans as a percentage of loans, net	2.83%	1.61%
Nonperforming assets as a percentage of loans, net and and foreclosed assets	2.83%	1.63%

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
We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our loan review department identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest twenty quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning impaired loans at June 30, 2008, and December 31, 2007, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.
Distribution of impaired loans

	June 30,	December 31,
	2008	2007

Nonaccrual loans:
Commercial, financial and others	$5,770	$2,444
Real estate:
Construction
Mortgage	5,462	2,812
Consumer, net	69	77
Lease financing, net

Total nonaccrual loans	11,301	5,333

Accruing loans:
Commercial, financial and others	10,148	2,338
Real estate:
Construction
Mortgage	9,430	7,247
Consumer, net		5
Lease financing, net

Total accruing loans	19,583	9,585

Total impaired loans	$30,884	$14,918

Ratio:
Impaired loans as a percentage of loans, net	6.29%	3.16%
Impaired loans increased $15,966 to $30,884 at June 30, 2008, from $14,918 at December 31, 2007. The majority of the increase in impaired loans resulted from a rise in accruing commercial, financial and other loans from year-end 2007. The majority of the increase in these loans resulted from a downgrading of credits of two commercial customers involved in commercial real estate developments in the Monroe County, Pennsylvania market area. The ratings of these credits were downgraded in response to a significant slowing in the real estate market within this area. These credits, as well as, all impaired loans are closely monitored by our loan review department. Although total impaired loans increased 107.0 percent, the related allowance associated with impaired loans increased only 7.6 percent. The allowance for loan losses at June 30, 2008, included a specific reserve allocation of $3,461 that covered the entire estimated loss exposure related to collateral deficiencies of impaired loans compared to $3,216 at December 31, 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information related to the recorded investment in impaired loans for which there is a related allowance and the amount of that allowance and the recorded investment in impaired loans for which there is no allowance at June 30, 2008 and December 31, 2007, is summarized as follows:

	June 30, 2008		December 31, 2007
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance

Impaired loans:
With a related allowance	$17,484	$3,461	$7,575	$3,216
With no related allowance	13,400		7,343

Total	$30,884	$3,461	$14,918	$3,216

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 2008 and 2007 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Gross interest due under terms	$512	$208	$1,075	$411
Interest income recognized	304	163	782	375

Interest income not recognized	$208	$45	$293	$36

Interest income recognized (cash-basis)	$304	$163	$782	$375
Average recorded investment in impaired loans.	$30,935	$11,257	$30,570	$11,040
Cash received on impaired loans applied as a reduction of principal totaled $849 and $1,415 for the three and six months ended June 30, 2008. For the respective periods of 2007 cash receipts on impaired loans totaled $383 and $601. At June 30, 2008, there was $21 in commitments to extend additional funds to one customer with impaired loans. There were no other commitments to extend additional funds to parties having impaired loans at June 30, 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allocation of the allowance for loan losses at June 30, 2008 and December 31, 2007, is summarized as follows:
Allocation of the allowance for loan losses

	June 30,		December 31,
	2008		2007
		Category		Category
		as a		as a
		% of		% of
	Amount	loans	Amount	loans

Allocated allowance:
Specific:
Commercial, financial and others	$1,510	3.24%	$2,216	1.01%
Real estate:
Construction
Mortgage	1,876	3.03	923	2.13
Consumer, net	75	0.02	77	0.02
Lease financing, net

Total specific	3,461	6.29	3,216	3.16

Formula:
Commercial, financial and others	199	37.56	247	38.69
Real estate:
Construction			2.09	2.72
Mortgage	401	46.62	226	47.46
Consumer, net	350	6.90	344	7.44
Lease financing, net	6	0.54		0.53

Total formula	956	93.71	817	96.84

Total allocated allowance	4,417	100.00%	4,033	100.00%

Unallocated allowance	684		591

Total allowance for loan losses	$5,101		$4,624

The allocated allowance for loan losses account increased $384 to $4,417 at June 30, 2008, from $4,033 at December 31, 2007. Both the specific and formula portions of the allowance for loans losses increased from the end of 2007. The specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, rose $245 to $3,461 at the end of the second quarter of 2008 from $3,216 at year-end 2007. In addition, the formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5, increased $139 to $956 at the close of the first half of 2008, from $817 at December 31, 2007. The total loss factors for collectively evaluated loans increased from year-end 2007 due to a higher amount of average net charge-offs for the past five consecutive years and an increase in the qualitative portion reflecting the downturn in asset quality and overall economic conditions.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The unallocated portion of the allowance equaled $684 or 13.4 percent of the total allowance for loan losses at the end of the second quarter of 2008 compared to $591 or 12.8 percent of the total allowance for loan losses at year-end 2007. Management believes the increase in the unallocated reserve to be justified as the change is directionally consistent with the recent rises in impaired loans and nonperforming assets.
A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 2008, is summarized as follows:
Reconciliation of allowance for loan losses

June 30,
2008

Allowance for loan losses at beginning of period	$4,624
Loans charged-off:
Commercial, financial and others	85
Real estate:
Construction
Mortgage	14
Consumer, net	81
Lease financing, net	16

Total	196

Loans recovered:
Commercial, financial and others	3
Real estate:
Construction
Mortgage	2
Consumer, net	55
Lease financing, net

Total	60

Net loans charged-off	136

Provision charged to operating expense	613

Allowance for loan losses at end of period	$5,101

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.06%
Allowance for loan losses as a percentage of period end loans	1.04%
The allowance for loan losses increased $477 to $5,101 at June 30, 2008, from $4,624 at the end of 2007. For the six months ended June 30, 2008, a $613 provision for loan losses exceeded net charge-offs of $136. In comparison to March 31, 2008, the allowance for loan losses increased $167 from $4,934.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. For the six months ended June 30, net charge-offs were $136 or 0.06 percent of average loans outstanding in 2008, a $37 increase compared to $99 or 0.04 percent of average loans outstanding at June 30, 2007.
Deposits:
Both disposable personal income and the savings rate were temporarily elevated during the second quarter due to tax rebates that were sent out in May and June. The banking industry reported strong deposit growth, with the majority of the growth concentrated in savings accounts and interest-bearing checking accounts.
We also experienced strong deposit growth during the second quarter. Total deposits grew $14.5 million or at an annualized rate of 12.0 percent to $502.5 million at June 30, 2008, from $488.0 million at March 31, 2008. Noninterest-bearing deposits grew $6.8 million or at an annualized rate of 36.6 percent, while interest-bearing deposits rose $7.7 million or at an annualized rate of 7.5 percent. Similar to the banking industry, the majority of the growth in interest-bearing accounts was concentrated in savings accounts and NOW accounts. Savings accounts increased $9.2 million, while NOW accounts rose $5.4 million comparing June 30, and March 31, 2008. Partially offsetting these increases were declines in money market accounts of $6.3 million and total time deposits of $0.6 million.
The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 2008 and 2007, are summarized as follows:
Deposit distribution

	June 30,		June 30,
	2008		2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Interest-bearing:
Money market accounts	$26,866	2.06%	$28,019	2.96%
NOW accounts	70,740	2.63	64,098	3.15
Savings accounts	100,324	1.13	101,081	1.44
Time deposits less than $100	168,440	4.15	179,184	4.40
Time deposits $100 or more	46,428	4.39	41,238	4.81

Total interest-bearing	412,798	3.05%	413,620	3.43%
Noninterest-bearing	74,709		73,505

Total deposits	$487,507		$487,125

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the six months ended June 30, 2008, average total deposits increased $0.4 million to $487.5 million compared to $487.1 million for the same period of 2007. Noninterest-bearing deposits grew $1.2 million, while interest-bearing accounts decreased $0.8 million. Growth in NOW accounts and large denomination time deposits was more than offset by reductions in money market accounts, savings accounts and time deposits less than $100. The FOMC lowered short-term interest rates a total of 225 basis points during the first half of 2008. As a result, our cost of deposits decreased 38 basis points to 3.05 percent for the six months ended June 30, 2008, from 3.43 percent for the same six months of 2007. The cost associated with all major deposit categories were impacted. Further FOMC actions during the remainder of 2008 are uncertain and will depend on incoming economic data and inflation. Our cost of funds may be affected by further rate changes and continued strong competition for deposits within our market area. In addition, our recent introduction of a promotional certificate of deposit, focused on attracting funds received by local landowners from natural gas companies, will influence the volume and cost of funds in the second half of 2008.
Volatile deposits, time deposits in denominations of $100 or more, were relatively unchanged during the second quarter of 2008. These deposits equaled $48.9 million at June 30, 2008, and $48.5 million at March 31, 2008. Time deposits $100 or more averaged $46.4 million for the six months ended June 30, 2008, compared to $41.2 million for the same six months of last year. The increase in these deposits is due to the popularity of short-term certificate of deposit promotions. The average cost of these deposits decreased 42 basis points to 4.39 percent for the first half of 2008, compared to 4.81 percent for the same period of 2007.
Maturities of time deposits of $100 or more at June 30, 2008, and December 31, 2007, are summarized as follows:
Maturity distribution of time deposits of $100 or more

	June 30,	December 31,
	2008	2007

Within three months	$16,257	$11,336
After three months but within six months	12,242	8,040
After six months but within twelve months	6,878	12,702
After twelve months	13,482	11,148

Total	$48,859	$43,226

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
As a result of economic uncertainty, elevated inflation and rapidly changing market rates, it has become very difficult to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should we have material weaknesses in our risk management process or high exposure relative to our capital, bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.
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
Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
June 30, 2008	three months	twelve months	five years	five years	Total

Rate-sensitive assets:
Investment securities	$125	$1,407	$6,960	$22,996	$31,488
Loans held for sale, net	925				925
Loans, net of unearned income	135,734	85,985	187,607	81,758	491,084
Federal funds sold	6,700				6,700

Total	$143,484	$87,392	$194,567	$104,754	$530,197

Rate-sensitive liabilities:
Money market accounts	$13,135	$7,039			$20,174
NOW accounts	58,242	15,808			74,050
Savings accounts	17,500	$91,613			109,113
Time deposits less than $100	40,399	45,691	69,569	$13,397	169,056
Time deposits $100 or more	16,257	19,120	10,760	2,722	48,859

Total	$145,533	$87,658	$171,942	$16,119	$421,252

Rate sensitivity gap:
Period	$(2,049)	$(266)	$22,625	$88,635
Cumulative	$(2,049)	$(2,315)	$20,310	$108,945	$108,945

RSA/RSL ratio:
Period	0.99	1.00	1.13	6.50
Cumulative	0.99	0.99	1.05	1.26	1.26
Our cumulative one-year RSA/RSL ratio equaled 0.99 at June 30, 2008, compared to 0.90 at the end of the previous quarter. Given the uncertainty with regard to economic conditions and the direction of interest rates during the first half of 2008, ALCO focused on maintaining equilibrium between RSA and RSL. With regard to RSA, we predominantly offered medium-

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
term, fixed-rate loans. With respect to RSL, we offered promotional certificates of deposit with 5-month and 72-month maturities. This equilibrium position indicates that approximately the same amount of RSA and RSL would reprice at the same time, thereby causing changes in market rates to have almost no effect on net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.
The increase in our RSA/RSL ratio from the end of the first quarter of 2008 resulted from a $24.2 million decrease in RSL repricing within the next 12 months. RSA maturing or repricing within the next 12 months at June 30, 2008, were stable in comparison to March 31, 2008. The decrease in RSL resulted primarily from an $18.1 million reduction in short-term borrowings outstanding at the end of the first quarter of 2008. Also impacting RSL were decreases of $7.8 million and $6.2 million in total time deposits and money market accounts maturing or repricing within 12 months, partially offset by increases in NOW accounts and savings accounts of $5.4 million and $2.5 million.
We also experienced an increase in our three-month ratio to 0.99 at June 30, 2008, from 0.82 at the end of the previous quarter. The increase primarily resulted from a $21.4 million decrease in the amount of RSL maturing or repricing within three months. The specific reasons for the change in RSL are similar to those given above for the change in RSL with respect to the 12-month ratio.
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
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2008, produced results similar to those indicated by the one-year static gap position. Parallel

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
and instantaneous shifts in interest rates of +/- 100 basis points resulted in negligible changes in net interest income. We will continue to monitor our IRR for the remainder of 2008 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a stable IRR position.
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
We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after June 30, 2008. Our noncore funds at June 30, 2008, were comprised entirely of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2008, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 9.2 percent, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 6.6 percent. These ratios indicated that we had some reliance on noncore funds at June 30, 2008. Comparatively, our ratios weakened from year-end 2007 indicating our reliance on noncore funds had increased. The increase in noncore funding reliance resulted primarily from a decrease in short-term investment securities. However, according to the most recent Bank Holding Company Performance Report for our Federal Reserve District, we were significantly less reliant on noncore funds than our peer group, which had noncore and short-term noncore funding dependence ratios of 27.2 percent and 23.1 percent.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold, increased $1.8 million during the six months ended June 30, 2008. In comparison, cash and cash equivalents decreased $12.5 million for the same period last year. For the first half of 2008, financing and operating activities provided net cash of $10.0 million and $4.4 million, which was partially offset by net cash used of $12.6 million in investing activities. For the same period of 2007, investing activities resulted in net cash outflow of $24.2 million, which was partially offset by net cash inflows from operating and financing activities of $0.7 million and $11.0 million.
Investing activities primarily include transactions related to our lending activities and investment portfolio. Net cash used in investing activities for the first half of 2008 decreased $11.6 million to $12.6 million in 2008 from $24.2 million in 2007. The strong loan demand experienced in the prior year decreased marginally, which resulted in a $27.2 million decrease in net cash used for lending activities to $20.0 million in 2008 from $47.2 million in 2007. Partially offsetting these outflows were proceeds received from repayments of investment securities, net of purchases, of $7.5 million in 2008 and $23.6 million in 2007.
Operating activities provided net cash of $4.4 million for the six months ended June 30, 2008, compared to $0.7 million for the same six months of 2007. Net income, adjusting for the effects of noncash transactions such as depreciation and the provision for loan losses is the primary source of funds from operations.
Deposit gathering is our predominant financing activity. We received $10.0 million in net cash from financing activities for the first half of 2008, which resulted primarily from an increase in deposits of $11.2 million. Similarly, for the same period of 2007, we received net cash from financing activities of $11.0 million resulting entirely from an increase in deposits.
Capital Adequacy:
Stockholders’ equity totaled $56.2 million or $32.14 per share at June 30, 2008, compared to $55.6 million or $31.71 per share at March 31, 2008, and $54.4 million or $31.01 per share at December 31, 2007. Net income of $3.2 million was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by net cash dividends declared of $686, common stock repurchases of $512 and an other comprehensive loss resulting from market value fluctuations in the investment portfolio of $223.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Dividends declared totaled $945 for the six months ended June 30, 2008. On a per share basis, year-to-date dividends declared equaled $0.54 in 2008, an increase of 3.8 percent compared to $0.52 in 2007. The dividend payout ratio was 29.3 percent and 27.7 percent for the six months ended June 30, 2008 and 2007. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the six months ended June 30, 2008, 5,738 shares were issued under this plan.
We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2008 and 2007. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Our and Community Bank’s capital ratios at June 30, 2008 and 2007, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:
Regulatory capital

					Minimum to be Well Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30,	2008	2007	2008	2007	2008	2007

Basis for ratios:
Tier I capital to risk-weighted assets:
Consolidated	$54,879	$50,315	$19,532	$18,570
Community Bank	49,814	46,878	19,391	18,479	$29,086	$27,718
Total capital to risk-weighted assets:
Consolidated	59,980	54,876	39,064	37,139
Community Bank	54,915	51,439	38,781	36,958	48,477	46,197
Tier I capital to total average assets less goodwill:
Consolidated	54,879	50,315	22,338	22,168
Community Bank	49,814	46,878	$22,184	$22,116	$27,730	$27,646

Risk-weighted assets:
Consolidated	475,705	451,104
Community Bank	472,172	448,836
Risk-weighted off-balance sheet items:
Consolidated	12,593	13,137
Community Bank	12,593	13,137
Average assets for Leverage ratio:
Consolidated	558,457	554,208
Community Bank	$554,596	$552,911

Ratios:
Tier I capital as a percentage of risk- weighted assets and off-balance sheet items:
Consolidated	11.2%	10.8%	4.0%	4.0%
Community Bank	10.3	10.1	4.0	4.0	6.0%	6.0%
Total of Tier I and Tier II capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	12.3	11.8	8.0	8.0
Community Bank	11.3	11.1	8.0	8.0	10.0	10.0
Tier I capital as a percentage of total average assets less intangible assets:
Consolidated	9.8	9.1	4.0	4.0
Community Bank	9.0%	8.5%	4.0%	4.0%	5.0%	5.0%
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
Based on the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at June 30, 2008. There are no conditions or events since this notification that we believe have changed Community Bank’s category.
Review of Financial Performance:
Net income for the second quarter of 2008 equaled $1,660 or $0.95 per share, year-to-date earnings totaled $3,225 or $1.84 per share. Comparable earnings for 2007 were $1,880 or $1.06 per share for the second quarter and $3,385 or $1.87 per share year-to-date. Increases in net interest income and noninterest income were more than offset by a higher provision for loan losses and noninterest expense. Return on average assets was 1.19 percent for the second quarter and 1.16 percent for the first half of 2008, compared to 1.35 percent and 1.23 percent for the respective 2007 periods. Return on average stockholders’ equity was 11.85 percent for the second quarter and 11.62 percent year-to-date 2008, compared to 14.46 percent and 12.75 percent for the same periods of 2007.
Net Interest Income:
Net interest income is still the fundamental source of earnings for commercial banks. Moreover, fluctuations in the level of net interest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits and short-term borrowings comprise interest-bearing liabilities. Net interest income is impacted by:
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
Net interest income changes due to rate and volume

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008 vs. 2007			2008 vs. 2007
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total			Total
	Change	Rate	Volume	Change	Rate	Volume
Interest income:
Loans:
Taxable	$(464)	$(877)	$413	$(197)	$(1,318)	$1,121
Tax-exempt	181	(21)	202	440	39	401
Investments:
Taxable	(409)	(53)	(356)	(938)	(190)	(748)
Tax-exempt	(19)	(6)	(13)	(30)	(9)	(21)
Federal funds sold	6	(4)	10	5	(4)	9

Total interest income	(705)	(961)	256	(720)	(1,482)	762

Interest expense:
Money market accounts	(78)	(67)	(11)	(136)	(120)	(16)
NOW accounts	(92)	(135)	43	(77)	(174)	97
Savings accounts	(117)	(115)	(2)	(157)	(152)	(5)
Time deposits less than $100	(296)	(189)	(107)	(434)	(207)	(227)
Time deposits $100 or more	(28)	(71)	43	29	(88)	117
Short-term borrowings	(109)	(80)	(29)	(125)	(152)	27

Total interest expense	(720)	(657)	(63)	(900)	(893)	(7)

Net interest income	$15	$(304)	$319	$180	$(589)	$769

Tax-equivalent net interest income for the six months ended June 30, 2008, increased $180 or 1.6 percent to $11,345 in 2008 from $11,165 in 2007. A positive volume variance, partially offset by a negative rate variance led to the improvement.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Changes in the volumes of earning assets and interest-bearing liabilities contributed to a $769 increase in net interest income. Average earning assets grew $0.8 million to $531.6 million for the six months ended June 30, 2008, from $530.8 million for the same six months of 2007 and accounted for a $762 increase in interest revenue. The loan portfolio averaged $44.2 million higher comparing 2008 and 2007, which resulted in additional interest revenue of $1,522. Partially offsetting this increase was a decrease in average investments which caused a reduction in interest revenue of $769.
Average interest-bearing liabilities rose $0.2 million to $425.1 million for the first half of 2008 compared to $424.9 million for the same period of 2007. Despite the slight increase, the growth resulted in a net decrease to interest expense of $7, as higher-paying certificates of deposit declined, while lower-paying interest-bearing checking accounts rose. Specifically, NOW accounts increased $6.6 million and accounted for an increase in interest expense of $97. This increase was more than offset by a reduction in total time deposits of $5.5 million. The decrease in time deposits resulted in a corresponding decrease in interest expense of $110, which more than offset the increase in interest expense from the growth in NOW accounts.
A negative rate variance resulted in a decrease of $589 in tax-equivalent net interest income. Reductions in loan and investment yields more than offset decreases in funding costs resulting from lower short-term market interest rates. The tax-equivalent yield on earning assets decreased 31 basis points to 6.72 percent for the six months ended June 30, 2008, from 7.03 percent for the same period of 2007, resulting in a reduction to interest revenue of $1,482. Specifically, the tax-equivalent yield on the loan portfolio decreased 57 basis points to 6.73 percent for the first half of 2008 from 7.30 percent for the same period of 2007. The decrease in loan yields resulted in a decline in interest revenue of $1,279 representing 86.3 percent of the total reduction in interest revenue due to rate.
The reduction in interest revenue was partially mitigated by a decrease of $893 in interest expense, which resulted from a 44 basis point decrease in the cost of funds to 3.04 percent for the first half of 2008 from 3.48 percent for the same period of 2007. We experienced significant reductions in the rates paid for both interest-bearing transaction accounts as well as time deposits and short-term borrowings. Specifically, the cost of money market, NOW and savings accounts decreased 90 basis points, 52 basis points and 31 basis points comparing the six months ended June 30, 2008 and 2007. These basis point decreases resulted in reductions to interest expense of $120, $174 and $152. With regard to time deposits, the average rates paid for time deposits less than $100 and time deposits $100 or more decreased 25 basis points and 42 basis points, which together resulted in a $295

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
decrease in interest expense. Rates paid on short-term borrowings decreased 253 basis points, resulting in a decrease to interest expense of $152.
For the quarter ended June 30, 2008, tax-equivalent net interest income improved $15 in comparison to the same three months of last year. Similar to the results for six months, the increase was due to a positive volume variance of $319, which was almost entirely offset by a negative rate variance of $304. Average earning assets declined $2.9 million comparing the second quarters of 2008 and 2007. Despite the decline, the effect to interest revenue from growth of $35.8 million in loans, net of unearned income, more than offset the reduction to interest revenue from a $40.3 million decrease in investment securities. In addition, a $5.8 million reduction in average interest-bearing liabilities resulted in a positive volume variance of $63. With regard to the negative rate variance, the tax-equivalent yield on earning assets decreased 47 basis points comparing the second quarters of 2008 and 2007, which resulted in a reduction in interest revenue of $961. Partially mitigating the decrease in revenue was a reduction in interest expense of $657 due to a 63 basis point decline in our cost of funds.
Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin equaled 4.29 percent for the six months ended June 30, 2008, compared to 4.24 percent for the same period of 2007. For the second quarter, our net interest margin was 4.31 percent in 2008 and 4.26 percent in 2007. The FOMC has indicated that future monetary policy adjustments would depend on incoming economic data. Given the current economic climate it is anticipated that interest rates will be stable for the remainder of 2008. However, no assurance can be given that these conditions will continue. Net interest income could be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the six months ended June 30, 2008 and 2007, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.
Summary of net interest income

	June 30, 2008			June 30, 2007
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning assets:
Loans:
Taxable	$441,991	$14,842	6.75%	$410,136	$15,039	7.39%
Tax-exempt	52,683	1,720	6.57	40,362	1,280	6.40
Investments:
Taxable	6,643	108	3.27	50,136	1,046	4.21
Tax-exempt	29,161	1,093	7.54	29,730	1,123	7.62
Federal funds sold	1,165	12	2.07	391	7	3.61

Total earning assets	531,643	17,775	6.72%	530,755	18,495	7.03%
Less: allowance for loan losses	4,930			4,609
Other assets	32,150			28,471

Total assets	$558,863			$554,617

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$26,866	275	2.06%	$28,019	411	2.96%
NOW accounts	70,740	924	2.63	64,098	1,001	3.15
Savings accounts	100,324	564	1.13	101,081	721	1.44
Time deposits less than $100	168,440	3,476	4.15	179,184	3,910	4.40
Time deposits $100 or more	46,428	1,013	4.39	41,238	984	4.81
Short-term borrowings	12,330	178	2.90	11,245	303	5.43

Total interest-bearing liabilities	425,128	6,430	3.04%	424,865	7,330	3.48%
Noninterest-bearing deposits	74,709			73,505
Other liabilities	3,209			2,727
Stockholders’ equity	55,817			53,520

Total liabilities and stockholders’ equity	$558,863			$554,617

Net interest income/spread		$11,345	3.68%		$11,165	3.55%

Net interest margin			4.29%			4.24%
Tax equivalent adjustments:
Loans		$585			$435
Investments		372			382

Total adjustments		$957			$817

Note:	Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,960 and $1,396 for the six months ended June 30, 2008 and 2007 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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
For the three months and six months ended June 30, 2008, the provision for loan losses totaled $283 and $613. There was no provision for loan losses recorded during the second quarter of 2007. The provision for loan losses was $225 for the six months ended June 30, 2007.
Noninterest Income:
Noninterest revenue for the second quarter rose $53 or 5.4 percent to $1,035 in 2008 from $982 in 2007. A $56 or 57.1 percent increase in mortgage banking income was the primary factor contributing to the second quarter increase. For the six months ended June 30, 2008, noninterest revenue totaled $2,003, an increase of $241 or 13.7 percent from $1,762 for the same six months of 2007. Revenue received from our Trust and Wealth Management Division primarily accounted for the $90 or 5.7 percent rise in service charges, fees and commissions. In addition, we experienced a $151 or 87.3 percent increase in mortgage banking income.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Major components of noninterest expense for the three months and six months ended June 30, 2008 and 2007, are summarized as follows:
Noninterest expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Salaries and employee benefits expense:
Salaries and payroll taxes	$1,677	$1,527	$3,348	$3,011
Employee benefits	438	432	897	827

Salaries and employee benefits expense	2,115	1,959	4,245	3,838

Net occupancy and equipment expense:
Net occupancy expense	312	292	642	613
Equipment expense	333	311	641	624

Net occupancy and equipment expense	645	603	1,283	1,237

Other expenses:
Marketing expense	162	132	336	291
Other taxes	125	142	249	276
Stationery and supplies	74	115	146	226
Contractual services	427	482	858	935
Insurance including FDIC assessment	56	65	136	116
Other	428	317	778	649

Other expenses	1,272	1,253	2,503	2,493

Total noninterest expense	$4,032	$3,815	$8,031	$7,568

For the second quarter, noninterest expense increased $217 or 5.7 percent to $4,032 in 2008 from $3,815 in 2007. Personnel costs rose 8.0 percent, while occupancy and equipment costs and other expenses increased 7.0 percent and 1.5 percent. For the six months ended June 30, 2008, noninterest expense increased $463 or 6.1 percent to $8,031 in 2008 from $7,568 in 2007. The increased expense equated to a weakening in our operating efficiency. We measure our efficiency using two key industry ratios, the operating efficiency ratio and the overhead ratio. The operating efficiency ratio is defined as noninterest expense as a percentage of net interest income and noninterest income, and the overhead ratio is calculated by dividing noninterest expense by average total assets. Our operating efficiency ratio was 64.8 percent for the six months ended June 30, 2008 and 62.5 percent for the same six months of 2007. Similarly, our overhead ratio was 2.9 percent for the first half of 2008 compared to 2.8 percent for the same period last year.
Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $2,115 for the second quarter of 2008. The $156 or 8.0 percent increase resulted from additional staffing in the Private Banking and Trust and Wealth Management Divisions, annual merit increases and a reduction in recorded loan origination deferred costs. For

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
the six months ended June 30, 2008, payroll and benefit related expenses totaled $4,245 or 52.9 percent of total noninterest expense, an increase of $407 from $3,838 or 50.7 percent of total noninterest expense for the same six months of 2007.
Additional depreciation and maintenance costs associated with our new service offering, CB&T DirectSM , coupled with higher building-related expenses, resulted in a $42 or 7.0 percent increase in occupancy and equipment expenses comparing the second quarters of 2008 and 2007. For the six months ended June 30, 2008, occupancy and equipment expense totaled $1,283, an increase of $46 or 3.7 percent from $1,237 for the same six months of 2007.
For the second quarter, other expenses increased $19 or 1.5 percent to $1,272 in 2008 from $1,253 in 2007. Higher marketing costs, partially offset by a decrease in supply costs and contractual services, was the primary reason for the slight increase. For the first half of 2008, other expenses totaled $2,503, an increase of $10 compared to $2,493 for the same period of 2007.
Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Deposit Insurance Fund (“DIF”) administered by the FDIC. The annual DIF assessment rate is determined first by the capital category we are assigned to by the FDIC and then into which supervisory group we are placed. Based on our latest assignments, we would be assessed at the lowest rates of those institutions posing the least amount of risk to the DIF and would expect to pay between 5 and 7 cents per $100 dollars of assessable deposits in 2008. The majority of the 2008 assessments will be satisfied by utilization of the remainder of the one-time credit issued by the FDIC.
There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established the annual FICO assessment rates effective for the second quarter of 2008 at $0.0112 per $100 dollars of DIF-assessable deposits. Our assessments totaled $28 and $29 for the six months ended June 30, 2008 and 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Income Taxes:
For the six months ended June 30, income tax expense totaled $522 in 2008, a decrease of $410 or 44.0 percent from $932 in 2007. Our effective tax rate improved to 13.9 percent in 2008 from 21.6 percent in 2007. The improvement resulted from the utilization of $186 in investment tax credits from our investment as a limited partner in an elderly housing project. This project will afford us approximately $3.7 million in investment tax credits over a 10-year period which began in 2007. We expect to recognize a total of $372 in tax credits in 2008. In addition to these investment tax credits, we attempt to mitigate our tax burden by utilizing loans and investments from tax-exempt organization.
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

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
As of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures, as of June 30, 2008, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Comm Bancorp, Inc.
OTHER INFORMATION
Part II. Other Information
Item 1. Legal Proceedings
     NONE
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended June 30, 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number	Average	as Part of Publicly	yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Month Ending	Purchased	Per Share	or Programs	or Programs

April 30, 2008	1,200	$43.42	1,200	22,488
May 31, 2008	6,200	43.21	6,200	16,288
June 30, 2008	400	44.27	400	15,888

Total	7,800	$43.30	7,800

Item 3. Defaults Upon Senior Securities
     NONE

Comm Bancorp, Inc.
OTHER INFORMATION (CONTINUED)

Item 4.	Results of Votes of Security Holders at the Company’s annual meeting of stockholders held on June 6, 2008, for which proxies were solicited pursuant to Section 14 under the Securities Exchange Act of 1934, the following matters were voted upon by the stockholders.
1.	To fix the number of directors at 10.

For	Against
1,473,314.556	16,328.675
2.	To elect 10 directors to serve for a one-year term and until their successors are duly elected and qualified.

All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

Nominee	For	Against
David L. Baker	1,486,656.175	2,989.056
William F. Farber, Sr.	1,478,929.231	10,716.000
Judd B. Fitze	1,487,745.231	1,900.000
Dean L. Hesser	1,479,595.231	10,050.000
John P. Kameen	1,487,265.231	2,380.000
William A. Kerl	1,479,115.231	10,530.000
Erwin T. Kost	1,487,745.231	1,900.000
Susan F. Mancuso	1,487,745.231	1,900.000
Robert A. Mazzoni	1,476,615.231	13,030.000
Joseph P. Moore, III	1,484,765.231	4,880.000
3.	To ratify the selection of Beard Miller Company LLP, of Allentown, Pennsylvania, Certified Public Accountants, as the independent auditor for the year ending December 31, 2008. The votes cast on this matter were as follows:

For	Against
1,487,450.231	2,194.000
Item 5. Other Information
     NONE
Item 6. Exhibits
31(i)	CEO and CFO certifications pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO and CFO certifications pursuant to Section 1350.

COMM BANCORP, INC.
FORM 10-Q
SIGNATURE PAGE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

Registrant, Comm Bancorp, Inc.
Date: August 12, 2008	/s/ William F. Farber, Sr.
William F. Farber, Sr.
President and Chief Executive Officer Chairman of the Board/Director (Principal Executive Officer)

Date: August 12, 2008	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2008	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Vice President of Finance (Principal Accounting Officer)

EXHIBIT INDEX

Item Number		Description	Page

31	(i)	CEO and CFO Certifications Pursuant to Rule 13a-14(a)/15d-14(a).	50

32		CEO and CFO Certifications Pursuant to Section 1350.	54