Form 10-Q
period 2008-09-30
COMM BANCORP INC
filed 2008-11-13
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,742,964 at October 31, 2008.

Exhibit Index on Page 49

COMM BANCORP, INC.
FORM 10-Q
September 30, 2008

* Not Applicable

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest income:
Interest and fees on loans:
Taxable	$7,137	$7,808	$21,979	$22,847
Tax-exempt	559	457	1,694	1,302
Interest and dividends on investment securities available-for-sale:
Taxable	52	265	133	1,279
Tax-exempt	351	370	1,072	1,111
Dividends	12	32	39	64
Interest on federal funds sold	133	68	145	75

Total interest income	8,244	9,000	25,062	26,678

Interest expense:
Interest on deposits	3,017	3,539	9,269	10,566
Interest on short-term borrowings		28	178	331

Total interest expense	3,017	3,567	9,447	10,897

Net interest income	5,227	5,433	15,615	15,781
Provision for loan losses	400	75	1,013	300

Net interest income after provision for loan losses	4,827	5,358	14,602	15,481

Noninterest income:
Service charges, fees and commissions	810	791	2,489	2,380
Mortgage banking income	120	98	444	271

Total noninterest income	930	889	2,933	2,651

Noninterest expense:
Salaries and employee benefits expense	2,169	2,058	6,414	5,896
Net occupancy and equipment expense	583	558	1,866	1,795
Other expenses	1,331	1,305	3,834	3,798

Total noninterest expense	4,083	3,921	12,114	11,489

Income before income taxes	1,674	2,326	5,421	6,643
Provision for income tax expense	199	511	721	1,443

Net income	1,475	1,815	4,700	5,200

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale	(686)	412	(1,024)	14
Income tax expense (benefit) related to other comprehensive income (loss)	(233)	140	(348)	5

Other comprehensive income (loss), net of income taxes	(453)	272	(676)	9

Comprehensive income	$1,022	$2,087	$4,024	$5,209

Per share data:
Net income	$0.84	$1.03	$2.68	$2.90
Cash dividends declared	$0.27	$0.26	$0.81	$0.78
Average common shares outstanding	1,747,438	1,756,800	1,750,872	1,794,623
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007

Assets:
Cash and due from banks	$11,174	$13,125
Federal funds sold	8,000	8,751
Investment securities available-for-sale	76,706	39,407
Loans held for sale, net	1,243	1,248
Loans, net of unearned income	493,948	471,344
Less: allowance for loan losses	4,691	4,624

Net loans	489,257	466,720
Premises and equipment, net	11,345	10,891
Accrued interest receivable	3,072	2,634
Other assets	6,646	6,211

Total assets	$607,443	$548,987

Liabilities:
Deposits:
Noninterest-bearing	$86,417	$75,232
Interest-bearing	461,176	416,125

Total deposits	547,593	491,357
Accrued interest payable	1,446	1,308
Other liabilities	1,779	1,949

Total liabilities	550,818	494,614

Stockholders’ equity:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding: September 30, 2008, 1,745,220 shares; December 31, 2007, 1,753,622 shares	576	579
Capital surplus	7,661	7,326
Retained earnings	47,949	45,353
Accumulated other comprehensive income	439	1,115

Total stockholders’ equity	56,625	54,373

Total liabilities and stockholders’ equity	$607,443	$548,987

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity

Balance, December 31, 2007	$579	$7,326	$45,353	$1,115	$54,373
Net income			4,700		4,700
Dividends declared: $0.81 per share			(1,416)		(1,416)
Dividend reinvestment plan: 8,644 shares issued	3	386			389
Repurchase and retirement: 17,046 shares	(6)	(51)	(688)		(745)
Other comprehensive loss, net of income taxes				(676)	(676)

Balance, September 30, 2008	$576	$7,661	$47,949	$439	$56,625

Balance, December 31, 2006	$610	$7,146	$45,405	$957	$54,118
Net income			5,200		5,200
Dividends declared: $0.78 per share			(1,394)		(1,394)
Dividend reinvestment plan: 8,062 shares issued	3	373			376
Repurchase and retirement: 100,545 shares	(33)	(302)	(4,871)		(5,206)
Other comprehensive income, net of income taxes				9	9

Balance, September 30, 2007	$580	$7,217	$44,340	$966	$53,103

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

Nine Months Ended September 30,	2008	2007

Cash flows from operating activities:
Net income	$4,700	$5,200
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,013	300
Depreciation and amortization of premises and equipment	696	799
Net amortization (accretion) of investment securities	76	(34)
Amortization of net loan costs	270	269
Amortization of mortgage servicing rights	165	178
Deferred income tax benefit	(335)	(30)
Net gains on the sale of loans	(345)	(188)
Gains on the sale of foreclosed assets	(12)	(37)
Changes in:
Loans held for sale, net	350	(1,004)
Accrued interest receivable	(438)	(465)
Other assets	(390)	(1,620)
Accrued interest payable	138	123
Other liabilities	163	192

Net cash provided by operating activities	6,051	3,683

Cash flows from investing activities:
Proceeds from repayments of investment securities available-for-sale	9,446	55,095
Purchases of investment securities available-for-sale	(47,845)	(10,951)
Proceeds from sale of foreclosed assets	137	133
Net increase in lending activities	(23,820)	(63,172)
Purchases of premises and equipment	(1,150)	(833)

Net cash used in investing activities	(63,232)	(19,728)

Cash flows from financing activities:
Net changes in:
Money market, NOW, savings and noninterest-bearing accounts	8,102	16,769
Time deposits	48,134	3,839
Proceeds from issuance of common shares	389	376
Repurchase and retirement of common shares	(745)	(5,206)
Cash dividends paid	(1,401)	(1,400)

Net cash provided by financing activities	54,479	14,378

Net decrease in cash and cash equivalents	(2,702)	(1,667)
Cash and cash equivalents at beginning of year	21,876	27,634

Cash and cash equivalents at end of period	$19,174	$25,967

Supplemental disclosures:
Cash paid during the period for:
Interest	$9,309	$10,774
Income taxes	1,320	1,330
Noncash items:
Transfer of loans to foreclosed assets		90
Unrealized losses (gains) on investment securities available-for-sale, net	$676	$(9)
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of presentation:
The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries, Community Bank and Trust Company, including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation, and Comm Realty Corporation (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months and nine months ended and as of September 30, 2008, are not necessarily indicative of the results of operations that may be expected in the future.
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
2. Earnings per common share:
The Company had no dilutive potential common shares outstanding during the three-month and nine-month periods ended September 30, 2008 and 2007, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.
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
SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to the valuation methods used to measure fair value into three levels which include the following:

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
•	Level 1: Unadjusted quoted prices of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2008, are summarized below:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2008	Amount	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment securities available-for-sale	$76,706		$76,706
The fair values of investment securities available-for-sale are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2008, are summarized below:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2008	Amount	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$13,798			$13,798
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $16,795 and a related allowance of $2,997.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
4. Fair value measurements:
On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157, and clarifies the application of SFAS No. 157 in a market that is not active. It also provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance. The adoption of this FSP did not have a material effect on the operating results or financial position of the Company.

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
To a certain extent, our success depends upon the general economic conditions in the geographic market that we serve. The recent financial crisis and downturn in economic conditions have adversely affected our commercial customer base. Further deterioration in economic conditions would likely impair loan collections and may have a material adverse effect on the consolidated results of operations and financial position.
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
For a further discussion of our significant accounting policies, refer to the note entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the period ended December 31, 2007. This note lists the significant accounting policies used by management in the development and presentation of our financial statements. This Management’s Discussion and Analysis, Notes to the Consolidated Financial Statements, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and evaluation of our financial position, results of operations and cash flows.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Operating Environment:
Economic conditions significantly deteriorated during the third quarter of 2008. Indicators suggest the United States economy is poised to fall into the deepest recession since the early 1980’s. The gross domestic product, the value of all goods and services produced in the Nation, declined at an annual rate of 0.3 percent in the third quarter. In addition, consumers’ disposable income fell at an annual rate of 8.7 percent in the quarter, the largest on record dating back to 1947. The subprime mortgage debacle neared crisis stage when the two U.S. Government-sponsored agencies and National mortgage giants, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association (“FNMA”), announced that they sustained severe credit losses and were at the point of bankruptcy as the number of foreclosures across the Nation sky rocketed. The situation was exacerbated when several of the largest investment banks, insurance companies and financial institutions announced that they too were at the brink of failure. Confidence in the United States financial system crumbled, which sent equity markets into a tailspin. At the beginning of the fourth quarter, Congress approved The Emergency Economic Stabilization Act of 2008, a $700.0 billion plan to rescue the economy by injecting money into the financial system. Part of the new plan involves $250.0 billion set aside for the United States Government to purchase preferred equity shares in financial institutions. Furthermore, the malaise has spread overseas with many European and Asian markets reporting record declines. On October 8, 2008, the Federal Open Market Committee (“FOMC”), at an emergency meeting lowered the federal funds target rate 50 basis points to 1.50 percent. The FOMC further reduced rates by another 50 basis points at its regularly scheduled meeting held on October 29, 2008. The FOMC indicated that these moves were in response to incoming data that suggested the pace of economic activity had slowed considerably. Given an economic slowdown, financial institutions could see reductions in earnings as loan demand declines and the level of nonperforming loans increases.
Review of Financial Position:
Total assets increased $58.4 million or at an annualized rate of 14.2 percent to $607.4 million at September 30, 2008, from $549.0 million at December 31, 2007. The balance sheet growth was driven by an increase in total deposits of $56.2 million to $547.6 million, an annualized rate of 15.3 percent. Reduced tolerance for risk due to stock market volatility, coupled with our new service offering, CB&T DirectSM, and promotional certificate of deposit offerings, impacted our deposit gathering. Loans, net of unearned income, rose $22.6 million to $493.9 million at September 30, 2008, from $471.3 million at the end of 2007. Excess deposits not used to fund loans were directed into our investment portfolio. Available-for-

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
sale investment securities increased $37.3 million to $76.7 million from $39.4 million comparing September 30, 2008 and December 31, 2007.
The effects of the downturn in economic conditions continued to impact our operations during the third quarter of 2008. Demand for loans subsided in our market area, while deposit gathering strengthened.
One of the major influences on the strength of deposit gathering was the impact of natural gas mining in our market area. Many customers who own land in rural sections of Northeastern Pennsylvania have been offered significant sums of money, including a flat land lease fee per acre and royalties for any gas extracted, by natural gas companies for drilling rights to their property. In order to respond to the needs of these customers, our Trust and Wealth Management Division began offering investment products and services specifically tailored to meet the needs of these individuals. An example of one of these products was the design of a special “gas lease” certificate of deposit product offered at a promotional rate. In order to qualify for this product, the customer had to present funds received from this mining initiative to open the account.
In comparison to the previous quarter end, total assets increased $45.5 million or at an annualized rate of 32.2 percent from $561.9 million at June 30, 2008. As previously mentioned, deposit gathering was the major influence on the growth, as total deposits grew $45.1 million. We experienced significant growth in both interest-bearing and noninterest-bearing deposits. Loans, net of unearned income, increased only $2.8 million from $491.1 million at the end of the prior quarter. The influx of monies from deposit gathering was directed into available-for-sale investment securities, which increased $45.2 million from $31.5 million at June 30, 2008.
During the fourth quarter of 2008, we will open a new branch office in Tunkhannock, Wyoming County, Pennsylvania. This office, located in the downtown business district, will consolidate and replace two outdated facilities located within five miles of the new facility.
Investment Portfolio:
At September 30, 2008, our investment portfolio was predominantly comprised of intermediate-term, tax-exempt obligations of states and municipalities and short-term U.S. Government securities. State and municipal obligations assist us in lowering our tax burden and represented 40.5 percent of our investment portfolio at the end of the third quarter of 2008. U.S. Government securities consist primarily of U.S. Treasury securities and collateralized mortgage obligations (“CMOs”) of U.S. Government agencies, which provide a source of liquidity. Approximately 99.0 percent of U.S. Government agency securities were obligations of the Government National

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Mortgage Association, which are backed by the full faith and credit of the U.S. Government.
The carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 2008, and December 31, 2007, are summarized as follows:
Distribution of investment securities available-for-sale

	September 30,		December 31,
	2008		2007
	Amount	%	Amount	%

U.S. Treasury securities	$20,000	26.07%
State and municipals:
Taxable			$5,227	13.26%
Tax-exempt	31,073	40.51	30,897	78.41
Mortgage-backed securities	24,660	32.15	1,904	4.83
Equity securities:
Restricted	760	0.99	1,128	2.86
Other	213	0.28	251	0.64

Total	$76,706	100.00%	$39,407	100.00%

Available-for-sale investment securities increased $37.3 million to $76.7 million at September 30, 2008, from $39.4 million at December 31, 2007. The unrealized holding gain equaled $439, net of income taxes of $226 at the end of the third quarter of 2008, compared to $1,115, net of income taxes of $574 at the end of 2007.
In comparison to the previous quarter-end, available-for-sale investment securities increased $45.2 million. Purchases during the third quarter totaled $47.8 million and consisted primarily of $23.9 million in mortgage-backed securities, including CMOs, of U.S. Government agencies. In addition, at the close of the third quarter we purchased a $20.0 million U.S. Treasury Bill as an alternative investment to overnight federal funds given the recent financial crisis of several large commercial banks.
For the nine months ended September 30, 2008, the investment portfolio averaged $34.8 million, a decrease of $38.3 million or 52.4 percent compared to $73.1 million for the same period of last year. The tax-equivalent yield on the investment portfolio rose 136 basis points to 6.90 percent for the nine months ended September 30, 2008 from 5.54 percent for the same period of 2007. In addition, the tax-equivalent yield rose 40 basis points to 7.25 percent for the third quarter from 6.85 percent for the second quarter.
The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
September 30, 2008, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Maturity distribution of available-for-sale portfolio

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
September 30, 2008	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Amortized cost:
U.S. Treasury securities	$20,000	0.01%							$20,000	0.01%
State and municipals	1,232	6.84	$6,144	7.81%	$19,247	7.46%	$3,585	7.07%	30,208	7.46
Mortgage-backed securities	2,966	4.83	13,082	4.87	8,123	4.92	765	5.22	24,936	4.89
Equity securities:
Restricted							760	6.26	760	6.26
Other							137	3.10	137	3.10

Total	$24,198	0.95%	$19,226	5.81%	$27,370	6.71%	$5,247	6.58%	$76,041	4.64%

Fair value:
U.S. Treasury securities	$20,000								$20,000
State and municipals	1,249		$6,351		$19,997		$3,476		31,073
Mortgage-backed securities	2,939		12,932		8,027		762		24,660
Equity securities:
Restricted							760		760
Other							213		213

Total	$24,188		$19,283		$28,024		$5,211		$76,706

Loan Portfolio:
Economic conditions, which influence business investment and consumer spending, were unfavorable for the first nine months of 2008. At the end of the third quarter, conditions further deteriorated due to the recent financial crisis. Both business and consumer spending are expected to retract further during the remainder of 2008.
According to the July 2008 Senior Loan Officer Opinion Survey issued by the Federal Reserve, a majority of banks indicated they had tightened lending standards and reported a decrease in the demand for loans from both businesses and households. With regard to the business sector, the weaker demand was attributed to a decrease in financing needs for plant, equipment and inventories. Despite reporting weaker demand, commercial and industrial

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
loans at all commercial banks increased at an annual rate of 10.8 percent from the end of the second quarter and 10.2 percent from year-end 2007. However, the growth reported during 2008 was significantly lower than the growth experienced in the prior year. Similarly, demand for our commercial loan products, including commercial mortgages, land development loans and lease financing, was slow during the third quarter of 2008. These loans increased $4.9 million or at an annualized rate of 5.7 percent to $346.3 million at September 30, 2008, from $341.4 million at June 30, 2008. Comparatively, commercial loan growth in the third quarter of 2007 was $10.6 million or 13.4 percent.
With respect to retail lending, Northeastern Pennsylvania was not as severely impacted by the downturn in the housing market as was the Nation. Home sales were stable within our market area. As a result, activity in our secondary mortgage department was favorable during the first three quarters of 2008. Residential mortgage loans serviced for the FNMA increased $5.7 million or at an annualized rate of 6.5 percent to $122.4 million at September 30, 2008, from $116.7 million at the end of 2007. In comparison to the same period of 2007, residential mortgage loans serviced for the FNMA increased only $0.8 million or at an annualized rate of 0.9 percent. For the three months and nine months ended September 30, 2008, residential mortgages sold to the FNMA totaled $5.3 million and $19.3 million, compared to $4.7 million and $10.5 million for the same periods of 2007. Net gains totaled $86 for the third quarter and $345 year-to-date 2008, compared to $70 and $188 for the same periods last year.
Weak labor markets and higher food and energy prices eroded consumer purchasing power during the first nine months of 2008. In addition, declining home and equity values have further reduced household wealth. These factors resulted in a slowdown in the growth rate of consumer spending. As a result, our consumer loan portfolio declined $0.7 million from the end of the previous quarter.
In comparison to the end of 2007, total loans increased $22.6 million or at an annualized rate of 6.4 percent. We experienced growth in all major classifications of loans, except for consumer loans which declined.
For the nine months ended September 30, 2008, loans averaged $494.1 million, an increase of $39.1 million or 8.6 percent compared to $455.0 million for the same period of 2007. Given the recent decline in the prime rate and an increase in our nonaccrual loans, we experienced a reduction in the tax-equivalent yield on the loan portfolio. The tax-equivalent yield on the loan portfolio was 6.64 percent for the nine months ended September 30, 2008, a decrease of 65 basis points from 7.29 percent for the same period of 2007. In addition, the tax-equivalent yield on the loan portfolio decreased 16 basis points in the third quarter of 2008. At the beginning of the fourth quarter, the prime rate declined another 100 basis points in

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
response to the FOMC easing monetary policy. As a result, we anticipate a further decline in our loan yields for the remainder of 2008 as adjustable rate loans reprice downward.
The composition of the loan portfolio at September 30, 2008, and December 31, 2007, is summarized as follows:
Distribution of loan portfolio

	September 30,		December 31,
	2008		2007
	Amount	%	Amount	%

Commercial, financial and others	$185,705	37.60%	$181,417	38.49%
Real estate:
Construction	25,760	5.22	12,810	2.72
Residential	112,594	22.79	110,633	23.47
Commercial	133,816	27.09	128,852	27.33
Consumer, net	33,301	6.74	35,149	7.46
Lease financing, net	2,772	0.56	2,483	0.53

Loans, net of unearned income	493,948	100.00%	471,344	100.00%

Less: allowance for loan losses	4,691		4,624

Net loans	$489,257		$466,720

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Due to the change in monetary policy, our asset/liability management strategy in 2008 involves shifting our emphasis away from adjustable-rate loans to medium-term, fixed-rate loans. Adjustable-rate loans represented 50.8 percent of the loan portfolio at September 30, 2008, compared to 52.3 percent at the end of 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity and repricing information of the loan portfolio by major classification at September 30, 2008, is summarized as follows:
Maturity distribution and interest sensitivity of loan portfolio

		After one
	Within	but within	After
September 30, 2008	one year	five years	five years	Total

Maturity schedule:
Commercial, financial and others	$87,646	$45,295	$52,764	$185,705
Real estate:
Construction	10,877	9,790	5,093	25,760
Residential	17,181	48,938	46,475	112,594
Commercial	16,704	48,122	68,990	133,816
Consumer, net	4,601	23,264	5,436	33,301
Lease financing, net	554	2,218		2,772

Total	$137,563	$177,627	$178,758	$493,948

Predetermined interest rates	$63,931	$105,504	$73,529	$242,964
Floating or adjustable interest rates	73,632	72,123	105,229	250,984

Total	$137,563	$177,627	$178,758	$493,948

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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Commercial letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all commercial letters of credit have expiration dates within one year and often expire unused in whole or in part by the customer. The carrying value of the liability for our obligations under guarantees was not material at September 30, 2008, and December 31, 2007.
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
The contractual amounts of off-balance sheet commitments at September 30, 2008 and December 31, 2007, are summarized as follows:
Distribution of off-balance sheet commitments

	September 30,	December 31,
	2008	2007

Commitments to extend credit	$71,665	$80,675
Unused portions of lines of credit	19,733	17,901
Commercial letters of credit	15,166	19,634

Total	$106,564	$118,210

We record an allowance for credit losses, if deemed necessary, separately as a liability. The allowance was deemed immaterial at September 30, 2008 and December 31, 2007. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Asset Quality:
The employment conditions deteriorated for the Nation, the Commonwealth of Pennsylvania and all counties in our market area from one year ago. The demand for labor contracted over the past 12 months. Job losses were concentrated in the construction and manufacturing sectors. In addition, during the nine months ended September 30, 2008, employers in the retail trade and professional and business services sectors began to cut jobs. As a result, the civilian unemployment rate rose considerably.
National, Pennsylvania and market area unemployment rates at September 30, 2008 and 2007, are summarized as follows:

September 30,	2008	2007

United States	6.1%	4.7%
Pennsylvania	5.7	4.4
Lackawanna county	6.5	4.8
Luzerne county	7.0	5.1
Monroe county	6.7	5.0
Susquehanna county	5.3	4.3
Wayne county	5.5	4.3
Wyoming county	6.4%	5.2%
Deteriorating economic conditions and the financial crisis adversely affected our commercial customer base, specifically in the land development sector. As a result, our asset quality continued to weaken, as nonperforming assets increased $2.0 million from the end of the previous quarter. In comparison to the end of 2007, nonperforming assets increased $8,231 or 107.0 percent to $15,923 at September 30, 2008, from $7,692. We experienced increases in both nonaccrual loans and accruing loans past due 90 days or more, which were only slightly offset by a decline in foreclosed assets. As a percentage of loans, net of unearned income and foreclosed assets, nonperforming assets equaled 3.22 percent at September 30, 2008 compared to 2.83 percent at June 30, 2008 and 1.63 percent at December 31, 2007.
Loans on nonaccrual status, which increased $5,968 in the first half of 2008, decreased $754 to $10,547 at September 30, 2008. However, the decrease resulted from the partial charge-off of confirmed losses sustained on several nonaccrual loans. Accruing loans, past due 90 days or more increased $2,791 from the end of the second quarter of 2008. With regard to foreclosed assets, there were no loans transferred to foreclosed assets during the nine months ended September 30, 2008. Two properties with an aggregate carrying value of $125 were sold for $137, resulting in a net realized gain of $12. There were no foreclosed assets at September 30, 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning nonperforming assets at September 30, 2008, and December 31, 2007, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers’ ability to comply with present loan repayment terms.
Distribution of nonperforming assets

	September 30,	December 31,
	2008	2007

Nonaccrual loans:
Commercial, financial and others	$5,420	$2,444
Real estate:
Construction	268
Residential	1,309	755
Commercial	3,476	2,057
Consumer, net	74	77

Lease financing, net
Total nonaccrual loans	10,547	5,333

Accruing loans past due 90 days or more:
Commercial, financial and others	45	80
Real estate:
Construction	3,549
Residential	334	295
Commercial	1,329	1,757
Consumer, net	118	85
Lease financing, net	1	17

Total accruing loans past due 90 days or more	5,376	2,234

Total nonperforming loans	15,923	7,567

Foreclosed assets		125

Total nonperforming assets	$15,923	$7,692

Ratios:
Nonperforming loans as a percentage of loans, net	3.22%	1.61%
Nonperforming assets as a percentage of loans, net and and foreclosed assets	3.22%	1.63%
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning impaired loans at September 30, 2008, and December 31, 2007, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.
Distribution of impaired loans

	September 30,	December 31,
	2008	2007

Nonaccrual loans:
Commercial, financial and others	$5,420	$2,444
Real estate:
Construction	268
Residential	1,309	755
Commercial	3,476	2,057
Consumer, net	74	77
Lease financing, net

Total nonaccrual loans	10,547	5,333

Accruing loans:
Commercial, financial and others	5,579	2,338
Real estate:
Construction	10,019	1,525
Residential	488
Commercial	7,328	5,722
Consumer, net
Lease financing, net

Total accruing loans	23,414	9,585

Total impaired loans	$33,961	$14,918

Ratio:
Impaired loans as a percentage of loans, net	6.88%	3.16%
Impaired loans increased $19,043 to $33,961 at September 30, 2008, from $14,918 at December 31, 2007. A significant portion of the increase in impaired loans resulted from the impairment of the loans of three commercial customers. Specifically, we downgraded the credits of two commercial customers involved in residential real estate developments in Monroe County. The ratings of these credits were downgraded in response to a significant slowing in the real estate market within this area. The third commercial customer is involved in commercial land development in Lackawanna County. These credits, as well as all impaired loans, are closely monitored by our loan review department. Although total impaired loans increased 127.7 percent, the related allowance associated with impaired loans, representing collateral deficiencies below that of the carrying value of the loan, decreased $219 or 6.8 percent. We recognized confirmed losses on three impaired loans resulting in partial charge-offs

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
totaling $767 during the third quarter of 2008. The allowance for loan losses at September 30, 2008, included a specific reserve allocation of $2,997 that covered the entire estimated loss exposure related to collateral deficiencies of impaired loans compared to $3,216 at December 31, 2007.
Information related to the recorded investment in impaired loans for which there is a related allowance and the amount of that allowance and the recorded investment in impaired loans for which there is no allowance at September 30, 2008 and December 31, 2007, is summarized as follows:

	September 30, 2008		December 31, 2007
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance

Impaired loans:
With a related allowance	$16,795	$2,997	$7,575	$3,216
With no related allowance	17,166		7,343

Total	$33,961	$2,997	$14,918	$3,216

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and nine-month periods ended September 30, 2008 and 2007 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Gross interest due under terms	$654	$238	$1,729	$649
Interest income recognized	428	241	1,210	616

Interest income not recognized (recognized in excess of due)	$226	$(3)	$519	$33

Interest income recognized (cash-basis)	$428	$241	$1,210	$616
Average recorded investment in impaired loans	$33,603	$12,820	$31,610	$11,640
Cash received on impaired loans applied as a reduction of principal totaled $465 and $1,880 for the three and nine months ended September 30, 2008. For the respective periods of 2007, cash receipts on impaired loans applied as a reduction of principal totaled $230 and $831. At September 30, 2008, there were no commitments to extend additional funds to parties having impaired loans.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allocation of the allowance for loan losses at September 30, 2008 and December 31, 2007, is summarized as follows:
Allocation of the allowance for loan losses

	September 30,		December 31,
	2008		2007
		Category		Category
		as a		as a
		% of		% of
	Amount	loans	Amount	loans

Allocated allowance:
Specific:
Commercial, financial and others	$2,239	2.23%	$2,216	1.01%
Real estate:
Construction	147	2.09		0.32
Residential	205	0.36	62	0.16
Commercial	332	2.19	861	1.65
Consumer, net	74	0.01	77	0.02
Lease financing, net

Total specific	2,997	6.88	3,216	3.16

Formula:
Commercial, financial and others	417	35.37	247	37.48
Real estate:
Construction	38	3.13	11	2.40
Residential	220	22.43	66	23.31
Commercial	490	24.90	149	25.68
Consumer, net	480	6.73	344	7.44
Lease financing, net	7	0.56		0.53

Total formula	1,652	93.12	817	96.84

Total allocated allowance	4,649	100.00%	4,033	100.00%

Unallocated allowance	42		591

Total allowance for loan losses	$4,691		$4,624

The allocated allowance for loan losses account increased $616 to $4,649 at September 30, 2008, from $4,033 at December 31, 2007. An increase in the formula portion of the allowance for loan losses was partially offset by a reduction in the specific portion. The formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5, increased $835 to $1,652 at September 30, 2008, from $817 at December 31, 2007. The total loss factors for collectively evaluated loans increased from year-end 2007 due to a higher amount of average net charge-offs for the past five consecutive years and an increase in the qualitative portion which is directionally consistent with the downturn in asset quality and overall economic conditions. Partially offsetting this increase, was a decrease of $219 in the specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114. The unallocated portion of the

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
allowance equaled $42 or 0.9 percent of the total allowance for loan losses at the end of the third quarter of 2008 compared to $591 or 12.8 percent of the total allowance for loan losses at year-end 2007. The reduction in the unallocation reserve was a result of management’s reassessment of the qualitative factors in the formula portion of the allocated reserve given recent changes in economic conditions.
A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the nine months ended September 30, 2008, is summarized as follows:
Reconciliation of allowance for loan losses

September 30,
2008

Allowance for loan losses at beginning of period	$4,624
Loans charged-off:
Commercial, financial and others	103
Real estate:
Construction
Residential	15
Commercial	749
Consumer, net	157
Lease financing, net	16

Total	1,040

Loans recovered:
Commercial, financial and others	10
Real estate:
Construction
Residential	2
Commercial
Consumer, net	82
Lease financing, net

Total	94

Net loans charged-off	946

Provision charged to operating expense	1,013

Allowance for loan losses at end of period	$4,691

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.26%
Allowance for loan losses as a percentage of period end loans	0.95%
The allowance for loan losses increased $67 to $4,691 at September 30, 2008, from $4,624 at the end of 2007. For the nine months ended September 30, 2008, a $1,013 provision for loan losses exceeded net charge-offs of $946. In comparison to June 30, 2008, the allowance for loan losses decreased $410 from $5,101 due to the previously mentioned partial charge-offs on nonaccrual loans.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. For the nine months ended September 30, net charge-offs were $946 or 0.26 percent of average loans outstanding in 2008, an increase of $665 compared to $281 or 0.08 percent of average loans outstanding in 2007.
Deposits:
We experienced strong deposit growth during the third quarter of 2008. Our deposit gathering was influenced by a number of factors. Stock market volatility resulted in reduced risk tolerance. As a result, many customers returned to the safety of bank deposits. Our new service offering, remote deposit capture continued to positively impact our noninterest-bearing deposits. As previously mentioned, deposit gathering was affected by drilling of natural gas within our market area. We offered customers receiving monies for drilling rights a special, short-term certificate of deposit bearing a promotional interest rate. As a result of these factors, total deposits grew $45.1 million or at an annualized rate of 35.7 percent to $547.6 million at September 30, 2008, from $502.5 million at June 30, 2008. Noninterest-bearing deposits grew $5.2 million or at an annualized rate of 25.1 percent, while interest-bearing deposits rose $39.9 million or at an annualized rate of 37.7 percent. The majority of the growth in interest-bearing accounts was concentrated in our time deposit products due to the aforementioned promotional offering.
The average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 2008 and 2007, are summarized as follows:
Deposit distribution

	September 30,		September 30,
	2008		2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Interest-bearing:
Money market accounts	$24,593	1.97%	$26,634	2.90%
NOW accounts	69,844	2.32	64,312	3.06
Savings accounts	102,604	1.09	102,573	1.46
Time deposits less than $100	170,728	4.04	179,431	4.40
Time deposits $100 or more	53,355	4.24	41,617	4.79

Total interest-bearing	421,124	2.94%	414,567	3.41%
Noninterest-bearing	80,207		75,409

Total deposits	$501,331		$489,976

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the nine months ended September 30, 2008, average total deposits increased $11.3 million to $501.3 million compared to $490.0 million for the same period of 2007. Noninterest-bearing deposits grew $4.8 million, while interest-bearing accounts rose $6.5 million. Growth in NOW accounts, savings accounts and large denomination time deposits were more than offset by reductions in money market accounts and time deposits less than $100. Lower short-term interest rates resulted in a 47 basis point reduction in our cost of deposits to 2.94 percent for the nine months ended September 30, 2008, from 3.41 percent for the same nine months of 2007. The costs associated with all major deposit categories were impacted. We anticipate a further reduction in deposit costs given the recent action by the FOMC to lower the federal funds target rate. However, no assurance can be given that this reduction will occur. In addition, our cost of funds may be influenced by strong competition for deposits within our market area. Furthermore, our recent introduction of a promotional certificate of deposit, focused on attracting funds received by local landowners from natural gas companies, will influence our cost of funds during the remainder of 2008.
Volatile deposits, time deposits in denominations of $100 or more, increased $28.7 million to $77.6 million at September 30, 2008, from $48.9 million at June 30, 2008. The increase was due largely to the introduction of the promotional gas lease certificates. Time deposits $100 or more averaged $53.4 million for the nine months ended September 30, 2008, compared to $41.6 million for the same nine months of last year. The average cost of these deposits decreased 55 basis points to 4.24 percent for the nine months ended September 30, 2008, compared to 4.79 percent for the same period of 2007.
Maturities of time deposits of $100 or more at September 30, 2008, and December 31, 2007, are summarized as follows:
Maturity distribution of time deposits of $100 or more

	September 30,	December 31,
	2008	2007

Within three months	$12,989	$11,336
After three months but within six months	16,249	8,040
After six months but within twelve months	34,442	12,702
After twelve months	13,890	11,148

Total	$77,570	$43,226

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
Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
September 30, 2008	three months	twelve months	five years	five years	Total

Rate-sensitive assets:
Investment securities	$20,665	$3,523	$19,283	$33,235	$76,706
Loans held for sale, net	1,243				1,243
Loans, net of unearned income	150,163	64,735	200,125	78,925	493,948
Federal funds sold	8,000				8,000

Total	$180,071	$68,258	$219,408	$112,160	$579,897

Rate-sensitive liabilities:
Money market accounts	$22,092	$6,949			$29,041
NOW accounts	54,620	16,247			70,867
Savings accounts	14,329		$92,323		106,652
Time deposits less than $100	39,031	50,438	74,080	$13,497	177,046
Time deposits $100 or more	12,989	50,691	10,691	3,199	77,570

Total	$143,061	$124,325	$177,094	$16,696	$461,176

Rate sensitivity gap:
Period	$37,010	$(56,067)	$42,314	$95,464
Cumulative	$37,010	$(19,057)	$23,257	$118,721	$118,721

RSA/RSL ratio:
Period	1.26	0.55	1.24	6.72
Cumulative	1.26	0.93	1.05	1.26	1.26
Our cumulative one-year RSA/RSL ratio equaled 0.93 at September 30, 2008, compared to 0.99 at the end of the previous quarter. Given the uncertainty with regard to economic conditions and the direction of interest rates during the first three quarters of 2008, ALCO focused on reducing our exposure to further interest rate declines. With regard to RSA, we

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
predominantly offered medium-term, fixed-rate loans. With respect to RSL, we offered promotional certificates of deposit with short-term maturities. This one-year cumulative gap position indicates that a greater volume of RSL reprice faster than RSA. As a result, our net interest income should be favorably affected by further declines in general market rates. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.
The decrease in our RSA/RSL ratio from the end of the second quarter of 2008 resulted from a $34.2 million increase in RSL repricing within the next 12 months, partially offset by a $17.5 million increase in RSA maturing or repricing within the same time frame. The increase in RSL resulted primarily from an increase of $31.7 million in total time deposits maturing or repricing within 12 months. The increase in time deposits was predominantly caused by the promotional gas lease certificates of deposit which mature at the beginning of the second quarter of 2009.
The increase in RSA maturing or repricing within a 12-month time horizon was primarily caused by the purchase of a $20.0 million U.S. Treasury Bill. We purchased this short-term Treasury security at the close of the third quarter of 2008 as an alternative investment to overnight federal funds given the number of potential bank failures recently announced.
Contrarily, we experienced an increase in our three-month ratio to 1.26 at September 30, 2008, from 0.99 at the end of the previous quarter. The increase primarily resulted from a $36.6 million increase in the amount of RSA maturing or repricing within three months. Investment securities and loans, net of unearned income, maturing or repricing within three months increased $20.5 million and $14.4 million, which were the predominant factors leading to the increase in the three-month ratio.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2008, produced results similar to those indicated by the one-year static gap position. We will continue to monitor our IRR for the remainder of 2008 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a favorable IRR position.
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
We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after September 30, 2008. Our noncore funds at September 30, 2008, were comprised entirely of time deposits in denominations of $100 or more. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2008, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 9.9 percent, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 7.3 percent. These ratios indicated that we had some reliance on noncore funds at September 30, 2008. Comparatively, our ratios equaled 5.8 percent and 3.5 percent at year-end 2007 indicating our reliance on noncore funds had increased slightly. The increase in noncore funding reliance resulted primarily from an influx of

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
monies into large denomination time deposits due to the promotional gas lease certificate offering. However, according to the most recent Bank Holding Company Performance Report for our Federal Reserve District, we were significantly less reliant on noncore funds than our peer group, which had noncore and short-term noncore funding dependence ratios of 29.6 percent and 19.1 percent.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold, decreased $2.7 million during the nine months ended September 30, 2008. Similarly, cash and cash equivalents decreased $1.7 million for the same period last year. For the nine months ended September 30, 2008, financing and operating activities provided net cash of $54.5 million and $6.0 million, which was more than offset by net cash used of $63.2 million in investing activities. For the same period of 2007, investing activities resulted in net cash outflow of $19.7 million, which was partially offset by net cash inflows from operating and financing activities of $3.7 million and $14.3 million.
Net income, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses was the primary source of funds from operations.
Deposit gathering is our predominant financing activity. The $54.5 million in net cash provided from financing activities for the nine months ended September 30, 2008, resulted primarily from an increase in deposits of $56.2 million. For the same period of 2007, the $14.3 million in net cash provided from financing activities resulting entirely from an increase in deposits.
Investing activities primarily include transactions related to our lending function and investment portfolio. Net cash used in investing activities for the nine months ended September 30, increased $43.5 million to $63.2 million in 2008 from $19.7 million in 2007. The strong loan demand experienced in the prior year subsided, which resulted in a $39.4 million decrease in net cash used in lending activities to $23.8 million in 2008 from $63.2 million in 2007. Due to the decrease in loan demand, cash provided by deposit gathering was directed into our investment portfolio. Purchases of available-for-sale investment securities increased $36.8 million to $47.8 million in 2008 from $11.0 million in 2007. Proceeds received from repayments of securities decreased $45.7 million to $9.4 million in 2008 from $55.1 million in 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Capital Adequacy:
Stockholders’ equity totaled $56.6 million or $32.45 per share at September 30, 2008, compared to $56.2 million or $32.14 per share at June 30, 2008, and $54.4 million or $31.01 per share at December 31, 2007. Net income of $4,700 for the nine months ended September 30, 2008, was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by net cash dividends declared of $1,027, common stock repurchases of $745 and an other comprehensive loss resulting from market value fluctuations in the investment portfolio of $676. The market value change was not a result of any identifiable credit issues within our available-for-sale investment portfolio.
Dividends declared totaled $1,416 for the nine months ended September 30, 2008. On a per share basis, year-to-date dividends declared equaled $0.81 in 2008, an increase of 3.8 percent compared to $0.78 in 2007. The dividend payout ratio was 30.1 percent and 26.8 percent for the nine months ended September 30, 2008 and 2007. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the nine months ended September 30, 2008, 8,644 shares were issued under this plan.
We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2008 and 2007. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.
Our and Community Bank’s capital ratios at September 30, 2008 and 2007, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:
Regulatory capital

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
September 30,	2008	2007	2008	2007	2008	2007

Basis for ratios:
Tier I capital to risk-weighted assets:
Consolidated	$55,781	$51,729	$20,166	$18,970
Community Bank	50,648	48,314	20,017	18,883	$30,025	$28,324
Total capital to risk-weighted assets:
Consolidated	60,472	56,183	40,333	37,940
Community Bank	55,339	52,768	40,033	37,766	50,042	47,207
Tier I capital to total average assets less goodwill:
Consolidated	55,781	51,729	22,738	22,146
Community Bank	50,648	48,314	$22,586	$22,080	$28,233	$27,600

Risk-weighted assets:
Consolidated	490,518	459,904
Community Bank	486,778	457,719
Risk-weighted off-balance sheet items:
Consolidated	13,639	14,351
Community Bank	13,639	14,351
Average assets for Leverage ratio:
Consolidated	568,451	553,662
Community Bank	$564,651	$551,995

Ratios:
Tier I capital as a percentage of risk- weighted assets and off-balance sheet items:
Consolidated	11.1%	10.9%	4.0%	4.0%
Community Bank	10.1	10.2	4.0	4.0	6.0%	6.0%
Total of Tier I and Tier II capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	12.0	11.9	8.0	8.0
Community Bank	11.1	11.2	8.0	8.0	10.0	10.0
Tier I capital as a percentage of total average assets less intangible assets:
Consolidated	9.8	9.3	4.0	4.0
Community Bank	9.0%	8.8%	4.0%	4.0%	5.0%	5.0%

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
Based on the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at September 30, 2008. There are no conditions or events since this notification that we believe have changed Community Bank’s category.
Review of Financial Performance:
Net income equaled $1,475 or $0.84 per share for the third quarter of 2008. Year-to-date 2008 earnings amounted to $4,700 or $2.68 per share. For 2007, comparable earnings were $1,815 or $1.03 per share for the third quarter and $5,200 or $2.90 per share year-to-date. Increases in noninterest expense and the provision for loan losses, coupled with a reduction in net interest income, were the primary factors leading to the decrease in net income. For the three months and nine months ended September 30, return on average assets was 1.00 percent and 1.10 percent in 2008, compared to 1.30 percent and 1.25 percent for the comparable 2007 periods. Return on average stockholders’ equity was 10.31 percent for the third quarter and 11.17 percent year-to-date 2008, compared to 13.73 percent and 13.08 percent for the same periods of 2007.
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
Net interest income changes due to rate and volume

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008 vs. 2007			2008 vs. 2007
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total			Total
	Change	Rate	Volume	Change	Rate	Volume
Interest income:
Loans:
Taxable	$(671)	$(982)	$311	$(868)	$(2,300)	$1,432
Tax-exempt	155	(41)	196	595	(2)	597
Investments:
Taxable	(233)	107	(340)	(1,171)	(83)	(1,088)
Tax-exempt	(29)	2	(31)	(59)	(7)	(52)
Federal funds sold	65	(75)	140	70	(79)	149

Total interest income	(713)	(989)	276	(1,433)	(2,471)	1,038

Interest expense:
Money market accounts	(80)	(55)	(25)	(216)	(175)	(41)
NOW accounts	(181)	(203)	22	(258)	(377)	119
Savings accounts		(122)	(127)	5	(279)	(279)
Time deposits less than $100	(313)	(262)	(51)	(747)	(469)	(278)
Time deposits $100 or more	174	(96)	270	203	(184)	387
Short-term borrowings	(28)	(3)	(25)	(153)	(155)	2

Total interest expense	(550)	(746)	196	(1,450)	(1,639)	189

Net interest income	$(163)	$(243)	$80	$17	$(832)	$849

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Changes in the rates and volumes of earning assets and interest-bearing liabilities for the nine months ended September 30, 2008, resulted in a slight increase of $17 in tax-equivalent net interest income. Specifically, a positive volume variance was almost entirely offset by a negative rate variance.
Changes in the volumes of earning assets and interest-bearing liabilities contributed to an $849 increase in net interest income. Average earning assets grew $10.4 million to $540.5 million for the nine months ended September 30, 2008, from $530.1 million for the same period of 2007 and accounted for a $1,038 increase in interest revenue. The loan portfolio averaged $39.1 million higher comparing 2008 and 2007, which resulted in additional interest revenue of $2,029. In addition, average federal funds sold increased $9.6 million which resulted in a $149 increase in interest revenue. Partially offsetting these increases was a decrease in average investments of $38.3 million, which caused a reduction in interest revenue of $1,140.
Average interest-bearing liabilities rose $6.6 million to $429.3 million for the nine months ended September 30, 2008, compared to $422.7 million for the same period of 2007, which caused a $189 increase in interest expense. Specifically, large denomination time deposits increased $11.7 million and NOW accounts increased $5.5 million, which accounted for increases in interest expense of $387 and $119. These increases were partially offset by reductions in time deposits less than $100 of $8.7 million and money market accounts of $2.0 million, which caused decreases to interest expense of $278 and $41.
With regard to changes in interest rates, a negative rate variance resulted in a decrease of $832 in tax-equivalent net interest income. Reductions in loan and investment yields more than offset decreases in funding costs resulting from lower short-term market interest rates. The tax-equivalent yield on earning assets decreased 49 basis points to 6.55 percent for the nine months ended September 30, 2008, from 7.04 percent for the same period of 2007, resulting in a reduction to interest revenue of $2,471. Specifically, the tax-equivalent yield on the loan portfolio decreased 65 basis points to 6.64 percent for the nine months ended September 30, 2008 from 7.29 percent for the same period of 2007. The decrease in loan yields resulted in a decline in interest revenue of $2,302 representing 93.2 percent of the total reduction in interest revenue due to changes in rates.
The reduction in interest revenue was partially mitigated by a decrease of $1,639 in interest expense, which resulted from a 51 basis point decrease in the cost of funds to 2.94 percent for the nine months ended September 30, 2008, from 3.45 percent for the nine months of 2007. We experienced significant reductions in the rates paid for both interest-bearing transaction accounts as well as time deposits and short-term borrowings.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Specifically, the cost of money market, NOW and savings accounts decreased 93 basis points, 74 basis points and 37 basis points comparing the nine months ended September 30, 2008 and 2007. These decreases resulted in reductions to interest expense of $175, $377 and $279. With regard to time deposits, the average rates paid for time deposits less than $100 and time deposits $100 or more decreased 36 basis points and 55 basis points, which together resulted in a $653 decrease in interest expense. Rates paid on short-term borrowings decreased 253 basis points, resulting in a decrease to interest expense of $155.
For the third quarter, tax-equivalent net interest income decreased $163 to $5,695 in 2008 from $5,858 in 2007. The quarterly change resulted primarily from a $243 negative rate variance, which was only partially offset by an $80 positive volume variance. The tax-equivalent yield on earning assets for the third quarter decreased 86 basis points to 6.21 percent in 2008 from 7.07 percent in 2007. This resulted in a $989 reduction to tax-equivalent interest revenue. Partially mitigating this decrease was a 64 basis point decline in our cost of funds to 2.74 percent in 2008 from 3.38 percent in 2007. With regard to volume changes, average earning assets increased $29.3 million comparing the third quarters of 2008 and 2007. The increase resulted in additional interest revenue of $276. Partially offsetting this increase was a $19.1 million increase in average interest-bearing liabilities, which resulted in additional interest expense of $196.
Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin decreased 8 basis points to 4.21 percent for the nine months ended September 30, 2008, compared to 4.29 percent for the same period of 2007. For the third quarter, our net interest margin was 4.06 percent in 2008 and 4.40 percent in 2007. The FOMC has indicated that future monetary policy adjustments would depend on incoming economic data. Given the instability of current economic conditions further changes in market interest rates are uncertain. Net interest income could be adversely affected by changes in general market rates and/or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the nine months ended September 30, 2008 and 2007, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.
Summary of net interest income

	September 30, 2008			September 30, 2007
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning assets:
Loans:
Taxable	$442,007	$21,979	6.64%	$414,972	$22,847	7.36%
Tax-exempt	52,106	2,567	6.58	39,998	1,972	6.59
Investments:
Taxable	5,939	172	3.87	43,344	1,343	4.14
Tax-exempt	28,812	1,624	7.53	29,712	1,683	7.57
Federal funds sold	11,618	145	1.67	2,037	75	4.92

Total earning assets	540,482	26,487	6.55%	530,063	27,920	7.04%
Less: allowance for loan losses	5,020			4,599
Other assets	33,394			28,606

Total assets	$568,856			$554,070

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$24,593	362	1.97%	$26,634	578	2.90%
NOW accounts	69,844	1,213	2.32	64,312	1,471	3.06
Savings accounts	102,604	838	1.09	102,573	1,117	1.46
Time deposits less than $100	170,728	5,162	4.04	179,431	5,909	4.40
Time deposits $100 or more	53,355	1,694	4.24	41,617	1,491	4.79
Short-term borrowings	8,190	178	2.90	8,144	331	5.43

Total interest-bearing liabilities	429,314	9,447	2.94%	422,711	10,897	3.45%
Noninterest-bearing deposits	80,207			75,409
Other liabilities	3,143			2,788
Stockholders’ equity	56,192			53,162

Total liabilities and stockholders’ equity	$568,856			$554,070

Net interest income/spread		$17,040	3.61%		$17,023	3.59%

Net interest margin			4.21%			4.29%
Tax equivalent adjustments:
Loans		$873			$670
Investments		552			572

Total adjustments		$1,425			$1,242

Note:	Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,753 and $1,324 for the nine months ended September 30, 2008 and 2007 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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
For the three months and nine months ended September 30, 2008, the provision for loan losses totaled $400 and $1,013. For the respective periods of 2007, the provision for loan losses amounted to $75 and $300. The increase in the provision from 2007 was due to increases in both nonperforming loans and net charge-offs.
Noninterest Income:
Noninterest revenue for the third quarter rose $41 or 4.6 percent to $930 in 2008 from $889 in 2007. Despite the collapse of the housing market, income from mortgage banking improved $22. Service charges, fees and commissions increased $19. For the nine months ended September 30, 2008, noninterest revenue totaled $2,933, an increase of $282 or 10.6 percent from $2,651 for the same nine months of 2007. Revenue received from our Trust and Wealth Management Division primarily accounted for the $109 or 4.6 percent rise in service charges, fees and commissions. In addition, we experienced a $173 or 63.8 percent increase in mortgage banking income.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Major components of noninterest expense for the three months and nine months ended September 30, 2008 and 2007, are summarized as follows:
Noninterest expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Salaries and employee benefits expense:
Salaries and payroll taxes	$1,700	$1,606	$5,048	$4,617
Employee benefits	469	452	1,366	1,279

Salaries and employee benefits expense	2,169	2,058	6,414	5,896

Net occupancy and equipment expense:
Net occupancy expense	276	264	918	877
Equipment expense	307	294	948	918

Net occupancy and equipment expense	583	558	1,866	1,795

Other expenses:
Marketing expense	261	243	597	534
Other taxes	46	75	295	351
Stationery and supplies	69	82	215	308
Contractual services	446	451	1,304	1,386
Insurance including FDIC assessment	84	61	220	177
Other	425	393	1,203	1,042

Other expenses	1,331	1,305	3,834	3,798

Total noninterest expense	$4,083	$3,921	$12,114	$11,489

For the third quarter, noninterest expense increased $162 or 4.1 percent to $4,083 in 2008 from $3,921 in 2007. Personnel costs rose 5.4 percent, while occupancy and equipment costs and other expenses increased 4.5 percent and 2.0 percent. For the nine months ended September 30, 2008, noninterest expense increased $625 or 5.4 percent to $12,114 in 2008 from $11,489 in 2007. As a result of the increased expense, our operating efficiency weakened. We measure our efficiency using two key industry ratios, the operating efficiency ratio and the overhead ratio. The operating efficiency ratio is defined as noninterest expense as a percentage of net interest income and noninterest income, and the overhead ratio is calculated by dividing noninterest expense by average total assets. Our operating efficiency ratio was 65.3 percent for the nine months ended September 30, 2008 and 62.3 percent for the same nine months of 2007. Our overhead ratio was stable at 2.8 percent for the nine months ended September 30, 2008 and 2007.
Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $2,169 for the third quarter of 2008. The $111 or 5.4 percent increase resulted from additional staffing in the Private Banking and Trust and Wealth Management Divisions, annual merit increases, higher employee benefit costs and a reduction in recorded loan origination

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
deferred costs. For the nine months ended September 30, 2008, payroll and benefit related expenses totaled $6,414 or 52.9 percent of total noninterest expense, an increase of $518 from $5,896 or 51.3 percent of total noninterest expense for the same nine months of 2007.
Additional depreciation and maintenance costs associated with our new service offering, CB&T DirectSM, coupled with higher building-related expenses, resulted in a $25 or 4.5 percent increase in occupancy and equipment expenses comparing the third quarters of 2008 and 2007. For the nine months ended September 30, 2008, occupancy and equipment expense totaled $1,866, an increase of $71 or 4.0 percent from $1,795 for the same nine months of 2007.
For the third quarter, other expenses increased $26 or 2.0 percent to $1,331 in 2008 from $1,305 in 2007. Higher marketing and insurance costs, partially offset by decreases in supply costs and contractual services, were the primary reasons for the slight increase. For the nine months ended September 30, 2008, other expenses totaled $3,834, an increase of $36 compared to $3,798 for the same period of 2007.
Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Deposit Insurance Fund (“DIF”) administered by the FDIC. The annual DIF assessment rate is determined first by the capital category we are assigned to by the FDIC and then into which supervisory group we are placed. Based on our latest assignments, we would be assessed at the lowest rates of those institutions posing the least amount of risk to the DIF and would expect to pay between 5 and 7 cents per $100 dollars of assessable deposits in 2008. Substantially all of the 2008 assessments will be satisfied by utilization of the remainder of the one-time credit issued by the FDIC. The estimated increase in FDIC insurance expense related to the Deposit Insurance Assessments for 2009 is $316 based on current assessment rates.
There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established the annual FICO assessment rates effective for the third quarter of 2008 at $0.0112 per $100 dollars of DIF-assessable deposits. Our assessments totaled $50 and $43 for the nine months ended September 30, 2008 and 2007.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Income Taxes:
For the nine months ended September 30, income tax expense totaled $721 in 2008, a decrease of $722 or 50.0 percent from $1,443 in 2007. Our effective tax rate improved to 13.3 percent in 2008 from 21.7 percent in 2007. The improvement resulted primarily from the utilization of $279 in investment tax credits from our investment as a limited partner in an elderly housing project. This project will afford us approximately $3.7 million in investment tax credits over a 10-year period which began in 2007. We expect to recognize a total of $372 in tax credits in 2008. In addition to these investment tax credits, we utilize loans and investments from tax-exempt organizations to help mitigate our tax burden. Tax-exempt interest income as a percentage of total interest income equaled 11.0 percent for the nine months ended September 30, 2008, compared to 9.0 percent for the same nine months of 2007.
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

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
As of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures, as of September 30, 2008, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Comm Bancorp, Inc.
OTHER INFORMATION
Part II. Other Information
Item 1. Legal Proceedings
NONE
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended September 30, 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number	Average	as Part of Publicly	yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Month Ended	Purchased	Per Share	or Programs	or Programs

July 31, 2008	3,201	$42.61	3,201	12,687
August 31, 2008	1,110	42.89	1,110	11,577
September 30, 2008	1,149	43.16	1,149	10,428

Total	5,460	$42.78	5,460

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

Registrant, Comm Bancorp, Inc.

Date: November 12, 2008	/s/ William F. Farber, Sr.

William F. Farber, Sr.
President and Chief Executive Officer
Chairman of the Board/Director
(Principal Executive Officer)

Date: November 12, 2008	/s/ Scott A. Seasock

Scott A. Seasock
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2008	/s/ Stephanie A. Westington, CPA

Stephanie A. Westington, CPA
Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Item Number	Description	Page

31(i)	CEO and CFO Certifications Pursuant to Rule 13a-14(a)/15d-14(a).	50

32	CEO and CFO Certifications Pursuant to Section 1350.	54