Form 10-K
period 2008-12-31
COMM BANCORP INC
filed 2009-03-26
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number 0-17455
Comm Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2242292

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 North State Street, Clarks Summit, PA	18411

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (570) 586-0377
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.33 per share

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting common stock held by non-affiliates based on the closing sale price as of the last business day of the registrant’s most recently completed second fiscal quarter: $58,424,942 at June 30, 2008.
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 1,724,445 at March 11, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2008, are incorporated by reference in Part II of this Annual Report. Portions of the registrant’s 2009 Proxy Statement are incorporated by reference in Part III of this Annual Report.

Exhibit Index on Page 41

COMM BANCORP, INC.
FORM 10-K INDEX

COMM BANCORP, INC.
FORM 10-K
Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, and any other written or oral statements made by or on behalf of us may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Our business and financial results are affected by business and economic conditions, both generally and specifically in the Northeastern Pennsylvania market in which we operate. In particular, our businesses and financial results may be impacted by:
•	Changes in interest rates and valuations in the debt, equity and other financial markets;

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products;

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates;

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular;

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors;

•	Changes resulting from the newly enacted Emergency Economic Stabilization Act of 2008;

•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, that could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally;

•	Changes in local, regional and national economic conditions and our assessment of the impact of those changes on our estimates including the allowance for loan losses;

•	Changes in the competitive landscape that could impact our business and financial performance as the financial industry restructures in the current environment;

•	Current economic and financial market conditions, as our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through 2009 with continued wide market credit spreads and our view that national economic trends currently point to a continuation of severe recessionary conditions through 2009, followed by a subdued recovery;

•	Legal and regulatory developments that could have an impact on our ability to operate our businesses, financial condition, results of operations, competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (i) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (ii) increased litigation risk from recent regulatory and other governmental developments; (iii) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement powers; (iv) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (v) changes in accounting policies and principles;

•	Our ability to identify and effectively manage risks inherent in our businesses, including where appropriate, through the effective use of third-party insurance and capital management techniques;

•	Our ability to anticipate and respond to technological changes that can have an impact on our ability to respond to customer needs and to meet competitive demands;

•	Our ability to implement our business initiatives and strategies that could affect our financial performance over the next several years;

•	Competition that can impact our customer acquisition, growth and retention, as well as our credit spreads and product pricing, which can affect market share, deposits and revenues; and

•	Widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally, or on us or on our customers and suppliers.

The words “believe,” “expect,” “anticipate,” “project” and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of us. Any such statements speak only as of the date the statement was made. We undertake no obligation to update or revise any forward-looking statements.
Part I
Item 1. Business
General
We are a registered bank holding company incorporated in 1983 as a Pennsylvania business corporation and are headquartered in Clarks Summit, Pennsylvania. We have two wholly-owned subsidiaries, Community Bank and Trust Company, referred to as Community Bank, and Comm Realty Corporation, referred to as Comm Realty. Our business consists primarily of the management and supervision of Community Bank. Comm Realty, a Pennsylvania business corporation, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank. Our principal source of income is dividends paid by Community Bank. At December 31, 2008, we had approximately:
•	$604.0 million in total assets;

•	$485.9 million in loans;

•	$542.3 million in deposits; and

•	$57.8 million in stockholders’ equity.
Community Bank is a Pennsylvania commercial bank and a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Community Bank is a full-service commercial bank providing a wide range of products and services, including time and demand deposit accounts, consumer, commercial and mortgage loans and commercial leases to individuals and small- to medium-sized businesses. Community Bank’s principal market area comprises Lackawanna, Luzerne, Monroe, Susquehanna, Wayne and Wyoming counties located in the Northeast corner of the Commonwealth of Pennsylvania. At December 31, 2008, Community Bank had 15 community banking offices and one loan production office located within this market area.
Community Bank competes with 27 commercial banks, 6 thrift institutions and 54 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers, while consumer discount, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

Community Bank has three wholly-owned subsidiaries, Community Leasing Corporation, referred to as Community Leasing, Comm Financial Services Corporation, referred to as Comm Financial Services and Community Abstract Services, LLC, referred to as Community Abstract. Community Leasing, a Pennsylvania business corporation, engages in commercial leasing. Comm Financial Services, a Pennsylvania business corporation, engages in selling insurance products and services and in providing asset management services. Community Abstract, a Pennsylvania limited liability company, offers title insurance and abstract services to residential and commercial mortgage loan customers.
As of December 31, 2008, Community Bank had 185 full-time equivalent employees. We and Community Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.
Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. Our other sources of funds are provided by investing activities, including principal and interest payments on loans and investment securities, and operating activities, primarily net income. We offer a variety of deposit accounts with a range of interest rates and terms, including money market accounts, NOW accounts, savings accounts, certificates of deposit and demand deposit accounts. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2008, our deposits totaled $542.3 million. Of the total deposit balance, $170.2 million or 31.4 percent represented time deposits less than $100 thousand and $101.0 million or 18.6 percent represented savings accounts. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include money market, NOW, savings, time deposits less than $100 thousand and demand deposit accounts, which in the aggregate, represented 85.0 percent of total deposits at December 31, 2008, and 91.2 percent of total deposits at December 31, 2007. A further discussion of our deposits is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 1.
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
Intercompany Transactions
Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), limit borrowings by us from Community Bank and also limit various other transactions between us and Community Bank. For example, Section 23A limits to no more than 10.0 percent of its total capital the aggregate outstanding amount of Community Bank’s loans and other “covered transactions” with any particular nonbank affiliate including financial subsidiaries, and limits to no more than 20.0 percent of its total capital the aggregate outstanding amount of Community Bank’s “covered transactions” with all of its affiliates including financial subsidiaries. At December 31, 2008, approximately $5.6 million was available for loans to us from Community Bank. Section 23A also generally requires that Community Bank’s loans to its nonbank affiliates, including financial subsidiaries, be secured, and Section 23B generally requires that Community Bank’s transactions with its nonbank affiliates, including financial subsidiaries, be at arm’s-length terms. Also, we and Community Bank and any financial subsidiary are prohibited from engaging in certain “tie-in” arrangements in connection with extensions of credit or provision of property or services.
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
Capital Requirements
We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Federal Reserve Board on Community Bank. Under these risk-based capital requirements, bank holding companies and banks are required to maintain Tier I and Total capital, less certain deductions, of at least 4.0 percent and 8.0 percent of their total risk-weighted assets, including certain off-balance sheet items, such as unused lending commitments and standby letters of credit. At December 31, 2008, we met both requirements, with Tier I and Total capital ratios of 11.1 percent and 12.2 percent. Community Bank also met both requirements at December 31, 2008, with Tier I and Total capital ratios of 10.2 percent and 11.2 percent.
The Federal Reserve Board also requires banks and bank holding companies to maintain a minimum Leverage ratio, Tier I capital to total average assets less intangible assets, of 3.0 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. Our Leverage ratio was 9.6 percent and Community Bank’s Leverage ratio was 8.8 percent at December 31, 2008.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires Federal Reserve Board regulators to take prompt corrective action if an FDIC-insured depository institution does not meet minimum capital requirements, including the termination of deposit insurance by the FDIC and certain restrictions on its business. FDICIA establishes five capital categories for insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category into which an institution is classified. Rules adopted by the Federal Reserve Board under FDICIA provide that a state member bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of 10.0 percent or greater, a Tier I risk-based capital ratio of 6.0 percent or greater, a Leverage ratio of 5.0 percent or greater and the institution is not subject to a written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2008, Community Bank was well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the Federal Reserve Board’s prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.
Dividend Restrictions
We are a legal entity separate and distinct from Community Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if the payment would render us insolvent. Our revenues consist primarily of dividends paid by Community Bank. Various federal and state statutory provisions limit the amount of dividends Community Bank can pay to us without regulatory approval. Under Pennsylvania law, Community Bank may declare and pay dividends to us only out of accumulated net earnings and as long as the surplus of Community Bank would not be reduced below its stated paid-in capital. At December 31, 2008, approximately $4.3 million was available for payment of dividends to us.

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
Deposit Insurance Assessments
Community Bank’s deposits are insured by the FDIC and as a result, Community Bank is subject to FDIC deposit insurance assessments. Under the provisions of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Bank Insurance Fund and the Savings Association Insurance Fund were merged to form the Deposit Insurance Fund (“DIF”). As a result of the formation of the DIF, all insured institutions are subject to the same assessment rate schedule issued by the FDIC. The assessment rate schedule is determined by the Designated Reserve Ratio (“DRR”), the level that the FDIC would like the DIF to achieve as a percentage of insured deposits. Current legislation permits the FDIC to set the DRR between 1.15 percent and 1.50 percent. For 2008, the FDIC set the DRR at 1.25 percent.
Under the Reform Act, the amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Effective January 1, 2007, the assessment rates ranged between $0.05 and $0.43 per $100 in assessable deposits. Each institution is placed into one of four risk categories depending on the institution’s capital ratios and supervisory ratings. Institutions, including Community Bank, in Risk Category I will be charged a rate between $0.05 and $0.07 per $100 of assessable deposits. For the majority of these institutions, base assessment rates will be based on the financial ratio method. Under this method, each financial ratio and a weighted-average of capital, asset quality, management, earnings, liquidity and sensitivity to market risk supervisory component ratings is multiplied by a pricing multiplier. The sum of these products is added to a uniform amount to produce an assessment rate between 2 and 4 basis points, the range of base rates for institutions in Risk Category I. Any increase in rates above the base rate schedule is then added or any decrease is subtracted. The annual assessment rate for Community Bank for 2008 was approximately $0.07 per $100 of assessable deposits.
The Reform Act also provided for a one-time assessment credit for eligible insured depository institutions, which may be used to offset future DIF assessments. Community Bank’s one-time assessment credit was $445 thousand when it was established in 2006. During 2007, Community Bank utilized this credit to entirely offset $206 thousand of its deposit insurance assessments. The remaining credit of $239 thousand was used to partially offset 2008 assessments. As a result, Community Bank’s FDIC insurance expense increased $16 thousand in 2008 and is expected to increase further in 2009.
On February 27, 2009, the FDIC adopted a restoration plan designed to replenish the DIF over a period of seven years ending December 31, 2015. Due to the recent number of bank failures the reserve ratio has declined from 1.19 percent of insured deposits at March 31, 2008, to an estimated 0.40 percent of insured deposits at December 31, 2008. In order to implement this restoration plan, the FDIC has changed its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by $0.07 per $100 of assessable deposits. These new rates range from $0.12 to $0.14 per $100 of assessable deposits for Risk Category I institutions to $0.50 per $100 of assessable deposits for Risk Category IV institutions. Beginning April 1, 2009, the base assessment rates would range from $0.12 to $0.16 per $100 of assessable deposits for Risk Category I institutions to $0.45 per $100 of assessable deposits for Risk Category IV institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for small institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10.0 billion in assets, while providing a reduction for their unsecured debt. In addition to these changes, due to the severity of the decrease in the DIF, the restoration plan provides for a special emergency assessment of $0.20 per $100 of assessable deposits on June 30, 2009, which will be collected on September 30, 2009. It also allows the FDIC to impose possible additional special assessments of up to $0.10 per $100 of assessable deposits thereafter to maintain public confidence in the DIF. Based on the new assessment rates our FDIC insurance expense is estimated to be $567 thousand. In addition, we expect to pay $1.1 million for the special emergency assessment on September 30, 2009.
In addition to DIF assessments, the Deposit Insurance Funds Act of 1996 provides for assessments to pay for the cost of Financing Corporation (“FICO”) funding. The FICO is a mixed ownership government corporation whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. In 2008, Community Bank paid FICO assessments of $56 thousand.
Emergency Economic Stabilization Act of 2008
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). Pursuant to the EESA, the United States Treasury has the authority to, among other things, invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700.0 billion, for the purpose of stabilizing and providing liquidity to the United States financial markets. On October 14,

2008, the United States Treasury announced a plan, referred to as the Capital Purchase Program (“CPP”) to invest up to $250.0 billion of this $700.0 billion in certain eligible United States banks, thrifts and their holding companies in the form of non-voting, senior preferred stock initially paying quarterly dividends at a 5.0 percent annual rate. In the event the United States Treasury makes any such senior preferred investment in any company, it will also receive 10-year warrants to acquire common shares of the company having an aggregate market price of 15.0 percent of the amount of the senior preferred investment.
Our Board of Directors reviewed three reasons why we may want to participate in the CPP:
•	To proactively recapitalize Community Bank if the Board of Directors anticipated future reductions in Community Bank’s capital caused, for example, by loan and investment losses;

•	If we thought the probability was high that we would acquire a troubled bank, a healthy bank or one or more branches over the next three years; and

•	If as a result of our market going through a “shake up” due to mergers of significant financial institutions, significant assets could migrate to Community Bank causing much larger than expected asset growth.
The Board of Directors reviewed the general requirements under the CPP, including operational restrictions that would be imposed, such as:
•	Issuance of non-voting preferred stock at a 5.0 percent dividend rate which is equal to a rate of approximately 7.7 percent on a pre-tax basis and which payment would have preference over any dividend payments to our holders of common stock;

•	Issuance of stock purchase warrants to the United States Treasury equal to 15.0 percent of the amount of CPP funds received with an exercise price at the current market level;

•	Restrictions on buy-backs of our common stock and no increase in the dividends to be paid on our common stock; and

•	If we decide to buy-back the preferred stock from the United States Treasury, we must use funds generated from the sale of our securities which could cause a dilution in value of the shares of common stock currently held by our stockholders.
Our Board of Directors decided not to participate in the CPP after carefully evaluating the objectives, requirements and restrictions of participating in the program. In addition, the enactment of EESA temporarily raised the basic limit on federal deposit insurance coverage from $100 thousand to $250 thousand per depositor. The temporary increase in deposit insurance coverage became effective October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100 thousand after December 31, 2009.
On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”). The final rule was adopted on November 21, 2008. The FDIC stated that its purpose is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks of 31 days or greater, thrifts, and certain holding companies, and by providing full coverage of all transaction accounts, regardless of dollar amount. Inclusion in the program was voluntary. Participating institutions are assessed fees based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. A 10 basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts. The Company and Community Bank opted out of the TLGP.
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
Community Reinvestment Act
We are also subject to the CRA and the regulations promulgated to implement the CRA, which are designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. Community Bank received an “outstanding” rating in its last CRA examination which was held on April 9, 2007. “Outstanding” is the highest CRA rating that a depository institution can receive.
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
Subprime and Predatory Lending
The Federal Reserve Board has issued regulations and is proposing more rigorous standards under new rules, which implement the Home Ownership and Equity Protection Act (“HOEPA”). This Act imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The regulations lower the rate levels that trigger the application of HOEPA and include additional fees in the calculation of the fee amount that triggers HOEPA. The loans that Community Bank currently makes are generally below the rate and fee levels that trigger HOEPA.
Community Bank must also comply with a Pennsylvania law, Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as “predatory lending,” among other things, and is applicable to Community Bank’s closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100 thousand made at a “high cost,” which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:
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
Mortgage Lending Acts
On July 8, 2008, Pennsylvania Governor Rendell signed into law Acts 56, 57, 58, 59 and 60 of 2008, which pertain to the mortgage industry in Pennsylvania. Act 56 of 2008 combined two mortgage licensing laws that pertain to first and secondary lien residential mortgage lending into a single licensing law and now requires individuals engaged in nonclerical mortgage activities to obtain separate individual “mortgage originator” licenses. Act 57 of 2008 amended the Pennsylvania Usury Law by increasing from $50 thousand to $218 thousand the applicability of the usury law to residential mortgage loans. Act 58 of 2008 authorized the Department of Banking to require initial and renewal license applicants for lender and broker licenses to use a national electronic licensing system and to pay related processing fees. Act 59 of 2008 increased penalties for violation of the Real Estate Appraisers Certification Act and added three government officials to the State Board of Certified Real Estate Appraisers. Act 60 of 2008 amended the Pennsylvania Housing Finance Agency (“PHFA”) Law by requiring mortgage lenders, including Community Bank, to periodically provide to PHFA a list of residential mortgage foreclosure notices issued during the most recent period and contains amendments to the rules for providing a mortgage borrower in default with a Notice of Intention to Foreclose.
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
In addition to the above location, at December 31, 2008, we owned 10 and leased 4 retail community banking offices and leased a limited purpose office used solely for loan production. We also lease an office building located at 1212 South Abington Road, Clarks Summit, Lackawanna County, Pennsylvania, which serves as our loan operations center. We consider our properties to be suitable and adequate for our current and immediate future purposes.
Item 3. Legal Proceedings
We, Community Bank and our subsidiaries are not parties to any legal proceedings that could have any significant effect upon our financial condition or operating results. In addition, we, Community Bank and our subsidiaries are not parties to any legal proceedings under federal and state environmental laws.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 1,159 stockholders of record, including individual participants in security position listings, and 1,724,445 shares of common stock, par value of $0.33 per share, the only authorized class of stock outstanding as of March 11, 2009. Our common stock trades on The NASDAQ Global MarketSM as CommBcp under the symbol “CCBP.” The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2008 and 2007 are summarized in the following table:

			Dividends
2008:	High	Low	Declared
First quarter	$47.25	$41.00	$0.27
Second quarter	48.00	41.00	0.27
Third quarter	44.92	40.75	0.27
Fourth quarter	$42.00	$35.00	$0.27

			Dividends
2007:	High	Low	Declared
First quarter	$49.93	$42.26	$0.26
Second quarter	50.22	47.00	0.26
Third quarter	49.90	46.00	0.26
Fourth quarter	$52.60	$43.90	$0.26
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

The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended December 31, 2008:

			Total
			Number of
			Shares
			Purchased
			as Part of	Maximum Number
	Total Number	Average	Publicly	of Shares that may
	of Shares	Price Paid	Announced	yet be Purchased
Month Ending	Purchased	Per Share	Programs(1)	Under the Programs(1)

October 31, 2008	4,241	$40.07	4,241	56,187
November 30, 2008	720	38.16	720	55,467
December 31, 2008	12,182	39.06	12,182	43,285

Total	17,143	$39.27	17,143

(1)	On October 15, 2008, the Board of Directors ratified the purchase of up to an additional 50,000 shares of common stock. As of December 31, 2008, there were 43,285 shares available for repurchase under this Program. The 2008 Stock Repurchase Program has no expiration date.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Our Disclosure Controls and Internal Controls
As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures, as of December 31, 2008, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
Under Section 404 of SOX, we are required to assess the effectiveness of our internal control over financial reporting at the end of each fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective. The assessment report on the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2008, is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 9A.
Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we may routinely modify, upgrade and enhance our internal control and procedures for financial reporting. However, there were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter of our fiscal year ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
At December 31, 2008, we had 10 directors. Our directors are elected at each annual meeting of stockholders for a one-year term and until their successors are duly elected and qualified. A majority of the directors have been determined by the Board of Directors to satisfy the independence requirements mandated by the SEC, The NASDAQ Global MarketSM and any related banking laws. Our independent directors met twice during 2008 without the presence of management to discuss management’s performance and our overall strategic direction.

The following information is presented for each of our current directors, all of whom have been nominated to become a director at our 2009 Annual Stockholders Meeting.

	Age as of		Director
Name	March 11, 2009	Principal Occupation for Past Five Years	Since

David L. Baker	63	Senior Vice President of Community Bank.	1988

William F. Farber, Sr.	71	President and CEO of Comm Bancorp, Inc. and Community Bank.	1983

Judd B. Fitze	57	Partner in Farr, Davis & Fitze, a law firm.	1995

Dean L. Hesser	42	President of Tom Hesser Chevrolet, Inc. and Tom Hesser Nissan, LLC, automobile dealerships.	2003

John P. Kameen	67	Publisher of The Forest City News.	1983

Erwin T. Kost	65	President of Kost Tire Distributors, Inc.	1997

Susan F. Mancuso	57	Partner in Mancuso & Mancuso, Accounting & Tax Service.	2003

Joseph P. Moore, III(1)	57	Auto Dealer, Manheim Imports, an automobile dealership.	2000

(1)	A son of Joseph P. Moore, Jr., who owns beneficially more than 5.0 percent of our common stock.
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

The following directors are members of the Nominating and Corporate Governance Committee: Joseph P. Moore, III, Chairperson; Dean L. Hesser; and Susan F. Mancuso. The Nominating and Corporate Governance Committee operates pursuant to a Charter approved and adopted by our Board of Directors. A copy of our written Charter of the Nominating and Corporate Governance Committee is filed at Exhibit 99(ii) to our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File Number: 0-17455, and is incorporated in its entirety by reference into this report. The text of the Charter of the Nominating and Corporate Governance Committee and our Bylaws are posted on our website at http://www.combk.com. Copies of this Charter will be provided, without charge, upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations.
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
The following directors are members of the Joint Audit Committee: Susan F. Mancuso, Chairperson; Erwin T. Kost; and Joseph P. Moore, III. The Joint Audit Committee operates pursuant to a Charter approved and adopted by our Board of Directors. A copy of our written Charter of the Joint Audit Committee, as amended March 2, 2007, is filed as Exhibit 99(i) to our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File Number: 0-17455, and is incorporated in its entirety by reference into this report. The text of this Charter is posted on our website at http://www.combk.com. Copies of this Charter will be provided, without charge, upon written request to Comm Bancorp, Inc., 125 North State Street, Clarks Summit, PA 18411, Attn: Investor Relations.
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

In fulfilling its oversight responsibilities, the Joint Audit Committee reviewed with us the audited financial statements and the footnotes to those statements for our fiscal year 2008 Annual Report to Stockholders and discussed with us the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.
The Joint Audit Committee reviewed and discussed with the independent registered public accounting firm their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters required to be discussed by the Joint Audit Committee with the independent registered public accounting firm under the auditing standards of the Public Company Accounting Oversight Board (United States). Our independent registered public accounting firm has expressed the opinion that our audited financial statements present fairly, in all material respects, our financial position, the results of operations and cash flows for the fiscal year 2008, in conformity with accounting principles generally accepted in the United States of America.
The Joint Audit Committee discussed with the independent registered public accounting firm their independence from us and our management, and received from them the written disclosures and the letter required by the Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.”
Prior to the issuance of this report, the Joint Audit Committee discussed with the independent registered public accounting firm, matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended, including the overall scope and timing for their respective audits. In addition, the Joint Audit Committee met with the internal auditing firm, the internal auditor and the independent registered public accounting firm to discuss the results of their examinations, their consideration of our internal controls and the overall quality of our financial reporting.
In relying on the reviews and discussions referred to above, the Joint Audit Committee recommended to the Board of Directors that the audited financial statements be included in this report. The Joint Audit Committee also recommended to the Board of Directors the selection of Beard Miller Company LLP, Certified Public Accountants, to serve as our independent registered public accounting firm.
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
The committee oversees the internal procedures, adopted from time to time, to assist in the identification of suitable candidates to serve as directors. The committee also has the authority to retain professional consultants to assist in the task of identifying possible candidates, although it did not do so in 2008.
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
The following information is presented for our executive officers:

	Held	Employee	Age as of
Name and Position	Since	Since	March 11, 2009

William R. Boyle
Executive Vice President and Chief Credit Officer	2001	2001	49

William F. Farber, Sr.
President and CEO, Chairman of the Board	2001	2001	71

John P. Kameen
Secretary	1996	(1)	67

Scott A. Seasock
Executive Vice President and CFO	1989	1989	51

(1)	Not our employee or an employee of Community Bank. This person did not receive any additional fees for serving as an Executive Officer.
Section 16(a) Beneficial Ownership Reporting Compliance
Executive officers, directors and “beneficial owners” of more than 10.0 percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Global MarketSM pursuant to Section 16(a).
We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2008.
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
Summary Compensation Table
The following table presents compensation information for each of the years ended December 31, 2008 and 2007, for the named executive officers.
SUMMARY COMPENSATION TABLE

				Non-Equity
				Incentive
				Plan	All Other
		Salary	Bonus	Compensation	Compensation	Total
Name & Position	Year	($)	($)	($)	($)(1)	($)
William F. Farber, Sr.	2008	161,090	30,000	-0-	70,274	261,364
President and CEO	2007	160,645	30,000	-0-	73,064	263,709

Scott A. Seasock	2008	155,410	13,800	6,200	8,924	184,334
Executive Vice President and CFO	2007	143,153	4,180	16,820	10,317	174,470

William R. Boyle	2008	155,410	20,000	-0-	8,905	184,315
Executive Vice President and CCO	2007	143,153	20,000	-0-	10,040	173,193

(1)	Represents contributions Community Bank made on behalf of the named executive officers pursuant to the defined contribution plan, except for Mr. Farber who also received director fees of $61,500 for services as Chairman of the Board of Community Bank. Aggregate perquisites and other personal benefits were less than $10,000 for each named executive officer, and therefore, need not be presented.

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
Mr. Seasock takes part in our non-equity incentive plan. His bonus is based on a formula for us achieving a certain return on average assets and percentage increase in net income ranges and is intended to serve as incentive for performance to occur over a specified period. Under the bonus formula for Mr. Seasock, the achievement ranges for return on average assets and percentage increase in net income are given equal weighting. The minimum achievement ranges were 1.00 percent to 1.05 percent for return on average assets and 5.00 percent to 5.90 percent for percentage increase in net income for 2008. The bonus Mr. Seasock earned in 2008, based on the above performance measures, is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The Executive Compensation Committee has the ability to award bonuses in excess of the amounts calculated pursuant to this formula based on the aforementioned criteria for discretionary annual bonuses. A discretionary bonus of $13,800 was awarded to Mr. Seasock in 2008. Both the non-equity incentive plan compensation and the discretionary bonus were not paid to Mr. Seasock until 2009.
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
During 2008, annual discretionary contributions of $127,700 were allocated among participants’ accounts under the defined contribution plan. Discretionary matching contributions under the 401(k) feature of the plan totaled $162,581 in 2008. Contributions made by Community Bank on behalf of the named executive officers to the plan are included in the “All Other Compensation” column of the Summary Compensation Table.
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
The following table sets forth the estimated aggregate amount of such severance and change-in-control payments that each of the two named executive officers would receive based upon their salary and benefits as of December 31, 2008, if a termination event as described above had occurred:

		Estimated Aggregate Amount
	Estimated Lump-Sum Severance	to be Paid as a Result of Change-In
	Payment as a Result of	-Control under the Employment
Name and Title	Non-Renewal of Agreement ($)(1)	Agreement ($)(2)
Scott A. Seasock, Executive Vice President and CFO	310,819	344,786
William R. Boyle, Executive Vice President and CCO	310,819	320,786

(1)	This estimated amount is gross salary without any deductions for applicable withholding taxes.

(2)	This estimated amount includes gross salary without any deductions for applicable withholding taxes and 24 months of premiums for long-term disability insurance and medical insurance. This estimated amount has not been reduced to a present worth value.
A change in control under these agreements is generally defined as:
•	A substantial sale or disposition of our or Community Bank’s assets or operations;

•	A person holding beneficial ownership of enough shares of our stock to gain majority control of the Board of Directors; or

•	At any time during any 24 consecutive months commencing with the date of these agreements, a majority of the directors of us or Community Bank are persons who were not members of the respective boards at the beginning of such period, unless changes in the board’s membership were the result of death, voluntary resignation or retirement.

A termination for good reason under these agreements is generally defined as:
•	Without the officer’s consent, any assignment of duties other than duties described in the agreement;

•	Any removal of the officer from, or failure to re-elect the officer to, his position for cause;

•	Any failure to pay the officer his benefits as described in his agreement;

•	Any material breach of the agreement by us or Community Bank; or

•	A change in control.
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
In 2008, the Executive Compensation Committee met three times to discuss the performance of the named executive officers and compared their performance, and our performance, with peer group companies. The Chair of the Executive Compensation Committee distributes relevant material to the members to assist them in discussion and review of each named executive officer’s total compensation package. For example, the Human Resources Director of Community Bank prepares a spreadsheet delineating each named executive officer’s salary, benefits and perquisites for this committee to review. In addition, the Chair reviews current bank industry trade journals and other publications for articles on executive compensation in the banking industry and the Chair disseminates that information to members of this committee.
The members of this committee also discuss his and other named executive officers’ compensation packages with Mr. Farber, our Chairman, President and CEO, to solicit his views. Generally, this committee meets in November of each year to discuss and award bonuses to the named executive officers to be paid prior to year-end. Moreover, the committee meets at least once in the second quarter of each year to fix that year’s compensation package for each named executive officer. The Executive Compensation Committee fixes each named executive officer’s compensation package and the Chair of this committee then informs the Human Resources Director of Community Bank of that decision.

In addition to the spreadsheet information that this committee will receive, we will also consider for 2009 compensation the contribution of each named executive officer in creating a culture of performance with integrity. We will also consider the years of service that each named executive officer has given to us and their contributions to civic life in the communities in which we conduct business.
Executive Compensation Committee
Judd B. Fitze
John P. Kameen
Erwin T. Kost
J. Robert McDonnell
Joseph P. Moore, Jr.
The following table presents compensation information for Community Bank’s directors for 2008.
DIRECTORS’ COMPENSATION TABLE

	Fees Earned	All Other
Name	or Paid in Cash ($)	Compensation ($)(1)		Total($)
Judd B. Fitze	24,000	3,225	(2)	27,225
John P. Kameen	24,000	3,650	(3)	27,650
Each of our other directors	24,000	1,500	(4)	25,500

(1)	Aggregate perquisites and other personal benefits were less than $10,000 for each director, and therefore, need not be presented.

(2)	Mr. Fitze received: (i) fees totaling $1,725 for appraisal services provided to Community Bank; and (ii) a year-end cash bonus of $1,500 as director of Community Bank.

(3)	Mr. Kameen received: (i) fees totaling $2,150 for appraisal services provided to Community Bank; and (ii) a year-end cash bonus of $1,500 as director of Community Bank.

(4)	Year-end cash bonus of $1,500.
Mr. Baker is employed by Community Bank as Senior Vice President and is responsible for business development in the Susquehanna and Wyoming Counties of Pennsylvania. Mr. Baker, in addition to having extensive banking experience, is well known and respected in the communities we serve. For his services as Senior Vice President, Mr. Baker received a salary of $56,531, a discretionary cash bonus of $5,000, and contributions to Community Bank’s defined contribution plan of $2,995 in 2008. The total amount of all other perquisites received by Mr. Baker was less than $10,000.
Director fees and all other compensation are paid to the directors by Community Bank. Our directors are not paid for attendance at Comm Bancorp, Inc.’s Board of Directors’ meetings. There were no stock awards, option awards, non-equity incentive plan compensation, other long-term compensation or nonqualified deferred compensation earnings paid to any director in 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This section describes how much stock our directors and executive officers own. It also describes the persons or entities that own more than 5.0 percent of our voting stock.
Stock Owned by Directors and Executive Officers
This table indicates the number of shares of our common stock owned by the directors and executive officers as of March 11, 2009. The aggregate percentage of shares owned by all directors and executive officers is 13.34 percent. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

	Amount and Nature of
Name of Individual or Identity of Group	Beneficial Ownership(1)	Percent of Class
David L. Baker	13,596.896	—
William R. Boyle(2)	3,298.786	—
William F. Farber, Sr.	150,960.000	8.75%
Judd B. Fitze	15,894.743	—
Dean L. Hesser	1,800.000	—
John P. Kameen	19,572.000	1.13%
Erwin T. Kost	11,175.197	—
Susan F. Mancuso	4,821.820	—
Joseph P. Moore, III	100.000	—
Scott A. Seasock(2)	8,884.552	—
All Directors and Executive Officers as a group (8	230,103.994	13.34%
Directors, 4 Executive Officers, 10 persons in total)

(1)	Includes shares held: (i) directly; (ii) jointly with spouse; (iii) jointly with various relatives; (iv) by the transfer agent in our dividend reinvestment account; (v) individually in employee benefit plans; and (vi) in various trusts.

(2)	Executive officer, not a director.
Voting Stock Owned by “Beneficial Owners”
The following are the persons or entities known by us to own beneficially more than 5.0 percent of our common stock as of March 11, 2009.

Name and Address	Number of Shares(1)	Percent of Class
Joseph P. Moore, Jr.	171,330.000	9.94%
400 Williamson Road Gladwyne, PA 19035
William F. Farber, Sr.	150,960.000	8.75%
Crystal Lake Road R.R.1, Box 1281 Carbondale, PA 18407

(1)	Includes shares held: (i) directly; and (ii) in various trusts.

Item 13. Certain Relationships and Related Transactions and Director Independence
We encourage our directors and executive officers to have banking and financial transactions with Community Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.
The total consolidated loans made by Community Bank at December 31, 2008, to our directors and officers as a group, members of their immediate families and companies in which they have a 10.0 percent or more ownership interest was $7.6 million or 13.1 percent of our total consolidated capital accounts. The largest aggregate balance for these loans in 2008 was $7.9 million or 13.6 percent of our total consolidated capital accounts. During 2008, advances and repayments on these loans were $1.1 million and $1.4 million. These loans did not involve more than the normal risk of collectibility nor did they present any other unfavorable features.
Item 14. Principal Accounting Fees and Services
The fees billed for professional services rendered by our independent registered public accounting firm for each of the two years ended December 31, 2008 and 2007, are summarized as follows:

Year Ended December 31,	2008	2007

Audit fees(1)	$107,730	$104,178
Audit-related fees(2)		6,000

Total	$107,730	$110,178

(1)	Audit fees consist of fees billed for services rendered for the audit of our annual financial statements on Form 10-K and review of financial statements included in our Form 10-Q, or services that are normally provided in connection with statutory and regulatory filings.

(2)	Audit-related fees consist of fees billed for services rendered for assurance and related services on our tender offer.
The Joint Audit Committee’s pre-approval policies and procedures related to products and services provided by our independent registered public accounting firm are set forth in the Charter of the Joint Audit Committee of us and Community Bank. For the two years ended December 31, 2008 and 2007, all of the audit fees, audit-related fees, tax fees and other fees were pre-approved by the Joint Audit Committee.

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

(b) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number
Referred to
Item 601 of
Regulation S-K	Description of Exhibit
2	None.
3(i)	Articles of Incorporation, as amended, filed at Exhibit 3(i) to our Annual Report on Form 10-K for the year ended December 31, 2006, Commission file number 0-17455 on March 30, 2007, and incorporated hereto by reference.
3(ii)	Bylaws, as amended, filed at Exhibit 3(ii) to our Annual Report on Form 10-K for the year ended December 31, 2006, Commission file number 0-17455 on March 30, 2007, and incorporated hereto by reference.
4	None.
9	None.
10	Executive Employment Agreements filed as Exhibits 10.01 and 10.02 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission file number 0-17455 on November 13, 2001, and incorporated hereto by reference.
11	None.
12	None.
13	Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 2008.
14	Code of Ethics, filed at Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003, Commission file number 0-17455 on March 29, 2004, and incorporated hereto by reference.
16	None.
18	None.
21	List of Subsidiaries.
22	None.
23	None.
24	None.
31(i)	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).
CFO certification pursuant to Rule 13a-14(a)/15d-14(a).
31(ii)	Not Applicable.
32	CEO certification pursuant to Section 1350.
CFO certification pursuant to Section 1350.
33	Not Applicable.
34	Not Applicable.
35	Not Applicable.
99(i)	Charter of the Joint Audit Committee, as amended, filed at Exhibit 99(i) to our Annual Report on Form 10-K for the year ended December 31, 2006, Commission file number 0-17455 on March 30, 2007, and incorporated hereto by reference.
100	None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

COMM BANCORP, INC. (Registrant)		Date

BY:	/s/ William F. Farber, Sr.	March 23, 2009

William F. Farber, Sr., President and Chief Executive Officer Chairman of the Board (Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date

/s/ David L. Baker David L. Baker, Director	March 23 , 2009

/s/ William F. Farber, Sr. William F. Farber, Sr., President and Chief Executive Officer Chairman of the Board/Director (Principal Executive Officer)	March 23 , 2009

/s/ Judd B. Fitze Judd B. Fitze, Director	March 23 , 2009

/s/ Dean L. Hesser Dean L. Hesser, Director	March 23 , 2009

/s/ John P. Kameen John P. Kameen, Secretary/Director	March 23 , 2009

/s/ Erwin T. Kost Erwin T. Kost, Director	March 23 , 2009

Signature and Capacity	Date

/s/ Susan F. Mancuso Susan F. Mancuso, Director	March 23 , 2009

/s/ Joseph P. Moore, III Joseph P. Moore, III, Director	March 23 , 2009

/s/ Scott A. Seasock Scott A. Seasock, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 23 , 2009

/s/ Stephanie A. Westington Stephanie A. Westington, CPA Vice President of Finance (Principal Accounting Officer)	March 23 , 2009

EXHIBIT INDEX

Exhibit
Number	Description	Page

13	Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 2008.	42

21	List of Subsidiaries.	158

31(i)	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).	159

	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO Certification Pursuant to Section 1350.	163

	CFO Certification Pursuant to Section 1350.