Form 10-Q
period 2009-03-31
COMM BANCORP INC
filed 2009-05-14
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,723,378 at April 30, 2009.

Exhibit Index on Page 49

COMM BANCORP, INC.
FORM 10-Q
March 31, 2009

*	Not Applicable

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

For the Three Months Ended March 31	2009	2008

Interest income:
Interest and fees on loans:
Taxable	$6,448	$7,568
Tax-exempt	666	571
Interest and dividends on investment securities available-for-sale:
Taxable	349	43
Tax-exempt	537	364
Dividends	11	12
Interest on federal funds sold	1	2

Total interest income	8,012	8,560

Interest expense:
Interest on deposits	2,633	3,270
Interest on short-term borrowings	56	128

Total interest expense	2,689	3,398

Net interest income	5,323	5,162
Provision for loan losses	570	330

Net interest income after provision for loan losses	4,753	4,832

Noninterest income:
Service charges, fees and commissions	764	798
Mortgage banking income	402	170
Net gains on sale of premises and equipment	294
Net gains on sale of investment securities available-for-sale	114

Total noninterest income	1,574	968

Noninterest expense:
Salaries and employee benefits expense	2,140	2,130
Net occupancy and equipment expense	675	638
Other expenses	1,533	1,231

Total noninterest expense	4,348	3,999

Income before income taxes	1,979	1,801
Provision for income tax expense	204	236

Net income	1,775	1,565

Other comprehensive income:
Unrealized holding gains on investment securities available-for-sale	342	244
Reclassification adjustment for gains included in net income	(114)
Income tax expense related to other comprehensive income	78	83

Other comprehensive income, net of income taxes	150	161

Comprehensive income	$1,925	$1,726

Per share data:
Net income	$1.03	$0.89
Cash dividends declared	$0.28	$0.27
Average common shares outstanding	1,728,371	1,753,376
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
Assets:
Cash and due from banks	$9,441	$8,017
Federal funds sold		12,700
Investment securities available-for-sale	75,249	80,574
Loans held-for-sale, net	2,243	1,390
Loans, net of unearned income	507,166	485,882
Less: allowance for loan losses	5,531	5,255

Net loans	501,635	480,627
Premises and equipment, net	11,785	11,753
Accrued interest receivable	2,456	2,143
Other assets	8,951	6,837

Total assets	$611,760	$604,041

Liabilities:
Deposits:
Noninterest-bearing	$77,752	$79,674
Interest-bearing	443,114	462,617

Total deposits	520,866	542,291
Short-term borrowings	27,450
Accrued interest payable	2,124	1,815
Other liabilities	2,397	2,137

Total liabilities	552,837	546,243

Stockholders’ equity:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
March 31, 2009, 1,721,845 shares; December 31, 2008, 1,730,062 shares	568	571
Capital surplus	7,741	7,694
Retained earnings	48,793	47,862
Accumulated other comprehensive income	1,821	1,671

Total stockholders’ equity	58,923	57,798

Total liabilities and stockholders’ equity	$611,760	$604,041

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity

Balance, December 31, 2008	$571	$7,694	$47,862	$1,671	$57,798
Net income			1,775		1,775
Dividends declared: $0.28 per share			(483)		(483)
Dividend reinvestment plan: 2,135 shares issued	1	78			79
Repurchase and retirement: 10,352 shares	(4)	(31)	(361)		(396)
Other comprehensive income, net of income taxes				150	150

Balance, March 31, 2009	$568	$7,741	$48,793	$1,821	$58,923

Balance, December 31, 2007	$579	$7,326	$45,353	$1,115	$54,373
Net income			1,565		1,565
Dividends declared: $0.27 per share			(473)		(473)
Dividend reinvestment plan: 2,621 shares issued	1	125			126
Repurchase and retirement: 3,786 shares	(2)	(11)	(161)		(174)
Other comprehensive income, net of income taxes				161	161

Balance, March 31, 2008	$578	$7,440	$46,284	$1,276	$55,578

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

For the Three Months Ended March 31	2009	2008

Cash flows from operating activities:
Net income	$1,775	$1,565
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	570	330
Depreciation and amortization of premises and equipment	232	237
Net amortization of investment securities	81	24
Amortization of net loan costs	86	98
Amortization of mortgage servicing rights	111	58
Deferred income tax expense (benefit)	(79)	174
Net gains on sale of investment securities available-for-sale	(114)
Net gains on sale of loans	(424)	(141)
Net gains on sale of premises and equipment	(294)
Losses on foreclosed assets		6
Changes in:
Loans held for sale, net	(429)	(645)
Accrued interest receivable	(313)	(76)
Other assets	(628)	(662)
Accrued interest payable	309	115
Other liabilities	169	420

Net cash provided by operating activities	1,052	1,503

Cash flows from investing activities:
Proceeds from repayments of investment securities available-for-sale	2,666	3,084
Proceeds from sales of investment securities available-for-sale	4,341
Purchases of investment securities available-for-sale	(1,421)	(1,372)
Proceeds from sale of foreclosed assets		74
Net increase in lending activities	(23,182)	(26,442)
Proceeds from sale of premises and equipment	509
Purchases of premises and equipment	(479)	(130)

Net cash used in investing activities	(17,566)	(24,786)

Cash flows from financing activities:
Net changes in:
Money market, NOW, savings and noninterest-bearing accounts	(9,513)	(15,372)
Time deposits	(11,912)	12,054
Short-term borrowings	27,450	18,100
Proceeds from the issuance of common shares	79	126
Repurchase and retirement of common shares	(396)	(174)
Cash dividends paid	(470)	(457)

Net cash provided by financing activities	5,238	14,277

Net decrease in cash and cash equivalents	(11,276)	(9,006)
Cash and cash equivalents at beginning of year	20,717	21,876

Cash and cash equivalents at end of period	$9,441	$12,870

Supplemental disclosures:
Cash paid during the period for:
Interest	$2,380	$3,283
Income taxes	11	420
Noncash items:
Transfers of loans to foreclosed assets	1,518
Unrealized gains on investment securities available-for-sale, net	$(150)	$(161)
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of presentation:
The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2009, are not necessarily indicative of the results of operations that may be expected in the future.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.
2. Earnings per common share:
The Company had no dilutive potential common shares outstanding during the three-month periods ended March 31, 2009 and 2008, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.
3. Fair value measurements and impairments:
On April 9, 2009, the Financial Accounting Standards Board (“FASB”)issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, which include:
•	FSP Financial Accounting Standard (“FAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
guidelines for making fair value measurements more consistent with the principles presented in Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”

•	FSP FAS 107-1 and Accounting Principles Bulletin 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and ABP 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting other than temporary impairment losses on securities.
The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The adoption of these Staff Positions on June 30, 2009, is not expected to have a material effect on the operating results or financial position of the Company.
4. Fair values of financial instruments:
GAAP establishes a fair value hierarchy that prioritizes the inputs to the valuation methods used to measure fair value into three levels which include the following:
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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Assets measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008, are summarized below:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
March 31, 2009	Amount	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment securities available-for-sale	$72,712	$210	$72,502

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2008	Amount	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment securities available-for-sale	$79,458	$225	$79,233
Investment securities available-for-sale reported at fair value using Level 1 inputs include marketable equity securities trading in active exchange markets. The fair value of investment securities available-for-sale utilizing Level 2 inputs include debt securities with quoted market prices based on a matrix pricing model. This method for determining fair value is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Assets measured at fair value on a non-recurring basis at March 31, 2009 and December 31, 2008, are summarized below:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
March 31, 2009	Amount	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$14,045			$14,045
Foreclosed assets	$1,854			$1,854

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2008	Amount	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$16,135			$16,135
Foreclosed assets	$336			$336
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $17,609 and a related allowance of $3,564 at March 31, 2009. Impaired loans had a recorded investment of $19,707 and a related allowance of $3,572 at December 31, 2008. The fair value of foreclosed assets is based upon estimates derived through independent appraisals. Real estate acquired in connection with foreclosures is written down to fair value less cost to sell.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)
Forward-Looking Discussion:
Certain statements in this Form 10-Q are forward-looking statements that involve numerous risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:
Local, domestic and international economic and political conditions, and government monetary and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond our control may also adversely affect our future results of operations. Our management team, consisting of the Board of Directors and executive officers, expects that no particular factor will affect the results of operations. The continuation of downward trends in areas such as real estate, construction and business spending, may adversely impact our ability to maintain or increase profitability. Therefore, we cannot assure the continuation of our current level of income and growth.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Critical Accounting Policies:
Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.
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
We monitor the adequacy of the allocated portion of the allowance quarterly and adjust the allowance for any deficiencies through normal operations. This self-correcting mechanism reduces potential differences between estimates and actual observed losses. In addition, the unallocated portion of the allowance is examined quarterly to ensure that it is consistent with changes in the related criteria that would indicate a need to either increase or decrease it. The determination of the level of the allowance

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, we cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required resulting in an adverse impact on operating results.
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
For a further discussion of our critical account policies, refer to the note entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended December 31, 2008. This note lists the significant accounting policies used by management in the development and presentation of our financial statements. This Management’s Discussion and Analysis, the Notes to the Consolidated Financial Statements, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and evaluation of our financial position, results of operations and cash flows.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Operating Environment:
Recessionary conditions persisted in the United States, as the gross domestic product, the value of all goods and services produced in the Nation decreased at a seasonally-adjusted annual rate of 6.1 percent in the first quarter of 2009. The decline was significantly steeper than anticipated due to a 37.9 percent reduction in business spending. In addition, investment in residential housing decreased 38.0 percent, which marked the thirteenth consecutive quarterly decline. Labor markets weakened considerably as the unemployment rate for the Nation reached 8.5 percent in March 2009. Despite the rise in unemployment, consumer spending rose 2.2 percent in the first quarter, which reflected a 9.4 percent increase in spending for durable goods. Due to the extreme weakness in economic conditions, the Federal Open Market Committee (“FOMC”) kept the target range for the federal funds rate unchanged at 0.00 percent to 0.25 percent during the first quarter of 2009.
Review of Financial Position:
Total assets equaled $611.8 million at March 31, 2009, an increase of $7.8 million from $604.0 million at December 31, 2008. The 5.2 percent annualized growth resulted primarily from an increase of $21.3 million in loans, net of unearned income, to $507.2 million at the close of the first quarter from $485.9 million at the end of 2008. The increase in loans reflected strong demand for financing from municipalities within our market area. Deposit gathering slowed during the first quarter. Total deposits decreased $21.4 million to $520.9 million at March 31, 2009, from $542.3 million at December 31, 2008. In order to support the municipal loan demand and avoid being placed into an alternative minimum tax position caused by a higher level of tax-exempt income, we liquidated certain tax-exempt securities. We also utilized short-term borrowing arrangements with the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”). Available-for-sale investment securities declined $5.4 million, while short-term borrowings increased $27.5 million from December 31, 2008. Stockholders’ equity increased $1.1 million to $58.9 million at the end of the first quarter of 2009, from $57.8 million at December 31, 2008.
Investment Portfolio:
At March 31, 2009, our investment portfolio consisted primarily of intermediate-term, tax-exempt state and municipal obligations, which we use to mitigate our tax burden and short-term U.S. Government agency mortgage-backed securities, which provides us with a source of liquidity.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The carrying values of the major classifications of available-for-sale securities as they relate to the total investment portfolio at March 31, 2009, and December 31, 2008, are summarized as follows:
Distribution of investment securities available-for-sale

	March 31,		December 31,
	2009		2008
	Amount	%	Amount	%

State and municipals	$40,840	54.27%	$47,007	58.34%
Mortgage-backed securities	31,662	42.08	32,226	40.00
Equity securities:
Restricted	2,537	3.37	1,116	1.38
Other	210	0.28	225	0.28

Total	$75,249	100.00%	$80,574	100.00%

Investment securities totaled $75.2 million at March 31, 2009, a decrease of $5.4 million from $80.6 million at December 31, 2008. As a percentage of earning assets, investments securities equaled 12.9 percent at the close of the first quarter compared to 13.9 percent at year-end 2008. The unrealized holding gain equaled $1,821, net of income taxes of $939 at March 31, 2009, compared to $1,671, net of income taxes of $861 at the end of 2008.
For the three months ended March 31, 2009, we received proceeds from the sale of available-for-sale investment securities of $4.3 million. The securities sold were comprised entirely of intermediate-term, tax-exempt state and municipal obligations. These securities were sold to avoid a potential alternative minimum tax position caused by a higher level of tax-exempt income due to an increase in the demand for financing by municipal customers. Net gains recognized on the sale of available-for-sale investment securities totaled $114 for the three months ended March 31, 2009. No securities were sold during the first quarter of 2008.
For the three months ended March 31, 2009, the investment portfolio averaged $78.1 million, an increase of $41.4 million compared to $36.7 million for the same three months of 2008. The tax-equivalent yield on our investment portfolio declined 55 basis points to 6.09 percent for the first quarter of 2009 compared to 6.64 percent for the same quarter last year.
The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at March 31, 2009, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Maturity distribution of available-for-sale portfolio

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
March 31, 2009	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Amortized cost:
State and municipals	$1,058	7.85%	$4,809	7.81%	$19,270	7.42%	$13,783	7.34%	$38,920	7.45%
Mortgage-backed securities	6,964	4.15	22,705	4.09	1,079	4.25	148	3.85	30,896	4.11
Equity securities:
Restricted							2,537	1.46	2,537	1.46
Other							136	4.08	136	4.08

Total	$8,022	4.64%	$27,514	4.74%	$20,349	7.25%	$16,604	6.38%	$72,489	5.81%

Fair value:
State and municipals	$1,078		$5,023		$20,659		$14,080		$40,840
Mortgage-backed securities	7,140		23,250		1,120		152		31,662
Equity securities:
Restricted							2,537		2,537
Other							210		210

Total	$8,218		$28,273		$21,779		$16,979		$75,249

Loan Portfolio:
According to the minutes of the March 2009, FOMC meeting, economic activity in recent months continued to fall. Business spending decreased across a broad range of categories. Overall, first quarter 2009 business spending declined 37.9 percent. Investment in structures went down 44.2 percent. Equipment and software outlays decreased 33.8 percent. As a result of this decrease in spending within the corporate sector, commercial and industrial loans at all commercial banks throughout the United States contracted $40.9 billion or at an annualized rate of 10.5 percent from the end of 2008. With regard to our loan portfolio, business loans, including commercial loans, commercial mortgages and lease financing, increased $27.8 million to $343.5 million at March 31, 2009, from $315.7 million at December 31, 2008. However, the demand was concentrated in the municipal sector, as tax-exempt loans increased $28.7 million to $67.3 million at the close of the first quarter of 2009 from $38.6 million at year-end 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Despite relatively low mortgage rates, activity in the housing market remained weak. The rate for a 30-year, fixed-rate mortgage in the United States was 5.00 percent at March 31, 2009, 97 basis points lower than the 5.97 percent one year earlier. Low mortgage rates did not impact demand, as sales for new homes and existing homes both fell in March 2009. In addition, home prices continued to tumble. The median price of a new home decreased 12.2 percent, while the median existing home price fell 12.4 percent, compared to one year ago. Despite the ailing housing market, residential mortgage lending in the banking industry increased in the first quarter, as evidenced by a $43.6 billion or 4.6 percent annualized increase in real estate loans for all commercial banks from the end of 2008.
Due to favorable mortgage rates, activity in our secondary mortgage department was strong during the first quarter of 2009. Residential mortgage loans serviced for the Federal National Mortgage Association (“FNMA”) increased $7.1 million or at an annual rate of 23.1 percent to $131.7 million at the end of the first quarter of 2009 from $124.6 million at the end of 2008. In comparison, for the first quarter of 2008, residential mortgage loans serviced for the FNMA increased at an annualized rate of 6.6 percent. For the three months ended March 31, residential mortgages sold to the FNMA totaled $20.9 million in 2009 compared to $5.1 million in 2008. Net gains realized on the sale of residential mortgages totaled $424 for the first quarter of 2009, compared to $141 for the same quarter last year. As a result of the strong secondary market activity, we experienced a decrease of $4.0 million in residential mortgage loans to $108.1 million at March 31, 2009, from $112.1 million at December 31, 2008.
Consumer spending throughout the United States rose slightly during the first quarter of 2009 primarily as a result of the 9.4 percent increase in the purchase of durable goods. In addition, first quarter spending on non-durables and services increased 1.3 percent and 1.5 percent. Despite these improvements, our consumer loans decreased $0.9 million or 2.9 percent from the end of 2008.
Average loans grew $22.6 million or 4.6 percent to $516.5 million for the quarter ended March 31, 2009, from $493.9 million for the same quarter of 2008. Due to the sustained low interest rate environment and recording a higher volume of nonaccrual loans, the tax-equivalent yield on our loan portfolio decreased 101 basis points to 5.86 percent for the first quarter of 2009 compared to 6.87 percent for the same quarter of 2008. The FOMC has indicated that interest rates will remain at extremely low levels for some time due to the severity of the current recession. As a result, we expect further declines in loan yields.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The composition of the loan portfolio at March 31, 2009, and December 31, 2008, is summarized as follows:
Distribution of loan portfolio

	March 31,		December 31,
	2009		2008
	Amount	%	Amount	%

Commercial, financial and others	$198,993	39.24%	$170,305	35.05%
Real estate:
Construction	23,697	4.67	25,332	5.21
Residential	108,107	21.32	112,053	23.06
Commercial	141,914	27.98	142,641	29.36
Consumer, net	31,864	6.28	32,812	6.76
Lease financing, net	2,591	0.51	2,739	0.56

Loans, net of unearned income	507,166	100.00%	485,882	100.00%

Less: allowance for loan losses	5,531		5,255

Net loans	$501,635		$480,627

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. For the first quarter of 2009 market interest rates remained at historically low levels. Accordingly, we continued to place emphasis on originating medium-term, fixed-rate loans. Once rates appear to be headed higher, we will shift our emphasis to originating adjustable-rate loans. Fixed-rate loans represented 51.5 percent of the loan portfolio at March 31, 2009, compared to 49.8 percent at the end of 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity and sensitivity information of the loan portfolio to changes in interest rates by major classification at March 31, 2009, is summarized as follows:
Maturity distribution and interest sensitivity of loan portfolio

		After one
	Within	but within	After
March 31, 2009	one year	five years	five years	Total

Maturity schedule:
Commercial, financial and others	$100,580	$44,248	$54,165	$198,993
Real estate:
Construction	14,314	3,460	5,923	23,697
Residential	15,800	49,000	43,307	108,107
Commercial	20,072	56,373	65,469	141,914
Consumer, net	4,555	22,374	4,935	31,864
Lease financing, net	512	2,079		2,591

Total	$155,833	$177,534	$173,799	$507,166

Sensitivity schedule:
Predetermined interest rates	$83,448	$103,918	$73,737	$261,103
Floating or adjustable interest rates	72,385	73,616	100,062	246,063

Total	$155,833	$177,534	$173,799	$507,166

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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Commercial letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all commercial letters of credit have expiration dates within one year and often expire unused in whole or in part by the customer. The carrying value of the liability for our obligations under guarantees was not material at March 31, 2009 and December 31, 2008.
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
The contractual amounts of off-balance sheet commitments at March 31, 2009 and December 31, 2008, are summarized as follows:
Distribution of off-balance sheet commitments

	March 31,	December 31,
	2009	2008

Commitments to extend credit	$65,640	$69,235
Unused portions of lines of credit	20,743	19,855
Commercial letters of credit	14,922	15,447

Total	$101,305	$104,537

We record an allowance for credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at March 31, 2009 and December 31, 2008. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.
Asset Quality:
Our asset quality improved slightly from year-end 2008. Nonperforming assets decreased $829 to $23,410 at March 31, 2009, from $24,239 at December 31, 2008. The ratio of nonperforming assets to loans, net of unearned income, and foreclosed assets equaled 4.60 percent at March 31, 2009 and 4.99 percent at December 31, 2008. The improvement resulted from a decrease of $2,914 in nonaccrual loans, partially offset by increases of $567 in accruing loans past due 90 days or more and $1,518 in foreclosed assets.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
During the first quarter of 2009, three properties with an aggregate carrying value of $1,518 were transferred into foreclosed assets. No properties were sold during the three months ended March 31, 2009. At March 31, 2009, there were six properties with an aggregate carrying value of $1,854 in foreclosed assets.
We anticipate economic conditions in our local market area to remain stable for the remainder of 2009. However, should economic conditions weaken, borrowers’ ability to make timely loan payments could be further hindered. The possibility exists that these levels could deteriorate should this occur.
Information concerning nonperforming assets at March 31, 2009, and December 31, 2008, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers’ ability to comply with present loan repayment terms.
Distribution of nonperforming assets

	March 31,	December 31,
	2009	2008

Nonaccrual loans:
Commercial, financial and others	$7,456	$7,608
Real estate:
Construction	7,255	8,775
Residential	1,026	1,070
Commercial	4,333	5,498
Consumer, net	84	117
Lease financing, net

Total nonaccrual loans	20,154	23,068

Accruing loans past due 90 days or more:
Commercial, financial and others	221	170
Real estate:
Construction	481
Residential	253	75
Commercial	220	417
Consumer, net	119	104
Lease financing, net	108	69

Total accruing loans past due 90 days or more	1,402	835

Total nonperforming loans	21,556	23,903

Foreclosed assets	1,854	336

Total nonperforming assets	$23,410	$24,239

Ratios:
Nonperforming loans as a percentage of loans, net	4.25%	4.92%
Nonperforming assets as a percentage of loans, net, and foreclosed assets	4.60%	4.99%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council Interagency Policy Statement, as amended, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” for loans specifically identified to be individually evaluated for impairment and the requirements of SFAS No. 5, “Accounting for Contingencies,” for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.
We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our loan review department identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest twenty quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions to assure directional consistency of the allowance for loan loss account.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning impaired loans at March 31, 2009, and December 31, 2008, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.
Distribution of impaired loans

	March 31,	December 31,
	2009	2008

Nonaccrual loans:
Commercial, financial and others	$7,456	$7,608
Real estate:
Construction	7,255	8,775
Residential	1,026	1,070
Commercial	4,333	5,498
Consumer, net	84	117
Lease financing, net

Total nonaccrual loans	20,154	23,068

Accruing loans:
Commercial, financial and others	1,454	1,920
Real estate:
Construction	1,503	1,512
Residential	483	486
Commercial	6,178	6,904
Consumer, net	16	9
Lease financing, net

Total accruing loans	9,634	10,831

Total impaired loans	$29,788	$33,899

Ratio:
Impaired loans as a percentage of loans, net	5.87%	6.98%
Impaired loans decreased $4,111 to $29,788 at March 31, 2009, from $33,899 at December 31, 2008. Impaired loans, as a percentage of loans net of unearned income, improved to 5.87 percent at the close of the first quarter from 6.98 percent at the end of 2008. Nonaccrual loans decreased $2,914, while impaired accruing loans declined $1,197. The majority of the improvement in impaired loans was concentrated in the commercial real estate and land development sectors of the portfolio.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information related to the recorded investment in impaired loans for which there is a related allowance and the amount of that allowance and the recorded investment in impaired loans for which there is no allowance at March 31, 2009 and December 31, 2008, is summarized as follows:

	March 31, 2009		December 31, 2008
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance

Impaired loans:
With a related allowance	$17,609	$3,564	$19,707	$3,572
With no related allowance	12,179		14,192

Total	$29,788	$3,564	$33,899	$3,572

Interest income on impaired loans that would have been recognized had the loans been current, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 2009 and 2008, are summarized as follows:

Three Months Ended March 31	2009	2008

Gross interest due under terms	$537	$563
Interest income recognized	260	478

Interest income not recognized	$277	$85

Interest income recognized (cash-basis)	$192	$257

Average recorded investment in impaired loans	$32,662	$30,200
For the three months ended March 31, cash received on impaired loans applied as a reduction of principal totaled $2,316 in 2009 and $566 in 2008. At March 31, 2009, we had a $428 commitment to one commercial customer with impaired loans.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allocation of the allowance for loan losses at March 31, 2009 and December 31, 2008, is summarized as follows:
Allocation of the allowance for loan losses

	March 31,		December 31,
	2009		2008
		Category		Category
		as a		as a
		% of		% of
	Amount	loans	Amount	loans

Allocated allowance:
Specific:
Commercial, financial and others	$1,528	1.76%	$1,533	1.96%
Real estate:
Construction	1,442	1.73	1,516	2.12
Residential	166	0.30	169	0.32
Commercial	361	2.07	253	2.55
Consumer, net	67	0.01	101	0.03
Lease financing, net

Total specific	3,564	5.87	3,572	6.98

Formula:
Commercial, financial and others	433	37.48	253	33.09
Real estate:
Construction	34	2.94	37	3.09
Residential	270	21.02	246	22.74
Commercial	504	25.91	522	26.81
Consumer, net	418	6.27	511	6.73
Lease financing, net	7	0.51	7	0.56

Total formula	1,666	94.13	1,576	93.02

Total allocated allowance	5,230	100.00%	5,148	100.00%

Unallocated allowance	301		107

Total allowance for loan losses	$5,531		$5,255

The allocated element of the allowance for loan losses account was $5,230 at March 31, 2009, an increase of $82 from $5,148 at December 31, 2008. The change from year-end primarily resulted from a $90 increase in the formula portion of the allowance for impairment of loans collectively evaluated under SFAS No. 5. Specifically, the total loss factors for collectively evaluated commercial, financial and other loans increased from year-end 2008 due to a higher amount of average net charge-offs for the past five consecutive years. The specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114 equaled $3,564 at March 31, 2009, compared to $3,572 at the end of 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
In addition to this most likely point estimate, we are also required in accordance with regulatory guidance to develop a range of estimated losses for the allocated element based on degrees of risk. The range of estimated losses for the allocated element was from $4,726 to $5,482 at March 31, 2009.
The unallocated portion of the allowance for loan losses increased $194 to $301 at the end of the first quarter of 2009 from $107 at year-end 2008. We believe the unallocated portion of the allowance for loan losses account is sufficient to cover any inherent losses in the loan portfolio that have not been identified as part of the allocated allowance using our impairment methodology.
A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 2009, is summarized as follows:
Reconciliation of allowance for loan losses

March 31,
2009

Allowance for loan losses at beginning of period	$5,255
Loans charged-off:
Commercial, financial and others	265
Real estate:
Construction
Residential	35
Commercial
Consumer, net	24
Lease financing, net

Total	324

Loans recovered:
Commercial, financial and others	1
Real estate:
Construction
Residential	1
Commercial
Consumer, net	28
Lease financing, net

Total	30

Net loans charged-off	294

Provision charged to operating expense	570

Allowance for loan losses at end of period	$5,531

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.23%
Allowance for loan losses as a percentage of period end loans	1.09%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allowance for loan losses account equaled $5,531 or 1.09 percent of loans, net of unearned income, at March 31, 2009, compared to $5,255 or 1.08 percent at year-end 2008. The provision for loan losses of $570 exceeded net charge-offs of $294, which resulted in the $276 increase in the allowance for loan losses account.
Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Loans charged-off, net of recoveries, for the first quarter amounted to $294 in 2009 and $20 in 2008. As a percentage of average loans outstanding, net charge-offs equaled 0.23 percent for the first quarter of 2009 and 0.02 percent for the first quarter of 2008.
Deposits:
As a result of rising unemployment and overall recessionary conditions, consumer confidence fell to record lows. Despite experiencing a slight increase in consumer spending, consumers continued to increase their level of savings. The savings rate increased to 4.2 percent in February 2009 compared to 3.6 percent in December 2008. Despite the increase in the nationwide savings rate, our total deposits decreased $21.4 million to $520.9 million at March 31, 2009, from $542.3 million at December 31, 2008. Noninterest-bearing deposits declined $1.9 million, while interest-bearing deposits decreased $19.5 million. Historically, during the first quarter of each year, our deposits are influenced by the cyclical deposits trends of certain business and municipal customers. Interest-bearing transaction accounts decreased $7.6 million due to these trends, as certain larger-account balances vary due to timing of tax receipts and disbursements and government contracts. In addition, we experienced a reduction in total time deposits of $11.9 million.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 2009 and 2008, are summarized as follows:
Deposit distribution

	March 31,		March 31,
	2009		2008
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Interest-bearing:
Money market accounts	$28,352	0.83%	$28,650	2.23%
NOW accounts	76,743	1.62	71,707	2.89
Savings accounts	100,659	0.49	98,602	1.24
Time deposits less than $100	168,255	3.48	167,407	4.29
Time deposits $100 or more	75,233	3.78	44,561	4.57

Total interest-bearing	449,242	2.38%	410,927	3.20%
Noninterest-bearing	79,997		72,666

Total deposits	$529,239		$483,593

For the three months ended March 31, total deposits averaged $529.2 million in 2009, an increase of $45.6 million or 9.4 percent compared to $483.6 million in 2008. Interest-bearing deposits rose $38.3 million, while noninterest-bearing deposits grew $7.3 million. Interest-bearing transaction accounts, including money market, NOW and savings accounts, averaged $6.8 million higher, while total time deposits grew $31.5 million. Market interest rates are at historically low levels. The 3-month U.S. Treasury rate declined 117 basis points to 0.21 percent at March 31, 2009, from 1.38 percent at March 31, 2008. In addition, given the steepness of interest rate reductions in 2008, management reduced the standard rate paid for interest-bearing transaction accounts 25 basis points to 0.25 percent from 0.50 percent. As a result of this action along with a rate reduction in those accounts tied to the 3-month U.S. Treasury rate, our cost of deposits for the first quarter decreased 82 basis points to 2.38 percent in 2009 from 3.20 percent in 2008. The FOMC has indicated that it will keep interest rates at these low levels for some time. We anticipate our funding costs to remain favorable for the remainder of 2009. However, should competition within our market area intensify, our cost of funds could be negatively impacted.
An influx of monies from promotional gas lease certificates of deposit offered during the second half of 2008 caused a $25.0 million increase in volatile deposits, time deposits in denominations of $100 or more, to $73.5 million at March 31, 2009, from $48.5 million at March 31, 2008. These deposits averaged $75.2 million in 2009, an increase of $30.6 million or 68.6 percent from an average of $44.6 million in 2008. Due to the decline

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
in market interest rates, the average cost of large denomination time deposits declined 79 basis points to 3.78 percent for the first three months of 2009 from 4.57 percent for the same three months of last year.
Maturities of time deposits $100 or more at March 31, 2009, and December 31, 2008, are summarized as follows:
Maturity distribution of time deposits of $100 or more

	March 31,	December 31,
	2009	2008

Within three months	$22,330	$19,271
After three months but within six months	25,414	20,470
After six months but within twelve months	7,356	25,522
After twelve months	18,381	16,272

Total	$73,481	$81,535

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
Given the recent financial crisis and current economic recession, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should we have material weaknesses in our risk management process or high exposure relative to our capital, bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.
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
Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
March 31, 2009	three months	twelve months	five years	five years	Total

Rate sensitive assets:
Investment securities	$1,927	$6,291	$28,273	$38,758	$75,249
Loans held for sale, net	2,243				2,243
Loans, net of unearned income	125,710	92,933	211,865	76,658	507,166

Total	$129,880	$99,224	$240,138	$115,416	$584,658

Rate sensitive liabilities:
Money market accounts	$19,617	$6,432			$26,049
NOW accounts	56,959	16,957			73,916
Savings accounts	10,532		$92,778		103,310
Time deposits less than $100	35,982	40,501	78,841	$11,034	166,358
Time deposits $100 or more	22,330	32,770	17,402	979	73,481
Short-term borrowings	27,450				27,450

Total	$172,870	$96,660	$189,021	$12,013	$470,564

Rate sensitivity gap:
Period	$(42,990)	$2,564	$51,117	$103,403
Cumulative	$(42,990)	$(40,426)	$10,691	$114,094	$114,094

RSA/RSL ratio:
Period	0.75	1.03	1.27	9.61
Cumulative	0.75	0.85	1.02	1.24	1.24
At March 31, 2009, we had a cumulative one-year RSA/RSL ratio of 0.85, which was a decrease from 0.90 one year earlier. Given the rapidly declining interest rates throughout 2008, ALCO focused on maintaining a liability sensitive position. With regard to RSA, we predominantly offered medium-term, fixed-rate loans. With respect to RSL, we offered promotional certificates of deposit with short-term maturities. Specifically, the volume of RSL was significantly impacted by the promotional gas lease certificates of deposit, which mature during the second and third quarters of 2009. Now that interest rates are at historically low levels and are expected to remain there for some time, the focus of ALCO is to reduce the negative gap position to provide equilibrium between RSA and RSL. In order to accomplish this, we plan to continue to cautiously offer medium-term, fixed-rate loans. Upon the threat of rising interest rates, we will immediately begin promoting adjustable-rate loans that reprice immediately

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
with changes in the prime rate. In addition, we have discontinued our short-term certificate of deposit promotions and began offering preferential rates on longer-term certificates of deposit, including 60-, 72- and 90-month maturities. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.
Specifically, the decrease in our RSA/RSL ratio resulted from a $12.1 million or 4.7 percent increase in RSL, coupled with a $2.9 million or 1.3 percent decrease in RSA maturing or repricing within one year. The increase in RSL resulted from a $9.3 million increase in short-term borrowings and a $2.8 million increase in total deposits maturing or repricing within the next 12 months. Total time deposits maturing within this time frame increased $2.4 million. With respect to RSA maturing or repricing within 12 months, the decrease primarily resulted from a $6.5 million decrease in loans, net of unearned income, partially offset by a $3.3 million increase in investment securities.
Our three-month ratio at March 31, 2009, also decreased as compared to one year earlier. At the end of the first quarter of 2009 this ratio equaled 0.75 as compared to 0.82 at March 31, 2008. The change in the three-month ratio resulted primarily from a $7.1 million decrease in RSA, coupled with a $5.9 million increase in RSL. As previously mentioned, we predominantly offered medium-term, fixed-rate loans. As a result, loans, net of unearned income, maturing or repricing within three months decreased $5.5 million. The promotional gas lease certificate of deposit promotion was the predominate factor influencing the increase in RSL.
Static gap analysis, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position, variations occur daily as we adjust our rate sensitivity position throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of our Asset/Liability Management Policy assigns money market and NOW accounts to the “Due after three but within twelve months” repricing interval. In reality, these items may reprice less frequently and in different magnitudes than changes in general interest rate levels.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. According to the most recent model results, instantaneous and parallel shifts in general market rates of plus 100 basis points would cause a 2.6 percent decrease in net interest income for the twelve months ended March 31, 2009. Under a rate shock of minus 100 basis points, our projected net interest income is also expected to decrease by 3.5 percent, as some deposit rates are already at or near minimum levels due to the historically low rate environment.
We will continue to monitor our IRR position in 2009 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to promote a favorable IRR position.
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
We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after March 31, 2010. Our noncore funds at March 31, 2009, consisted of short-term borrowings with the FHLB-Pgh and time deposits in denominations of $100 or more. Time deposits in denominations of $100 or more are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2009, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
17.4 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 13.9 percent at the end of the first quarter of 2009. These ratios indicate that we had some reliance on noncore funds at March 31, 2009. Comparatively, our ratios weakened in comparison to year-end 2008 indicating our reliance on noncore funds had increased. The increase in noncore funding reliance resulted primarily from an influx of monies into large denomination time deposits due to the promotional gas lease certificate of deposit offering and the utilization of short-term borrowing arrangements.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold. Cash and cash equivalents decreased $11.3 million in the first quarter of 2009. In comparison, cash and cash equivalents decreased $9.0 million in the same period last year. For the three months ended March 31, 2009 and 2008, a net cash outflow from investing activities more than offset net cash inflows from operating and financing activities.
Primary investing activities involve transactions related to our lending activities and investment securities. Net cash used in investing activities for the first quarter decreased $7.2 million to $17.6 million in 2009 from $24.8 million in 2008. Net cash used for lending activities decreased $3.2 million to $23.2 million in 2009 from $26.4 million in 2008. In addition, proceeds received from sales and repayments of investment securities, net of purchases, increased for the three months ended March 31, to $5.6 million in 2009 from $1.7 million in 2008.
Operating activities provided net cash of $1.1 million for the first three months of 2009, compared to $1.5 million for the same period of 2008. Net income, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses, and net changes in current assets, is the primary source of funds from operations.
Deposit gathering is our predominant financing activity. We received $5.2 million in net cash from financing activities for the first three months of 2009, compared to $14.3 million for the same three months of 2008. Cyclical trends usually cause a decrease in deposits during the first quarter. Total deposits decreased during the first quarter of 2009, resulting in a net cash outflow of $21.4 million. Comparatively, for the first quarter of 2008 total deposits decreased $3.3 million. In addition, we utilized short-term borrowings of $27.5 million from the FHLB-Pgh as a source of liquidity, compared to $18.1 million last year.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Capital Adequacy:
Stockholders’ equity equaled $58.9 million or $34.22 per share at March 31, 2009, an increase of $1.1 million from $57.8 million or $33.41 per share at December 31, 2008. Net income of $1,775 was the primary factor leading to the improvement. Also affecting stockholders’ equity were net cash dividends declared of $404, common stock repurchases of $396 and other comprehensive income resulting from market value fluctuations of the investment portfolio of $150.
We declared dividends of $483 or $0.28 per share for the quarter ended March 31, 2009. The dividend payout ratio was 27.2 percent and 30.2 percent for the first quarters of 2009 and 2008. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic conditions, capital and growth objectives, regulatory dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the first quarter of 2009, 2,135 shares were issued under this plan.
Management periodically purchases shares of our common stock under a repurchase program. During the first three months of 2009, 10,352 shares were repurchased under this program. At March 31, 2009, 32,933 shares authorized under this program were available to be repurchased.
We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-weighted assets ratio of 4.0 percent and a total capital to risk-weighted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2009 and 2008. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required implementation of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.
Our and Community Bank’s capital ratios at March 31, 2009 and 2008, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:
Regulatory capital

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

March 31	2009	2008	2009	2008	2009	2008

Basis for ratios:
Tier I capital to risk-weighted assets:
Consolidated	$56,686	$53,897	$20,935	$19,925
Community Bank	51,379	48,859	20,798	19,781	$31,197	$29,671
Total capital to risk-weighted assets:
Consolidated	62,217	58,831	41,871	39,851
Community Bank	56,910	53,793	41,596	39,562	51,995	49,452
Tier I capital to total average assets less intangibles assets:
Consolidated	56,686	53,897	24,917	22,317
Community Bank	51,379	48,859	$24,771	$22,163	$30,963	$27,704

Risk-weighted assets:
Consolidated	509,637	484,269
Community Bank	506,201	480,653
Risk-weighted off-balance sheet items:
Consolidated	13,749	13,866
Community Bank	13,749	13,866
Average assets for Leverage ratio:
Consolidated	622,935	557,927
Community Bank	$619,267	$554,076

Ratios:
Tier I capital as a percentage of risk- weighted assets and off-balance sheet items:
Consolidated	10.8%	10.8%	4.0%	4.0%
Community Bank	9.9	9.9	4.0	4.0	6.0%	6.0%
Total of Tier I and Tier II capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	11.9	11.8	8.0	8.0
Community Bank	10.9	10.9	8.0	8.0	10.0	10.0
Tier I capital as a percentage of total average assets less intangibles assets:
Consolidated	9.1	9.7	4.0	4.0
Community Bank	8.3%	8.8%	4.0%	4.0%	5.0%	5.0%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
We and Community Bank have consistently maintained regulatory capital ratios well above the minimum levels of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following: (i) a Tier I risk-based ratio of at least 6.0 percent; (ii) a total risk-based ratio of at least 10.0 percent; and (iii) a Leverage ratio of at least 5.0 percent. Based on the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at March 31, 2009. There are no conditions or events since this notification that we believe have changed Community Bank’s category.
Review of Financial Performance:
Net income for the first quarter increased $210 or 13.4 percent to $1,775 or $1.03 per share in 2009 compared to $1,565 or $0.89 per share in 2008. Higher net interest income and noninterest income were the primary factors leading to the earnings improvement. Comprehensive income equaled $1,925 for the first quarter of 2009 compared to $1,726 for the same quarter of 2008. Return on average assets and return on average equity equaled 1.15 percent and 12.30 percent for the three months ended March 31, 2009 compared to 1.13 percent and 11.38 percent for the same three months of 2008.
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
Net interest income changes due to rate and volume

	March 31,
	2009 vs. 2008
	Increase (decrease)
	attributable to
	Total
	Change	Rate	Volume
Interest income:
Loans:
Taxable	$(1,120)	$(1,215)	$95
Tax-exempt	144	(115)	259
Investments:
Taxable	305	32	273
Tax-exempt	263	(10)	273
Federal funds sold	(1)	(3)	2

Total interest income	(409)	(1,311)	902

Interest expense:
Money market accounts	(101)	(99)	(2)
NOW accounts	(209)	(243)	34
Savings accounts	(182)	(188)	6
Time deposits less than $100	(341)	(350)	9
Time deposits $100 or more	196	(103)	299
Short-term borrowings	(72)	(143)	71

Total interest expense	(709)	(1,126)	417

Net interest income	$300	$(185)	$485

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the three months ended March 31, tax-equivalent net interest income improved $300 or 5.3 percent to $5,943 in 2009 from $5,643 in 2008. The improvement resulted from a positive volume variance partially offset by a negative rate variance.
We experienced a positive volume variance, which resulted in additional net interest income of $485, as growth in average earning assets exceeded that of interest-bearing liabilities. Average earning assets grew $64.5 million or 12.2 percent to $595.4 million for the first quarter of 2009 from $530.9 million for the same quarter last year, which resulted in a $902 increase in tax-equivalent interest revenue. Average investments grew $41.4 million or 112.8 percent to $78.1 million for the first quarter of 2009 from $36.7 million for the same quarter of 2008. As a result of this growth, tax-equivalent interest revenue increased $546. Loans, net of unearned income, averaged $22.6 million or 4.6 percent higher comparing the three months ended March 31, 2009 and 2008, which caused an increase in interest revenue of $354.
Average interest-bearing liabilities increased $54.0 million to $481.0 million in 2009 from $427.0 million in 2008. This increase resulted in additional interest expense of $417, which only partially offset the additional revenue resulting from the growth in earning assets. Specifically, average total time deposits increased $31.5 million, which resulted in an increase in interest expense of $308. Short-term borrowings averaged $15.7 million higher comparing the three months ended March 31, 2009 and 2008, which resulted in additional interest expense of $71. Average interest-bearing transaction accounts, which include money market, NOW accounts and savings accounts, grew $6.8 million and together caused interest expense to increase $38.
A negative rate variance caused a decrease in tax-equivalent net interest income of $185. Due to a decrease in market rates, we experienced reductions in both our tax-equivalent yield on earning assets and our cost of funds. The tax-equivalent yield on earning assets decreased 97 basis points to 5.88 percent for the three months ended March 31, 2009, from 6.85 percent for the same period of 2008, and resulted in a reduction in interest revenue of $1,311. Specifically, the tax-equivalent yield on the loan portfolio decreased 101 basis points to 5.86 percent for the first quarter of 2009 from 6.87 percent for the same quarter of 2008. Adjustable-rate loans repriced downward due to a 200 basis point differential in the prime rate comparing 2009 and 2008. In addition, the yield on the loan portfolio was also adversely affected by an increase in nonaccrual loans. The decrease in loan yields caused a $1,330 reduction in tax-equivalent interest revenue.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The reduction in revenue was offset partially by a decrease in interest expense of $1,126, which resulted from a 93 basis point decrease in the cost of funds to 2.27 percent for the first quarter of 2009 from 3.20 percent for the same quarter of 2008. We experienced significant reductions in the rates paid for both interest-bearing transaction accounts as well as time deposits and short-term borrowings. A significant portion of nonpersonal interest-bearing accounts are comprised of deposits of local area school districts and municipalities that have negotiated rates or rates that are indexed to the 3-month U.S. Treasury Bill. This rate was 0.21 percent at March 31, 2009, a decrease of 117 basis points from 1.38 percent at March 31, 2008. In addition, given the steepness of interest rate declines, at the end of 2008 Management reduced the standard rate paid for interest-bearing transaction accounts that are not tied to an index or a negotiated rate, 25 basis points to 0.25 percent from 0.50 percent. As a result, the cost of money market, NOW and savings accounts decreased 140 basis points, 127 basis points and 75 basis points when comparing the first quarters of 2009 and 2008, and caused a combined decrease to interest expense of $530. The decline in short-term rates also impacted our time deposit costs. The average cost of time deposits decreased 77 basis points to 3.58 percent in 2009 from 4.35 percent in 2008. This resulted in a reduction in interest expense of $453. Short-term borrowing costs decreased 249 basis points, which lowered interest expense by $143.
Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin contracted 23 basis points to 4.05 percent in 2009 from 4.28 percent in 2008. However, in comparison to the fourth quarter of 2008, our net interest margin improved 38 basis points from 3.67 percent to 4.05 percent. Short-term interest rates are expected to remain low for the remainder of 2009. However, no assurance can be given that these conditions will occur. Net interest income could be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended March 31, 2009 and 2008, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the prevailing statutory tax rate of 34.0 percent.
Summary of net interest income

	March 31, 2009			March 31, 2008
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning assets:
Loans:
Taxable	$447,922	$6,448	5.84%	$442,334	$7,568	6.88%
Tax-exempt	68,567	1,009	5.97	51,601	865	6.74
Investments:
Taxable	34,068	360	4.29	7,423	55	2.98
Tax-exempt	44,051	814	7.49	29,270	551	7.57
Federal funds sold	833	1	0.49	247	2	3.26

Total earning assets	595,441	8,632	5.88%	530,875	9,041	6.85%
Less: allowance for loan losses	5,503			4,777
Other assets	33,413			32,234

Total assets	$623,351			$558,332

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$28,352	58	0.83%	$28,650	159	2.23%
NOW accounts	76,743	306	1.62	71,707	515	2.89
Savings accounts	100,659	122	0.49	98,602	304	1.24
Time deposits less than $100	168,255	1,445	3.48	167,407	1,786	4.29
Time deposits $100 or more	75,233	702	3.78	44,561	506	4.57
Short-term borrowings	31,773	56	0.71	16,085	128	3.20

Total interest-bearing liabilities	481,015	2,689	2.27%	427,012	3,398	3.20%
Noninterest-bearing deposits	79,997			72,666
Other liabilities	3,821			3,353
Stockholders’ equity	58,518			55,301

Total liabilities and stockholders’ equity	$623,351			$558,332

Net interest income/spread		$5,943	3.61%		$5,643	3.65%

Net interest margin			4.05%			4.28%

Tax equivalent adjustments:
Loans		$343			$294
Investments		277			187

Total adjustments		$620			$481

Note:	Average balances were calculated using average daily balances. Interest income on loans include fees of $206 in 2009 and $88 in 2008. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $2,531 and $1,999 for the first quarter of 2009 and 2008 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Provision for Loan Losses:
We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. For the three months ended March 31, the provision for loan losses was $570 in 2009 and $330 in 2008. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio.
Noninterest Income:
Noninterest income for the first quarter rose $606 or 62.6 percent to $1,574 in 2009 from $968 in 2008. Included in noninterest income in 2009 was a net gain of $294 from the disposition of our former Tunkhannock and Eaton Township, Pennsylvania branch offices. These branches were relocated to a new site, which opened for business during the fourth quarter of 2008. Noninterest income in the first quarter of 2009 also included $114 in net gains on the sale of available-for-sale investment securities. Due to significantly low mortgages rates, mortgage banking income increased $232 or 136.5 percent comparing the first quarters of 2009 and 2008. Service charges, fees and commissions decreased $34 to $764 in 2009 from $798 in 2008.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Noninterest expense for the first quarter increased $349 or 8.7 percent to $4,348 in 2009 from $3,999 in 2008. The increase resulted primarily from a $302 or 24.5 percent increase in other expenses. Our efficiency improved slightly comparing the first quarters of 2009 and 2008, as evidenced by an improvement in the operating efficiency ratio, an industry ratio used to measure productivity. The operating efficiency ratio, noninterest expenses divided by net interest income and noninterest income, was 63.0 percent for the first quarter of 2009 compared to 65.2 percent for the same quarter last year. The overhead ratio, another measure of productivity, defined as noninterest expense as a percentage of total average assets, improved to 2.8 percent for the three months ended March 31, 2009, compared to 2.9 percent for the same period in 2008.
Major components of noninterest expense for the quarters ended March 31, 2009 and 2008, are summarized as follows:
Noninterest expenses

	Three Months Ended
	March 31,
	2009	2008
Salaries and employee benefits expense:
Salaries and payroll taxes	$1,694	$1,671
Employee benefits	446	459

Salaries and employee benefits expense	2,140	2,130

Net occupancy and equipment expense:
Net occupancy expense	354	330
Equipment expense	321	308

Net occupancy and equipment expense	675	638

Other expenses:
Marketing expense	186	174
Other taxes	186	124
Stationery and supplies	69	72
Contractual services	537	431
Insurance including FDIC assessment	170	80
Other	385	350

Other expenses	1,533	1,231

Total noninterest expense	$4,348	$3,999

Salaries and employee benefits expense, which comprise the majority of our noninterest expense, was relatively unchanged comparing the three months ended March 31, 2009 and 2008. Payroll-related expenses equaled $2,140 in 2009 and $2,130 in 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Occupancy and equipment expense increased $37 to $675 for the first quarter of 2009 from $638 for the same quarter of 2008. Building-related expense rose $24 due largely to increased utility and snowplowing costs. Higher depreciation and maintenance costs for information technology enhancements resulted in a $13 increase in equipment-related expense.
For the three months ended March 31, other expenses equaled $1,533 in 2009 and $1,231 in 2008. The $302 or 24.5 percent increase was due primarily to an increase in the cost of FDIC insurance and higher loan collection expenses.
Our deposits are insured up to regulatory limits by the FDIC and accordingly, are subject to deposit insurance assessments. Under the provisions of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Bank Insurance Fund and the Savings Association Insurance Fund were merged into the Deposit Insurance Fund (“DIF”). Under the Reform Act, the annual DIF assessment rate is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Each institution is placed into one of four risk categories depending on the institution’s capital ratios and supervisory ratings. Based on our latest assignments, we would be assessed at the lowest rates of those institutions posing the least amount of risk to the DIF. On February 27, 2009, the FDIC adopted a restoration plan designed to replenish the DIF over a period of seven years ending December 31, 2015. Due to the recent increase in bank failures, the reserve ratio declined from 1.19 percent of insured deposits at March 31, 2008, to an estimated 0.40 percent of insured deposits at December 31, 2008. In order to implement this restoration plan, the FDIC changed its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by $0.07 per $100 dollars of assessable deposits. These new rates range from $0.12 to $0.14 per $100 dollars of assessable deposits for Risk Category I institutions to $0.50 per $100 dollars of assessable deposits for Risk Category IV institutions. Beginning April 1, 2009, the base assessment rates would range from $0.12 to $0.16 per $100 dollars of assessable deposits for Risk Category I institutions to $0.45 per $100 dollars of assessable deposits for Risk Category IV institutions. In addition to these changes, due to the severity of the decrease in the DIF, the restoration plan provides for a special emergency assessment of $0.20 per $100 dollars of assessable deposits on June 30, 2009, which will be collected on September 30, 2009. Based on these new assessment rates, our FDIC insurance expense is estimated to be $806 for 2009. In addition, we expect to pay $1.0 million for the special emergency assessment.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established the annual FICO assessment rates effective for the first quarter of 2009 at $0.0114 per $100 dollars of DIF-assessable deposits. Our FICO assessments were $14 for each of the first quarters of 2009 and 2008.
Income Taxes:
Income tax expense decreased $32 or 13.6 percent to $204 for the three months ended March 31, 2009, from $236 for the same three months of last year. For the first quarter, our effective tax rate improved to 10.3 percent in 2009 from 13.1 percent in 2008. The improvement resulted from a $268 increase in tax-exempt interest income. Tax-exempt interest income, as a percentage of total interest income, equaled 15.0 percent for the first quarter of 2009 compared to 10.9 percent for the same quarter of 2008. In addition to interest from loans and investments from tax-exempt organizations, we utilize tax credits from our investment as a limited partner in an elderly housing project to mitigate our tax burden. This project will afford us approximately $3.7 million in investment tax credits over a 10-year period which began in 2007. We expect to recognize a total of $372 in tax credits in 2009.
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

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures
As of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the, “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded our disclosure controls and procedures, as of March 31, 2009, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Comm Bancorp, Inc.
OTHER INFORMATION
Part II. Other Information
Item 1. Legal Proceedings
     NONE
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended March 31, 2009:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that may
	of Shares	Price Paid	as Part of Publicly	yet be Purchased
Month Ending	Purchased	Per Share	Announced Programs	Under the Programs
January 31, 2009	1,500	$38.69	1,500	41,785
February 28, 2009	4,752	38.05	4,752	37,033
March 31, 2009	4,100	38.46	4,100	32,933

Total	10,352	$38.30	10,352

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

Registrant, Comm Bancorp, Inc.
Date: May 13, 2009	/s/ William F. Farber, Sr.
William F. Farber, Sr.
President and Chief Executive Officer Chairman of the Board/Director (Principal Executive Officer)

Date: May 13, 2009	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2009	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Vice President of Finance (Principal Accounting Officer)

EXHIBIT INDEX

Item Number	Description	Page

31(i)	CEO and CFO Certifications Pursuant to Rule 13a-14(a)/15d-14(a)	50

32	CEO and CFO Certifications Pursuant to Section 1350	54