Form 10-Q
period 2009-06-30
COMM BANCORP INC
filed 2009-08-13
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,718,439 at July 31, 2009.

Exhibit Index on Page 58

COMM BANCORP, INC.
FORM 10-Q
June 30, 2009

*	Not Applicable

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans:
Taxable	$6,436	$7,274	$12,884	$14,842
Tax-exempt	619	564	1,285	1,135
Interest and dividends on investment securities available-for-sale:
Taxable	315	38	664	81
Tax-exempt	473	357	1,010	721
Dividends	9	15	20	27
Interest on federal funds sold		10	1	12

Total interest income	7,852	8,258	15,864	16,818

Interest expense:
Interest on deposits	2,426	2,982	5,059	6,252
Interest on short-term borrowings	36	50	92	178

Total interest expense	2,462	3,032	5,151	6,430

Net interest income	5,390	5,226	10,713	10,388
Provision for loan losses	520	283	1,090	613

Net interest income after provision for loan losses	4,870	4,943	9,623	9,775

Noninterest income:
Service charges, fees and commissions	832	881	1,596	1,679
Mortgage banking income	490	154	892	324
Net gains on sale of premises and equipment			294
Net gains on sale of investment securities available-for-sale			114

Total noninterest income	1,322	1,035	2,896	2,003

Noninterest expense:
Salaries and employee benefits expense	2,164	2,115	4,304	4,245
Net occupancy and equipment expense	583	645	1,258	1,283
Other expenses	2,260	1,272	3,793	2,503

Total noninterest expense	5,007	4,032	9,355	8,031

Income before income taxes	1,185	1,946	3,164	3,747
Provision for income tax expense (benefit)	(30)	286	174	522

Net income	1,215	1,660	2,990	3,225

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale	13	(582)	355	(338)
Reclassification adjustment for gains included in net income			(114)
Income tax expense (benefit) related to other comprehensive income (loss)	4	(198)	82	(115)

Other comprehensive income (loss), net of income taxes	9	(384)	159	(223)

Comprehensive income	$1,224	$1,276	$3,149	$3,002

Per share data:
Net income	$0.70	$0.95	$1.73	$1.84
Cash dividends declared	$0.28	$0.27	$0.56	$0.54
Average common shares outstanding	1,722,282	1,751,841	1,725,310	1,752,609
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
Assets:
Cash and due from banks	$8,315	$8,017
Federal funds sold		12,700
Investment securities available-for-sale	73,169	80,574
Loans held for sale, net	787	1,390
Loans, net of unearned income	510,870	485,882
Less: allowance for loan losses	6,019	5,255

Net loans	504,851	480,627
Premises and equipment, net	11,709	11,753
Accrued interest receivable	2,526	2,143
Other assets	9,456	6,837

Total assets	$610,813	$604,041

Liabilities:
Deposits:
Noninterest-bearing	$82,002	$79,674
Interest-bearing	456,795	462,617

Total deposits	538,797	542,291
Short-term borrowings		7,950
Accrued interest payable	1,696	1,815
Other liabilities	2,912	2,137

Total liabilities	551,355	546,243

Stockholders’ equity:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding: June 30, 2009, 1,716,263 shares; December 31, 2008, 1,730,062 shares	566	571
Capital surplus	7,799	7,694
Retained earnings	49,263	47,862
Accumulated other comprehensive income	1,830	1,671

Total stockholders’ equity	59,458	57,798

Total liabilities and stockholders’ equity	$610,813	$604,041

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity
Balance, December 31, 2008	$571	$7,694	$47,862	$1,671	$57,798
Net income			2,990		2,990
Dividends declared: $0.56 per share			(965)		(965)
Dividend reinvestment plan: 4,318 shares issued	1	159			160
Repurchase and retirement: 18,117 shares	(6)	(54)	(624)		(684)
Other comprehensive income, net of income taxes				159	159

Balance, June 30, 2009	$566	$7,799	$49,263	$1,830	$59,458

Balance, December 31, 2007	$579	$7,326	$45,353	$1,115	$54,373
Net income			3,225		3,225
Dividends declared: $0.54 per share			(945)		(945)
Dividend reinvestment plan: 5,738 shares issued	2	257			259
Repurchase and retirement: 11,586 shares	(4)	(35)	(473)		(512)
Other comprehensive loss, net of income taxes				(223)	(223)

Balance, June 30, 2008	$577	$7,548	$47,160	$892	$56,177

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

Six Months Ended June 30,	2009	2008
Cash flows from operating activities:
Net income	$2,990	$3,225
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,090	613
Depreciation and amortization of premises and equipment	459	476
Net amortization of investment securities	181	47
Amortization of net loan costs	191	166
Amortization of mortgage servicing rights	231	110
Deferred income tax benefit	(214)	(358)
Net gains on sale of investment securities available-for-sale	(114)
Net gains on sale of loans	(942)	(259)
Net gains on sale of premises and equipment	(294)
Net gains on sale of foreclosed assets	(17)	(12)
Changes in:
Loans held for sale, net	1,545	582
Accrued interest receivable	(383)	121
Other assets	(1,246)	(341)
Accrued interest payable	(119)	(37)
Other liabilities	681	109

Net cash provided by operating activities	4,039	4,442

Cash flows from investing activities:
Proceeds from repayments of investment securities available-for-sale	4,661	9,248
Proceeds from sales of investment securities available-for-sale	4,341
Purchases of investment securities available-for-sale	(1,423)	(1,714)
Proceeds from sale of foreclosed assets	145	137
Net increase in lending activities	(27,023)	(20,042)
Proceeds from sale of premises and equipment	509
Purchases of premises and equipment	(630)	(295)

Net cash used in investing activities	(19,420)	(12,666)

Cash flows from financing activities:
Net changes in:
Money market, NOW, savings and noninterest-bearing accounts	(358)	(258)
Time deposits	(3,136)	11,433
Short-term borrowings	7,950
Proceeds from issuance of common shares	160	259
Repurchase and retirement of common shares	(684)	(512)
Cash dividends paid	(953)	(930)

Net cash provided by financing activities	2,979	9,992

Net increase (decrease) in cash and cash equivalents	(12,402)	1,768
Cash and cash equivalents at beginning of year	20,717	21,876

Cash and cash equivalents at end of period	$8,315	$23,644

Supplemental disclosures:
Cash paid during the period for:
Interest	$5,270	$6,467
Income taxes	691	830
Noncash items:
Transfers of loans to foreclosed assets	1,518
Unrealized losses (gains) on investment securities available-for-sale, net	$(159)	$223
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of presentation:
The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries, Community Bank and Trust Company, including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation, and Comm Realty Corporation (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months and six months ended and as of June 30, 2009, are not necessarily indicative of the results of operations that may be expected in the future.
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
2. Earnings per common share:
The Company had no dilutive potential common shares outstanding during the three-month and six-month periods ended June 30, 2009 and 2008, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
3. Subsequent events:
On May 28, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 sets forth:
•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through August 12, 2009, the date these financial statements were issued.
4. Transfers of financial assets:
On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of SFAS No. 140.” This Statement prescribes the information that a reporting company must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The adoption of this Statement on January 1, 2010, is not expected to have a material affect on the operating results or financial position of the Company.
5. Variable Interest Entities:
On June 12, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51,” to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The adoption of this Statement on January 1, 2010, is not expected to have a material affect on the operating results or financial position of the Company.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
6. Hierarchy of GAAP:
On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of SFAS No. 162,” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this Statement on July 1, 2009, is not expected to have a material affect on the operating results or financial position of the Company.
7. Investment securities:
On April 1, 2009, the Company adopted FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting other than temporary impairment losses on securities. The adoption of this FSP did not have a material effect on the operating results or financial position of the Company.
All investment securities were classified as available-for-sale at June 30, 2009 and December 31, 2008. The amortized cost and fair value of available-for-sale securities aggregated by investment category at June 30, 2009 and December 31, 2008, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
State and municipals	$38,023	$1,830	$76	$39,777
Mortgage-backed securities	29,697	939		30,636
Equity securities:
Restricted	2,537			2,537
Other	139	83	3	219

Total	$70,396	$2,852	$79	$73,169

	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
State and municipals	$44,873	$2,288	$154	$47,007
Mortgage-backed securities	31,916	366	56	32,226
Equity securities:
Restricted	1,116			1,116
Other	137	90	2	225

Total	$78,042	$2,744	$212	$80,574

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Net unrealized holding gains and losses on available-for-sale securities are included as a separate component in stockholders’ equity. The Company had net unrealized holding gains of $1,830, net of deferred income taxes of $943, at June 30, 2009, and $1,671, net of deferred income taxes of $861, at December 31, 2008.
The fair value and gross unrealized losses of available-for-sale securities with unrealized losses for which an other-than-temporary impairment has not been recognized at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2009	Value	Losses	Value	Losses	Value	Losses
State and municipals	$2,742	$76			$2,742	$76
Mortgage-backed securities
Equity securities:
Restricted
Other	6	3			6	3

Total	$2,748	$79			$2,748	$79

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
State and municipals	$4,102	$154			$4,102	$154
Mortgage-backed securities	6,071	56			6,071	56
Equity securities:
Restricted
Other	7	2			7	2

Total	$10,180	$212			$10,180	$212

At June 30, 2009, the Company had 149 investment securities, consisting of 122 tax-exempt state and municipal obligations, 18 mortgage-backed securities, including collateralized mortgage obligations, and two restricted and seven marketable equity securities. There were 7 investment securities in an unrealized loss position at June 30, 2009, including six tax-exempt state and municipal obligations and one marketable equity security. None of these securities were in a continuous unrealized loss position for 12 months or more. Community Bank holds all of the Company’s debt securities and is a state member bank of the Federal Reserve System which imposes strict limitations and restrictions on the types of securities that may be acquired. As a result, securities held are “Bank Quality Investment” grade, defined as bearing a credit quality rating of “Baa” or higher from Moody’s or “BBB” or higher from Standard and Poor’s rating services, and are readily marketable, but are still subject to price fluctuations because of changes in interest rates. The decline in the fair value below the amortized cost basis of each of the debt securities was attributable to changes in interest rates and was not indicative of a downgrade in the credit quality of the issuer. Management does not consider the unrealized losses, as a result of changes in interest rates, to be other-than-temporary based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Tax-exempt state and municipal securities consisted of insured general obligations and revenue bonds. All six of the tax-exempt state and municipal obligations that were in an unrealized loss position at June 30, 2009, were insured general obligations. None of these bonds were in a continuous unrealized loss position for longer than 12 months at June 30, 2009. The insured general obligations have a credit quality rating of “AAA” and are secured by the unlimited taxing power of the issuer and is further safeguarded against default by the unconditional guarantee of an insurance company over the term of the bond to pay the bondholder any principal or interest that is due on a stated maturity date not paid by the issuer. Because there has been no change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, the unrealized losses are not considered to be other-than-temporary impairments at June 30, 2009. At the current time we do not intend to sell, and it is more likely than not that we will not have to sell, any of our temporarily impaired securities.
Marketable equity securities are held at the Parent Company consisting of common stocks of commercial banks. At June 30, 2009, the market value of common stock held in Wachovia Corporation was below its amortized cost basis of $9. Wells Fargo and Company acquired Wachovia Corporation after the close of business on December 31, 2008. Wells Fargo and Company had a credit rating of “AA” and was categorized as well capitalized under regulatory capital guidelines at year-end 2008. As a result, the Company does not consider the unrealized loss to be other than temporary because it was directly related to the financial weakness of the former issuer. At the current time we do not intend to sell, and it is more likely than not that we will not have to sell, any of our temporarily impaired securities.
As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”), the Company is required to purchase and hold stock in the FHLB-Pgh to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB-Pgh or to another member institution, and all sales of FHLB-Pgh stock must be at par. As a result of these restrictions, FHLB-Pgh stock is unlike other investment securities insofar as there is no trading market for FHLB-Pgh stock and the transfer price is determined by FHLB-Pgh membership rules and not by market participants. As of June 30, 2009 and December 31, 2008, our FHLB-Pgh stock totaled $2.4 million and $1.0 million and is included in investment securities available-for-sale on the Consolidated Balance Sheets.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
In December 2008, the FHLB-Pgh voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB-Pgh cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB-Pgh last paid a dividend in the third quarter of 2008.
FHLB-Pgh stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgement that reflects our view of the FHLB-Pgh’s long-term performance, which includes factors such as the following:
•	its operating performance;
•	the severity and duration of declines in the fair value of its net assets related to its capital stock amount;
•	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;
•	the impact of legislative and regulatory changes on the FHLB-Pgh, and accordingly, on the members of the FHLB-Pgh; and
•	its liquidity and funding position.
After evaluating all of these considerations the Company concluded that the par value of its investment in FHLB-Pgh stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the six months ended June 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB-Pgh stock.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2009, is summarized in the table that follows. The distributions are based on contractual maturity with the exception of mortgage-backed securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Expected maturities may differ from contracted maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

		After one	After five
	Within	but within	but within	After
June 30, 2009	one year	five years	ten years	ten years	Total
State and municipals	$1,881	$4,030	$20,465	$13,401	$39,777
Mortgage-backed securities	10,886	18,189	1,356	205	30,636

Total	$12,767	$22,219	$21,821	$13,606	$70,413

8. Fair values of financial instruments:
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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Assets and liabilities measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008, are summarized below:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
June 30, 2009	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available-for-sale	$70,632	$219	$70,413

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2008	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available-for-sale	$79,458	$225	$79,233
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
Assets measured at fair value on a non-recurring basis at June 30, 2009 and December 31, 2008, are summarized below:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
June 30, 2009	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$14,445			$14,445
Foreclosed assets	$1,726			$1,726

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2008	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$16,135			$16,135
Foreclosed assets	$336			$336
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $18,734 and a related allowance of $4,289 at June 30, 2009. Impaired loans had a recorded investment of $19,707 and a related allowance of $3,572 at December 31, 2008. The fair value of foreclosed assets is based upon estimates derived through independent appraisals. Real estate acquired in connection with foreclosures is written down to fair value less cost to sell.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value is required by GAAP. The Company’s assets that were considered financial instruments approximated 96.7 percent of total assets at June 30, 2009, and 97.0 percent of total assets at December 31, 2008. Liabilities that were considered financial instruments approximated 99.5 percent of total liabilities at June 30, 2009, and 99.6 percent of total liabilities at December 31, 2008. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. In many cases, these values cannot be realized in immediate settlement of the instrument. This disclosure does not and is not intended to represent the fair value of the Company.
Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that are not considered financial.
Accordingly, such assets and liabilities are excluded from disclosure requirements. For example, no benefit is recorded for the value of low-cost funding subsequently discussed. In addition, Community Bank’s Trust and Wealth Management Division contributes fee income annually. Trust assets and liabilities are not considered financial instruments for this disclosure, and their values have not been incorporated into the fair value estimates.
On April 1, 2009, the Company adopted FSP FAS 107-1 and Accounting Principles Bulletin (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the operating results or financial position of the Company.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
The following methods and assumptions were used by the Company to construct the accompanying table containing the fair values and related carrying amounts of financial instruments:
Cash and cash equivalents: The carrying values of cash and cash equivalents as reported on the balance sheet approximate fair value.
Investment securities available for sale: The fair value of investment securities available for sale is based on quoted market prices. The carrying values of restricted equity securities approximate fair value.
Loans held for sale, net: The fair value of loans held for sale, net, are based on quoted market prices.
Net loans: For adjustable-rate loans that reprice immediately and with no significant credit risk, fair values are based on carrying values. The fair values of other nonimpaired loans are estimated using discounted cash flow analysis, using interest rates currently offered for loans with similar terms to borrowers of similar credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis determined by the loan review function or underlying collateral values, where applicable.
Mortgage servicing rights: The fair value of mortgage servicing rights is based on observable market prices when available or the present value of future cash flows when not available.
Short-term borrowings: The carrying value of short-term borrowings at a variable interest rate approximates fair value.
Accrued interest receivable: The carrying value of accrued interest receivable as reported on the balance sheet approximates fair value.
Deposits without stated maturities: The fair value of noninterest-bearing deposits and savings, NOW and money market accounts is the amount payable on demand at the reporting date. The fair value estimates do not include the benefit that results from such low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.
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
Off-balance sheet financial instruments: The majority of commitments to extend credit, unused portions of lines of credit and letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at June 30, 2009 and December 31, 2008.
The estimated fair value of financial instruments at June 30, 2009 and December 31, 2008, is summarized as follows:

	June 30, 2009		December 31,2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$8,315	$8,315	$20,717	$20,717
Investment securities available-for-sale	73,169	73,169	80,574	80,574
Loans held for sale, net	787	787	1,390	1,390
Net loans	504,851	508,254	480,627	487,917
Mortgage servicing rights	833	833	578	578
Accrued interest receivable	2,526	2,526	2,143	2,143

Total	$590,481	$593,884	$586,029	$593,319

Financial liabilities:
Deposits without stated maturities	$290,183	$290,183	$290,541	$290,541
Deposits with stated maturities	248,614	253,929	251,750	260,019
Short-term borrowings	7,950	7,950
Accrued interest payable	1,696	1,696	1,815	1,815

Total	$548,443	$553,758	$544,106	$552,375

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)
Forward-Looking Discussion:
Certain statements in this Form 10-Q are forward-looking statements that involve numerous risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:
Local, domestic and international economic and political conditions, and government monetary and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond our control may also adversely affect our future results of operations. Our management team, consisting of the Board of Directors and executive officers, expects that no particular factor will affect the results of operations. The continuation of downward trends in areas such as real estate, construction and consumer spending, may adversely impact our ability to maintain or increase profitability. Therefore, we cannot assure the continuation of our current level of income and growth.
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
An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change in the next year relate to the allowance for loan losses, fair values of financial instruments and the valuations of real estate acquired through foreclosure, deferred tax assets and liabilities and intangible assets. Actual amounts could differ from those estimates.
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
We monitor the adequacy of the allocated portion of the allowance quarterly and adjust the allowance as necessary through normal operations. This self-correcting mechanism reduces potential differences between estimates and actual observed losses. In addition, the unallocated portion of the allowance is examined quarterly to ensure that it is consistent with changes in the related criteria that would indicate a need to either increase or decrease it. The determination of the level of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, we cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required resulting in an adverse impact on operating results.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Fair values of financial instruments, in cases where quoted market prices are not available, are based on estimates using present value or other valuation techniques which are subject to change.
Real estate acquired in connection with foreclosures or in satisfaction of loans is written-down to fair value based upon current estimates derived through independent appraisals less cost to sell. However, proceeds realized from sales may ultimately be higher or lower than those estimates.
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
Intangible assets consist of goodwill. The valuation of goodwill is analyzed at least annually for impairment.
For a further discussion of our significant accounting policies, refer to the note entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the period ended December 31, 2008. This note lists the significant accounting policies used by management in the development and presentation of our financial statements. This Management’s Discussion and Analysis, The Notes to the Consolidated Financial Statements, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and evaluation of our financial position, results of operations and cash flows.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Operating Environment:
The recession continued into the second quarter of 2009, as the gross domestic product (“GDP”), the value of all goods and services produced in the United States decreased at a seasonally-adjusted annual rate of 1.0 percent. However, the recession appears to have somewhat abated. The pace of the decline was much less severe than the previous two quarters. GDP declined 6.4 percent in the first quarter of 2009 and 5.4 percent in the fourth quarter of 2008. The decrease in GDP reflected declines of 8.9 percent in business investment and 1.2 percent in consumer spending, coupled with another steep retraction of 29.3 percent in residential construction. Partially offsetting these decreases was an increase in government spending and a reduction in imports. Labor markets, already strained, weakened further as the unemployment rate rose to 9.5 percent in June 2009 from 8.5 percent in March 2009. Due to the continued weakness in economic conditions, the Federal Open Market Committee (“FOMC”) kept the target range for the federal funds rate unchanged at 0.00 percent to 0.25 percent during the second quarter of 2009.
Review of Financial Position:
Total assets were $610.8 million at June 30, 2009, an increase of $6.8 million from $604.0 million at December 31, 2008. The growth resulted primarily from an increase of $25.0 million in loans, net of unearned income, to $510.9 million at the close of the second quarter from $485.9 million at year-end 2008. The increase in loans reflected strong demand for financing from municipalities within our market area. Deposit gathering was slow during the first half of 2009. Total deposits decreased $3.5 million to $538.8 million at June 30, 2009, from $542.3 million at December 31, 2008. Noninterest-bearing deposits increased $2.3 million, while interest-bearing deposits decreased $5.8 million. Available-for-sale investment securities declined $7.4 million to $73.2 million at June 30, 2009, from $80.6 million at the end of 2008. We had $8.0 million in short-term borrowings outstanding at the end of the second quarter. At December 31, 2008, there were $12.7 million in federal funds sold outstanding.
In comparison to the previous quarter end, total assets decreased $1.0 million from $611.8 million at March 31, 2009. Loans, net of unearned income, increased $3.7 million from $507.2 million from the end of the first quarter, while investment securities decreased $2.0 million from $75.2 million. Total deposits rose $17.9 million from $520.9 million at March 31, 2009. We repaid $19.5 million of the $27.5 million in short-term borrowings outstanding at the previous quarter-end.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Investment Portfolio:
At June 30, 2009, our investment portfolio consisted primarily of short-term U.S. Government agency mortgage-backed securities, which provide us with a source of liquidity and intermediate-term tax-exempt state and municipal obligations, which we use to mitigate our tax burden.
The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 2009, and December 31, 2008, are summarized as follows:
Distribution of investment securities available-for-sale

	June 30,		December 31,
	2009		2008
	Amount	%	Amount	%
State and municipals	$30,636	41.87%	$47,007	58.34%
Mortgage-backed securities	39,777	54.36	32,226	40.00
Equity securities:
Restricted	2,537	3.47	1,116	1.38
Other	219	0.30	225	0.28

Total	$73,169	100.00%	$80,574	100.00%

Available-for-sale investment securities decreased $7.4 million to $73.2 million at June 30, 2009, from $80.6 million at December 31, 2008. The unrealized holding gain, which equaled $1,671, net of income taxes of $861, at the end of 2008 appreciated $159 to $1,830, net of income taxes of $943, at June 30, 2009.
During the first half of 2009, we received proceeds from the sale of available-for-sale investment securities of $4.3 million. The securities sold were composed entirely of intermediate-term, tax-exempt state and municipal obligations. These securities were sold to avoid a potential alternative minimum tax position caused by a higher level of tax-exempt income due to an increase in the demand for financing by municipal customers. Net gains recognized on the sale of available-for-sale investment securities totaled $114 for the six months ended June 30, 2009. No securities were sold during the six months ended June 30, 2008.
For the first six months of 2009, the investment portfolio averaged $75.0 million, an increase of $39.2 million compared to $35.8 million for the same period of last year. The tax-equivalent yield on the investment portfolio decreased 79 basis points to 5.96 percent for the first half of 2009 from 6.75 percent for the same period of 2008. In addition, the tax-equivalent yield fell 28 basis points to 5.81 percent for the second quarter from 6.09 percent for the first quarter.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at June 30, 2009, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Maturity distribution of available-for-sale portfolio

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
June 30, 2009	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Amortized cost:
State and municipals	$1,828	7.86%	$3,867	7.73%	$19,243	7.40%	$13,085	7.35%	$38,023	7.44%
Mortgage-backed securities	10,551	4.35	17,640	4.37	1,307	3.41	199	4.52	29,697	4.32
Equity securities:
Restricted							2,537	1.45	2,537	1.45
Other							139	2.33	139	2.33

Total	$12,379	4.87%	$21,507	4.97%	$20,550	7.15%	$15,960	6.33%	$70,396	5.90%

Fair value:
State and municipals	$1,881		$4,030		$20,465		$13,401		$39,777
Mortgage-backed securities	10,886		18,189		1,356		205		30,636
Equity securities:
Restricted							2,537		2,537
Other							219		219

Total	$12,767		$22,219		$21,821		$16,362		$73,169

Loan Portfolio:
According to the “Monetary Report to Congress” issued on July 21, 2009, businesses continued to cut back on capital spending. Business spending for both equipment and software and structures fell sharply in the first quarter of 2009 by 33.8 percent and 44.2 percent. Indicators suggest that business spending, although not to the same magnitude, fell once again in the second quarter. Tight credit conditions, coupled with another decrease in business spending, led to a $39.3 billion decrease in commercial and industrial loans at all commercial banks throughout the United States from the end of the first quarter of 2009. With regard to our loan portfolio, business loans, including commercial loans, commercial mortgages and lease financing, increased $8.1 million to $351.6 million at June 30, 2009, from $343.5 million at March 31, 2009. The growth was largely attributable to an increase in the demand for tax-exempt loans from municipalities within our market area.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Despite an increase in the second quarter, mortgage rates continued to be favorable by historical standards. The rate for a 30-year, fixed-rate mortgage in the United States was 5.42 percent at June 30, 2009, 42 basis points higher than 5.00 percent at the end of the previous quarter, but 90 basis points below 6.32 percent one year earlier. The drastic declines in housing demand and construction since late 2005 appear to be stabilizing. In spite of the continued weakness, residential mortgage lending in the banking industry increased in the second quarter, as evidenced by a $37.4 billion or 3.9 percent annualized increase in real estate loans for all commercial banks from the end of the first quarter of 2009. We experienced a slight reduction in residential mortgage loans of $1.5 million or a 5.6 percent annualized rate to $106.6 million at June 30, 2009, from $108.1 million at March 31, 2009.
Due to favorable mortgage rates, activity in our secondary mortgage department was strong during the first half of 2009. Residential mortgage loans serviced for the Federal National Mortgage Association (“FNMA”) increased $19.0 million or at an annual rate of 30.8 percent to $143.6 million at the end of the second quarter of 2009 from $124.6 million at the end of 2008. In comparison, for the same period of 2008, residential mortgage loans serviced for the FNMA increased at an annualized rate of 7.1 percent. For the three months and six months ended June 30, residential mortgages sold to the FNMA totaled $28.3 million and $49.2 million in 2009 compared to $8.9 million and $14.0 million in 2008. Net gains realized on the sale of residential mortgages totaled $518 for the second quarter and $942 year-to-date 2009, compared to $118 and $259 for the same periods of 2008.
According to the “Monetary Report to Congress,” consumer spending was flat for the first two months of the second quarter. Continued job losses and declining household wealth has weighed heavily on consumption. Our consumer loans decreased $729 or at an annual rate of 9.2 percent from the end of the first quarter of 2009.
Average loans grew $19.2 million or 3.9 percent to $513.9 million for the six months ended June 30, 2009, from $494.7 million for the same six months of 2008. Due to the sustained low interest rate environment and recording a higher volume of nonaccrual loans, the tax-equivalent yield on our loan portfolio decreased 91 basis points to 5.82 percent for the first half of 2009 compared to 6.73 percent for the same period of 2008. The FOMC has indicated that interest rates will remain at extremely low levels for some time due to the severity of the current recession. As a result, the yield on the loan portfolio may decline further.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The composition of the loan portfolio at June 30, 2009, and December 31, 2008, is summarized as follows:
Distribution of loan portfolio

	June 30,		December 31,
	2009		2008
	Amount	%	Amount	%
Commercial, financial and others	$191,415	37.47%	$170,305	35.05%
Real estate:
Construction	21,536	4.21	25,332	5.21
Residential	106,611	20.87	112,053	23.06
Commercial	157,485	30.83	142,641	29.36
Consumer, net	31,135	6.09	32,812	6.76
Lease financing, net	2,688	0.53	2,739	0.56

Loans, net of unearned income	510,870	100.00%	485,882	100.00%

Less: allowance for loan losses	6,019		5,255

Net loans	$504,851		$480,627

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. For the first half of 2009 market interest rates remained at historically low levels. Accordingly, we continued to place emphasis on originating loans with interest rates that reprice after one but within five years. Upon the threat of rising interest rates, we will shift to promoting floating-rate loans that reprice immediately with changes in the prime rate. Adjustable-rate loans represented 52.5 percent of the loan portfolio at June 30, 2009, compared to 50.2 percent at the end of 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity and repricing information of the loan portfolio by major classification at June 30, 2009, is summarized as follows:
Maturity distribution and interest sensitivity of loan portfolio

		After one
	Within	but within	After
June 30, 2009	one year	five years	five years	Total
Maturity schedule:
Commercial, financial and others	$95,275	$44,371	$51,769	$191,415
Real estate:
Construction	14,534	4,357	2,645	21,536
Residential	16,773	48,429	41,409	106,611
Commercial	23,663	58,304	75,518	157,485
Consumer, net	4,226	22,124	4,785	31,135
Lease financing, net	539	2,149		2,688

Total	$155,010	$179,734	$176,126	$510,870

Predetermined interest rates	$76,108	$99,559	$67,159	$242,826
Floating- or adjustable-interest rates	78,902	80,175	108,967	268,044

Total	$155,010	$179,734	$176,126	$510,870

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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Commercial letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all commercial letters of credit have expiration dates within one year and often expire unused in whole or in part by the customer. The carrying value of the liability for our obligations under guarantees was not material at June 30, 2009, and December 31, 2008.
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
The contractual amounts of off-balance sheet commitments at June 30, 2009 and December 31, 2008, are summarized as follows:
Distribution of off-balance sheet commitments

	June 30,	December 31,
	2009	2008
Commitments to extend credit	$74,394	$69,235
Unused portions of lines of credit	22,106	19,855
Commercial letters of credit	20,839	15,447

Total	$117,339	$104,537

We record an allowance for credit losses associated with off-balance sheet commitments, if deemed necessary, separately as a liability. The allowance was deemed immaterial at June 30, 2009 and December 31, 2008. We do not anticipate that losses, if any, that may occur as a result of funding off balance sheet commitments, would have a material adverse effect on our operating results or financial position.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Asset Quality:
National, Pennsylvania and market area unemployment rates at June 30, 2009 and 2008, are summarized as follows:

June 30,	2009	2008
United States	9.5%	5.6%
Pennsylvania	8.3	5.3
Lackawanna county	8.4	5.6
Luzerne county	9.3	6.1
Monroe county	9.0	6.1
Susquehanna county	7.5	5.5
Wayne county	7.2	5.1
Wyoming county	9.0%	5.9%
Employment conditions deteriorated significantly for the Nation, the Commonwealth of Pennsylvania and all counties in our market area from one year ago. The demand for labor contracted over the past 12 months. Job losses were experienced in all major industries during the early months of the year. However, employment declines appear to have eased somewhat towards the end of the second quarter of 2009. Specifically, the construction industry, which has been experiencing substantial job losses, reported the smallest employment declines in May and June of this year since the fall of 2008.
The economic malaise continued to weigh heavily on our asset quality during 2009. Nonperforming assets exhibited only a modest $379 improvement from the end of the previous quarter and $1.2 million from year-end 2008. Nonperforming assets equaled $23.0 million or 4.49 percent of loans, net of unearned income, and foreclosed assets at June 30, 2009, compared to $23.4 million or 4.60 percent at March 31, 2009, and $24.2 million or 4.99 percent at December 31, 2008. In comparison to year-end 2008, the improvement resulted primarily from a decrease in nonaccrual loans, partially offset by increases in accruing loans past due 90 days or more and foreclosed assets.
With regard to foreclosed assets, there were three properties with an aggregate carrying value of $1,518 transferred to foreclosed assets during the first half of 2009. Two properties with an aggregate carrying value of $128 were sold for $145, resulting in a net realized gain of $17. At June 30, 2009, there were four properties with an aggregate carrying value of $1,726 in foreclosed assets.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning nonperforming assets at June 30, 2009, and December 31, 2008, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers’ ability to comply with present loan repayment terms.
Distribution of nonperforming assets

	June 30,	December 31,
	2009	2008
Nonaccrual loans:
Commercial, financial and others	$7,533	$7,608
Real estate:
Construction	7,255	8,775
Residential	933	1,070
Commercial	4,351	5,498
Consumer, net	94	117
Lease financing, net

Total nonaccrual loans	20,166	23,068

Accruing loans past due 90 days or more:
Commercial, financial and others	133	170
Real estate:
Construction		475
Residential	340	75
Commercial		417
Consumer, net	99	104
Lease financing, net	92	69

Total accruing loans past due 90 days or more	1,139	835

Total nonperforming loans	21,305	23,903

Foreclosed assets	1,726	336

Total nonperforming assets	$23,031	$24,239

Ratios:
Nonperforming loans as a percentage of loans, net	4.17%	4.92%
Nonperforming assets as a percentage of loans, net and and foreclosed assets	4.49%	4.99%

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
We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our loan review department identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest twenty quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions to assure directional consistency of the allowance for loan losses account.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning impaired loans at June 30, 2009, and December 31, 2008, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.
Distribution of impaired loans

	June 30,	December 31,
	2009	2008
Nonaccrual loans:
Commercial, financial and others	$7,533	$7,608
Real estate:
Construction	7,255	8,775
Residential	933	1,070
Commercial	4,351	5,498
Consumer, net	94	117
Lease financing, net

Total nonaccrual loans	20,166	23,068

Accruing loans:
Commercial, financial and others	1,039	1,920
Real estate:
Construction	1,508	1,512
Residential	480	486
Commercial	2,656	6,904
Consumer, net		9
Lease financing, net

Total accruing loans	5,683	10,831

Total impaired loans	$25,849	$33,899

Ratio:
Impaired loans as a percentage of loans, net	5.06%	6.98%
Impaired loans decreased $8,050 or 23.6 percent to $25,849 at June 30, 2009, from $33,899 at December 31, 2008. The improvement in impaired loans resulted from a $5,148 decrease in accruing loans, coupled with a $2,902 decrease in nonaccrual loans, from year-end 2008. For the quarter ended June 30, 2009, impaired loans improved $3,939 or 13.2 percent. The majority of the improvement in impaired loans was concentrated in the commercial real estate and construction sectors of the portfolio. Notwithstanding the improvement, we continue to closely monitor all impaired loans and the supporting collateral to mitigate any potential losses associated with these credits.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information related to the recorded investment in impaired loans for which there is a related allowance and the amount of that allowance and the recorded investment in impaired loans for which there is no allowance at June 30, 2009 and December 31, 2008, is summarized as follows:

	June 30, 2009		December 31, 2008
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Impaired loans:
With a related allowance	$18,734	$4,289	$19,707	$3,572
With no related allowance	7,115		14,192

Total	$25,849	$4,289	$33,899	$3,572

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 2009 and 2008 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross interest due under terms	$385	$512	$922	$1,075
Interest income recognized	225	304	485	782

Interest income not recognized	$160	$208	$437	$293

Interest income recognized (cash-basis)	$155	$304	$347	$782
Average recorded investment in impaired loans	$30,249	$30,935	$31,449	$30,570
Cash received on impaired loans applied as a reduction of principal totaled $451 and $2,767 for the three and six months ended June 30, 2009. For the respective periods of 2008 cash receipts on impaired loans totaled $849 and $1,415. At June 30, 2009, we had a commitment to one commercial customer with impaired loans for which no allowance was deemed necessary.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allocation of the allowance for loan losses at June 30, 2009 and December 31, 2008, is summarized as follows:
Allocation of the allowance for loan losses

	June 30,		December 31,
	2009		2008
		Category		Category
		as a		as a
		% of		% of
	Amount	loans	Amount	loans
Allocated allowance:
Specific:
Commercial, financial and others	$1,734	1.68%	$1,533	1.96%
Real estate:
Construction	1,699	1.72	1,516	2.12
Residential	164	0.28	169	0.32
Commercial	624	1.37	253	2.55
Consumer, net	68	0.02	101	0.03
Lease financing, net

Total specific	4,289	5.07	3,572	6.98

Formula:
Commercial, financial and others	358	35.79	253	33.09
Real estate:
Construction	35	2.49	37	3.09
Residential	253	20.59	246	22.74
Commercial	659	29.46	522	26.81
Consumer, net	416	6.07	511	6.73
Lease financing, net	7	0.53	7	0.56

Total formula	1,728	94.93	1,576	93.02

Total allocated allowance	6,017	100.00%	5,148	100.00%

Unallocated allowance	2		107

Total allowance for loan losses	$6,019		$5,255

The allocated allowance for loan losses account increased $869 to $6,017 at June 30, 2009, from $5,148 at December 31, 2008. Both the specific and formula portions of the allowance for loans losses increased from the end of 2008. The specific portion of the allowance for impairment of loans individually evaluated under SFAS No. 114, rose $717 to $4,289 at the end of the second quarter of 2009 from $3,572 at year-end 2008 due to a reduction in the fair values of the underlying collateral supporting certain impaired loans. In addition, the formula portion of the allowance for loans collectively evaluated for impairment under SFAS No. 5, increased $152 to $1,728 at the close of the first half of 2009, from $1,576 at December 31, 2008. The total loss factors for collectively evaluated loans increased from year-end 2008 due to a higher amount of average net charge-offs for the past five consecutive years. For the quarter ended June 30, 2009, the allocated allowance increased $787 consisting of a $725 increase in the specific portion and a $62 increase in the formula portion.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
In addition to calculating this most likely estimate, we are also required in accordance with regulatory guidance to develop a range of estimated losses for the allocated element based on degrees of risk. The range of estimated losses for the allocated element was from $5,490 to $6,280 at June 30, 2009.
A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 2009, is summarized as follows:
Reconciliation of allowance for loan losses

June 30,
2009
Allowance for loan losses at beginning of period	$5,255
Loans charged-off:
Commercial, financial and others	265
Real estate:
Construction
Residential	35
Commercial	83
Consumer, net	88
Lease financing, net

Total	471

Loans recovered:
Commercial, financial and others	102
Real estate:
Construction
Residential	2
Commercial
Consumer, net	41
Lease financing, net

Total	145

Net loans charged-off	326

Provision charged to operating expense	1,090

Allowance for loan losses at end of period	$6,019

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.13%
Allowance for loan losses as a percentage of period end loans	1.18%
The allowance for loan losses increased $764 to $6,019 at June 30, 2009, from $5,255 at the end of 2008. For the six months ended June 30, 2009, a $1,090 provision for loan losses exceeded net charge-offs of $326. In comparison to March 31, 2009, the allowance for loan losses increased $488 from $5,531.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. For the six months ended June 30, net charge-offs were $326 or 0.13 percent of average loans outstanding in 2009, a $190 increase compared to $136 or 0.06 percent of average loans outstanding in 2008.
Deposits:
As a result of recent tax cuts and increases in social security benefit provisions of the American Recovery and Reinvestment Act of 2009, disposable personal income (“DPI”) grew at an annual rate of 9.0 percent during the first five months of 2009. Despite the increase in DPI, consumer spending was flat due to the continuation of the decline in household wealth and rising unemployment. The personal savings rate reached 6.9 percent in May 2009, as consumers chose to save rather than spend. Despite the strong savings rate, the banking industry reported only a modest increase in domestic deposit growth, with the majority of the growth concentrated in savings, NOW and noninterest-bearing checking accounts.
We experienced strong deposit growth during the second quarter. Total deposits grew $17.9 million or at an annualized rate of 13.8 percent to $538.8 million at June 30, 2009, from $520.9 million at March 31, 2009. Noninterest-bearing deposits grew $4.2 million or at an annualized rate of 21.9 percent, while interest-bearing deposits rose $13.7 million or at an annualized rate of 12.4 percent. The majority of the growth in interest-bearing accounts was concentrated in large denomination time deposits and savings accounts. Time deposits of $100 or more increased $12.2 million and savings accounts grew $7.7 million. Growth in NOW accounts was flat, while money market accounts declined $2.8 million and time deposits less than $100 decreased $3.4 million.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 2009 and 2008, are summarized as follows:
Deposit distribution

	June 30,		June 30,
	2009		2008
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$27,229	0.84%	$26,866	2.06%
NOW accounts	75,689	1.49	70,740	2.63
Savings accounts	104,034	0.53	100,324	1.13
Time deposits less than $100	165,475	3.38	168,440	4.15
Time deposits $100 or more	75,684	3.56	46,428	4.39

Total interest-bearing	448,111	2.28%	412,798	3.05%
Noninterest-bearing	81,115		74,709

Total deposits	$529,226		$487,507

For the six months ended June 30, 2009, average total deposits grew $41.7 million or 8.6 percent to $529.2 million compared to $487.5 million for the same period of 2008. Noninterest-bearing deposits rose $6.4 million, while interest-bearing accounts increased $35.3 million. We experienced growth in all major deposit categories except for time deposits less than $100. However approximately 70.1 percent of the growth was concentrated in large denomination time deposits. Market interest rates, which fell significantly in the second half of 2008, remained at historically low levels during the first half of 2009. The 3-month U.S. Treasury rate declined 171 basis points to 0.19 percent at June 30, 2009 from 1.90 percent at June 30, 2008. In addition, given the steepness of interest rate reductions in 2008, management reduced the standard rate paid for interest-bearing transaction accounts, including money market, NOW and savings accounts, 25 basis points to 0.25 percent from 0.50 percent. As a result of this action, coupled with a rate reduction in accounts tied to the 3-month U.S. Treasury rate, our cost of deposits for the six months ended June 30, decreased 77 basis points to 2.28 percent in 2009 from 3.05 percent in 2008. The FOMC has indicated that it will keep interest rates at these low levels from some time. We anticipate our funding costs to remain favorable for the remainder of 2009. However, should competition within our market area intensify, our cost of funds could be negatively impacted.
An influx of monies from our promotional gas lease certificates of deposit offering during the second half of 2008 resulted in a $36.7 million increase in volatile deposits, time deposits in denominations of $100 or more, to $85.6 million at June 30, 2009 from $48.9 million at June 30, 2008. Time deposits $100 or more averaged $75.7 million for the six months ended June 30, 2009, compared to $46.4 million for the same six months of last year. The average cost of these deposits decreased 83 basis points to 3.56 percent for the first half of 2009, compared to 4.39 percent for the same period of 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Maturities of time deposits of $100 or more at June 30, 2009, and December 31, 2008, are summarized as follows:
Maturity distribution of time deposits of $100 or more

	June 30,	December 31,
	2009	2008
Within three months	$28,393	$19,271
After three months but within six months	17,401	20,470
After six months but within twelve months	21,902	25,522
After twelve months	17,945	16,272

Total	$85,641	$81,535

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
Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
June 30, 2009	three months	twelve months	five years	five years	Total
Rate-sensitive assets:
Investment securities	$2,037	$10,730	$22,219	$38,183	$73,169
Loans held for sale, net	787				787
Loans, net of unearned income	126,942	97,167	217,642	69,119	510,870

Total	$129,766	$107,897	$239,861	$107,302	$584,826

Rate-sensitive liabilities:
Money market accounts	$15,680	$7,541			$23,221
NOW accounts	56,552	17,385			73,937
Savings accounts	13,200		$97,823		111,023
Time deposits less than $100	30,976	43,483	78,493	$10,021	162,973
Time deposits $100 or more	28,393	39,303	17,475	470	85,641
Short-term borrowings	7,950				7,950

Total	$152,751	$107,712	$193,791	$10,491	$464,745

Rate sensitivity gap:
Period	$(22,985)	$185	$46,070	$96,811
Cumulative	$(22,985)	$(22,800)	$23,270	$120,081	$120,081

RSA/RSL ratio:
Period	0.85	1.00	1.24	10.23
Cumulative	0.85	0.91	1.05	1.26	1.26
Our cumulative one-year RSA/RSL ratio equaled 0.91 at June 30, 2009, compared to 0.85 at the end of the previous quarter. Given current economic conditions, the historically low interest environment is expected to continue for some time. Accordingly, the focus of ALCO during 2009 is to reduce the negative gap position in order to provide equilibrium between RSA and RSL. In order to accomplish this, we plan to cautiously offer loans with interest rates that reprice after one but within five years. Upon the threat of rising interest rates, we will shift to promoting floating-rate loans that reprice immediately with changes in the prime rate. In addition, we have discontinued our short-term certificate of deposit promotions and began offering preferential rates on longer-term certificates of deposit, including 60-, 72- and 90-month maturities. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The increase in our RSA/RSL ratio from the end of the first quarter of 2009 resulted from a $9.1 million decrease in RSL maturing or repricing within the next 12 months, coupled with an $8.6 million increase in RSA maturing or repricing within the same time frame. The decrease in RSL resulted primarily from a $19.5 million reduction in short-term borrowings outstanding from the end of the first quarter of 2009. Partially offsetting the reduction in short-term borrowings was a $12.6 million increase in large denomination time deposits maturing or repricing within 12 months. With respect to the increase in RSA, loans, net of unearned income, maturing or repricing within 12 months increased $5.5 million, while available-for-sale investment securities rose $4.5 million.
We also experienced an increase in our three-month ratio to 0.85 at June 30, 2009, from 0.75 at the end of the previous quarter. The increase primarily resulted from a $20.1 million decrease in the amount of RSL maturing or repricing within three months. Similar to the 12-month ratio, the decrease primarily resulted from the $19.5 million reduction in short-term borrowings.
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
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. According to the most recent model results, instantaneous and parallel shifts in general market rates of plus 100 basis points would cause a 4.3 percent decrease in net interest income for the twelve months ended June 30, 2010. Model results under a minus 100 basis point scenario were not meaningful, as the majority of short-term general market rates are already near zero.

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
We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after June 30, 2010. Our noncore funds at June 30, 2009, consisted of short-term borrowings with the FHLB-Pgh and time deposits in denominations of $100 or more. At June 30, 2009, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 14.3 percent, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 11.1 percent. These ratios indicated that we had some reliance on noncore funds at June 30, 2009. Comparatively, our ratios improved slightly from the end of the previous quarter indicating our reliance on noncore funds had decreased. The decrease in noncore funding reliance resulted primarily from the repayment of $19.5 million in short-term borrowings with the FHLB-Pgh during the second quarter. In addition, according to the most recent Bank Holding Company Performance Report for our Federal Reserve District, we were significantly less reliant on noncore funds than our peer group, which had noncore and short-term noncore funding dependence ratios of 29.1 percent and 18.3 percent.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold, decreased $12.4 million during the six months ended June 30, 2009. In comparison, cash and cash equivalents increased $1.8 million for the same period last year. For the first half of 2009, cash used in investing activities totaled $19.4 million. Net cash provided by operating activities of $4.0 million and financing activities of $3.0 million partially offset the cash used in investing activities. For the same period of 2008, financing and operating activities provided net cash of $10.0 million and $4.4 million, which was partially offset by net cash used in investing activities of $12.6 million.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Investing activities primarily include transactions related to our lending activities and investment portfolio. Net cash used in investing activities for the first half of 2009 increased $6.8 million to $19.4 million in 2009 from $12.6 million in 2008. A net increase in lending activities offset by the proceeds received from repayments and sales of investment securities was the primary cause of the $19.4 million of net cash used in investing activities.
Operating activities provided net cash of $4.0 million for the six months ended June 30, 2009, compared to $4.4 million for the same six months of 2008. Net income, adjusting for the effects of noncash transactions such as depreciation and the provision for loan losses is the primary source of funds from operations.
Deposit gathering is our predominant financing activity. During the first six months of 2009 deposit gathering slowed, which resulted in a $3.5 million reduction in net cash caused by a decrease in deposits. Due to the slow down in deposit gathering we utilized short-term borrowing arrangements with the FHLB-Pgh, which provided us with net cash of $8.0 million.
Capital Adequacy:
Stockholders’ equity amounted to $59.5 million or $34.64 per share at June 30, 2009, compared to $58.9 million or $34.22 per share at March 31, 2009, and $57.8 million or $33.41 per share at December 31, 2008. Net income of $3.0 million for the six months ended June 30, 2009, was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by net cash dividends declared of $805, common stock repurchases of $684 and other comprehensive income resulting from market value appreciation in the investment portfolio of $159.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
We declared dividends of $965 for the six months ended June 30, 2009. On a per share basis, year-to-date dividends declared equaled $0.56 in 2009, an increase of 3.7 percent compared to $0.54 in 2008. The dividend payout ratio increased to 32.3 percent for the six months ended June 30, 2009, from 29.3 percent for the same six months of 2008. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the six months ended June 30, 2009, 4,318 shares were issued under this plan.
Management periodically purchases shares of our common stock under an ongoing repurchase program. During the six months ended June 30, 2009, 18,117 shares were repurchased under this program. At the close of the second quarter of 2009, 25,168 shares authorized under this program were available to be repurchased.
We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2009 and 2008. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Our and Community Bank’s capital ratios at June 30, 2009 and 2008, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:
Regulatory capital

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30,	2009	2008	2009	2008	2009	2008
Basis for ratios:
Tier I capital to risk-weighted assets:
Consolidated	$57,197	$54,879	$21,127	$19,532
Community Bank.	51,877	49,814	20,970	19,391	$31,455	$29,086
Total capital to risk-weighted assets:
Consolidated	63,216	59,980	42,254	39,064
Community Bank	57,896	54,915	41,940	38,781	52,424	48,477
Tier I capital to total average assets less goodwill:
Consolidated	57,197	54,879	24,727	22,338
Community Bank	51,877	49,814	$24,577	$22,184	$30,722	$27,730

Risk-weighted assets:
Consolidated	511,779	475,705
Community Bank	507,851	472,172
Risk-weighted off-balance sheet items:
Consolidated	16,394	12,593
Community Bank	16,394	12,593
Average assets for Leverage ratio:
Consolidated	618,174	558,457
Community Bank	$614,435	$554,596

Ratios:
Tier I capital as a percentage of risk- weighted assets and off-balance sheet items:
Consolidated	10.8%	11.2%	4.0%	4.0%
Community Bank	9.9	10.3	4.0	4.0	6.0%	6.0%
Total of Tier I and Tier II capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	12.0	12.3	8.0	8.0
Community Bank	11.0	11.3	8.0	8.0	10.0	10.0
Tier I capital as a percentage of total average assets less intangible assets:
Consolidated	9.3	9.8	4.0	4.0
Community Bank	8.4%	9.0%	4.0%	4.0%	5.0%	5.0%

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
Based on the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”), Community Bank was categorized as well capitalized under the regulatory framework for prompt corrective action at June 30, 2009. There are no conditions or events since this notification that we believe have changed Community Bank’s category.
Review of Financial Performance:
Net income for the second quarter of 2009 equaled $1,215 or $0.70 per share, year-to-date earnings totaled $2,990 or $1.73 per share. Comparable earnings for 2008 were $1,660 or $0.95 per share for the second quarter and $3,225 or $1.84 per share year-to-date. Net income was impacted by higher noninterest expense and provision for loan losses, partially offset by increases in net interest income and noninterest income. Return on average assets was 0.79 percent for the second quarter and 0.97 percent for the first half of 2009, compared to 1.19 percent and 1.16 percent for the respective 2008 periods. Return on average stockholders’ equity was 8.18 percent for the second quarter and 10.21 percent year-to-date 2009, compared to 11.85 percent and 11.62 percent for the same periods of 2008.
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
Net interest income changes due to rate and volume

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009 vs. 2008			2009 vs. 2008
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total			Total
	Change	Rate	Volume	Change	Rate	Volume
Interest income:
Loans:
Taxable	$(838)	$(890)	$52	$(1,958)	$(2,105)	$147
Tax-exempt	83	(103)	186	227	(218)	445
Investments:
Taxable	271	1	270	576	33	543
Tax-exempt	175	(4)	179	438	(14)	452
Federal funds sold	(10)	(3)	(7)	(11)	(6)	(5)

Total interest income	(319)	(999)	680	(728)	(2,310)	1,582

Interest expense:
Money market accounts	(60)	(66)	6	(161)	(165)	4
NOW accounts	(154)	(181)	27	(363)	(424)	61
Savings accounts	(107)	(121)	14	(289)	(309)	20
Time deposits less than $100	(363)	(294)	(69)	(704)	(644)	(60)
Time deposits $100 or more	128	(118)	246	324	(221)	545
Short-term borrowings	(14)	(54)	40	(86)	(197)	111

Total interest expense	(570)	(834)	264	(1,279)	(1,960)	681

Net interest income	$251	$(165)	$416	$551	$(350)	$901

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the six months ended June 30, tax-equivalent net interest income increased $551 or 4.9 percent to $11,896 in 2009 from $11,345 in 2008. A positive volume variance, partially offset by a negative rate variance led to the improvement.
Changes in the volumes of earning assets and interest-bearing liabilities contributed to a $901 increase in net interest income. Average earning assets grew $57.7 million to $589.3 million for the six months ended June 30, 2009, from $531.6 million for the same six months of 2008 and accounted for a $1,582 increase in interest revenue. The investment portfolio averaged $39.2 million or 109.5 percent higher comparing 2009 and 2008, which resulted in additional interest revenue of $995. In addition, average loans, net of unearned income, grew $19.2 million or 3.9 percent, which caused an increase in interest revenue of $592.
Average interest-bearing liabilities rose $49.5 million or 11.6 percent to $474.6 million for the first half of 2009 compared to $425.1 million for the same period of 2008. The growth resulted in a net increase in interest expense of $681. Having the greatest impact was a $29.3 million increase in large denomination time deposits, which caused interest expense to increase $545. In addition, short-term borrowings averaged $14.2 million higher and resulted in an increase in interest expense of $111. Interest-bearing transaction accounts, including money market, NOW and savings accounts, grew $9.0 million, which together increased interest expense by $85. Partially offsetting these increases was a decline of $3.0 million in average time deposits less than $100. This decline resulted in a corresponding decrease in interest expense of $60.
A negative rate variance resulted in a decrease of $350 in tax-equivalent net interest income. Reductions in loan and investment yields more than offset decreases in funding costs resulting from lower short-term market interest rates. The tax-equivalent yield on earning assets decreased 89 basis points to 5.83 percent for the six months ended June 30, 2009, from 6.72 percent for the same period of 2008, resulting in a reduction of interest revenue of $2,310. Specifically, the tax-equivalent yield on the loan portfolio decreased 91 basis points to 5.82 percent for the first half of 2009 from 6.73 percent for the same period of 2008. The decrease in loan yields resulted in a decline in interest revenue of $2,323, slightly more than the entire reduction in interest revenue due to rate.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The reduction in interest revenue was partially mitigated by a decrease of $1,960 in interest expense, which resulted from an 85 basis point decrease in the cost of funds to 2.19 percent for the first half of 2009 from 3.04 percent for the same period of 2008. We experienced significant reductions in the rates paid for both interest-bearing transaction accounts as well as time deposits and short-term borrowings. Specifically, the cost of money market, NOW and savings accounts decreased 122 basis points, 114 basis points and 60 basis points comparing the six months ended June 30, 2009 and 2008. These basis point decreases resulted in reductions to interest expense of $165, $424 and $309. With regard to time deposits, the average rates paid for time deposits less than $100 and time deposits $100 or more decreased 77 basis points and 83 basis points, which together resulted in an $865 decrease in interest expense. Rates paid on short-term borrowings decreased 220 basis points, resulting in a decrease to interest expense of $197.
For the quarter ended June 30, 2009, tax-equivalent net interest income improved $251 in comparison to the same three months of last year. Similar to the results for six months, the increase was due to a positive volume variance of $416, partially offset by a negative rate variance of $165. Average earning assets grew $50.9 million comparing the second quarters of 2009 and 2008. The growth resulted in additional interest revenue of $680. Average interest-bearing liabilities rose $45.1 million, which caused a $264 increase in interest expense. With regard to the negative rate variance, the tax-equivalent yield on earning assets decreased 81 basis points comparing the second quarters of 2009 and 2008, which resulted in a reduction in interest revenue of $999. Partially mitigating the decrease in revenue was a reduction in interest expense of $834 due to a 77 basis point decline in our cost of funds.
Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin for the six months ended June 30, contracted 22 basis points to 4.07 percent in 2009 compared to 4.29 percent in 2008. For the second quarter, our net interest margin was 4.09 percent, an improvement of 4 basis points compared to 4.05 percent for the first quarter of 2009 and 42 basis points compared to 3.67 percent for the fourth quarter of 2008. The FOMC has indicated that general market rates would remain low for some time. However, no assurance can be given that these conditions will continue. Net interest income could be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the six months ended June 30, 2009 and 2008, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.
Summary of net interest income

	June 30, 2009			June 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning assets:
Loans:
Taxable	$446,405	$12,884	5.82%	$441,991	$14,842	6.75%
Tax-exempt	67,528	1,947	5.81	52,683	1,720	6.57
Investments:
Taxable	33,589	684	4.11	6,643	108	3.27
Tax-exempt	41,375	1,531	7.46	29,161	1,093	7.54
Federal funds sold	433	1	0.47	1,165	12	2.07

Total earning assets	589,330	17,047	5.83%	531,643	17,775	6.72%
Less: allowance for loan losses	5,602			4,930
Other assets	34,877			32,150

Total assets	$618,605			$558,863

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$27,229	114	0.84%	$26,866	275	2.06%
NOW accounts	75,689	561	1.49	70,740	924	2.63
Savings accounts	104,034	275	0.53	100,324	564	1.13
Time deposits less than $100	165,475	2,772	3.38	168,440	3,476	4.15
Time deposits $100 or more	75,684	1,337	3.56	46,428	1,013	4.39
Short-term borrowings	26,537	92	0.70	12,330	178	2.90

Total interest-bearing liabilities	474,648	5,151	2.19%	425,128	6,430	3.04%
Noninterest-bearing deposits	81,115			74,709
Other liabilities	3,782			3,209
Stockholders’ equity	59,060			55,817

Total liabilities and stockholders’ equity	$618,605			$558,863

Net interest income/spread		$11,896	3.64%		$11,345	3.68%

Net interest margin			4.07%			4.29%
Tax equivalent adjustments:
Loans		$662			$585
Investments		521			372

Total adjustments		$1,183			$957

Note:
Average balances were calculated using average daily balances. Interest income on loans include fees of $532 in 2009 and $237 in 2008. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $2,647 and $1,960 for the six months ended June 30, 2009 and 2008 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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
For the three months and six months ended June 30, 2009, the provision for loan losses totaled $520 and $1,090. In comparison, the provision for loan losses was $283 and $613 for the respective periods of 2008. The increases were a direct result of a higher volume of total and impaired loans, coupled with reductions in the fair values of the underlying collateral supporting certain impaired loans.
Noninterest Income:
Noninterest income for the second quarter rose $287 or 27.7 percent to $1,322 in 2009 from $1,035 in 2008. A $336 or 218.2 percent increase in mortgage banking income was the primary factor contributing to the second quarter increase. For the six months ended June 30, 2009, noninterest revenue totaled $2,896, an increase of $893 or 44.6 percent from $2,003 for the same six months of 2008. Included in year-to-date noninterest income in 2009 was a net gain of $294 from the dispositions of the former Tunkhannock and Eaton Township, Pennsylvania branch offices. In addition, noninterest income in 2009 included $114 in net gains from the sale of available-for-sale investment securities. Due to the significantly lower mortgage rates, mortgage banking income increased $568 or 175.3 percent comparing the six months ended June 30, 2009 and 2008. Service charges, fees and commissions decreased $83 or 4.9 percent to $1,596 in 2009 from $1,679 in 2008.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Major components of noninterest expense for the three months and six months ended June 30, 2009 and 2008, are summarized as follows:
Noninterest expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Salaries and employee benefits expense:
Salaries and payroll taxes	$1,681	$1,677	$3,375	$3,348
Employee benefits	483	438	929	897

Salaries and employee benefits expense	2,164	2,115	4,304	4,245

Net occupancy and equipment expense:
Net occupancy expense	273	312	627	642
Equipment expense	310	333	631	641

Net occupancy and equipment expense	583	645	1,258	1,283

Other expenses:
Marketing expense	175	162	361	336
Other taxes	160	125	346	249
Stationery and supplies	60	74	129	146
Contractual services	599	427	1,136	858
Insurance, including FDIC assessment	807	56	977	136
Other	459	428	844	778

Other expenses	2,260	1,272	3,793	2,503

Total noninterest expense	$5,007	$4,032	$9,355	$8,031

For the second quarter, noninterest expense increased $975 or 24.2 percent to $5,007 in 2009 from $4,032 in 2008. The increase resulted primarily from a $988 or 77.7 percent increase in other expenses. Salaries and employee benefits expense increased $49 or 2.3 percent, while net occupancy and equipment expense decreased $62 or 9.6 percent. For the six months ended June 30, 2009, noninterest expense increased $1,324 or 16.5 percent to $9,355 in 2009 from $8,031 in 2008. The increased expense equated to a weakening in our operating efficiency. We measure our efficiency using two key industry ratios, the operating efficiency ratio and the overhead ratio. The operating efficiency ratio is defined as noninterest expense as a percentage of net interest income and noninterest income, and the overhead ratio is calculated by dividing noninterest expense by average total assets. Our operating efficiency ratio was 68.7 percent for the six months ended June 30, 2009 and 64.8 percent for the same six months of 2008. Similarly, our overhead ratio increased to 3.0 percent for the first half of 2009 compared to 2.9 percent for the same period last year.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $2,164 for the second quarter of 2009. The $49 or 2.3 percent increase for the second quarter of 2009 resulted from higher employee benefits expense due to an increase in health insurance premiums. As a result of the challenges brought on by the economy, we temporarily postponed annual merit increases and placed a freeze on hiring. As a result, the salaries and payroll taxes component was stable. For the six months ended June 30, 2009, payroll and benefit related expenses totaled $4,304, an increase of $59 from $4,245 for the same six months of 2008.
Occupancy and equipment expense decreased $62 or 9.6 percent comparing the second quarters of 2009 and 2008. Decreases in building repairs and maintenance expenses, and equipment depreciation were the major factors contributing to the decline. For the six months ended June 30, 2009, occupancy and equipment expense totaled $1,258, a decrease of $25 from $1,283 for the same six months of 2008.
For the second quarter, other expenses increased $988 or 77.7 percent to $2,260 in 2009 from $1,272 in 2008. Year-to-date other expenses totaled $3,793, an increase of $1,290 or 51.5 percent compared to $2,503 for the same period one year ago. The quarterly and year-to-date increases were due largely to an increase in the cost of FDIC insurance and a special assessment imposed by the FDIC on all insured depository institutions to help mitigate the effects of recent bank failures on the Deposit Insurance Fund.
Our deposits are insured up to regulatory limits by the FDIC and accordingly, are subject to deposit insurance assessments. Under the provisions of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Bank Insurance Fund and the Savings Association Insurance Fund were merged into the Deposit Insurance Fund (“DIF”). Under the Reform Act, the annual DIF assessment rate is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Each institution is placed into one of four risk categories depending on the institution’s capital ratios and supervisory ratings. Based on our latest assignments, we would be assessed at the lowest rates of those institutions posing the least amount of risk to the DIF. On February 27, 2009, the FDIC adopted a restoration plan designed to replenish the DIF over a period of seven years ending December 31, 2015. Due to the recent increase in bank failures, the reserve ratio declined from 1.19 percent of insured deposits at March 31, 2008, to an estimated 0.40 percent of insured deposits at December 31, 2008. In order to implement this restoration plan, the FDIC changed its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by $0.07 per $100 dollars of assessable deposits. These new rates range from $0.12 to $0.14 per $100 dollars of assessable deposits for Risk Category I institutions to $0.50 per $100 dollars of assessable deposits for Risk Category IV institutions. For the second quarter of 2009, the base assessment rates ranged from $0.12 to $0.16 per $100 dollars of assessable deposits for Risk Category I institutions to $0.45 per $100 dollars of assessable deposits for Risk Category IV institutions. In addition to these changes, due to the severity of the decrease in the DIF, the restoration plan provided for a special emergency assessment of $0.05 per $100 dollars of assessable deposits on June 30, 2009, which will be collected on September 30, 2009. Based on these new assessment rates, our FDIC insurance expense was $558 for the six months ended June 30, 2009. In addition, on June 30, 2009, we accrued $280 for the special emergency assessment.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established the annual FICO assessment rates effective for the first quarter and second quarters of 2009 at $0.0114 and $0.0104 per $100 dollars of DIF-assessable deposits. Our FICO assessments totaled $28 for each of the six months ended June 30, 2009 and 2008.
Income Taxes:
For the six months ended June 30, income tax expense totaled $174 in 2009, a decrease of $348 or 66.7 percent from $522 in 2008. Our effective tax rate improved to 5.5 percent in 2009 from 13.9 percent in 2008. The improvement resulted from a $439 increase in tax-exempt interest income. Tax-exempt interest income, as a percentage of total interest income, equaled 14.5 percent for the six months ended June 30, 2009, compared to 11.0 percent for the same period of 2008. In addition to interest from tax-exempt loans and investments, we utilize tax credits from our investment as a limited partner in an elderly housing project to mitigate our tax burden. This project will afford us approximately $3.7 million in investment tax credits over a 10-year period which began in 2007. We expect to recognize a total of $372 in tax credits in 2009.
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

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
As of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures, as of June 30, 2009, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Comm Bancorp, Inc.
OTHER INFORMATION
Part II. Other Information

Item 1.	Legal Proceedings
NONE

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases made by or on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended June 30, 2009:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number	Average	as Part of Publicly	yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Month Ending	Purchased	Per Share	or Programs	or Programs
April 30, 2009	650	$35.24	650	32,283
May 31, 2009	1,210	36.56	1,210	31,073
June 30, 2009	5,905	37.32	5,905	25,168

Total	7,765	$37.03	7,765

Item 3.	Defaults Upon Senior Securities
NONE

Comm Bancorp, Inc.
OTHER INFORMATION (CONTINUED)

Item 4.
Results of Votes of Security Holders at the Company’s annual meeting of stockholders held on June 5, 2009, for which proxies were solicited pursuant to Section 14 under the Securities Exchange Act of 1934, the following matters were voted upon by the stockholders.

1.	To fix the number of directors at 8.

For	Against
1,464,532.292	15,216.297
2.	To elect 8 directors to serve for a one-year term and until their successors are duly elected and qualified.

All nominees of the Board of Directors were elected. The number of votes cast for or opposed to each of the nominees for election to the Board of Directors were as follows:

Nominee	For	Against
David L. Baker	1,425,079.764	54,668.825
William F. Farber, Sr.	1,425,951.613	53,796.976
Judd B. Fitze	1,424,856.613	54,891.976
Dean L. Hesser	1,433,806.613	45,941.976
John P. Kameen	1,432,706.613	47,041.976
Erwin T. Kost	1,433,806.613	45,941.976
Susan F. Mancuso	1,433,806.613	45,941.976
Joseph P. Moore, III	1,433,806.613	45,941.976
3.
To ratify the selection of Beard Miller Company LLP, of Allentown, Pennsylvania, Certified Public Accountants, as the independent auditor for the year ending December 31, 2009. The votes cast on this matter were as follows:

For	Against
1,474,119.589	5,629.000

Item 5.	Other Information
NONE

Item 6.	Exhibits
31(i)	CEO and CFO certifications pursuant to Rule 13a-14(a)/15d-14(a).
32	CEO and CFO certifications pursuant to Section 1350.

COMM BANCORP, INC.
FORM 10-Q
SIGNATURE PAGE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

Registrant, Comm Bancorp, Inc.
Date: August 12, 2009	/s/ William F. Farber, Sr.
William F. Farber, Sr.
President and Chief Executive Officer Chairman of the Board/Director (Principal Executive Officer)

Date: August 12, 2009	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2009	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Vice President of Finance (Principal Accounting Officer)

EXHIBIT INDEX

Item Number		Description	Page

31	(i)	CEO and CFO Certifications Pursuant to Rule 13a-14(a)/15d-14(a).	59

32		CEO and CFO Certifications Pursuant to Section 1350.	61