Form 10-Q
period 2009-09-30
COMM BANCORP INC
filed 2009-11-16
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,721,007 at October 31, 2009

COMM BANCORP, INC.
FORM 10-Q
September 30, 2009

*	Not Applicable

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Three Months Ended Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans:
Taxable	$6,194	$7,137	$19,078	$21,979
Tax-exempt	598	559	1,883	1,694
Interest and dividends on investment securities available-for-sale:
Taxable	205	52	869	133
Tax-exempt	407	351	1,417	1,072
Dividends	9	12	29	39
Interest on federal funds sold	4	133	5	145

Total interest income	7,417	8,244	23,281	25,062

Interest expense:
Interest on deposits	2,433	3,017	7,492	9,269
Interest on short-term borrowings	5		97	178

Total interest expense	2,438	3,017	7,589	9,447

Net interest income	4,979	5,227	15,692	15,615
Provision for loan losses	8,670	400	9,760	1,013

Net interest income (loss) after provision for loan losses	(3,691)	4,827	5,932	14,602

Noninterest income:
Service charges, fees and commissions	848	810	2,444	2,489
Mortgage banking income	287	120	1,179	444
Net gains on sale of premises and equipment			294
Net gains on sale of investment securities available-for-sale	1,385		1,499

Total noninterest income	2,520	930	5,416	2,933

Noninterest expense:
Salaries and employee benefits expense	2,025	2,169	6,329	6,414
Net occupancy and equipment expense	591	583	1,849	1,866
Other expenses	1,942	1,331	5,735	3,834

Total noninterest expense	4,558	4,083	13,913	12,114

Income (loss) before income taxes	(5,729)	1,674	(2,565)	5,421
Provision for income tax expense (benefit)	(2,354)	199	(2,180)	721

Net income (loss)	(3,375)	1,475	(385)	4,700

Other comprehensive (loss):
Unrealized gains (losses) on investment securities available-for-sale	1,118	(686)	1,473	(1,024)
Reclassification adjustment for gains included in net income	(1,385)		(1,499)
Income tax benefit related to other comprehensive loss	(91)	(233)	(9)	(348)

Other comprehensive loss, net of income taxes	(176)	(453)	(17)	(676)

Comprehensive income (loss)	$(3,551)	$1,022	$(402)	$4,024

Per share data:
Net income (loss)	$(1.95)	$0.84	$(0.22)	$2.68
Cash dividends declared	$0.28	$0.27	$0.84	$0.81
Average common shares outstanding	1,718,439	1,747,438	1,722,994	1,750,872
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
Assets:
Cash and due from banks	$8,728	$8,017
Federal funds sold	46,100	12,700
Investment securities available-for-sale	38,302	80,574
Loans held for sale, net		1,390
Loans, net of unearned income	507,094	485,882
Less: allowance for loan losses	11,566	5,255

Net loans	495,528	480,627
Premises and equipment, net	11,631	11,753
Accrued interest receivable	2,597	2,143
Other assets	11,386	6,837

Total assets	$614,272	$604,041

Liabilities:
Deposits:
Noninterest-bearing	$79,591	$79,674
Interest-bearing	475,509	462,617

Total deposits	555,100	542,291
Accrued interest payable	1,185	1,815
Other liabilities	2,478	2,137

Total liabilities	558,763	546,243

Stockholders’ equity:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding:
September 30, 2009, 1,718,439 shares; December 31, 2008, 1,730,062 shares	567	571
Capital surplus	7,881	7,694
Retained earnings	45,407	47,862
Accumulated other comprehensive income	1,654	1,671

Total stockholders’ equity	55,509	57,798

Total liabilities and stockholders’ equity	$614,272	$604,041

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity
Balance, December 31, 2008	$571	$7,694	$47,862	$1,671	$57,798
Net loss			(385)		(385)
Dividends declared: $0.84 per share			(1,446)		(1,446)
Dividend reinvestment plan: 6,494 shares issued	2	241			243
Repurchase and retirement: 18,117 shares	(6)	(54)	(624)		(684)
Other comprehensive loss, net of income taxes				(17)	(17)

Balance, September 30, 2009	$567	$7,881	$45,407	$1,654	$55,509

Balance, December 31, 2007	$579	$7,326	$45,353	$1,115	$54,373
Net income			4,700		4,700
Dividends declared: $0.81 per share			(1,416)		(1,416)
Dividend reinvestment plan: 8,644 shares issued	3	386			389
Repurchase and retirement: 17,046 shares	(6)	(51)	(688)		(745)
Other comprehensive loss, net of income taxes				(676)	(676)

Balance, September 30, 2008	$576	$7,661	$47,949	$439	$56,625

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

Nine Months Ended September 30,	2009	2008
Cash flows from operating activities:
Net income (loss)	$(385)	$4,700
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	9,760	1,013
Depreciation and amortization of premises and equipment	678	696
Net amortization of investment securities	236	76
Amortization of net loan costs	286	270
Amortization of mortgage servicing rights	310	165
Deferred income tax benefit	(2,044)	(335)
Net gains on sale of investment securities available-for-sale	(1,499)
Net gains on sale of loans	(1,210)	(345)
Net gains on sale of premises and equipment	(294)
Net losses (gains) on foreclosed assets	159	(12)
Changes in:
Loans held for sale, net	2,600	350
Accrued interest receivable	(454)	(438)
Other assets	(1,219)	(390)
Accrued interest payable	(630)	138
Other liabilities	339	163

Net cash provided by operating activities	6,633	6,051

Cash flows from investing activities:
Proceeds from repayments of investment securities available-for-sale	7,700	9,446
Proceeds from sales of investment securities available-for-sale	40,460
Purchases of investment securities available-for-sale	(4,651)	(47,845)
Proceeds from sale of foreclosed assets	268	137
Net increase in lending activities	(26,970)	(23,820)
Proceeds from sale of premises and equipment	509
Purchases of premises and equipment	(771)	(1,150)

Net cash provided by (used in) investing activities	16,545	(63,232)

Cash flows from financing activities:
Net changes in:
Money market, NOW, savings and noninterest-bearing accounts	7,436	8,102
Time deposits	5,373	48,134
Proceeds from issuance of common shares	243	389
Repurchase and retirement of common shares	(684)	(745)
Cash dividends paid	(1,435)	(1,401)

Net cash provided by financing activities	10,933	54,479

Net increase (decrease) in cash and cash equivalents	34,111	(2,702)
Cash and cash equivalents at beginning of year	20,717	21,876

Cash and cash equivalents at end of period	$54,828	$19,174

Supplemental disclosures:
Cash paid during the period for:
Interest	$8,219	$9,309
Income taxes	691	1,320
Noncash items:
Transfers of loans to foreclosed assets	2,023
Unrealized losses on investment securities available-for-sale, net	$17	$676
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of presentation:
The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries, Community Bank and Trust Company, including its subsidiaries, Community Leasing Corporation and Comm Financial Services Corporation, and Comm Realty Corporation (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months and nine months ended and as of September 30, 2009, are not necessarily indicative of the results of operations that may be expected in the future.
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
2. Earnings (loss) per common share:
The Company had no dilutive potential common shares outstanding during the three-month and nine-month periods ended September 30, 2009 and 2008, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income (Loss) relates to basic per share amounts.
3. Subsequent events:
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through November 16, 2009, the date these financial statements were issued.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
4. Hierarchy of GAAP:
In July 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of Statement of Financial Accounting Standards (“SFAS”) No. 162.” SFAS No. 162 is not yet reflected in FASB ASC. FASB ASC 105 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in presentation of financial statements in conformity with GAAP in the United States. The ASC does not change GAAP. Instead, it takes all of the individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. FASB requires that all citations begin with FASB ASC. Changes to the ASC subsequent to June 30, 2009, are referred to as Accounting Standards Updates (“ASU”).
In conjunction with the issuance of FASB ASC 105, the FASB also issued ASU No. 2009-1, “FASB ASC 105 — Generally Accepted Accounting Principles,” which includes FASB ASC 105 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-1 did not have an impact on the operating results or financial position of the Company.
5. Transfers of financial assets:
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB ASC 860.” SFAS No. 166 is not yet reflected in FASB ASC. This Statement prescribes the information that a reporting company must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The adoption of this Statement on January 1, 2010, is not expected to have a material effect on the operating results or financial position of the Company.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
6. Variable interest entities:
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 is not yet reflected in the FASB ASC. This Statement amends FASB Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The adoption of this Statement on January 1, 2010, is not expected to have a material affect on the operating results or financial position of the Company.
7. Fair value measurements:
In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures FASB ASC 820- Measuring Liabilities at Fair Value.” ASU 2009-5 provides guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using: (i) the quoted market price of an identical liability when traded as an asset; (ii) quoted prices for similar liabilities or similar liabilities when traded as assets; or (iii) another valuation technique consistent with the principles of FASB ASC 820 such as an income approach or a market approach. ASU 2009-5 is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this ASU on October 1, 2009, is not expected to have a material affect on the operating results or financial position of the Company.
In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures FASB ASC 820 — Investment in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent.” ASU 2009-12 allows an entity to measure the fair value of an investment that has no readily determinable fair value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of FASB ASC 946 as of the entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. This Update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted. The adoption of this ASU on October 1, 2009, is not expected to have a material effect on the operating results or financial position of the Company, as the Company does not have investments in such entities.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
8. Own-share lending arrangements:
In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” This ASU amends FASB ASC 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with FASB ASC 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. This ASU also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective date of ASU 2009-15 is dependent upon the date the share-lending arrangement was entered into and includes retrospective application to arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The adoption of this ASU is not expected to have a material effect on the operating results or financial position of the Company.
9. Change in accounting estimate:
In the third quarter of 2009, we reevaluated our methodology for determining the adequacy of the allowance for loan losses. This reevaluation was performed as a result of the rapidly changing economic conditions in our market area. As part of this reevaluation, we reduced the number of periods utilized to determine loss factors for homogeneous pools of loans collectively evaluated and measured for impairment under FASB ASC 450, “Contingencies,” from the most recent rolling 20 quarters to the most recent rolling eight quarters to better reflect the current credit environment. This change in accounting estimate was applied prospectively in accordance with FASB ASC 250, “Accounting Changes and Error Corrections.” The impact of this change resulted in an increase in the provision for loan losses charged to operations of $3.6 million in the third quarter of 2009.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
10. Investment securities:
All investment securities were classified as available-for-sale at September 30, 2009 and December 31, 2008. The amortized cost and fair value of available-for-sale securities aggregated by investment category at September 30, 2009 and December 31, 2008, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value
State and municipals	$27,751	$2,385		$30,136
Mortgage-backed securities	5,369	51	$16	5,404
Equity securities:
Restricted	2,537			2,537
Other	139	88	2	225

Total	$35,796	$2,524	$18	$38,302

	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
State and municipals	$44,873	$2,288	$154	$47,007
Mortgage-backed securities	31,916	366	56	32,226
Equity securities:
Restricted	1,116			1,116
Other	137	90	2	225

Total	$78,042	$2,744	$212	$80,574

Net unrealized holding gains and losses on available-for-sale securities are included as a separate component in stockholders’ equity. The Company had net unrealized holding gains of $1,654, net of deferred income taxes of $852, at September 30, 2009, and $1,671, net of deferred income taxes of $861, at December 31, 2008.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
The fair value and gross unrealized losses of available-for-sale securities with unrealized losses for which an other-than-temporary impairment has not been recognized at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2009	Value	Losses	Value	Losses	Value	Losses
State and municipals
Mortgage-backed securities	$3,212	$16			$3,212	$16
Equity securities:
Restricted
Other			$7	$2	7	2

Total	$3,212	$16	$7	$2	$3,219	$18

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
State and municipals	$4,102	$154			$4,102	$154
Mortgage-backed securities	6,071	56			6,071	56
Equity securities:
Restricted
Other	7	2			7	2

Total	$10,180	$212			$10,180	$212

At September 30, 2009, the Company had 116 investment securities, consisting of 100 tax-exempt state and municipal obligations, seven mortgage-backed securities, including collateralized mortgage obligations, and two restricted and seven marketable equity securities. There were two investment securities in an unrealized loss position at September 30, 2009, including one mortgage-backed security and one marketable equity security. The one marketable equity security has been in a continuous unrealized loss position for 12 months or more.
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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Mortgage-backed securities consisted of obligations of Government National Mortgage Association (“GNMA”) federal agency bonds which are direct obligations of the U.S. Government. The one GNMA mortgage-backed security that was in an unrealized loss position at September 30, 2009, was backed by the full faith and credit of the U.S. Government and thus considered to have no risk of default. The unrealized loss position for this security was less than 12 months. The unrealized loss was not considered to be other-than-temporary because it was a direct result of interest rate fluctuations. Management did not have the intent to sell the security at September 30, 2009, and it is more likely than not that it will not be required to sell the security before the anticipated recovery of its entire amortized cost basis.
Marketable equity securities are held at the Parent Company consisting of common stocks of commercial banks. At September 30, 2009, the market value of common stock held in Wachovia Corporation was below its amortized cost basis of $9. Wells Fargo and Company acquired Wachovia Corporation after the close of business on December 31, 2008. Wells Fargo and Company had a credit rating of “AA” and was categorized as well capitalized under regulatory capital guidelines at year-end 2008. As a result, the Company does not consider the unrealized loss to be other-than-temporary because it was directly related to the financial weakness of the former issuer. At the current time we do not intend to sell, and it is more likely than not that we will not have to sell, any of our temporarily impaired securities as we expect to recover the entire amortized cost basis of these securities.
As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”), the Company is required to purchase and hold stock in the FHLB-Pgh to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB-Pgh or to another member institution, and all sales of FHLB-Pgh stock must be at par. As a result of these restrictions, FHLB-Pgh stock is unlike other investment securities as there is no trading market for FHLB-Pgh stock and the transfer price is determined by FHLB-Pgh membership rules and not by market participants. As of September 30, 2009 and December 31, 2008, our FHLB-Pgh stock totaled $2.4 million and $1.0 million and is included in investment securities available-for-sale on the Consolidated Balance Sheets.
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
After evaluating all of these considerations the Company concluded that the par value of its investment in FHLB-Pgh stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the nine months ended September 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB-Pgh stock.
The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2009, is summarized in the table that follows. The distributions are based on contractual maturity with the exception of mortgage-backed securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

		After one	After five
	Within	but within	but within	After
September 30, 2009	one year	five years	ten years	ten years	Total
State and municipals	$1,944	$3,429	$14,641	$10,122	$30,136
Mortgage-backed securities	1,943	3,461			5,404

Total	$3,887	$6,890	$14,641	$10,122	$35,540

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
11. Fair values of financial instruments:
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
An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008, are summarized below:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2009	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available-for-sale	$35,765	$225	$35,540

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2008	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available-for-sale	$79,458	$225	$79,233
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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Assets measured at fair value on a non-recurring basis at September 30, 2009 and December 31, 2008, are summarized below:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2009	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$10,828			$10,828
Foreclosed assets	$1,932			$1,932

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2008	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$16,135			$16,135
Foreclosed assets	$336			$336
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans or discounted cash flows for noncollateral dependent loans, had a recorded investment of $16,087 and a related allowance of $5,259 at September 30, 2009. Impaired loans had a recorded investment of $19,707 and a related allowance of $3,572 at December 31, 2008. The fair value of foreclosed assets is based upon estimates derived through independent appraisals. Real estate acquired in connection with foreclosures is adjusted to fair value less cost to sell.
Disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value is required by GAAP. The Company’s assets that were considered financial instruments approximated 96.4 percent of total assets at September 30, 2009, and 97.0 percent of total assets at December 31, 2008. Liabilities that were considered financial instruments approximated 99.6 percent of total liabilities at September 30, 2009, and December 31, 2008. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
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
Investment securities available-for-sale: The fair value of investment securities available-for-sale is based on quoted market prices. The carrying values of restricted equity securities approximate fair value.
Loans held for sale, net: The fair value of loans held for sale, net, are based on quoted market prices.
Net loans: For adjustable-rate loans that reprice frequently and with no significant credit risk, fair values are based on carrying values. The fair values of other nonimpaired loans are estimated using discounted cash flow analysis, using interest rates currently offered in the market for loans with similar terms to borrowers of similar credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis determined by the loan review function or underlying collateral values, where applicable.
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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Deposits with stated maturities: The carrying value of adjustable-rate, fixed-term time deposits approximates their fair value at the reporting date. For fixed-rate time deposits, the present value of future cash flows is used to estimate fair value. The discount rates used are the current rates offered in the market for time deposits with similar maturities.
Accrued interest payable: The carrying value of accrued interest payable as reported on the balance sheet approximates fair value.
Off-balance sheet financial instruments: The majority of commitments to extend credit, unused portions of lines of credit and letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at September 30, 2009 and December 31, 2008.
The estimated fair value of financial instruments at September 30, 2009 and December 31, 2008, is summarized as follows:

	September 30, 2009		December 31,2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$54,828	$54,828	$20,717	$20,717
Investment securities available-for-sale	38,302	38,302	80,574	80,574
Loans held for sale, net			1,390	1,390
Net loans	495,528	498,797	480,627	487,917
Mortgage servicing rights	901	901	578	578
Accrued interest receivable	2,597	2,597	2,143	2,143

Total	$592,156	$595,425	$586,029	$593,319

Financial liabilities:
Deposits without stated maturities	$297,977	$297,977	$290,541	$290,541
Deposits with stated maturities	257,123	262,441	251,750	260,019
Accrued interest payable	1,185	1,185	1,815	1,815

Total	$556,285	$561,603	$544,106	$552,375

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)
Forward-Looking Discussion:
Certain statements in this Form 10-Q are forward-looking statements that involve numerous risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:
Local, domestic and international economic and political conditions, and government monetary and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond our control may also adversely affect our future results of operations. Our management team, consisting of the Board of Directors and executive officers, expects that no particular factor will further affect the results of operations. The continuation of downward trends in areas such as real estate, construction and consumer spending, may continue to adversely impact our ability to return to profitability.
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
To a certain extent, our success depends upon the general economic conditions in the geographic market that we serve. Further adverse changes to economic conditions would likely disrupt loan collections and may continue to adversely effect our consolidated results of operations and financial position.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Operating Environment:
Fueled by Federal Government-supported spending initiatives, the United States economy grew at the strongest pace in two years. The gross domestic product (“GDP”), the value of all goods and services produced in the United States increased at a seasonally-adjusted annual rate of 3.5 percent. Much of the growth was spurred by government-supported spending on automobiles and homes. Consumer spending advanced at an annual rate of 3.4 percent. Specifically, spending on durable goods jumped at an annual rate of 22.3 percent, which reflected a significant increase in automobile purchases due to the Federal Government’s “Cash for Clunkers” program. The program offered a rebate of up to $4,500 dollars to consumers to purchase new automobiles and trade in old gas guzzlers. In addition, the Federal Government’s $8,000 dollar tax credit for first-time home buyers sparked a 23.4 percent annualized increase in residential investment, the first quarter since 2006 that spending on housing was positive. Despite these positive influences, continued increases in unemployment indicate that the recession is far from over. The national unemployment rate rose to a seasonally adjusted rate of 9.8 percent in September 2009, up from 9.5 percent in June 2009 and from 6.2 percent one year ago. In addition, partially mitigating the effects of consumer and residential spending was a decrease in business spending. Business investment declined at an annual rate of 2.5 percent. Spending on commercial structures decreased 9.0 percent, which was partially offset by an increase of 1.1 percent in spending for equipment and software.
The continued economic weakness has placed great stress on the banking industry. According to the most recent data provided by the Federal Deposit Insurance Corporation (“FDIC”), FDIC-insured financial institutions reported an aggregate net loss of $3.7 billion in the second quarter of 2009. In addition, 64.4 percent of insured institutions reported lower quarterly earnings than a year ago and 28.3 percent reported a net loss for the quarter. Significant increases in loan loss provisions, due to rising net charge-off and nonperforming asset levels, was the primary factor leading to the overall industry loss. In addition, by the end of the third quarter of 2009 approximately 95 insured financial institutions had failed.
Due to the continued weakness in economic conditions, the Federal Open Market Committee (“FOMC”) kept the target range for the federal funds rate unchanged at 0.00 percent to 0.25 percent during the third quarter of 2009. In addition, the FOMC has indicated that it expects economic activity to remain weak for some time, thereby it plans to keep interest rates low indefinitely.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Review of Financial Position:
Dues to the strain on the banking industry and the recent escalation in the number of bank failures, regulatory oversight of banks has intensified in 2009. Regulators are extremely critical in their evaluations of capital adequacy, and in particular, the reserves banks set aside for potential loan losses. As a result of this emphasis, coupled with the recent deterioration evidenced in the commercial and construction sectors of our loan portfolio and the continuation of the downturn in economic conditions, we recorded additional reserves through an $8.7 million provision for loan losses in the third quarter of 2009. The rapid devaluation of collateral values used to measure impairment on specifically identified loans, coupled with a shortening of the loss experience period utilized to estimate losses in the remainder of the portfolio, necessitated the large provision. With this provision, we believe the allowance for loan losses is adequate to absorb probable credit losses related to specifically identified loans as well as probable incurred losses inherent in the remainder of the loan portfolio as of September 30, 2009.
As a result of the $8.7 million provision in the third quarter, we reported a net losses of $3,375 or $1.95 per share and $385 or $0.22 per share for the three months and nine months ended September 30, 2009. Our Company’s challenges appear to be specifically limited to certain sectors of the loan portfolio, accounting for less than 5.0 percent of the overall balance sheet. Moreover, while many financial institutions experienced major losses in their investment portfolios due to impaired securities, we had none of these assets, and at September 30, 2009, had a $2.5 million unrealized gain in our investment portfolio. Furthermore, our regulatory capital ratios continued to exceed the levels required to be considered “well capitalized” under applicable regulatory standards at the end of the third quarter of 2009.
Going forward, we are focusing our efforts on improving the status of our nonperforming assets and profitability and have initiated several cost cutting initiatives including:
•	The cancellation of all Board of Directors and Management bonuses;
•	The elimination of paid expenses for Board of Director seminars and conventions;
•	The suspension of annual employee salary increases; and
•	Curtailment of marketing-related expenses.
We believe these initiatives will facilitate our foremost goal of returning to profitability.
With regard to our financial position, total assets were $614.3 million at September 30, 2009, an increase of $10.3 million from $604.0 million at December 31, 2008. The growth resulted primarily from an increase of $21.2 million in loans, net of unearned income, to $507.1 million at the close of the third quarter from $485.9 million at year-end 2008. The increase in loans reflected strong demand for financing from municipalities within our market area. Total deposits increased $12.8 million to $555.1 million at September 30, 2009, from $542.3 million at December 31, 2008. The growth was concentrated in interest-bearing deposits, which increased $12.9 million. Available-for-sale investment securities declined $42.3 million to $38.3 million at September 30, 2009, from $80.6 million at the end of 2008. We had $46.1 million in federal funds sold outstanding at the end of the third quarter compared to $12.7 million at the end of 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
In comparison to the previous quarter end, total assets increased $3.5 million from $610.8 million at June 30, 2009. Loans, net of unearned income, decreased $3.8 million from $510.9 million from the end of the second quarter, while investment securities decreased $34.9 million from $73.2 million. Total deposits rose $16.3 million from $538.8 million at June 30, 2009. We repaid the $8.0 million in short-term borrowings outstanding at the previous quarter-end during the third quarter of 2009.
Investment Portfolio:
At September 30, 2009, our investment portfolio consisted primarily of intermediate-term tax-exempt state and municipal obligations. The carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 2009, and December 31, 2008, are summarized as follows:
Distribution of investment securities available-for-sale

	September 30,		December 31,
	2009		2008
	Amount	%	Amount	%
State and municipals	$30,136	78.68%	$47,007	58.34%
Mortgage-backed securities	5,404	14.11	32,226	40.00
Equity securities:
Restricted	2,537	6.62	1,116	1.38
Other	225	0.59	225	0.28

Total	$38,302	100.00%	$80,574	100.00%

Available-for-sale investment securities decreased $42.3 million to $38.3 million at September 30, 2009, from $80.6 million at December 31, 2008. The unrealized holding gain, which equaled $1,671, net of income taxes of $861, at the end of 2008 decreased $17 to $1,654, net of income taxes of $852, at September 30, 2009.
During the nine months ended September 30, 2009, we received proceeds from the sale of available-for-sale investment securities of $40.5 million. We sold a portion of our tax-exempt obligations of state and municipalities to avoid being subject to alternative minimum tax in the future as we will be making a significant investment in an elderly, low-income housing project during the fourth quarter of 2009. This investment will provide us with significant investment tax credits. In addition to tax-exempt securities, we sold certain U.S. Government agency mortgage-backed securities that were valued off of the yield on the 3-year U.S. Treasury note and based on the relationship in the interest rate spread between the two investments. Recent economic conditions have caused an unprecedented run up in the price of U.S. Treasuries and a tightening of spreads between comparable U.S. Treasury and U.S. Agency securities. As a result of the significant increase in the fair market value of these securities and in line with implementing asset/liability strategies, we sold approximately $26.7 million of U.S. Government agency mortgage-backed securities during the third quarter of 2009. Net gains recognized on the sale of available-for-sale investment securities totaled $1.5 million for the nine months ended September 30, 2009. No securities were sold during the nine months ended September 30, 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the nine months ended September 30, 2009, the investment portfolio averaged $70.6 million, an increase of $35.8 million compared to $34.8 million for the same period of last year. The tax-equivalent yield on the investment portfolio decreased 114 basis points to 5.76 percent for the nine months ended September 30, 2009, from 6.90 percent for the same period of 2008. In addition, the tax-equivalent yield fell 49 basis points to 5.32 percent for the third quarter from 5.81 percent for the second quarter.
The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at September 30, 2009, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Actual maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Maturity distribution of available-for-sale portfolio

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
September 30, 2009	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Amortized cost:
State and municipals	$1,908	7.87%	$3,277	7.70%	$13,365	7.43%	$9,201	7.08%	$27,751	7.38%
Mortgage-backed securities	1,908	4.51	3,461	3.72					5,369	4.00
Equity securities:
Restricted							2,537	1.44	2,537	1.44
Other							139	1.77	139	1.77

Total	$3,816	6.19%	$6,738	5.66%	$13,365	7.43%	$11,877	5.81%	$35,796	6.43%

Fair value:
State and municipals	$1,944		$3,429		$14,641		$10,122		$30,136
Mortgage-backed securities	1,943		3,461						5,404
Equity securities:
Restricted							2,537		2,537
Other							225		225

Total	$3,887		$6,890		$14,641		$12,884		$38,302

Loan Portfolio:
Business spending contracted at an annual rate of 2.5 percent in the third quarter of 2009. This marked the fifth consecutive quarter of decline in spending by the business sector. Specifically, spending on nonresidential structures fell 9.0 percent, partially offset by a 1.1 percent increase in spending for equipment and software. The further decline in business spending, coupled with tight credit conditions, led to a $93.2 billion decrease in commercial and industrial loans at all commercial banks throughout the United States from the end of the second quarter of 2009. With regard to our loan portfolio, business loans, including commercial loans, commercial real estate construction, commercial mortgages and lease financing, decreased $4.8 million to $367.6 million at September 30, 2009, from $372.4 million at June 30, 2009.
Mortgage rates remained favorable in the third quarter. The rate for a 30-year, fixed-rate mortgage in the United States was 5.06 percent at September 30, 2009, 36 basis points lower than 5.42 percent at the end of the previous quarter, and 98 basis points below 6.04 percent one year earlier. Favorable mortgage rates and incentives for first-time home buyers boosted the ailing housing market, as sales of existing homes surged 9.4 percent in September 2009. However, the downturn in this industry is far from over. Sales of new residential homes fell 3.6 percent in September. In addition, the number of foreclosures continued to escalate. In spite of the continued weakness, residential mortgage lending in the banking industry increased in the third quarter, as evidenced by a $91.9 billion or 9.4 percent annualized increase in real estate loans for all commercial banks from the end of the second quarter of 2009. We experienced an increase in residential mortgage loans, including residential construction loans, of $1.4 million to $108.8 million at September 30, 2009, from $107.4 million at June 30, 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Due to favorable mortgage rates, activity in our secondary mortgage department was strong during the nine months ended September 30, 2009. Residential mortgage loans serviced for the Federal National Mortgage Association (“FNMA”) increased $25.6 million or at an annual rate of 27.5 percent to $150.2 million at the end of the third quarter of 2009 from $124.6 million at the end of 2008. In comparison, for the same period of 2008, residential mortgage loans serviced for the FNMA increased at an annualized rate of 6.5 percent. For the three months and nine months ended September 30, residential mortgages sold to the FNMA totaled $14.2 million and $63.4 million in 2009 compared to $5.3 million and $19.3 million in 2008. Net gains realized on the sale of residential mortgages totaled $268 for the third quarter and $1,210 year-to-date 2009, compared to $86 and $345 for the same periods of 2008.
As previously mentioned, consumer spending, specifically for automobiles, advanced significantly in the third quarter. However, the banking industry did not, in turn, experience increased demand for consumer loans. For all commercial banks, consumer loans declined $10.9 billion or 5.0 percent from the end of the second quarter. Similarly our consumer loans decreased $422 or at an annualized rate of 5.4 percent from the end of the second quarter of 2009.
Average loans grew $19.2 million or 3.9 percent to $513.3 million for the nine months ended September 30, 2009, from $494.1 million for the same nine months of 2008. Due to the sustained low interest rate environment and recording a higher volume of nonaccrual loans, the tax-equivalent yield on our loan portfolio decreased 93 basis points to 5.71 percent for the nine months ended September 30, 2009, compared to 6.64 percent for the same period of 2008. The FOMC has indicated that interest rates will remain at extremely low levels for some time due to the severity of the current recession. As a result, the yield on the loan portfolio may decline further.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The composition of the loan portfolio at September 30, 2009, and December 31, 2008, is summarized as follows:
Distribution of loan portfolio

	September 30,		December 31,
	2009		2008
	Amount	%	Amount	%
Commercial, financial and others	$189,370	37.34%	$170,305	35.05%
Real estate:
Construction	22,139	4.37	25,332	5.21
Residential	105,694	20.84	112,053	23.06
Commercial	156,252	30.81	142,641	29.36
Consumer, net	30,713	6.06	32,812	6.76
Lease financing, net	2,926	0.58	2,739	0.56

Loans, net of unearned income	507,094	100.00%	485,882	100.00%

Less: allowance for loan losses	11,566		5,255

Net loans	$495,528		$480,627

There are numerous risks inherent in the loan portfolio. We attempt to manage risk by employing credit policies and utilizing various modeling techniques in order to limit the effects of such risks. In addition, we utilize private mortgage insurance and guaranteed Small Business Administration and FHLB-Pgh loan programs to mitigate credit risk in the loan portfolio.
Federal regulators are specifically concerned about certain high-risk loan products offered by the banking industry. Our loan portfolio does not contain option adjustable-rate mortgage products, high loan-to-value ratio mortgages, subprime loans or loans with initial teaser rates. At September 30, 2009, we had $28.7 million in junior-lien mortgages and $104.1 million in interest-only loans. We mitigate credit risk associated with loans having junior-lien positions by limiting the loan-to-value ratios to supervisory limits set forth in the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Guidelines for Real Estate Lending Policies. Risk associated with interest-only loans is reduced through ensuring adequate collateralization within our policy guidelines. Generally, collateral for interest-only loans includes deposits, real estate and marketable equity securities. The loan-to-value ratios for junior-lien mortgage and interest-only loans is 80.0 percent. The amount of refinanced or modified interest-only loans was $388 for the nine months ended September 30, 2009. There were no junior-lien mortgages refinanced or modified during this same period. Nonperforming junior-lien mortgages totaled $706 and nonperforming interest-only loans amounted to $6.5 million at September 30, 2009. There were $78 of junior-lien mortgages and $5.3 million of interest-only loans considered as troubled debt restructurings at the end of the third quarter of 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
A decline in the value of assets serving as collateral for our real estate loans may impact our ability to collect on those loans. Accordingly, we do not have residential mortgage loans with loan-to-value ratios exceeding 100.0 percent. We utilize independent state-licensed appraisers to determine the fair market value of the underlying collateral for real estate loans. In addition, we require an appraisal at origination and whenever a loan becomes 90 days or more past due. The impairment measurement for real estate loans individually evaluated includes consideration for changes in local and national economic conditions and cost to sell.
In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. For the nine months ended September 30, 2009, market interest rates remained at historically low levels. Accordingly, we continued to place emphasis on originating loans with interest rates that reprice after one but within five years. Upon the threat of rising interest rates, we will shift to promoting floating-rate loans that reprice immediately with changes in the prime rate. Adjustable-rate loans represented 52.7 percent of the loan portfolio at September 30, 2009, compared to 50.2 percent at the end of 2008.
The maturity and repricing information of the loan portfolio by major classification at September 30, 2009, is summarized as follows:
Maturity distribution and interest sensitivity of loan portfolio

		After one
	Within	but within	After
September 30, 2009	one year	five years	five years	Total
Maturity schedule:
Commercial, financial and others	$95,043	$43,620	$50,707	$189,370
Real estate:
Construction	16,926	1,448	3,765	22,139
Residential	16,345	48,360	40,989	105,694
Commercial	21,610	59,071	75,571	156,252
Consumer, net	4,176	21,754	4,783	30,713
Lease financing, net	586	2,340		2,926

Total	$154,686	$176,593	$175,815	$507,094

Predetermined interest rates	$75,297	$98,388	$66,217	$239,902
Floating- or adjustable-interest rates	79,389	78,205	109,598	267,192

Total	$154,686	$176,593	$175,815	$507,094

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
Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Commercial letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all commercial letters of credit have expiration dates within one year and often expire unused in whole or in part by the customer. The carrying value of the liability for our obligations under guarantees was not material at September 30, 2009, and December 31, 2008.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The contractual amounts of off-balance sheet commitments at September 30, 2009 and December 31, 2008, are summarized as follows:
Distribution of off-balance sheet commitments

	September 30,	December 31,
	2009	2008
Commitments to extend credit	$82,693	$69,235
Unused portions of lines of credit	24,538	19,855
Commercial letters of credit	20,395	15,447

Total	$127,626	$104,537

We record an allowance for credit losses associated with off-balance sheet commitments, if deemed necessary, separately as a liability. The allowance was deemed immaterial at September 30, 2009 and December 31, 2008. We do not anticipate that losses, if any, that may occur as a result of funding off balance sheet commitments, would have a material adverse effect on our operating results or financial position.
Asset Quality:
National, Pennsylvania and market area unemployment rates at September 30, 2009 and 2008, are summarized as follows:

September 30,	2009	2008
United States	9.8%	6.2%
Pennsylvania	8.8	5.6
Lackawanna county	9.0	6.2
Luzerne county	9.9	6.6
Monroe county	9.4	6.7
Susquehanna county	8.7	5.6
Wayne county	7.5	5.5
Wyoming county	7.7%	6.1%
Employment conditions deteriorated significantly for the Nation, the Commonwealth of Pennsylvania and all counties in our market area from one year ago. The demand for labor contracted over the past 12 months, with significant job losses experienced in all major industries during the early months of the year. In addition, employment declines, which appeared to have eased somewhat towards the end of the second quarter, accelerated in September 2009. Continued job losses and rising unemployment may hinder the economic recovery.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The economic malaise continued to weigh heavily on our asset quality during 2009. Nonperforming assets were relatively unchanged during the third quarter of 2009 totaling $27.9 million at June 30, 2009, and $28.4 million at September 30, 2009. In comparison to year-end 2008, nonperforming assets increased $4.2 million from $24.2 million. The nonperforming assets ratio, nonperforming assets as a percent of loans, net of unearned income, and foreclosed assets, was 5.59 percent at the end of the third quarter of 2009 compared to 5.45 percent at June 30, 2009, and 4.99 percent at December 31, 2008. The increase in nonperforming loans resulted from an increase in loans with terms modified under troubled debt restructurings. Changes in the level of nonperforming assets are an integral part of determining total loss factors for measuring impairment for loans collectively evaluated under FASB ASC 450 “Contingencies”.
With regard to foreclosed assets, there were ten properties with an aggregate fair value less cost to sell of $2,023 transferred to foreclosed assets during the nine months ended September 30, 2009. Four properties with an aggregate carrying value of $227 were sold for $268, resulting in a net realized gain of $41. In addition, the carrying value of one property was written down $200 during the nine months ended September 30, 2009. At September 30, 2009, there were nine properties with an aggregate fair value less cost to sell of $1,932 in foreclosed assets.
Information concerning nonperforming assets at September 30, 2009, and December 31, 2008, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers’ ability to comply with present loan repayment terms.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Distribution of nonperforming assets

	September 30,	December 31,
	2009	2008
Nonaccrual loans:
Commercial, financial and others	$8,532	$7,608
Real estate:
Construction	6,680	8,775
Residential	1,587	1,070
Commercial	3,742	5,498
Consumer, net	26	117
Lease financing, net

Total nonaccrual loans	20,567	23,068

Restructured loans:
Commercial, financial and others	2,197
Real estate:
Construction
Residential
Commercial	2,576
Consumer, net
Lease financing, net

Total restructured loans	4,773

Accruing loans past due 90 days or more:
Commercial, financial and others	360	170
Real estate:
Construction
Residential	498	75
Commercial		417
Consumer, net	174	104
Lease financing, net	145	69

Total accruing loans past due 90 days or more	1,177	835

Total nonperforming loans	26,517	23,903

Foreclosed assets	1,932	336

Total nonperforming assets	$28,449	$24,239

Ratios:
Nonperforming loans as a percentage of loans, net	5.23%	4.92%
Nonperforming assets as a percentage of loans, net and and foreclosed assets	5.59%	4.99%
We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the FFIEC Interagency Policy Statement, as amended, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB ASC 310, “Receivables,” for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
We follow our systematic methodology in accordance with procedural discipline by applying it, generally, in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our loan review department identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter.
In the third quarter of 2009, we reevaluated our methodology for determining the adequacy of the allowance for loan losses account. This reevaluation was performed as a result of the rapidly changing economic conditions in our market area. As part of this reevaluation, we reduced the number of periods utilized to determine loss factors for homogeneous pools of loans collectively evaluated and measured for impairment under FASB ASC 450 from the most recent rolling 20 quarters to the most recent rolling eight quarters to better reflect the rapid deterioration in local economic conditions. Moreover, we placed a higher weight on the latest four quarters to place greater emphasis on the current periods compared to the previous four quarters in arriving at historical loss factors. Total loss factors, which include historical loss factors and qualitative factors, during the third quarter were also affected by changes in the impairment status of certain credits evaluated and measured for impairment under FASB ASC 310. Based on current information and events during the third quarter, these credits migrated from unconfirmed losses, having an allocation included in the allowance for loan losses to confirmed losses with realization of those losses being charged-off through the allowance for loan losses, which totaled $2.9 million.
Information concerning impaired loans at September 30, 2009, and December 31, 2008, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Distribution of impaired loans

	September 30,	December 31,
	2009	2008
Nonaccrual loans:
Commercial, financial and others	$8,532	$7,608
Real estate:
Construction	6,680	8,775
Residential	1,587	1,070
Commercial	3,742	5,498
Consumer, net	26	117
Lease financing, net

Total nonaccrual loans	20,567	23,068

Accruing loans:
Commercial, financial and others	3,945	1,920
Real estate:
Construction		1,512
Residential		486
Commercial	5,282	6,904
Consumer, net	6	9
Lease financing, net

Total accruing loans	9,233	10,831

Total impaired loans	$29,800	$33,899

Ratio:
Impaired loans as a percentage of loans, net	5.88%	6.98%
Impaired loans decreased $4,099 or 12.1 percent to $29,800 at September 30, 2009, from $33,899 at December 31, 2008. The improvement in impaired loans resulted from a $2,501 decrease in nonaccrual loans, coupled with a $1,598 decrease in impaired loans still accruing, from year-end 2008. However, in comparison to the previous quarter end, impaired loans increased $3,951.
Notwithstanding the slight improvement from year end, we continue to closely monitor all impaired loans and the supporting collateral to mitigate any potential losses associated with these credits. As a result of the recent deterioration in local market conditions, we required updated appraisals on all credits individually evaluated and measured for impairment under FASB ASC 310 in the third quarter of 2009. The updated information increased the allocated element in the allowance for loan losses for unconfirmed losses for FASB ASC 310 loans, and also caused us to charge off several of these loans by reconsidering whether the impairment of these credits was actually a confirmed loss as of the end of the third quarter of 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
At September 30, 2009, all criticized loans including regulatory classifications of specially mentioned, substandard, doubtful and loss were considered for evaluation and, if appropriate, impairment measurement under FASB ASC 310.
Information related to the recorded investment in impaired loans, including troubled debt restructurings, for which there is a related allowance and the amount of that allowance and the recorded investment in impaired loans for which there is no allowance at September 30, 2009 and December 31, 2008, is summarized as follows:

	September 30, 2009		December 31, 2008
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Impaired loans:
With a related allowance	$16,087	$5,259	$19,707	$3,572
With no related allowance	13,713		14,192

Total	$29,800	$5,259	$33,899	$3,572

Interest income on impaired loans, including troubled debt restructurings, that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and nine-month periods ended September 30, 2009 and 2008 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross interest due under terms	$440	$654	$1,362	$1,729
Interest income recognized	211	428	696	1,210

Interest income not recognized	$229	$226	$666	$519

Interest income recognized (cash-basis)	$181	$227	$528	$1,009
Average recorded investment in impaired loans	$32,125	$33,603	$31,677	$31,610
Cash received on impaired loans, including troubled debt restructurings, applied as a reduction of principal totaled $382 and $3,149 for the three and nine months ended September 30, 2009. For the respective periods of 2008 cash receipts on impaired loans totaled $465 and $1,880. At September 30, 2009, we had a commitment to one commercial customer with impaired loans for which no allowance was deemed necessary.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allocation of the allowance for loan losses at September 30, 2009 and December 31, 2008, is summarized as follows:
Allocation of the allowance for loan losses

	September 30,		December 31,
	2009		2008
		Category		Category
		as a		as a
		% of		% of
	Amount	loans	Amount	loans
Allocated allowance:
Specific:
Commercial, financial and others	$3,649	2.46%	$1,533	1.96%
Real estate:
Construction	520	1.32	1,516	2.12
Residential	267	0.31	169	0.32
Commercial	817	1.78	253	2.55
Consumer, net	6	0.01	101	0.03
Lease financing, net

Total specific	5,259	5.88	3,572	6.98

Formula:
Commercial, financial and others	1,003	34.88	253	33.09
Real estate:
Construction	2,224	3.05	37	3.09
Residential	130	20.53	246	22.74
Commercial	2,370	29.03	522	26.81
Consumer, net	212	6.05	511	6.73
Lease financing, net	11	0.58	7	0.56

Total formula	5,950	94.12	1,576	93.02

Total allocated allowance	11,209	100.00%	5,148	100.00%

Unallocated allowance	357		107

Total allowance for loan losses	$11,566		$5,255

The allocated allowance for loan losses account increased $6,061 to $11,209 at September 30, 2009, from $5,148 at December 31, 2008. Both the specific and formula portions of the allowance for loans losses increased from the end of 2008. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310, rose $1,687 to $5,259 at the end of the third quarter of 2009 from $3,572 at year-end 2008 due primarily to a reduction in the fair values of the underlying collateral supporting certain impaired loans according to the updated appraisals received during the third quarter. In addition, the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $4,374 to $5,950 at September 30, 2009, from $1,576 at December 31, 2008. The total loss factors for collectively evaluated loans increased from year-end 2008 due to the shortening in the number of periods used to calculate loss history and a higher amount of average net charge-offs resulting from the previously mentioned discussion of confirmed losses. In comparison to the previous quarter end, the allocated allowance increased $5,192 consisting of a $970 increase in the specific portion and a $4,222 increase in the formula portion.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The unallocated portion of the allowance for loan losses increased $250 to $357 at the end of the third quarter of 2009 from $107 at year-end 2008. We believe the unallocated portion of the allowance for loan losses account is sufficient to cover any inherent losses in the loan portfolio that have not been identified as part of the allocated allowance using our impairment methodology.
During the third quarter of 2009, we hired an independent consulting firm to validate our methodology for determining the adequacy of the allowance for loan losses. The scope of the validation included:
•	A review of the methodology for compliance with Bank policies and accounting and regulatory guidance;
•	An evaluation to determine that qualitative and environmental factors were supported in accordance with FASB ASC 450;
•	An assessment that loans analyzed in accordance with FASB ASC 310 were appropriately documented and were within the intentions of the accounting guidance; and
•
A determination to provide reasonable assurance that our internal loan review had identified those loans which should have been considered for evaluation and measurement under FASB ASC 310 and the resulting impairment measurement was generally complete and reasonable in the current environment.

On October 29, 2009, the independent consulting firm provided us with an opinion that our methodology and the level of the allowance for loan losses at the end of the third quarter of 2009 was reasonable given the current market conditions and considering the risk profile of our institution. Beginning in the fourth quarter of 2009, the consultant will be conducting a comprehensive assessment of our internal loan review function and overall credit risk assessment in addition to this quarterly validation of the allowance for loan losses.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the nine months ended September 30, 2009, is summarized as follows:
Reconciliation of allowance for loan losses

September 30,
2009
Allowance for loan losses at beginning of period	$5,255
Loans charged-off:
Commercial, financial and others	618
Real estate:
Construction	2,083
Residential	42
Commercial	745
Consumer, net	116
Lease financing, net

Total	3,604

Loans recovered:
Commercial, financial and others	104
Real estate:
Construction
Residential	4
Commercial
Consumer, net	47
Lease financing, net

Total	155

Net loans charged-off	3,449

Provision charged to operating expense	9,760

Allowance for loan losses at end of period	$11,566

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.90%
Allowance for loan losses as a percentage of period end loans	2.28%
The allowance for loan losses increased $6,311 to $11,566 at September 30, 2009, from $5,255 at the end of 2008. For the nine months ended September 30, 2009, the provision for loan losses equaled $9,760, which exceeded net charge-offs of $3,449. In comparison to June 30, 2009, the allowance for loan losses increased $5,547 from $6,019.
Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. For the nine months ended September 30, net charge-offs were $3,449 or 0.90 percent of average loans outstanding in 2009, a $2,503 increase compared to $946 or 0.26 percent of average loans outstanding in 2008.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Deposits:
Disposable personal income (“DPI”) decreased 0.7 percent in the third quarter of 2009, after increasing 5.2 percent in the second quarter. The second quarter increase reflected recent tax cuts and increases in social security benefit provisions of the American Recovery and Reinvestment Act of 2009. The personal savings rate, savings as a percentage of DPI, declined to 3.3 percent in the third quarter of 2009 compared to 4.9 percent in the second quarter, as consumer spending advanced at an annual rate of 3.4 percent in the third quarter. Despite the strong savings rate, the banking industry reported only a modest increase in domestic deposit growth. The growth was concentrated in noninterest-bearing accounts, as deposits in interest-bearing accounts declined.
We experienced strong deposit growth during the third quarter. However, contrary to the banking industry, our growth was concentrated in interest-bearing accounts. Total deposits grew $16.3 million or at an annualized rate of 12.0 percent to $555.1 million at September 30, 2009, from $538.8 million at June 30, 2009. Interest-bearing deposits grew $18.7 million, while noninterest-bearing deposits decreased $2.4 million. The majority of the growth in interest-bearing accounts was concentrated in large denomination time deposits and money market accounts. Time deposits of $100 or more increased $10.2 million and money market accounts grew $11.0 million. Growth in both large denomination time deposits and money markets was due, for the most part, to an increase in our deposit relationship with a local municipality.
The average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 2009 and 2008, are summarized as follows:
Deposit distribution

	September 30,		September 30,
	2009		2008
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$26,059	0.88%	$24,593	1.97%
NOW accounts	74,865	1.41	69,844	2.32
Savings accounts	106,680	0.53	102,604	1.09
Time deposits less than $100	164,390	3.33	170,728	4.04
Time deposits $100 or more	81,610	3.30	53,355	4.24

Total interest-bearing	453,604	2.21%	421,124	2.94%
Noninterest-bearing	81,092		80,207

Total deposits	$534,696		$501,331

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the nine months ended September 30, 2009, average total deposits grew $33.4 million or 6.7 percent to $534.7 million compared to $501.3 million for the same period of 2008. Noninterest-bearing deposits rose $0.9 million, while interest-bearing accounts increased $32.5 million. We experienced growth in all major deposit categories except for time deposits less than $100. However approximately 84.7 percent of the growth was concentrated in large denomination time deposits. Market interest rates, which fell significantly in the second half of 2008, remained at historically low levels during the nine months ended September 30, 2009. The 3-month U.S. Treasury rate declined 78 basis points to 0.14 percent at September 30, 2009, from 0.92 percent at September 30, 2008. In addition, given the steepness of interest rate reductions in 2009, management reduced the standard rate paid for interest-bearing transaction accounts, including money market, NOW and savings accounts, 25 basis points to 0.25 percent from 0.50 percent. As a result of this action, coupled with a rate reduction in accounts tied to the 3-month U.S. Treasury rate, our cost of deposits for the nine months ended September 30, decreased 73 basis points to 2.21 percent in 2009 from 2.94 percent in 2008. The FOMC has indicated that it will keep interest rates at these low levels for some time. We anticipate our funding costs to remain favorable for the remainder of 2009. However, should competition within our market area intensify, our cost of funds could be negatively impacted.
An influx of monies from a promotional gas lease certificates of deposit offering started in the second half of 2008, coupled with the furthering of our deposit relationship with a local municipality, resulted in an $18.2 million increase in volatile deposits, time deposits in denominations of $100 or more, to $95.8 million at September 30, 2009, from $77.6 million at September 30, 2008. Time deposits $100 or more averaged $81.6 million for the nine months ended September 30, 2009, compared to $53.4 million for the same nine months of last year. For the nine months ended September 30, the average cost of these deposits decreased 94 basis points to 3.30 percent in 2009, compared to 4.24 percent in 2008.
Maturities of time deposits of $100 or more at September 30, 2009, and December 31, 2008, are summarized as follows:
Maturity distribution of time deposits of $100 or more

	September 30,	December 31,
	2009	2008
Within three months	$30,441	$19,271
After three months but within six months	14,898	20,470
After six months but within twelve months	28,626	25,522
After twelve months	21,877	16,272

Total	$95,842	$81,535

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
Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
September 30, 2009	three months	twelve months	five years	five years	Total
Rate-sensitive assets:
Investment securities	$858	$3,029	$6,890	$27,525	$38,302
Loans, net of unearned income	157,309	60,647	219,951	69,187	507,094
Federal funds sold	46,100				46,100

Total	$204,267	$63,676	$226,841	$96,712 $	591,496

Rate-sensitive liabilities:
Money market accounts	$26,192	$8,037			$34,229
NOW accounts	58,057	16,320			74,377
Savings accounts	12,129		$97,651		109,780
Time deposits less than $100	27,676	48,736	75,290	$9,579	161,281
Time deposits $100 or more	30,441	43,524	21,142	735	95,842

Total	$154,495	$116,617	$194,083	$10,314 $	475,509

Rate sensitivity gap:
Period	$49,772	$(52,941)	$32,758	$86,398
Cumulative	$49,772	$(3,169)	$29,589	$115,987 $	115,987

RSA/RSL ratio:
Period	1.32	0.55	1.17	9.38
Cumulative	1.32	0.99	1.06	1.24	1.24

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Our cumulative one-year RSA/RSL ratio equaled 0.99 at September 30, 2009, compared to 0.91 at the end of the previous quarter. Given current economic conditions, the historically low interest environment is expected to continue for some time. Accordingly, the focus of ALCO during 2009 is to reduce the negative gap position in order to provide equilibrium between RSA and RSL. In order to accomplish this, we have been cautiously offering loans with interest rates that reprice after one but within five years. Upon the threat of rising interest rates, we will shift to promoting floating-rate loans that reprice immediately with changes in the prime rate. In addition, we have discontinued our short-term certificate of deposit promotions and began offering preferential rates on longer-term certificates of deposit, including 60-, 72- and 90-month maturities. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.
The increase in our RSA/RSL ratio from the end of the second quarter of 2009 resulted from a $30.3 million increase in RSA maturing or repricing within the next 12 months, partially offset by a $10.6 million increase in RSL maturing or repricing within the same time frame. The increase in RSA resulted primarily from a $46.1 million increase in federal funds sold outstanding from the end of the second quarter of 2009. Partially offsetting the increase in federal funds sold were decreases of $8.9 million in available-for-sale investment securities and $6.2 million in loans, net of unearned income, maturing or repricing within twelve months. With regard to RSL, cyclical changes in deposit accounts of local area school districts due to an influx of monies from tax receipts caused an $11.0 million increase in money market accounts. In addition, total time deposits maturing or repricing within twelve months increased $8.2 million. Partially offsetting these increases was a decrease of $8.0 million in short-term borrowings.
We also experienced an increase in our three-month ratio to 1.32 at September 30, 2009, from 0.85 at the end of the previous quarter. The increase primarily resulted from a $74.5 million increase in the amount of RSA maturing or repricing within three months. Similar to the 12-month ratio, the increase primarily resulted from the $46.1 million increase in federal funds sold.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. According to the most recent model results, instantaneous and parallel shifts in general market rates of plus 100 basis points would cause a 4.0 percent decrease in net interest income for the twelve months ended September 30, 2010. Model results under a minus 100 basis point scenario were not meaningful, as the majority of short-term general market rates are already near zero.
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
We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after September 30, 2010. Our noncore funds at September 30, 2009, consisted entirely of time deposits in denominations of $100 or more. At September 30, 2009, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 9.4 percent, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 4.9 percent. These ratios indicated that we had some reliance on noncore funds at September 30, 2009. Comparatively, our ratios improved slightly from the end of the previous quarter indicating our reliance on noncore funds had decreased. The decrease in noncore funding reliance resulted primarily from the increase of $46.1 million in federal funds sold. In addition, according to the most recent Bank Holding Company Performance Report for our Federal Reserve District, we were significantly less reliant on noncore funds than our peer group, which had noncore and short-term noncore funding dependence ratios of 27.8 percent and 17.5 percent.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold, increased $34.1 million during the nine months ended September 30, 2009. In comparison, cash and cash equivalents decreased $2.7 million for the same period last year. For the nine months ended September 30, 2009, operating, investing and financing activities provided net cash of $6.6 million, $16.6 million and $10.9 million. For the same period of 2008, operating and financing activities provided net cash of $6.0 million and $54.5 million, which was more than entirely offset by net cash used in investing activities of $63.2 million.
Operating activities provided net cash of $6.6 million for the nine months ended September 30, 2009, compared to $6.0 million for the same nine months of 2008. Net income or net loss adjusted for the effects of noncash transaction such as depreciation and the provision for loan losses is the primary source of funds from operations.
Investing activities primarily include transactions related to our lending activities and investment portfolio. Net cash provided by investing activities for the nine months ended September 30, 2009, totaled $16.6 million. Proceeds received from repayments and sales of investment securities, net of purchases of investment securities, amounted to $43.5 million. Partially offsetting the cash provided by investment securities was net cash used for lending activities of $27.0 million. Contrarily for the same period of 2008, we used $63.2 million in net cash for investing activities. Cash used to purchase investment securities exceeded proceeds received from repayments by $38.4 million. In addition, we used net cash of $23.8 million in lending activities.
With regard to financing activities, an increase in deposit gathering, our primary financing activity, provided us with net cash of $12.8 million for the nine months ended September 30, 2009. However, deposit gathering in 2009 was significantly slower than in 2008. For the nine months ended September 30, 2008, deposit gathering provided net cash of $56.2 million.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Capital Adequacy:
We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2009 and 2008. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Our and Community Bank’s capital ratios at September 30, 2009 and 2008, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:
Regulatory capital

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
September 30,	2009	2008	2009	2008	2009	2008
Basis for ratios:
Tier I capital to risk-weighted assets:
Consolidated	$53,417	$55,781	$21,040	$20,166
Community Bank	48,080	50,648	20,892	20,017	$31,338	$30,025
Total capital to risk-weighted assets:
Consolidated	60,055	60,472	42,079	40,333
Community Bank	54,672	55,339	41,784	40,033	52,230	50,042
Tier I capital to total average assets less goodwill:
Consolidated	53,417	55,781	24,628	22,738
Community Bank	48,080	50,648	$24,481	$22,586	$30,601	$28,233

Risk-weighted assets:
Consolidated	508,430	490,518
Community Bank	504,735	486,778
Risk-weighted off-balance sheet items:
Consolidated	17,563	13,639
Community Bank	17,563	13,639
Average assets for Leverage ratio:
Consolidated	615,705	568,451
Community Bank	$612,015	$564,651

Ratios:
Tier I capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	10.2%	11.1%	4.0%	4.0%
Community Bank	9.2	10.1	4.0	4.0	6.0%	6.0%
Total of Tier I and Tier II capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	11.4	12.0	8.0	8.0
Community Bank	10.5	11.1	8.0	8.0	10.0	10.0
Tier I capital as a percentage of total average assets less intangible assets:
Consolidated	8.7	9.8	4.0	4.0
Community Bank	7.9%	9.0%	4.0%	4.0%	5.0%	5.0%
Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following:
•	A Tier I risk-based ratio of at least 6.0 percent;
•	A total risk-based ratio of at least 10.0 percent; and
•	A Leverage ratio of at least 5.0 percent.
At September 30, 2009, we reported a Tier I capital, Total capital and Leverage ratios of 10.2 percent, 11.4 percent and 8.7 percent. In addition, Community Bank reported Tier I capital, Total capital and Leverage ratios of 9.2 percent, 10.5 percent and 7.9 percent. Community Bank continued to exceed the requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action at the close of the third quarter of 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Stockholders’ equity amounted to $55.5 million or $32.30 per share at September 30, 2009, compared to $59.5 million or $34.64 per share at the end of the previous quarter and $57.8 million or $33.41 per share at December 31, 2008. Stockholders’ equity was affected by a net loss of $385, net cash dividends declared of $1,203, common stock repurchases of $684 and an other comprehensive loss of $17 for the nine months ended September 30, 2009.
We declared dividends of $0.28 per share and $0.84 per share for the three months and nine months ended September 30, 2009, compared to $0.27 per share and $0.81 per share for the respective periods of 2008. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions, regulatory approvals and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan. During the nine months ended September 30, 2009, 6,494 shares were issued under this plan.
During the nine months ended September 30, 2009, 18,117 shares of common stock were repurchased under a stock repurchase program. There were no shares repurchased during the third quarter of 2009. Management has temporarily suspended purchasing shares of our common stock under the stock repurchase program as a result of reporting a net loss in the third quarter of 2009.
Review of Financial Performance:
We reported at net loss of $385 or $0.22 per share for the nine months ended September 30, 2009, compared to net income of $4,700 or $2.68 per share for the same period of 2008. The net loss was $3,375 or $1.95 per share in the third quarter of 2009 compared to net income of $1,475 or $0.84 per share for the same quarter of 2008. The net losses reported for the nine months and quarter ended September 30, 2009, were primarily a result of recognizing a provision for loan losses of $8.7 million in the third quarter of 2009. Return on average assets was (2.19) percent for the third quarter and (0.08) percent for the nine months ended September 30, 2009, compared to 1.00 percent and 1.10 percent for the respective 2008 periods. Return on average stockholders’ equity was (22.63) percent and (0.87) percent for the third quarter and year-to-date 2009, compared to 10.31 percent and 11.17 percent for the same periods of 2008.

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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Net interest income changes due to rate and volume

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009 vs. 2008			2009 vs. 2008
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total			Total
	Change	Rate	Volume	Change	Rate	Volume
Interest income:
Loans:
Taxable	$(943)	$(1,088)	$145	$(2,901)	$(3,193)	$292
Tax-exempt	59	(96)	155	286	(314)	600
Investments:
Taxable	150	(36)	186	726	(3)	729
Tax-exempt	85	(28)	113	523	(42)	565
Federal funds sold	(129)	(82)	(47)	(140)	(88)	(52)

Total interest income	(778)	(1,330)	552	(1,506)	(3,640)	2,134

Interest expense:
Money market accounts	(29)	(46)	17	(190)	(211)	21
NOW accounts	(61)	(82)	21	(424)	(506)	82
Savings accounts	(127)	(139)	12	(416)	(448)	32
Time deposits less than $100	(363)	(237)	(126)	(1,067)	(881)	(186)
Time deposits $100 or more	(4)	(215)	211	320	(436)	756
Short-term borrowings	5	(2)	7	(81)	(199)	118

Total interest expense	(579)	(721)	142	(1,858)	(2,681)	823

Net interest income	$(199)	$(609)	$410	$352	$(959)	$1,311

For the nine months ended September 30, tax-equivalent net interest income increased $352 or 2.1 percent to $17,392 in 2009 from $17,040 in 2008. A positive volume variance, partially offset by a negative rate variance led to the improvement.
Changes in the volumes of earning assets and interest-bearing liabilities contributed to a $1,311 increase in net interest income. Average earning assets grew $48.6 million to $589.1 million for the nine months ended September 30, 2009, from $540.5 million for the same nine months of 2008 and accounted for a $2,134 increase in interest revenue. The investment portfolio averaged $35.8 million or 103.1 percent higher comparing 2009 and 2008, which resulted in additional interest revenue of $1,294. In addition, average loans, net of unearned income, grew $19.2 million or 3.9 percent, which caused an increase in interest revenue of $892.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Average interest-bearing liabilities rose $42.9 million or 10.0 percent to $472.2 million for the nine months ended September 30, 2009, compared to $429.3 million for the same period of 2008. The growth resulted in a net increase in interest expense of $823. Having the greatest impact was a $28.2 million increase in large denomination time deposits, which caused interest expense to increase $756. In addition, short-term borrowings averaged $10.4 million higher and resulted in an increase in interest expense of $118. Interest-bearing transaction accounts, including money market, NOW and savings accounts, grew $10.6 million, which together increased interest expense by $135. Partially offsetting these increases was a decline of $6.3 million in average time deposits less than $100. This decrease resulted in a corresponding reduction in interest expense of $186.
A negative rate variance resulted in a decrease of $959 in tax-equivalent net interest income. Reductions in loan and investment yields along with an increase in the volume of nonaccrual loans more than offset decreases in funding costs resulting from lower short-term market interest rates. The tax-equivalent yield on earning assets decreased 88 basis points to 5.67 percent for the nine months ended September 30, 2009, from 6.55 percent for the same period of 2008, resulting in a reduction of interest revenue of $3,640. Specifically, the tax-equivalent yield on the loan portfolio decreased 93 basis points to 5.71 percent for the nine months ended September 30, 2009, from 6.64 percent for the same period of 2008. The decrease in loan yields resulted in a decline in interest revenue of $3,507, or 96.3 percent of the entire reduction in interest revenue due to rate.
The reduction in interest revenue was partially mitigated by a decrease of $2,681 in interest expense, which resulted from a 79 basis point decrease in the cost of funds to 2.15 percent for the nine months ended September 30, 2009, from 2.94 percent for the same period of 2008. We experienced significant reductions in the rates paid for both interest-bearing transaction accounts as well as time deposits and short-term borrowings. Specifically, the cost of money market, NOW and savings accounts decreased 109 basis points, 91 basis points and 56 basis points comparing the nine months ended September 30, 2009 and 2008. These decreases resulted in reductions to interest expense of $211, $506 and $448. With regard to time deposits, the average rates paid for time deposits less than $100 and time deposits $100 or more decreased 71 basis points and 94 basis points, which together resulted in a $1,317 decrease in interest expense. The rates paid on short-term borrowings decreased 220 basis points, resulting in a decrease to interest expense of $199.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the quarter ended September 30, 2009, tax-equivalent net interest income decreased $199 in comparison to the same three months of last year. The decrease was due to a negative rate variance of $609, which more than offset a positive volume variance of $410. The tax-equivalent yield on earning assets decreased 86 basis points comparing the third quarters of 2009 and 2008, which resulted in a reduction in interest revenue of $1,330. Partially mitigating the decrease in revenue was a reduction in interest expense of $721 due to a 67 basis point decline in our cost of funds. With regard to the positive volume variance, earning assets averaged $588.7 million in the third quarter of 2009, an increase of $30.7 million from $558.0 million for the same quarter of 2008. The growth in average earning assets caused an increase in interest income of $552. Partially offsetting the positive effect of the growth of average earning assets was an increase in interest expense of $142 due to growth in average interest-bearing liabilities of $29.8 million.
Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin for the nine months ended September 30, contracted 26 basis points to 3.95 percent in 2009 compared to 4.21 percent in 2008. For the third quarter, our net interest margin was 3.70 percent, a contraction of 36 basis points compared to 4.06 percent for the third quarter of 2008. The FOMC has indicated that general market rates would remain low for some time. However, no assurance can be given that these conditions will continue. Net interest income could be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the nine months ended September 30, 2009 and 2008, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.
Summary of net interest income

	September 30, 2009			September 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning assets:
Loans:
Taxable	$447,962	$19,078	5.69%	$442,007	$21,979	6.64%
Tax-exempt	65,328	2,853	5.84	52,106	2,567	6.58
Investments:
Taxable	31,488	898	3.81	5,939	172	3.87
Tax-exempt	39,079	2,147	7.35	28,812	1,624	7.53
Federal funds sold	5,244	5	0.13	11,618	145	1.67

Total earning assets	589,101	24,981	5.67%	540,482	26,487	6.55%
Less: allowance for loan losses	5,855			5,020
Other assets	32,897			33,394

Total assets	$616,143			$568,856

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$26,059	172	0.88%	$24,593	362	1.97%
NOW accounts	74,865	789	1.41	69,844	1,213	2.32
Savings accounts	106,680	422	0.53	102,604	838	1.09
Time deposits less than $100	164,390	4,095	3.33	170,728	5,162	4.04
Time deposits $100 or more	81,610	2,014	3.30	53,355	1,694	4.24
Short-term borrowings	18,595	97	0.70	8,190	178	2.90

Total interest-bearing liabilities	472,199	7,589	2.15%	429,314	9,447	2.94%
Noninterest-bearing deposits	81,092			80,207
Other liabilities	3,758			3,143
Stockholders’ equity	59,094			56,192

Total liabilities and stockholders’ equity	$616,143			$568,856

Net interest income/spread		$17,392	3.52%		$17,040	3.61%

Net interest margin			3.95%			4.21%
Tax equivalent adjustments:
Loans		$970			$873
Investments		730			552

Total adjustments		$1,700			$1,425

Note:
Average balances were calculated using average daily balances. Interest income on loans include fees of $652 in 2009 and $321 in 2008. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $2,573 and $1,753 for the nine months ended September 30, 2009 and 2008 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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
The provision for loan losses equaled $8,670 for the third quarter of 2009, compared to $400 for the same quarter of 2008. The year-to-date provision for loan losses totaled $9,760 in 2009, an increase of $8,747 from $1,013 in 2008. The large change in the provision for loan losses in 2009 reflects the effect of obtaining revised collateral valuations on certain large commercial real estate loans from independent appraisals which indicated significant market devaluations brought on by the rapid deterioration in the local economy. In addition, Management revised its methodology for estimating losses in the remainder of the loan portfolio by shortening the number of periods considered for estimating loss factors in order to better reflect current market conditions. Management believes that recent historical data is a more accurate basis for determining loss factors given the rapid economic decline in our market area.
Noninterest Income:
Noninterest income for the third quarter rose $1,590 to $2,520 in 2009 from $930 in 2008. Included in noninterest income in the third quarter of 2009 were net gains on the sale of available-for-sale investment securities of $1,385. Adjusting for these gains, noninterest income increased $205 or 22.0 percent. Mortgage banking income increased $167, while service charges, fees and commissions rose $38. For the nine months ended September 30, 2009, noninterest income totaled $5,416, an increase of $2,483 or 84.7 percent from $2,933 for the same period last year. Included in year-to-date noninterest income in 2009 was a net gain from the disposition of the former Tunkhannock and Eaton Township, Pennsylvania branch offices. In addition, noninterest income in 2009 included $1,499 in net gains from the sale of available-for-sale investment securities. Due to the significantly lower mortgage rates, mortgage banking income increased $735 comparing the nine months ended September 30, 2009 and 2008. Service charges, fees and commissions decreased $45 or 1.8 percent to $2,444 in 2009 from $2,489 in 2008.

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
Major components of noninterest expense for the three months and nine months ended September 30, 2009 and 2008, are summarized as follows:
Noninterest expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Salaries and employee benefits expense:
Salaries and payroll taxes	$1,734	$1,700	$5,109	$5,048
Employee benefits	291	469	1,220	1,366

Salaries and employee benefits expense	2,025	2,169	6,329	6,414

Net occupancy and equipment expense:
Net occupancy expense	271	276	898	918
Equipment expense	320	307	951	948

Net occupancy and equipment expense	591	583	1,849	1,866

Other expenses:
Marketing expense	167	261	528	597
Other taxes	151	46	497	295
Stationery and supplies	49	69	178	215
Contractual services	482	446	1,618	1,304
Insurance, including FDIC assessment	336	84	1,313	220
Other	757	425	1,601	1,203

Other expenses	1,942	1,331	5,735	3,834

Total noninterest expense	$4,558	$4,083	$13,913	$12,114

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the third quarter, noninterest expense increased $475 or 11.6 percent to $4,558 in 2009 from $4,083 in 2008. The increase resulted primarily from a $611 or 45.9 percent increase in other expenses. Salaries and employee benefits expense decreased $144 or 6.6 percent, while net occupancy and equipment expense increased $8 or 1.4 percent. For the nine months ended September 30, 2009, noninterest expense increased $1,799 or 14.9 percent to $13,913 in 2009 from $12,114 in 2008. The increased expense equated to a weakening in our operating efficiency. We measure our efficiency using two key industry ratios, the operating efficiency ratio and the overhead ratio. The operating efficiency ratio is defined as noninterest expense as a percentage of net interest income and noninterest income, and the overhead ratio is calculated by dividing noninterest expense by average total assets. Our operating efficiency ratio was 65.9 percent for the nine months ended September 30, 2009 and 65.3 percent for the same nine months of 2008. Similarly, our overhead ratio indicated a slight deterioration as it increased to 3.0 percent for the nine months ended September 30, 2009, compared to 2.8 percent for the same period last year.
Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $2,025 for the third quarter of 2009. The $144 or 6.6 percent decrease for the third quarter of 2009 resulted primarily from a $178 decrease in employee benefits expense. Due to the challenges brought on by the economy, during the third quarter we initiated several cost cutting initiatives related to personnel costs. Management bonuses will not be awarded in 2009. In addition, the annual discretionary contribution to the profit sharing plan will not be made. As a result, expense accruals related to management bonuses and the discretionary profit sharing contribution were reversed during the third quarter. With regard to the salaries and payroll taxes component, annual employee pay increases were curtailed in 2009. As a result, we experienced a negligible increase of $34 or 2.0 percent in salaries and payroll taxes comparing the third quarters of 2009 and 2008. For the nine months ended September 30, 2009, payroll and benefit related expenses totaled $6,329, a decrease of $85 from $6,414 for the same nine months of 2008.
Occupancy and equipment expense increased $8 or 1.4 percent comparing the third quarters of 2009 and 2008. For the nine months ended September 30, 2009, occupancy and equipment expense totaled $1,849, a decrease of $17 from $1,866 for the same nine months of 2008.
For the third quarter, other expenses increased $611 or 45.9 percent to $1,942 in 2009 from $1,331 in 2008. Year-to-date other expenses totaled $5,735, an increase of $1,901 or 49.6 percent compared to $3,834 for the same period one year ago. The quarterly and year-to-date increases were due largely to an increase in the cost of FDIC insurance and a special assessment imposed by the FDIC on all insured depository institutions to help mitigate the effects of recent bank failures on the Deposit Insurance Fund.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Our deposits are insured up to regulatory limits by the FDIC and accordingly, are subject to deposit insurance assessments. Under the provisions of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Bank Insurance Fund and the Savings Association Insurance Fund were merged into the Deposit Insurance Fund (“DIF”). Under the Reform Act, the annual DIF assessment rate is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Each institution is placed into one of four risk categories depending on the institution’s capital ratios and supervisory ratings. Based on our latest assignments, we were assessed at the lowest rates of those institutions posing the least amount of risk to the DIF. On February 27, 2009, the FDIC adopted a restoration plan designed to replenish the DIF over a period of seven years ending December 31, 2015. Due to the recent increase in bank failures, the reserve ratio declined from 1.19 percent of insured deposits at March 31, 2008, to an estimated 0.40 percent of insured deposits at December 31, 2008. In order to implement this restoration plan, the FDIC changed its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by $0.07 per $100 dollars of assessable deposits. These new rates range from $0.12 to $0.14 per $100 dollars of assessable deposits for Risk Category I institutions to $0.50 per $100 dollars of assessable deposits for Risk Category IV institutions. For the second and third quarters of 2009, the base assessment rates ranged from $0.12 to $0.16 per $100 dollars of assessable deposits for Risk Category I institutions to $0.45 per $100 dollars of assessable deposits for Risk Category IV institutions. In addition to these changes, due to the severity of the decrease in the DIF, the restoration plan provided for a special emergency assessment of $0.05 per $100 dollars of assessable deposits on June 30, 2009, which was collected on September 30, 2009. Based on these new assessment rates, our FDIC insurance expense was $798 for the nine months ended September 30, 2009. In addition, on September 30, 2009, we paid $277 for the special emergency assessment.
There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established the annual FICO assessment rates effective for the second quarter and third quarters of 2009 at $0.0104 per $100 dollars of DIF-assessable deposits. Our FICO assessment totaled $42 for the nine months ended September 30, 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Income Taxes:
For the nine months ended September 30, 2009, we recorded an income tax benefit totaling $2,180. In comparison, we had income tax expense of $721 for the same nine months of 2008. The income tax benefit in 2009 was due primarily to the pre-tax loss of $2,565. We utilize interest income from tax-exempt loans and investments and tax credits from our investment as a limited partner in an elderly housing project to reduce our federal income taxes. The elderly housing project will afford us approximately $3.7 million in investment tax credits over a 10-year period which began in 2007. We expect to recognize a total of $372 in tax credits in 2009.
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

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
As of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures, as of September 30, 2009, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

Registrant, Comm Bancorp, Inc.
Date: November 13, 2009	/s/ William F. Farber, Sr.
William F. Farber, Sr.
President and Chief Executive Officer Chairman of the Board/Director (Principal Executive Officer)

Date: November 13, 2009	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2009	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Vice President of Finance (Principal Accounting Officer)

EXHIBIT INDEX

Item Number	Description	Page

31(i)	CEO and CFO Certifications Pursuant to Rule 13a-14(a)/15d-14(a).	64

32	CEO and CFO Certifications Pursuant to Section 1350.	66