Form 10-K
period 2009-12-31
COMM BANCORP INC
filed 2010-03-29
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting common stock held by non-affiliates based on the closing sale price as of the last business day of the registrant’s most recently completed second fiscal quarter: $50,703,080 at June 30, 2009.
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 1,722,923 at March 10, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2009, are incorporated by reference in Part II of this Annual Report. Portions of the registrant’s 2010 Proxy Statement are incorporated by reference in Part III of this Annual Report.

Exhibit Index on Page 45

COMM BANCORP, INC.
FORM 10-K INDEX

COMM BANCORP, INC.
FORM 10-K
Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, and any other written or oral statements made by or on behalf of us may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Our business and financial results are affected by business and economic conditions, both generally and specifically in the Northeastern Pennsylvania market in which we operate. In particular, our businesses and financial results may be impacted by:
•	Changes in interest rates and valuations in the debt, equity and other financial markets;
•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products;
•	Actions by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and other government agencies, including those that impact money supply and market interest rates;
•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular;
•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors;
•	Changes resulting from the newly enacted Emergency Economic Stabilization Act of 2008;
•
A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, that could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our customers and suppliers and the economy generally;

•	Changes in local, regional and national economic conditions and our assessment of the impact of those changes on our estimates, including the allowance for loan losses;

•	Changes in the competitive landscape that could impact our business and financial performance as the financial industry restructures in the current environment;
•
Current economic and financial market conditions, as our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through 2010 with continued wide market credit spreads and our view that economic trends currently point to a continuation of severe recessionary conditions through 2010;

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

•	Our ability to identify and effectively manage risks inherent in our businesses, including where appropriate, through the effective use of third-party insurance and capital management techniques;
•	Our ability to anticipate and implement technological changes that can have an impact on our ability to respond to customer needs and to meet competitive demands;
•	Our ability to implement our business initiatives and strategies that could affect our financial performance over the next several years;
•	Competition that can impact our customer acquisition, growth and retention, as well as our credit spreads and product pricing, which can affect market share, deposits and revenues; and
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
Part I
Item 1. Business
General
We are a registered bank holding company incorporated in 1983 as a Pennsylvania business corporation and are headquartered in Clarks Summit, Pennsylvania. We have two wholly-owned subsidiaries, Community Bank and Trust Company, referred to as Community Bank, and Comm Realty Corporation, referred to as Comm Realty. Our business consists primarily of the management and supervision of Community Bank. Comm Realty, a Pennsylvania business corporation, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank. Our principal source of income is dividends paid by Community Bank. At December 31, 2009, we had approximately:
•	$656.8 million in total assets;
•	$476.9 million in loans;
•	$590.8 million in deposits; and
•	$ 55.0 million in stockholders’ equity.
Community Bank is a Pennsylvania commercial bank and a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Community Bank is a full-service commercial bank providing a wide range of products and services, including time and demand deposit accounts, consumer, commercial and mortgage loans and commercial leases to individuals and small- to medium-sized businesses. Community Bank’s principal market area comprises Lackawanna, Luzerne, Monroe, Susquehanna, Wayne and Wyoming counties located in the Northeast corner of the Commonwealth of Pennsylvania. At December 31, 2009, Community Bank had 15 community banking offices and one loan production office located within this market area.
Community Bank competes with 26 commercial banks, 6 thrift institutions and 54 credit unions, many of which are substantially larger in terms of assets and liabilities. In addition, Community Bank experiences competition for deposits from mutual funds and security brokers, while consumer discount, mortgage and insurance companies compete for various types of loans. Principal methods of competing for banking, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

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
As of December 31, 2009, Community Bank had 189 full-time equivalent employees. We and Community Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.
Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. Our other sources of funds are provided by investing activities, including principal and interest payments on loans and investment securities, and operating activities, primarily net income. We offer a variety of deposit accounts with a range of interest rates and terms, including money market accounts, NOW accounts, savings accounts, certificates of deposit and demand deposit accounts. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2009, our deposits totaled $590.8 million. Of the total deposit balance, $162.9 million or 27.6 percent represented time deposits less than $100 thousand and $109.7 million or 18.6 percent represented savings accounts. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include money market, NOW, savings, time deposits less than $100 thousand and demand deposit accounts, which in the aggregate, represented 84.9 percent of total deposits at December 31, 2009, and 85.0 percent of total deposits at December 31, 2008. A further discussion of our deposits is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 1.
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

Intercompany Transactions
Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, limit borrowings by us from Community Bank and also limit various other transactions between us and Community Bank. For example, Section 23A limits to no more than 10.0 percent of its total capital the aggregate outstanding amount of Community Bank’s loans and other “covered transactions” with any particular nonbank affiliate including financial subsidiaries, and limits to no more than 20.0 percent of its total capital the aggregate outstanding amount of Community Bank’s “covered transactions” with all of its affiliates including financial subsidiaries. At December 31, 2009, approximately $6.3 million was available for loans to us from Community Bank. Section 23A also generally requires that Community Bank’s loans to its nonbank affiliates, including financial subsidiaries, be secured, and Section 23B generally requires that Community Bank’s transactions with its nonbank affiliates, including financial subsidiaries, be at arm’s-length terms. Also, we and Community Bank and any financial subsidiary are prohibited from engaging in certain “tie-in” arrangements in connection with extensions of credit or provision of property or services.
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

Capital Requirements
We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Federal Reserve Board on Community Bank. Under these risk-based capital requirements, bank holding companies and banks are required to maintain Tier I and Total capital, less certain deductions, of at least 4.0 percent and 8.0 percent of their total risk-weighted assets, including certain off-balance sheet items, such as unused lending commitments and standby letters of credit. On December 31, 2009, Community Bank issued $8.0 million in subordinated notes at a fixed interest rate of 8.0 percent, which mature on December 31, 2016. The subordinated notes qualify as Tier II capital for risk-based capital requirements for both us and Community Bank. At December 31, 2009, we met both requirements, with Tier I and Total capital ratios of 10.6 percent and 13.4 percent. Community Bank also met both requirements at December 31, 2009, with Tier I and Total capital ratios of 9.6 percent and 12.4 percent.
The Federal Reserve Board also requires banks and bank holding companies to maintain a minimum Leverage ratio, Tier I capital to total average assets less intangible assets, of 3.0 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. Our Leverage ratio was 8.6 percent and Community Bank’s Leverage ratio was 7.8 percent at December 31, 2009.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires Federal Reserve Board regulators to take prompt corrective action if an FDIC-insured depository institution does not meet minimum capital requirements, including the termination of deposit insurance by the FDIC and certain restrictions on its business. FDICIA establishes five capital categories for insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category into which an institution is classified. Rules adopted by the Federal Reserve Board under FDICIA provide that a state member bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of 10.0 percent or greater, a Tier I risk-based capital ratio of 6.0 percent or greater, a Leverage ratio of 5.0 percent or greater and the institution is not subject to a written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2009, Community Bank was well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the Federal Reserve Board’s prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

Dividend Restrictions
We are a legal entity separate and distinct from Community Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if the payment would render us insolvent. Our revenues consist primarily of dividends paid by Community Bank. Various federal and state statutory provisions limit the amount of dividends Community Bank can pay to us without regulatory approval. Under Pennsylvania law, Community Bank may declare and pay dividends to us only out of accumulated net earnings and as long as the surplus of Community Bank would not be reduced below its stated paid-in capital. More stringent dividend restrictions apply under Federal Reserve Regulation H, which restricts calendar year dividend payments of member banks to the total of its net profits for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus, unless a bank has received prior approval from the Federal Reserve Board. At December 31, 2009, Community Bank had no retained net profits available for dividend declaration under Federal Reserve Regulation H.
On February 24, 2009, the Federal Reserve Board issued Supervisory Release (“SR”) 09-4, “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies.” SR 09-4 clarifies previously issued supervisory guidance regarding payment of cash dividends in times of stress on earnings and capital ratios. According to the provisions of SR 09-4, a bank holding company should inform the Federal Reserve Board and should eliminate, defer or significantly reduce its dividends if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during the period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition and risk profile; or (iii) the bank holding company will not meet, or is in danger of not meeting, its regulatory capital adequacy ratios.
Subsequent to year-end 2009, management requested the Federal Reserve Board’s approval for us and Community Bank to declare and pay a dividend for the first quarter of 2010. On March 1, 2010, management received notification from the Federal Reserve Board recommending that we and Community Bank not declare or pay a dividend for the first quarter of 2010. Accordingly, we and Community Bank did not declare a dividend for the first quarter of 2010. We and Community Bank must inform the Federal Reserve Board prior to declaring any future dividends, and there can be no assurance that the Federal Reserve Board will not object to the payment of these dividends.
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

Deposit Insurance Assessments
Community Bank’s deposits are insured by the FDIC and as a result, Community Bank is subject to FDIC deposit insurance assessments. Under the provisions of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Bank Insurance Fund and the Savings Association Insurance Fund were merged to form the Deposit Insurance Fund (“DIF”). As a result, all insured institutions are subject to the same assessment rate schedule issued by the FDIC. The assessment rate schedule is determined by the Designated Reserve Ratio (“DRR”), the level that the FDIC would like the DIF to achieve as a percentage of insured deposits. Current legislation permits the FDIC to set the DRR between 1.15 percent and 1.50 percent. For 2009, the FDIC set the DRR at 1.25 percent.
Under the Reform Act, the amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Each institution is placed into one of four risk categories depending on the institution’s capital ratios and supervisory ratings. Institutions, including Community Bank, in Risk Category I will be charged a rate between $0.07 and $0.24 per $100 of assessable deposits. For the majority of these institutions, base assessment rates will be based on the financial ratio method. Under this method, each financial ratio and a weighted-average of capital, asset quality, management, earnings, liquidity and sensitivity to market risk supervisory component ratings is multiplied by a pricing multiplier. The sum of these products is added to a uniform amount to produce an assessment rate between 2 and 4 basis points, the range of base rates for institutions in Risk Category I. Any increase in rates above the base rate schedule is then added or any decrease is subtracted. The annual assessment rate for Community Bank for 2009 was approximately $0.13 per $100 of assessable deposits.
On February 27, 2009, the FDIC adopted a restoration plan designed to replenish the DIF over a period of seven years ending December 31, 2015. In order to implement this restoration plan, the FDIC changed its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all deposit assessment rates by $0.07 per $100 of assessable deposits. These new rates range from $0.12 to $0.14 per $100 of assessable deposits for Risk Category I institutions to $0.50 per $100 of assessable deposits for Risk Category IV institutions. Beginning April 1, 2009, the base assessment rates ranged from $0.12 to $0.16 per $100 of assessable deposits for Risk Category I institutions to $0.45 per $100 of assessable deposits for Risk Category IV institutions. Changes to the risk-based assessment system included increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for small institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10.0 billion in assets, while providing a reduction for their unsecured debt.
On May 22, 2009, due to the severity of the decrease in the DIF, the FDIC issued a final rule which levied a special emergency assessment on all insured depository institutions of 5 basis points of total assets less Tier I capital as of June 30, 2009, which was collected on September 30, 2009. Based on the new assessment rates, our FDIC insurance expense was $798 thousand. In addition, we paid $277 thousand for the special emergency assessment on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule that required all insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform increase in assessment rates of $0.03 per $100 of assessable deposits effective on January 1, 2011. On December 31, 2009, Community Bank paid $3.5 million in prepaid deposit insurance assessments, which included $222 thousand for the fourth quarter of 2009. The remaining $3.3 million in prepaid deposit insurance is included in other assets on the Consolidated Balance Sheets filed at Exhibit 13 to this report.
In addition to DIF assessments, the Deposit Insurance Funds Act of 1996 provides for assessments to pay for the cost of Financing Corporation (“FICO”) funding. The FICO is a mixed ownership government corporation whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. In 2009, Community Bank paid FICO assessments of $56 thousand.
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
Our Board of Directors decided not to participate in the CPP after carefully evaluating the objectives, requirements and restrictions of participating in the program. In addition, the enactment of EESA temporarily raised the basic limit on federal deposit insurance coverage from $100 thousand to $250 thousand per depositor. The temporary increase in deposit insurance coverage became effective October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100 thousand after December 31, 2009. On May 20, 2009, President Obama signed the Helping Families Save Their Homes Act, which extended the temporary increase from $100 thousand to $250 thousand per depositor until December 31, 2013.

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
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), an economic stimulus package. ARRA significantly expanded the restrictions on executive compensation that were included in Section 111 of EESA and imposed various corporate governance standards on recipients of Troubled Asset Relief Program funds, including those under the CPP, until such funds are repaid. We and Community Bank did not participate in the CPP and therefore are not subject to the provisions of the ARRA related to executive compensation.
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
Community Reinvestment Act
We are also subject to the CRA and the regulations promulgated to implement the CRA, which are designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. Community Bank received an “outstanding” rating in its last CRA examination which was held on June 29, 2009. “Outstanding” is the highest CRA rating that a depository institution can receive.
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
The USA PATRIOT Act
Congress enacted The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act for the purpose of strengthening United States security, law enforcement and intelligence in order to combat terrorism on a variety of fronts. The USA PATRIOT Act contains extensive anti-money laundering and financial transparency laws and imposes rules and regulations to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. In addition, under the USA PATRIOT Act, financial institutions are prohibited from engaging in specified financial transactions and account relationships with foreign financial institutions and foreign customers.

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
Community Bank must also comply with a Pennsylvania law, Act 55, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as “predatory lending,” among other things, and is applicable to Community Bank’s closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100 thousand made at a “high cost,” which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:
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

Mortgage Lending Acts
On July 8, 2008, Pennsylvania Governor Rendell signed into law Acts 56, 57, 58, 59 and 60 of 2008, which pertain to the mortgage industry in Pennsylvania. Act 56 of 2008 combined two mortgage licensing laws that pertain to first and secondary lien residential mortgage lending into a single licensing law, which required individuals engaged in nonclerical mortgage activities to obtain separate individual “mortgage originator” licenses. Act 57 of 2008 amended the Pennsylvania Usury Law by increasing from $50 thousand to $218 thousand the applicability of the usury law to residential mortgage loans. Act 58 of 2008 authorized the Department of Banking to require initial and renewal license applicants for lender and broker licenses to use a national electronic licensing system and to pay related processing fees. Act 59 of 2008 increased penalties for violation of the Real Estate Appraisers Certification Act and added three government officials to the State Board of Certified Real Estate Appraisers. Act 60 of 2008 amended the Pennsylvania Housing Finance Agency (“PHFA”) Law by requiring mortgage lenders, including Community Bank, to periodically provide to PHFA a list of residential mortgage foreclosure notices issued during the most recent period and contains amendments to the rules for providing a mortgage borrower in default with a Notice of Intention to Foreclose.

On February 18, 2009, the Federal Government implemented the Homeowner Affordability and Stability Plan (“HASP”), a $75.0 billion federal program intended to support recovery in the housing market and ensure that eligible homeowners are able to continue to fulfill their mortgage obligations. HASP includes the following initiatives:
•
A refinance option for homeowners that are current in their mortgage payments and whose mortgages are owned by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”);

•	A homeowner stability initiative to prevent foreclosures and help eligible borrowers stay in their homes by offering loan modifications that reduce mortgage payments to more sustainable levels; and
•	An increase in U.S. Treasury funding to FNMA and FHLMC to allow them to lower mortgage rates.
HASP also offers monetary incentives to mortgage servicers and mortgage holders for certain modifications of at-risk loans and would establish an insurance fund designed to reduce foreclosures.
Credit Card Reform
On May 22, 2009, President Obama signed into law The Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (the “Credit Card Act”). The Credit Card Act is comprehensive credit card legislation that aims to establish fair and transparent practices relating to open end consumer credit plans. The first phase of the legislation began in August 2009, under which the payment period with no late fees was extended from 14 to 21 days, the advance warning period for significant changes to credit card accounts was extended from 15 to 45 days, and opt-out provisions were made available to customers. A second phase began in February 2010, which includes provisions governing when rate increases can be applied on late accounts, requirements for clearer disclosures of terms before opening an account, prohibitions on charging over-limit fees and double-cycle billing, and various other restrictions. Additional rules will become effective in July 2010, which deal with interest rate reinstatements on former overdue accounts, gift card expiration dates and inactivity fees.
Overdraft Fee Regulation
On November 12, 2009, the Federal Reserve Board issued a final rule amending Regulation E, Electronic Funds Transfers. According to the final rule, beginning July 1, 2010, banks may not charge fees for paying overdrafts on ATM and debit card transactions unless the customer gives consent, or opts in, to the payment of overdrafts for these transactions. Additional federal legislation has been introduced which would limit the number and amount of overdraft fees which banks can charge, prohibit ordering the posting transactions to cause customers to incur higher fees, prohibit insufficient funds fees on ATM or debit card transactions and require banks to provide a customer notice and opportunity to cancel transactions that would trigger an overdraft.

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
Corporate Governance
The Sarbanes-Oxley Act of 2002 (“SOX”) has substantially changed the manner in which public companies govern themselves and how the accounting profession performs its statutorily required audit function. SOX made structural changes in the way public companies make disclosures and strengthened the independence of auditors and audit committees. SOX requires direct responsibility of senior corporate management, namely the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), for establishing and maintaining an adequate internal control structure and procedures for financial reporting and disclosure by public companies.
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
Under Section 404 of SOX, we must provide an assertion of the adequacy of our internal controls over financial reporting as part of each annual Exchange Act report. As a result of us being classified as a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, our independent registered public accounting firm is not required to attest on our internal controls over financial reporting until fiscal years ending after June 15, 2010.

Regulatory Reform
In July 2009, the Obama Administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant proposals that would affect us and Community Bank under this regulatory reform include: (i) the creation of the Financial Services Oversight Council, which would coordinate activities among regulators; (ii) the re-examination of capital standards for banks and bank holding companies; (iii) increasing Federal Reserve supervision to more closely watch for systemic risks; and (iv) the creation of the Consumer Financial Protection Agency with broad authority over consumer-related financial products such as credit cards and mortgages. In response to the Obama Administration’s proposal, in December 2009, the U.S. House of Representatives passed The Wall Street Reform and Consumer Protection Act of 2009 and the U.S. Senate is expected to consider its version of the financial reform legislation in the near term. Such legislation would likely increase regulation and oversight of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. We cannot predict whether, or in what form, further legislation or regulations may be enacted, or to what extent we and Community Bank will be affected by such enactment.
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
In addition to the above location, at December 31, 2009, we owned 10 and leased 4 retail community banking offices and leased a limited purpose office used solely for loan production. We also lease an office building located at 1212 South Abington Road, Clarks Summit, Lackawanna County, Pennsylvania, which serves as our loan operations center. We consider our properties to be suitable and adequate for our current and immediate future purposes.
Item 3. Legal Proceedings
We, Community Bank and our subsidiaries are not parties to any legal proceedings that could have any significant effect upon our financial condition or operating results. In addition, we, Community Bank and our subsidiaries are not parties to any legal proceedings under federal and state environmental laws.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We had 1,194 stockholders of record, including individual participants in security position listings, and 1,722,923 shares of common stock, par value of $0.33 per share, the only authorized class of stock outstanding as of March 10, 2010. Our common stock trades on The NASDAQ Global Market_ as CommBcp under the symbol “CCBP.” The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2009 and 2008 are summarized in the following table:

			Dividends
2009:	High	Low	Declared

First quarter	$40.99	$35.04	$0.28

Second quarter	40.00	35.31	0.28

Third quarter	40.00	31.00	0.28

Fourth quarter	$34.50	$21.80	$0.14

			Dividends
2008:	High	Low	Declared

First quarter	$47.25	$41.00	$0.27

Second quarter	48.00	41.00	0.27

Third quarter	44.92	40.75	0.27

Fourth quarter	$42.00	$35.00	$0.27
We have paid cash dividends since 1983. The payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time the Board of Directors considers any declaration of dividends. For information on dividend restrictions on us and Community Bank, refer to our consolidated financial statements and notes to these statements filed at Exhibit 13 to this report and incorporated in their entirety by reference under this Item 5.

There were no purchases made by or on behalf of us or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of our common stock during each of the three months ended December 31, 2009. On August 19, 2009, the Board of Directors approved a resolution to suspend the Stock Repurchase Program.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Our Disclosure Controls and Internal Controls
As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures, as of December 31, 2009, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
Under Section 404 of SOX, we are required to assess the effectiveness of our internal control over financial reporting at the end of each fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective. The assessment report on the effectiveness of our internal control over financial reporting as of December 31, 2009, is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 9A.

Changes in Internal Control Over Financial Reporting
In the ordinary course of business, we may routinely modify, upgrade and enhance our internal control and procedures for financial reporting. However, there were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter of our fiscal year ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
At December 31, 2009, we had 8 directors. Our directors are elected at each annual meeting of stockholders for a one-year term and until their successors are duly elected and qualified. A majority of the directors have been determined by the Board of Directors to satisfy the independence requirements mandated by the SEC, The NASDAQ Global Market_ and any related banking laws. Our independent directors met once during 2009 without the presence of management to discuss management’s performance and our overall strategic direction.

The following information is presented for each of our current directors, all of whom have been nominated to become a director at our 2010 Annual Stockholders Meeting.

	Age as of		Director
Name	March 10, 2010	Principal Occupation for Past Five Years	Since

David L. Baker	64	Senior Vice President of Community Bank.	1988

William F. Farber, Sr.	72	President and CEO of Comm Bancorp, Inc. and Community Bank.	1983

Judd B. Fitze	58	Partner in Farr, Davis & Fitze, a law firm.	1995

Dean L. Hesser	43	President of Tom Hesser Chevrolet, Inc. and Tom Hesser Nissan, LLC, automobile dealerships.	2003

John P. Kameen	68	Publisher of The Forest City News.	1983

Erwin T. Kost	66	President of Kost Tire Distributors, Inc.	1997

Susan F. Mancuso	58	Partner in Mancuso & Mancuso, Accounting & Tax Service.	2003

Joseph P. Moore, III(1)	58	Auto Dealer, Manheim Imports, an automobile dealership.	2000

(1)	A son of Joseph P. Moore, Jr., who owns beneficially more than 5.0 percent of our common stock.
Committees
Our Board of Directors has two standing committees, namely the Nominating and Corporate Governance Committee and the Joint Audit Committee, which also serves as the audit committee for Community Bank. Each member of these committees satisfies the independence requirements applicable to the SEC, The NASDAQ Global Market_ and any related banking laws.
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
Our Board of Directors has identified Mrs. Mancuso as the Joint Audit Committee’s financial expert. Mrs. Mancuso is a licensed Pennsylvania public accountant. Mrs. Mancuso received degrees of a Bachelor of Science in Accounting and a Master of Business Administration. From 1976 to the present, she has practiced in the area of taxation, specializing in taxation and financial advisement. During the years 1980 through 1986, she was engaged to perform governmental and school audits. She is a licensed Accredited Tax Preparer and Tax Advisor and member of the National Society of Public Accountants and the Pennsylvania Society of Public Accountants. In fulfilling its oversight responsibilities, the Joint Audit Committee reviewed with us the audited financial statements and the footnotes to those statements for our fiscal year 2009 Annual Report to Stockholders and discussed with us the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Joint Audit Committee reviewed and discussed with the independent registered public accounting firm their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters required to be discussed by the Joint Audit Committee with the independent registered public accounting firm under the auditing standards of the Public Company Accounting Oversight Board (United States). Our independent registered public accounting firm has expressed the opinion that our audited financial statements present fairly, in all material respects, our financial position, the results of operations and cash flows for the fiscal year 2009, in conformity with accounting principles generally accepted in the United States of America.
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
In relying on the reviews and discussions referred to above, the Joint Audit Committee recommended to the Board of Directors that the audited financial statements be included in this report. The Joint Audit Committee also recommended to the Board of Directors the selection of ParenteBeard LLC, Certified Public Accountants, to serve as our independent registered public accounting firm.
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
The committee oversees the internal procedures, adopted from time to time, to assist in the identification of suitable candidates to serve as directors. The committee also has the authority to retain professional consultants to assist in the task of identifying possible candidates, although it did not do so in 2009.
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
The following information is presented for our executive officers:

	Held	Employee	Age as of
Name and Position	Since	Since	March 10, 2010

William R. Boyle	2001	2001	50
Executive Vice President and Chief Credit Officer

William F. Farber, Sr.	2001	2001	72
President and CEO, Chairman of the Board

John P. Kameen	1996	(1)	68
Secretary

Scott A. Seasock	1989	1989	52
Executive Vice President and CFO

(1)	Not our employee or an employee of Community Bank. This person did not receive any additional fees for serving as an Executive Officer.
Section 16(a) Beneficial Ownership Reporting Compliance
Executive officers, directors and “beneficial owners” of more than 10.0 percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Global Market_ pursuant to Section 16(a).
We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2009 with the following exceptions:
•
On June 12, 2009, Joseph P. Moore, III, a director, sold 1,500 shares of our common stock at a price of $37.00 per share or $55,500 in the aggregate. A Form 4 was required to be filed on or before June 16, 2009. Mr. Moore failed to do so. Mr. Moore filed his Form 4 with the SEC for this sale on September 4, 2009.

•
On August 27, 2009, Judd B. Fitze, a director, sold 226 shares of our common stock at a price of $38.00 per share or $8,588 in the aggregate. A Form 4 was required to be filed on or before August 31, 2009. Attorney Fitze failed to do so. Attorney Fitze filed his Form 4 with the SEC for this sale on September 1, 2009.

•
On November 24, 2009, Dean L. Hesser, a director, purchased 200 shares of our common stock at a price of $27.00 per share or $5,400 in the aggregate. A Form 4 was required to be filed on or before November 27, 2009. Mr. Hesser failed to do so. Mr. Hesser filed his Form 4 with the SEC on November 30, 2009.

•
On December 10, 2009, David L. Baker, a director, purchased 200 shares of our common stock at a price of $27.00 per share or $5,400 in the aggregate. A Form 4 was required to be filed on or before December 14, 2009. Mr. Baker failed to do so. Mr. Baker filed his Form 4 on December 22, 2009.

•
On May 15, 2009, Judd B. Fitze, a director, became the administrator for an estate holding 49,391.524 shares of our common stock. A Form 4 was required to be filed on or before May 19, 2009. Attorney Fitze failed to do so. Attorney Fitze filed the Form 4 on September 15, 2009. As administrator for this estate, Attorney Fitze authorized the following sale transactions:

•
sold 1,100 shares of our common stock on October 27, 2009, at a price of $30.74 per share or $33,814 in the aggregate. A Form 4 was required to be filed on or before October 29, 2009. Attorney Fitze failed to do so.

•
sold 28,900 shares of our common stock on November 11, 2009, at a price of $30.59 per share or $884,051 in the aggregate. A Form 4 was required to be filed on or before November 13, 2009. Attorney Fitze failed to do so.

•
sold 2,000 shares of our common stock on December 16, 2009, at a price of $26.00 per share or $52,000 in the aggregate. A Form 4 was required to be filed on or before December 18, 2009. Attorney Fitze failed to do so.

Attorney Fitze filed a Form 5 on January 25, 2010, for the above transactions in lieu of filing a Form 4.

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

Summary Compensation Table
The following table presents compensation information for each of the years ended December 31, 2009 and 2008, for the named executive officers.
SUMMARY COMPENSATION TABLE

				Non-Equity
				Incentive Plan	All Other
		Salary	Bonus	Compensation	Compensation	Total
Name & Position	Year	($)	($)	($)	($)(1)	($)

William F. Farber, Sr.	2009	161,090	-0-	-0-	64,894	225,984
President and CEO	2008	161,090	30,000	-0-	70,274	261,364

Scott A. Seasock	2009	155,410	-0-	-0-	5,322	160,732
Executive Vice President and CFO	2008	155,410	13,800	6,200	8,924	184,334

William R. Boyle	2009	155,410	-0-	-0-	4,745	160,155
Executive Vice President and CCO	2008	155,410	20,000	-0-	8,905	184,315

(1)
Represents contributions Community Bank made on behalf of the named executive officers pursuant to the defined contribution plan, except for Mr. Farber who also received director fees of $60,000 in 2009 and $61,500 in 2008 for services as Chairman of the Board of Community Bank. Aggregate perquisites and other personal benefits were less than $10,000 for each named executive officer, and therefore, need not be presented.

Annual Bonuses and Non-Equity Incentive Plan Compensation
Except for Mr. Seasock who has an employment agreement that contains a non-equity incentive plan, the Executive Compensation Committee bases their decision for discretionary annual bonuses paid to each named executive officer on two factors. The first factor is the Executive Compensation Committee’s evaluation of each executive’s salary to the base pay levels in our peer group, consisting of 10 financial institutions located in the Northeast Region of Pennsylvania, for executives with similar responsibilities. The second factor is the evaluation of the executive’s unique role, job performance and contribution in meeting our strategic business plan and long-term objectives. There were no discretionary cash bonuses paid to each named executive officer in 2009.
Mr. Seasock takes part in our non-equity incentive plan. His bonus is based on a formula for us achieving a certain return on average assets and percentage increase in net income ranges and is intended to serve as incentive for performance to occur over a specified period. Under the bonus formula for Mr. Seasock, the achievement ranges for return on average assets and percentage increase in net income are given equal weighting. The minimum achievement ranges were 1.00 percent to 1.05 percent for return on average assets and 5.00 percent to 5.90 percent for percentage increase in net income for 2009. Based on the above performance measures, Mr. Seasock did not earn a bonus in 2009. The Executive Compensation Committee has the ability to award bonuses in excess of the amounts calculated pursuant to this formula based on the aforementioned criteria for discretionary annual bonuses. There was no discretionary bonus awarded to Mr. Seasock in 2009.

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
During 2009, there were no annual discretionary contributions allocated among participants’ accounts under the defined contribution plan. Discretionary matching contributions under the 401(k) feature of the plan totaled $168,071 in 2009. Contributions made by Community Bank on behalf of the named executive officers to the plan are included in the “All Other Compensation” column of the Summary Compensation Table.

Executive Employment Agreements
In order to retain our long-serving and key named executive officers, we entered into employment agreements with William F. Farber, Sr., President and CEO, Scott A. Seasock, Executive Vice President and CFO and William R. Boyle, Executive Vice President and CCO.
The employment agreement for Mr. Farber, which was entered into on March 1, 2010, contains a provision for severance payments based on our non-renewal of the agreement or disability of Mr. Farber, termination of the agreement for good reason as defined below or a change-in-control of us or Community Bank. Under the agreement, on or after February 28, 2011, Mr. Farber may also, upon providing us or Community Bank 60 days notice, voluntarily retire from his positions and be entitled to receive post-retirement benefits which are equivalent to the severance payment for non-renewal, disability, termination for good reason or change-in-control. With respect to the severance payments, including post-retirement benefits, Mr. Farber would be entitled to receive the sum of $14,000 per month for 60 consecutive months or until his death, whichever occurs first. Community Bank would also be required to pay premiums on a commercially-reasonable comprehensive medical insurance plan on Mr. Farber’s behalf. Mr. Farber would also be entitled to the use of his current executive office suite and the provision of secretarial support for a period of 12 months after termination of employment.
The estimated aggregate amount of severance payments, including post-retirement benefits, that Mr. Farber would receive based upon the provisions under his employment agreement dated March 1, 2010, if a termination event as described above occurred is $886,500. This estimated aggregate amount includes payments of $14,000 per month for 60 months for post-retirement benefits without any deductions for applicable taxes and $775 per month for 60 months for medical insurance premiums. The estimated aggregate amount has not been reduced to a present value worth.
The employment agreements for Messrs. Seasock and Boyle contain a provision for a severance payment based on our non-renewal of the agreement or a change-in-control of us or Community Bank. With respect to the severance payment for our non-renewal under these employment agreements, the affected named executive officer may, at his sole discretion, terminate his employment and receive a lump-sum severance payment equal to 24 months of his then current salary, net of all applicable withholding taxes. The affected named executive officer will receive no other benefits and perquisites as a result of such termination.
With respect to these employment agreements, if a change-in-control of us or Community Bank occurs and the affected named executive officer is terminated because of the change-in-control or for any other good reason, as defined below, then we, or our successor, are obligated to pay to such terminated named executive officer, for a 24-month period, his then current salary, net of all applicable withholding taxes, and premiums to maintain his long-term disability insurance and medical insurance. Any other benefits and perquisites for such affected named executive officer shall cease upon such termination.

On March 17, 2010, Mr. Seasock’s employment agreement was amended to increase the term of the agreement from a constant two year period to a constant three year period. This First Amendment to Mr. Seasock’s employment agreement was filed at Exhibit 10.1 to our Current Report on Form 8-K on March 19, 2010, Commission File Number: 0-17455, and is incorporated in its entirety by reference into this report. The disclosure in the subsequent table for Mr. Seasock reflects the new amendment to his agreement.
The following table sets forth the estimated aggregate amount of such severance and change-in-control payments that each of the two named executive officers would receive based upon their salary and benefits as of December 31, 2009, if a termination event as described above had occurred:

	Estimated Lump-Sum	Estimated Aggregate Amount
	Severance Payment	to be Paid as a Result of
	as a Result of	Change-In-Control under
	Non-Renewal of	the Employment Agreement
Name and Title	Agreement ($)(1)	($)(2)
Scott A. Seasock, Executive Vice President and CFO	466,230	520,318

William R. Boyle, Executive Vice President and CCO	310,820	321,364

(1)	This estimated amount is gross salary without any deductions for applicable withholding taxes.

(2)
This estimated amount includes gross salary without any deductions for applicable withholding taxes and 24 months of premiums for long-term disability insurance and medical insurance. This estimated amount has not been reduced to a present value worth.

All three employment agreements have a non-compete restriction that is triggered if the affected named executive officer is terminated for cause or such executive officer resigns from employment for other than a good reason. These executive officers agreed not to enter into competition with us or Community Bank after such termination within the Pennsylvania counties of Lackawanna, Susquehanna, Wayne and Wyoming, and within 20 miles of any branch office located outside these counties which was established during such executive officer’s employment with us and Community Bank. The non-compete restriction for Mr. Farber is for a period of five years after termination. For Messrs. Seasock and Boyle, the non-compete restriction is for a period of six months.
A change in control under all three agreements is generally defined as:
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

A termination for good reason under these three agreements is generally defined as:
•	Without the officer’s consent, any assignment of duties other than duties described in the agreement;
•	Any removal of the officer from, or failure to re-elect the officer to, his position, except in connection with termination of the officer for cause;
•	Any failure to pay the officer his benefits as described in his agreement;
•	Any material breach of the agreement by us or Community Bank; or
•	A change in control.
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
In 2009, the Executive Compensation Committee met three times to discuss the performance of the named executive officers and compared their performance, and our performance, with peer group companies. The Chair of the Executive Compensation Committee distributes relevant material to the members to assist them in discussion and review of each named executive officer’s total compensation package. For example, the Human Resources Director of Community Bank prepares a spreadsheet delineating each named executive officer’s salary, benefits and perquisites for this committee to review. In addition, the Chair reviews current bank industry trade journals and other publications for articles on executive compensation in the banking industry and the Chair disseminates that information to members of this committee.
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

In addition to the spreadsheet information that this committee will receive, we will also consider for 2010 compensation the contribution of each named executive officer in creating a culture of performance with integrity. We will also consider the years of service that each named executive officer has given to us and their contributions to civic life in the communities in which we conduct business.
Executive Compensation Committee
Judd B. Fitze
John P. Kameen
Erwin T. Kost
J. Robert McDonnell
Joseph P. Moore, Jr.
The following table presents compensation information for Community Bank’s directors for 2009.
DIRECTORS’ COMPENSATION TABLE

	Fees Earned	All Other
Name	or Paid in Cash ($)	Compensation ($)(1)	Total ($)

Judd B. Fitze	23,000	1,350(2)	24,350

John P. Kameen	23,000	4,235(2)	27,235

Each of our other directors	23,000	-0-	23,000

(1)	Aggregate perquisites and other personal benefits were less than $10,000 for each director, and therefore, need not be presented.

(2)	Represents fees for appraisal services provided to Community Bank.
Mr. Baker is employed by Community Bank as Senior Vice President and is responsible for business development in the Susquehanna and Wyoming Counties of Pennsylvania. Mr. Baker, in addition to having extensive banking experience, is well known and respected in the communities we serve. For his services as Senior Vice President, Mr. Baker received a salary of $57,158, and discretionary matching contributions of $1,756 under the 401(k) feature of Community Bank’s defined contribution plan in 2009. The total amount of all other perquisites received by Mr. Baker was less than $10,000.
Director fees and all other compensation are paid to the directors by Community Bank. Our directors are not paid for attendance at Comm Bancorp, Inc.’s Board of Directors’ meetings. There were no stock awards, option awards, non-equity incentive plan compensation, other long-term compensation or nonqualified deferred compensation earnings paid to any director in 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This section describes how much stock our directors and executive officers own. It also describes the persons or entities that own more than 5.0 percent of our voting stock.
Stock Owned by Directors and Executive Officers
This table indicates the number of shares of our common stock owned by the directors and executive officers as of March 10, 2010. The aggregate percentage of shares owned by all directors and executive officers is 14.19 percent. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

	Amount and Nature of
Name of Individual or Identity of Group	Beneficial Ownership(1)	Percent of Class

David L. Baker	14,522.691	—

William R. Boyle(2)	3,541.307	—

William F. Farber, Sr.	150,960.000	8.76%

Judd B. Fitze	25,257.656	1.47%

Dean L. Hesser	2,000.000	—

John P. Kameen	19,572.000	1.14%

Erwin T. Kost	11,505.124	—

Susan F. Mancuso	7,339.287	—

Joseph P. Moore, III	100.000	—

Scott A. Seasock(2)	9,677.542	—

All Directors and Executive Officers as a group (8 Directors, 4 Executive Officers, 10 persons in total)	244,475.607	14.19%

(1)
Includes shares held: (i) directly; (ii) jointly with spouse; (iii) jointly with various relatives; (iv) by the transfer agent in our dividend reinvestment account; (v) individually in employee benefit plans; (vi) in various trusts; and (vii) as an administrator of an estate.

(2)	Executive officer, not a director.

Voting Stock Owned by “Beneficial Owners”
The following are the persons or entities known by us to own beneficially more than 5.0 percent of our common stock as of March 10, 2010.

Name and Address	Number of Shares(1)	Percent of Class

Joseph P. Moore, Jr.	169,330.000	9.83%
400 Williamson Road Gladwyne, PA 19035

William F. Farber, Sr.	150,960.000	8.76%
Crystal Lake Road R.R.1, Box 1281 Carbondale, PA 18407

(1)	Includes shares held: (i) directly; and (ii) in various trusts.
Item 13. Certain Relationships and Related Transactions and Director Independence
We encourage our directors and executive officers to have banking and financial transactions with Community Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.
The total consolidated loans made by Community Bank at December 31, 2009 to our directors and officers as a group, members of their immediate families and companies in which they have a 10.0 percent or more ownership interest was $6.8 million or 12.3 percent of our total consolidated capital accounts. The largest aggregate balance for these loans in 2009 was $7.6 million or 13.8 percent of our total consolidated capital accounts. During 2009, advances and repayments on these loans were $0.5 million and $1.3 million. These loans did not involve more than the normal risk of collectibility nor did they present any other unfavorable features.
Item 14. Principal Accounting Fees and Services
The fees billed for professional services rendered by our independent registered public accounting firm for each of the two years ended December 31, 2009 and 2008, are summarized as follows:

Year Ended December 31,	2009	2008
Audit fees(1)	$122,925	$107,730
Other fees(2)	600

Total	$123,525	$107,730

(1)
Audit fees consist of fees billed for services rendered for the audit of our annual financial statements on Form 10-K and review of financial statements included in our Form 10-Q, or services that are normally provided in connection with statutory and regulatory filings.

(2)	Other fees consist of fees billed for services related to alternative minimum tax issues.

The Joint Audit Committee’s pre-approval policies and procedures related to products and services provided by our independent registered public accounting firm are set forth in the Charter of the Joint Audit Committee of us and Community Bank. For the two years ended December 31, 2009 and 2008, all of the audit fees, audit-related fees, tax fees and other fees were pre-approved by the Joint Audit Committee.
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

3	(ii)
Bylaws, as amended, filed at Exhibit 3(ii) to our Annual Report on Form 10-K for the year ended December 31, 2006, Commission file number 0-17455 on March 30, 2007, and incorporated hereto by reference.

4		None.
9		None.
10
Executive Employment Agreements of Scott A. Seasock and William R. Boyle filed as Exhibits 10.01 and 10.02 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission file number 0-17455 on November 13, 2001, and incorporated hereto by reference. Executive Employment Agreement of William F. Farber, Sr. filed as Exhibit 10.1 to our Current Report on Form 8-K, Commission file number 0-17455 on March 2, 2010, and incorporated hereto by reference. First amendment to Executive Employment Agreement of Scott A. Seasock filed as Exhibit 10.1 to our Current Report on Form 8-K, Commission file number 0-17455 on March 19, 2010, and incorporated hereto by reference.

11		None.
12		None.
13		Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 2009.
14		Code of Ethics, filed at Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003, Commission file number 0-17455 on March 29, 2004, and incorporated hereto by reference.
16		None.
18		None.
21		List of Subsidiaries.
22		None.
23		None.
24		None.
31	(i)	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).
CFO certification pursuant to Rule 13a-14(a)/15d-14(a).
31	(ii)	Not Applicable.
32		CEO certification pursuant to Section 1350.
CFO certification pursuant to Section 1350.
33		Not Applicable.
34		Not Applicable.
35		Not Applicable.
99	(i)
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

COMM BANCORP, INC. (Registrant)		Date

BY:	/s/ William F. Farber, Sr.	March 29, 2010
William F. Farber, Sr., President and Chief Executive Officer
Chairman of the Board (Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date

/s/ David L. Baker David L. Baker, Director	March 29, 2010

/s/ William F. Farber, Sr. William F. Farber, Sr., President and Chief Executive Officer Chairman of the Board/Director (Principal Executive Officer)	March 29, 2010

/s/ Judd B. Fitze Judd B. Fitze, Director	March 29, 2010

/s/ Dean L. Hesser Dean L. Hesser, Director	March 29, 2010

/s/ John P. Kameen John P. Kameen, Secretary/Director	March 29, 2010

/s/ Erwin T. Kost Erwin T. Kost, Director	March 29, 2010

Signature and Capacity	Date

/s/ Susan F. Mancuso Susan F. Mancuso, Director	March 29, 2010

/s/ Joseph P. Moore, III Joseph P. Moore, III, Director	March 29, 2010

/s/ Scott A. Seasock Scott A. Seasock, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2010

/s/ Stephanie A. Westington Stephanie A. Westington, CPA Vice President of Finance (Principal Accounting Officer)	March 29, 2010

EXHIBIT INDEX

Exhibit
Number	Description	Page

13	Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 2009.	46

21	List of Subsidiaries.	164

31 (i)	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a).	165

	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32	CEO Certification Pursuant to Section 1350.	167

	CFO Certification Pursuant to Section 1350.