Form 10-K/A
period 2009-12-31
COMM BANCORP INC
filed 2010-05-17
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Common Stock, par value $0. 33 per share
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2009, are incorporated by reference in Part II of this Amended Annual Report. Portions of the registrant’s 2010 Proxy Statement are incorporated by reference in Part III of this Amended Annual Report.

Exhibit Index on Page 26

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, (the “Annual Report”) of Comm Bancorp, Inc. (the “Company”) filed with the Securities and Exchange Commission (“SEC”) on March 29, 2010, is filed in order to correct errors in the recognition, measurement, presentation and disclosure of the Company’s allowance for loan losses because of a misuse of facts that existed at the time these consolidated financial statements were prepared.
The correction was a result of a misunderstanding between management and the Company’s primary federal regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) as to the methodology, i.e. model used by the Company in determining the estimate for the allowance for loan losses under generally accepted accounting principles (“GAAP”). Management was of the opinion that the Company’s model to determine the allowance for loan losses was in accordance with applicable supervisory guidance as provided by the Federal Reserve Board in 2009 and GAAP. The Company was informed on May 5, 2010, by the Federal Reserve Board that the Company did not comply with the supervisory guidance, and, therefore, must restate its consolidated financial statements for the year ended December 31, 2009. The Company has concluded that a restatement of its financial statements for the year ended December 31, 2009, is necessary to conform to federal regulatory reporting positions taken with respect to the previously reported allowance for loan losses. After reviewing this matter with the Joint Audit Committee of the Boards of Directors of the Company and Community Bank, the Company and Community Bank have agreed to account for this item in its Call Report in the manner proposed by the Federal Reserve Board and to restate its consolidated financial statements for the year ended December 31, 2009, filed with the SEC to assure consistency with the financial statements filed as part of the Call Report.
The restatement resulted in, among other things:
•	an increase of $7,000,000 in the allowance for loan losses at December 31, 2009;
•	an increase in the provision for loan losses of $7,000,000 for the year ended December 31, 2009;
•	a change in earnings for the year ended December 31, 2009, from net income of $50,000 or $0.03 per share to a net loss of $4,570,000 or $2.65 per share; and
•	a decrease of $4,620,000 in stockholders’ equity from $54,954,285 or $31.93 per share to $50,334,285 or $29.25 per share.
All amounts, statistical data, percentages and ratios contained within this Amended Annual Report on Form 10-K/A have been restated to reflect the restatement of the Consolidated Financial Statements described in the note entitled, “Restatement of consolidated financial statements,” in the Notes to Consolidated Financial Statements to this Amended Annual Report. This Form 10-K/A does not reflect events occurring after the March 29, 2010, filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

COMM BANCORP, INC.
FORM 10-K/A INDEX

COMM BANCORP, INC.
FORM 10-K/A
Special Note Regarding Forward-Looking Statements
This annual report on Form 10-K/A, other periodic reports filed by us under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, and any other written or oral statements made by or on behalf of us may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward-looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. Our business and financial results are affected by business and economic conditions, both generally and specifically in the Northeastern Pennsylvania market in which we operate. In particular, our businesses and financial results may be impacted by:
•	Changes in interest rates and valuations in the debt, equity and other financial markets;
•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products;
•	Actions of the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates;
•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular;
•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors;
•	Changes resulting from the newly enacted Emergency Economic Stabilization Act of 2008;
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
Part I
Item 1. Business
General
We are a registered bank holding company incorporated in 1983 as a Pennsylvania business corporation and are headquartered in Clarks Summit, Pennsylvania. We have two wholly-owned subsidiaries, Community Bank and Trust Company, referred to as Community Bank, and Comm Realty Corporation, referred to as Comm Realty. Our business consists primarily of the management and supervision of Community Bank. Comm Realty, a Pennsylvania business corporation, holds, manages and sells foreclosed or distressed assets on behalf of Community Bank. Our principal source of income is dividends paid by Community Bank. At December 31, 2009, we had approximately:
•	$652.2 million in total assets;
•	$476.9 million in loans;
•	$590.8 million in deposits; and
•	$ 50.3 million in stockholders’ equity.
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

Intercompany Transactions
Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, limit borrowings by us from Community Bank and also limit various other transactions between us and Community Bank. For example, Section 23A limits to no more than 10.0 percent of its total capital the aggregate outstanding amount of Community Bank’s loans and other “covered transactions” with any particular nonbank affiliate including financial subsidiaries, and limits to no more than 20.0 percent of its total capital the aggregate outstanding amount of Community Bank’s “covered transactions” with all of its affiliates including financial subsidiaries. At December 31, 2009, approximately $5.8 million was available for loans to us from Community Bank. Section 23A also generally requires that Community Bank’s loans to its nonbank affiliates, including financial subsidiaries, be secured, and Section 23B generally requires that Community Bank’s transactions with its nonbank affiliates, including financial subsidiaries, be at arm’s-length terms. Also, we and Community Bank and any financial subsidiary are prohibited from engaging in certain “tie-in” arrangements in connection with extensions of credit or provision of property or services.
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
We are subject to the jurisdiction of the SEC for matters relating to the offering and sale of our securities. We are also subject to the SEC’s rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials. Our common stock is listed for quotation of prices on The NASDAQ Global MarketSM and therefore, we are subject to the listing rules and regulations imposed by The NASDAQ Global MarketSM.

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
Capital Requirements
We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Federal Reserve Board on Community Bank. Under these risk-based capital requirements, bank holding companies and banks are required to maintain Tier I and Total capital, less certain deductions, of at least 4.0 percent and 8.0 percent of their total risk-weighted assets, including certain off-balance sheet items, such as unused lending commitments and standby letters of credit. On December 31, 2009, Community Bank issued $8.0 million in subordinated notes at a fixed interest rate of 8.0 percent, which mature on December 31, 2016. The subordinated notes qualify as Tier II capital for risk-based capital requirements for both us and Community Bank. At December 31, 2009, we met both requirements, with Tier I and Total capital ratios of 9.7 percent and 12.6 percent. Community Bank also met both requirements at December 31, 2009, with Tier I and Total capital ratios of 8.7 percent and 11.6 percent.

The Federal Reserve Board also requires banks and bank holding companies to maintain a minimum Leverage ratio, Tier I capital to total average assets less intangible assets, of 3.0 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. Our Leverage ratio was 7.9 percent and Community Bank’s Leverage ratio was 7.1 percent at December 31, 2009.
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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In connection with the preparation of our previously filed Annual Report on Form 10-K, as originally filed with the SEC on March 29, 2010, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of December 31, 2009 and reported that there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
As a result of the restatement of our financial statements as discussed in the note entitled “Restatement of consolidated financial statements,” in the Notes to Consolidated Financial Statements to this Amended Annual Report, a reevaluation was performed as of December 31, 2009, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in our internal control over financial reporting.
Our conclusion was based on the requirement to correct errors in the recognition, measurement, presentation and disclosure of the Company’s allowance for loan losses because of the misuse of facts that existed at the time these financial statements were prepared. The misuse of facts causing this restatement was the result of a misunderstanding between management and the Federal Reserve Board as to the methodology, i.e., model, to be used by the Company in determining the estimate for the allowance for loan losses under GAAP. Management was of the opinion that the Company’s model to determine the allowance for loan losses was in accordance with the applicable supervisory guidance as provided by the Federal Reserve Board in 2009 and GAAP. The Company was informed on May 5, 2010, by the Federal Reserve Board that the Company did not comply with the supervisory guidance, and, therefore, must restate its annual report for the year ended December 31, 2009.

The Company has restated its condensed consolidated financial statements as of and for the year ended December 31, 2009 in this Form 10-K/A as discussed in the note entitled “Restatement of consolidated financial statements,” in the Notes to Consolidated Financial Statements to this Amended Annual Report. The Company is undertaking certain remedial actions as of the date of filing of this Form 10-K/A and believes that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented. However, at December 31, 2009, the material weakness described above still existed.
Changes in Internal Control over Financial Reporting
The Company has identified a material weakness as described above. There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Steps to Address Material Weakness
As of the date of this amended filing, the Company is in the process of revising its methodology for determining the adequacy of the allowance for loan losses in accordance with the supervisory guidance described above. In order to ensure that adequacy and accuracy in these determinations are consistently present, management will continue to enhance its methodology to improve the estimates with respect to the applicable supervisory guidance with the assistance of an external independent consulting firm.
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
21
List of Subsidiaries, filed at Exhibit 21 to our Annual Report on Form 10-K for the year ended December 31, 2009, Commission file number 0-17455 on March 29, 2010, and incorporated hereto by reference.

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

COMM BANCORP, INC.		Date
(Registrant)

BY:	/s/ William F. Farber, Sr.	May 17, 2010
William F. Farber, Sr.,
President and Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date

/s/ David L. Baker	May 17, 2010
David L. Baker, Director

/s/ William F. Farber, Sr.	May 17, 2010
William F. Farber, Sr.,
President and Chief Executive Officer
Chairman of the Board/Director
(Principal Executive Officer)

/s/ Judd B. Fitze	May 17, 2010
Judd B. Fitze, Director

/s/ Dean L. Hesser Dean L. Hesser, Director	May 17, 2010

/s/ John P. Kameen	May 17, 2010
John P. Kameen, Secretary/Director

/s/ Erwin T. Kost	May 17, 2010
Erwin T. Kost, Director

Signature and Capacity	Date

/s/ Susan F. Mancuso	May 17, 2010
Susan F. Mancuso, Director

/s/ Joseph P. Moore, III	May 17, 2010
Joseph P. Moore, III, Director

/s/ Scott A. Seasock	May 17, 2010
Scott A. Seasock, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Stephanie A. Westington	May 17, 2010
Stephanie A. Westington, CPA
Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

13	Portions of the Amended Annual Report to Stockholders for Fiscal Year Ended December 31, 2009.	27

31 (i)	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a). CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).	141

32	CEO Certification Pursuant to Section 1350. CFO Certification Pursuant to Section 1350.	143