Form 10-Q
period 2010-03-31
COMM BANCORP INC
filed 2010-05-17
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,722,923 at April 30, 2010.

Exhibit Index on Page 59

COMM BANCORP, INC.
FORM 10-Q
March 31, 2010

*	Not Applicable

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

For the Three Months Ended March 31	2010	2009
	(Unaudited)
Interest income:
Interest and fees on loans:
Taxable	$5,941	$6,448
Tax-exempt	322	666
Interest and dividends on investment securities available-for-sale:
Taxable	729	349
Tax-exempt	302	537
Dividends	2	11
Interest on federal funds sold	8	1

Total interest income	7,304	8,012

Interest expense:
Interest on deposits	2,433	2,633
Interest on short-term borrowings		56
Interest on long-term debt	160

Total interest expense	2,593	2,689

Net interest income	4,711	5,323
Provision for loan losses	1,000	570

Net interest income after provision for loan losses	3,711	4,753

Noninterest income:
Service charges, fees and commissions	741	764
Mortgage banking income	281	402
Net gain on sale of premises and equipment		294
Net gain on sale of investment securities available-for-sale	361	114

Total noninterest income	1,383	1,574

Noninterest expense:
Salaries and employee benefits expense	2,187	2,140
Net occupancy and equipment expense	603	675
Other expenses	1,564	1,533

Total noninterest expense	4,354	4,348

Income before income taxes	740	1,979
Provision for income tax expense (benefit)	(410)	204

Net income	1,150	1,775

Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available-for-sale	(275)	342
Reclassification adjustment for gains included in net income	(361)	(114)
Income tax expense (benefit) related to other comprehensive income (loss)	(216)	78

Other comprehensive income (loss), net of income taxes	(420)	150

Comprehensive income	$730	$1,925

Per share data:
Net income	$0.67	$1.03
Cash dividends declared		$0.28
Average common shares outstanding	1,722,923	1,728,371
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets:
Cash and due from banks	$8,798	$23,978
Federal funds sold	33,800	25,300
Investment securities available-for-sale	116,593	108,005
Loans held-for-sale, net	811	2,016
Loans, net of unearned income	466,296	476,944
Less: allowance for loan losses	14,891	17,462

Net loans	451,405	459,482
Premises and equipment, net	11,480	11,616
Accrued interest receivable	2,213	2,122
Other assets	23,512	19,634

Total assets	$648,612	$652,153

Liabilities:
Deposits:
Noninterest-bearing	$90,999	$88,335
Interest-bearing	495,361	502,448

Total deposits	586,360	590,783
Long-term debt	8,000	8,000
Accrued interest payable	1,623	1,296
Other liabilities	1,520	1,740

Total liabilities	597,503	601,819

Stockholders’ equity:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding: March 31, 2010, 1,722,923 shares; December 31, 2009, 1,721,007 shares	569	568
Capital surplus	8,010	7,966
Retained earnings	42,131	40,981
Accumulated other comprehensive income	399	819

Total stockholders’ equity	51,109	50,334

Total liabilities and stockholders’ equity	$648,612	$652,153

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
(Unaudited)	Stock	Surplus	Earnings	Income	Equity
Balance, December 31, 2009	$568	$7,966	$40,981	$819	$50,334
Net income			1,150		1,150
Dividend reinvestment plan: 1,916 shares issued	1	44			45
Other comprehensive loss, net of income taxes				(420)	(420)

Balance, March 31, 2010	$569	$8,010	$42,131	$399	$51,109

Balance, December 31, 2008	$571	$7,694	$47,862	$1,671	$57,798
Net income			1,775		1,775
Dividends declared: $0.28 per share			(483)		(483)
Dividend reinvestment plan: 2,135 shares issued	1	78			79
Repurchase and retirement: 10,352 shares	(4)	(31)	(361)		(396)
Other comprehensive income, net of income taxes				150	150

Balance, March 31, 2009	$568	$7,741	$48,793	$1,821	$58,923

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

For the Three Months Ended March 31	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$1,150	$1,775
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	570
Depreciation and amortization of premises and equipment	189	232
Net amortization of investment securities	394	81
Amortization of net loan costs	84	86
Amortization of mortgage servicing rights	65	111
Deferred income tax expense (benefit)	1,156	(79)
Net gain on sale of investment securities available-for-sale	(361)	(114)
Net gain on sale of loans	(250)	(424)
Net gain on sale of premises and equipment		(294)
Net loss on sale of foreclosed assets	8
Changes in:
Loans held for sale, net	1,455	(429)
Accrued interest receivable	(91)	(313)
Other assets	(2,329)	(628)
Accrued interest payable	327	309
Other liabilities	237	169

Net cash provided by operating activities	3,034	1,052

Cash flows from investing activities:
Proceeds from repayments of investment securities available-for-sale	4,428	2,666
Proceeds from sales of investment securities available-for-sale	6,154	4,341
Purchases of investment securities available-for-sale	(19,839)	(1,421)
Proceeds from sale of foreclosed assets	242
Net decrease (increase) in lending activities	3,973	(23,182)
Proceeds from sale of premises and equipment		509
Purchases of premises and equipment	(53)	(479)

Net cash used in investing activities	(5,095)	(17,566)

Cash flows from financing activities:
Net changes in:
Money market, NOW, savings and noninterest-bearing accounts	(4,181)	(9,513)
Time deposits	(242)	(11,912)
Short-term borrowings		27,450
Proceeds from the issuance of common shares	45	79
Repurchase and retirement of common shares		(396)
Cash dividends paid	(241)	(470)

Net cash provided by (used in) financing activities	(4,619)	5,238

Net decrease in cash and cash equivalents	(6,680)	(11,276)
Cash and cash equivalents at beginning of year	49,278	20,717

Cash and cash equivalents at end of period	$42,598	$9,441

Supplemental disclosures:
Cash paid during the period for:
Interest	$2,266	$2,380
Income taxes		11
Noncash items:
Transfers of loans to foreclosed assets	3,020	1,518
Unrealized losses (gains) on investment securities available-for-sale, net	$420	$(150)
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of presentation:
The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2010, are not necessarily indicative of the results of operations that may be expected in the future.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Restated Annual Report on Form 10-K/A for the period ended December 31, 2009.
The consolidated financial statements as of December 31, 2009, and related disclosures, herein, have been restated to conform to the presentation as included in the Company’s 2009 Amended Annual Report on Form 10-K/A, filed on May 17, 2010.
2. Earnings per common share:
The Company had no dilutive potential common shares outstanding during the three-month periods ended March 31, 2010 and 2009, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.
3. Subsequent events:
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
4. Investment securities:
All investment securities were classified as available-for-sale at March 31, 2010 and December 31, 2009. The amortized cost and fair value of available-for-sale securities aggregated by investment category at March 31, 2010 and December 31, 2009, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value
State and municipals	$19,542	$1,054	$4	$20,592
Mortgage-backed securities:
U.S. Government agencies	93,569	75	629	93,015
U.S. Government-sponsored enterprises	201	12		213
Equity securities:
Restricted	2,537			2,537
Other	139	98	1	236

Total	$115,988	$1,239	$634	$116,593

	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
State and municipals	$25,343	$1,520	$1	$26,862
Mortgage-backed securities:
U.S. Government agencies	78,537	17	399	78,155
U.S. Government-sponsored enterprises	208	12		220
Equity securities:
Restricted	2,537			2,537
Other	139	94	2	231

Total	$106,764	$1,643	$402	$108,005

Net unrealized holding gains and losses on available-for-sale securities are included as a separate component in stockholders’ equity. The Company had net unrealized holding gains of $399, net of deferred income taxes of $206, at March 31, 2010, and $819, net of deferred income taxes of $422, at December 31, 2009.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
The fair value and gross unrealized losses of available-for-sale securities with unrealized losses for which an other-than-temporary impairment has not been recognized at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010	Value	Losses	Value	Losses	Value	Losses
State and municipals	$682	$4			$682	$4
Mortgage-backed securities:
U.S. Government agencies	70,806	629			70,806	629
U.S. Government-sponsored enterprises
Equity securities:
Restricted
Other			$8	$1	8	1

Total	$71,488	$633	$8	$1	$71,496	$634

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
State and municipals	$686	$1			$686	$1
Mortgage-backed securities:
U.S. Government agencies	30,651	399			30,651	399
U.S. Government-sponsored enterprises
Equity securities:
Restricted
Other			$7	$2	7	2

Total	$31,337	$400	$7	$2	$31,344	$402

At March 31, 2010, the Company had 110 investment securities, consisting of 82 tax-exempt state and municipal obligations, 19 mortgage-backed securities, including collateralized mortgage obligations, and two restricted and seven marketable equity securities. There were ten investment securities in an unrealized loss position at March 31, 2010, including eight mortgage-backed securities, one tax-exempt state and municipal obligation and one marketable equity security. The one marketable equity security has been in a continuous unrealized loss position for 12 months or more.
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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Mortgage-backed securities having unrealized losses at March 31, 2010, consisted of obligations of the Government National Mortgage Association (“GNMA”) federal agency bonds which are direct obligations of the U.S. Government. The eight GNMA mortgage-backed securities that were in an unrealized loss position at March 31, 2010, were backed by the full faith and credit of the U.S. Government and thus considered to have no risk of default. The unrealized loss position for these securities were less than 12 months. The unrealized losses at March 31, 2010, are not considered to be other-than-temporary because they were a direct result of interest rate fluctuations, and management does not intend to sell the securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be at maturity.
Tax-exempt state and municipal securities consisted of one insured general obligation bond at March 31, 2010. The duration of the unrealized loss position for the tax-exempt state and municipal security having an unrealized loss at March 31, 2010, was less than 12 months. The insured general obligation has a credit quality rating of “AAA” and is secured by the unlimited taxing power of the issuer and is further safeguarded against default by the unconditional guarantee of an insurance company over the term of the bond to pay the bondholder any principal or interest that is due and is not paid by the issuer on a stated maturity date. Because there has been no material change in the credit quality of the issuer or other events or circumstances that may cause a significant adverse impact on the fair value of this security, and management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the unrealized loss to be an other-than-temporary impairment at March 31, 2010.
Marketable equity securities are held by the Parent Company consisting of common stocks of commercial banks. At March 31, 2010, the market value of common stock held in Wachovia Corporation was below its amortized cost basis of $9. This stock was originally held in Wachovia Corporation, which was acquired by Wells Fargo and Company after the close of business on December 31, 2008. Wells Fargo and Company had a credit rating of “AA” and was categorized as well capitalized under regulatory capital guidelines at March 31, 2010. As a result, the Company does not consider the unrealized loss to be other-than-temporary because it was directly related to the financial weakness of the former issuer. At the current time, management does not intend to sell, and it is more likely than not that management will not have to sell the security as the entire amortized cost basis is expected to be recovered.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2010, is summarized in the table that follows. The distributions are based on contractual maturity with the exception of mortgage-backed securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

		After one	After five
	Within	but within	but within	After
March 31, 2010	one year	five years	ten years	ten years	Total
State and municipals	$2,295	$2,676	$10,733	$4,888	$20,592
Mortgage-backed securities:
U.S. Government agencies	18,831	46,665	27,237	282	93,015
U.S. Government-sponsored enterprises	85	121	7		213

Total	$21,211	$49,462	$37,977	$5,170	$113,820

5. Fair values of financial instruments:
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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009, are summarized below:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
March 31, 2010	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available-for-sale:
State and municipals	$20,592		$20,592
Mortgage-backed securities:
U.S. Government agencies	93,015		93,015
U.S. Government-sponsored enterprises	213		213
Equity securities:
Restricted
Other	236	$236

Total	$114,056	$236	$113,820

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2009	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available-for-sale:
State and municipals	$26,862		$26,862
Mortgage-backed securities:
U.S. Government agencies	78,155		78,155
U.S. Government-sponsored enterprises	220		220
Equity securities:
Restricted
Other	231	$231

Total	$105,468	$231	$105,237

Investment securities available-for-sale reported at fair value using Level 1 inputs include marketable equity securities trading in active exchange markets. The fair value of investment securities available-for-sale utilizing Level 2 inputs include debt securities with prices based on a matrix pricing model. This method for determining fair value is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009, are summarized below:

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
March 31, 2010	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$5,733			$5,733

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2009	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$7,719			$7,719
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $7,794 and a related allowance of $2,061 at March 31, 2010. Impaired loans had a recorded investment of $13,481 and a related allowance of $5,762 at December 31, 2009.
Disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value is required by GAAP. The Company’s assets that were considered financial instruments approximated 94.7 percent of total assets at March 31, 2010, and 95.3 percent of total assets at December 31, 2009. Liabilities that were considered financial instruments approximated 99.7 percent of total liabilities at March 31, 2010, and December 31, 2009. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
Those techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. In many cases, these values cannot be realized in immediate settlement of the instrument. This disclosure does not and is not intended to represent the fair value of the Company.

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
Investment securities available-for-sale: The fair value of marketable equity securities are based on quoted market prices from active exchange markets. The fair value of debt securities are based on pricing from a matrix pricing model. The carrying values of restricted equity securities approximate fair value.
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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
Deposits with stated maturities: The carrying value of adjustable-rate, fixed-term time deposits approximates their fair value at the reporting date. For fixed-rate time deposits, the present value of future cash flows is used to estimate fair value. The discount rates used are the interest rates currently offered in the market for time deposits with similar maturities.
Long-term debt: The fair value of fixed-rate long-term debt is based on the present value of future cash flows. The discount rate used is the current rates offered for long-term debt with the same maturity.
Accrued interest payable: The carrying value of accrued interest payable as reported on the balance sheet approximates fair value.
Off-balance sheet financial instruments: The majority of commitments to extend credit, unused portions of lines of credit and commercial letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at March 31, 2010 and December 31, 2009.
The estimated fair value of financial instruments at March 31, 2010 and December 31, 2009, is summarized as follows:

	March 31, 2010		December 31,2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$42,598	$42,598	$49,278	$49,278
Investment securities available-for-sale	116,593	116,593	108,005	108,005
Loans held for sale, net	811	811	2,016	2,016
Net loans	451,405	456,400	459,482	467,018
Mortgage servicing rights	929	929	893	893
Accrued interest receivable	2,213	2,213	2,122	2,122

Total	$614,549	$619,544	$621,796	$629,332

Financial liabilities:
Deposits without stated maturities	$334,751	$334,751	$338,932	$338,932
Deposits with stated maturities	251,609	259,631	251,851	256,749
Long-term debt	8,000	8,066	8,000	8,066
Accrued interest payable	1,623	1,623	1,296	1,296

Total	$595,983	$604,071	$600,079	$605,043

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)
Forward-Looking Discussion:
Certain statements in this Form 10-Q are forward-looking statements that involve numerous risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:
Local, domestic and international economic and political conditions, and government monetary, regulatory, and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond our control may also adversely affect our future results of operations. Our management team, consisting of the Board of Directors and executive officers, expects that no particular factor will affect the results of operations. The continuation of downward trends in areas such as real estate, construction and business spending, may adversely impact our ability to maintain or increase profitability. Therefore we cannot assure our current levels of income.
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
An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change in the next year relate to the allowance for loan losses, fair value of financial instruments, the valuations of real estate acquired through foreclosure, deferred tax assets and liabilities and intangible assets. Actual amounts could differ from those estimates.
We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions.
The allowance for loan losses account consists of an allocated element and an unallocated element. The allocated element consists of a specific portion for the impairment of loans individually evaluated and a formula portion for the impairment of those loans collectively evaluated. The unallocated element is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using our impairment evaluation methodology due to limitations in the process. In addition, the unallocated element includes amounts in the allowance for loan losses required as a directive from the Federal Reserve Board at December 31, 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
We monitor the adequacy of the allocated portion of the allowance quarterly and adjust the allowance for any deficiencies through normal operations. This ongoing evaluation reduces potential differences between estimates and actual observed losses. In addition, the unallocated portion of the allowance is examined quarterly to ensure that it is consistent with changes in the related criteria that would indicate a need to either increase or decrease it. The determination of the level of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, we cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, resulting in an adverse impact on operating results. We are regulated by the Federal Reserve Board and Pennsylvania Department of Banking and these agencies may require us to make additions to the allowance for loan losses as part of the examination process from time to time.
On May 6, 2010, our Joint Audit Committee concluded, based on the recommendation of management, that our wholly-owned subsidiary, Community Bank should amend its Call Report for the year ended December 31, 2009, based on a directive of the Federal Reserve Board. The regulatory directive required Community Bank to recognize a $7.0 million increase in its allowance for loan losses at December 31, 2009. Concurrently with the decision to amend Community Bank’s Call Report, the Joint Audit Committee determined, based on the recommendation of management, that our consolidated financial statements for the year ended December 31, 2009, should no longer be relied upon and be restated to correct errors in the recognition, measurement, presentation and disclosure of our allowance for loan losses because of the misuse of facts that existed at the time these consolidated financial statements were prepared and in order to assure that the consolidated financial statements presented in the Annual Report on Form 10-K are consistent with those presented in the Call Report. The misuse of facts causing this restatement was the result of a misunderstanding between management and the Federal Reserve Board as to the methodology, i.e., model, to be used by us in determining the estimate for the allowance for loan losses under GAAP. Management was of the opinion that its model used to determine the adequacy of the allowance for loan losses was in accordance with the applicable supervisory guidance as provided by the Federal Reserve Board in 2009 and GAAP. Management was informed on May 5, 2010, by the Federal Reserve Board that we did not comply with the supervisory guidance, and, therefore, must restate our Call Report at December 31, 2009.
Fair values of financial instruments, in cases where quoted market prices are not available, are based on estimates using present value or other valuation techniques which are subject to change.
Real estate acquired in connection with foreclosures or in satisfaction of loans is adjusted to fair value based upon current estimates derived through independent appraisals less cost to sell. However, proceeds realized from sales may ultimately be higher or lower than those estimates.

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
For a further discussion of our critical account policies, refer to the note entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2009. This note lists the significant accounting policies used by management in the development and presentation of our financial statements. This Management’s Discussion and Analysis, the Notes to the Consolidated Financial Statements, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and evaluation of our financial position, results of operations and cash flows.
Operating Environment:
The United States economy continued to improve in the first quarter of 2010. The gross domestic product, the value of all goods and services produced in the Nation rose at a seasonally-adjusted annual rate of 3.2 percent in the first quarter of 2010 after advancing 5.6 percent in the fourth quarter of 2009. Consumer spending rose 3.6 percent in the first quarter, while business investment advanced 4.1 percent. In addition, the labor market began showing signs of stabilizing. Despite an increase in the unemployment rate for the Nation to 9.9 percent in April 2010, the labor market is beginning to show signs of strengthening. Total nonfarm employment rose by 290,000 in April 2010, which pushed the total expansion in nonfarm employment to 573,000 jobs since year-end 2009. The majority of the job growth was in the private sector, with most major sectors, including manufacturing, reporting sizable gains. Although economic conditions improved, the Federal Open Market Committee (“FOMC”) voted to keep the target range for the federal funds rate unchanged at 0.00 percent to 0.25 percent during the first quarter of 2010 and indicated that low resource utilization and subdued inflation would likely warrant such an accommodative stance for some time.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Review of Financial Position:
Total assets equaled $648.6 million at March 31, 2010, a decrease of $3.6 million from $652.2 million at December 31, 2009. Subdued loan demand resulted in a decrease of $10.6 million in loans, net of unearned income, to $466.3 million at the close of the first quarter from $476.9 million at the end of 2009. Cyclical deposit trends of our school district and municipal customers caused a $4.4 million decrease in total deposits to $586.4 million at the end of the first quarter of 2010, from $590.8 million at the end of 2009. Available-for-sale investment securities increased $8.6 million, while federal funds sold rose $8.5 million, from December 31, 2009. Stockholders’ equity increased $0.8 million to $51.1 million at the end of the first quarter of 2010, from $50.3 million at December 31, 2009.
Investment Portfolio:
At March 31, 2010, our investment portfolio consisted primarily of short-term U.S. Government agency mortgage-backed securities, which provide a source of liquidity, and intermediate-term, tax-exempt state and municipal obligations, which we use to mitigate our tax burden.
The carrying values of the major classifications of available-for-sale securities as they relate to the total investment portfolio at March 31, 2010, and December 31, 2009, are summarized as follows:
Distribution of investment securities available-for-sale

	March 31,		December 31,
	2010		2009
	Amount	%	Amount	%
State and municipals	$20,592	17.66%	$26,862	24.87%
Mortgage-backed securities:
U.S. Government	93,015	79.78	78,155	72.36
U.S. Government-sponsored	213	0.18	220	0.21
Equity securities:
Restricted	2,537	2.18	2,537	2.35
Other	236	0.20	231	0.21

Total	$116,593	100.00%	$108,005	100.00%

Investment securities totaled $116.6 million at March 31, 2010, an increase of $8.6 million from $108.0 million at December 31, 2009. Due to subdued loan demand, the investment portfolio played a more prominent role in the composition of our earning assets. As a percentage of earning assets, investments securities equaled 18.9 percent at the close of the first quarter compared to 17.6 percent at year-end 2009. The unrealized holding gain equaled $399, net of income taxes of $206 at March 31, 2010, compared to $819, net of income taxes of $422 at the end of 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the three months ended March 31, we received proceeds from the sale of available-for-sale investment securities of $6.2 million in 2010 and $4.3 million in 2009. The securities sold in 2010 and 2009 were comprised entirely of intermediate-term, tax-exempt state and municipal obligations. These securities were sold as part of alternative minimum tax planning strategies. Net gains recognized on the sale of available-for-sale investment securities in the first quarter totaled $361 in 2010 and $114 in 2009.
For the three months ended March 31, 2010, the investment portfolio averaged $114.5 million, an increase of $36.4 million compared to $78.1 million for the same three months of 2009. The tax-equivalent yield on our investment portfolio declined 188 basis points to 4.21 percent for the first quarter of 2010 compared to 6.09 percent for the same quarter last year.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at March 31, 2010, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Maturity distribution of available-for-sale portfolio

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
March 31, 2010	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Amortized cost:
State and municipals	$2,253	7.66%	$2,592	7.90%	$9,941	7.37%	$4,756	7.04%	$19,542	7.39%
Mortgage-backed securities:
U.S. Government	18,957	3.30	46,900	3.14	27,430	3.49	282	4.11	93,569	3.28
U.S. Government-sponsored	80	6.83	114	6.71	7	6.62			201	6.75
Equity securities:
Restricted							2,537	0.26	2,537	0.26
Other							139	1.27	139	1.27

Total	$21,290	3.77%	$49,606	3.40%	$37,378	4.52%	$7,714	4.60%	$115,988	3.91%

Fair value:
State and municipals	$2,295		$2,676		$10,733		$4,888		$20,592
Mortgage-backed securities:
U.S. Government	18,831		46,665		27,237		282		93,015
U.S. Government-sponsored	85		121		7				213
Equity securities:
Restricted							2,537		2,537
Other							236		236

Total	$21,211		$49,462		$37,977		$7,943		$116,593

Loan Portfolio:
According to the minutes of the March 2010, FOMC meeting, economic activity strengthened during recent months. Business spending increased 4.1 percent in the first quarter of 2010, which resulted primarily from a 13.4 percent increase in spending on equipment and software. Despite the increase in spending within the corporate sector, commercial and industrial loans at all commercial banks throughout the United States contracted $84.5 billion or at an annualized rate of 25.5 percent from the end of 2009. With regard to our loan portfolio, business loans, including commercial loans, commercial mortgages, commercial construction and land development loans and lease financing, decreased $7.5 million to $330.1 million at March 31, 2010, from $337.6 million at December 31, 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Low mortgage rates, coupled with federal tax credits for first time homebuyers, led to a 6.8 percent increase in existing homes sales in March 2010. The rate for a 30-year, fixed-rate mortgage in the United States was 4.97 percent at March 31, 2010, compared to 5.00 percent one year earlier. In addition, home prices appear to be stabilizing. The median price of an existing home rose 0.4 percent in March. Despite the slight upturn in the housing market, residential mortgage lending in the banking industry decreased in the first quarter, as evidenced by a $102.2 billion or 10.9 percent annualized decrease in real estate loans for all commercial banks from the end of 2009.
Due to favorable mortgage rates, activity in our secondary mortgage department was strong during the first quarter of 2010. Residential mortgage loans serviced for the Federal National Mortgage Association (“FNMA”) increased $5.9 million or at an annual rate of 15.8 percent to $157.8 million at the end of the first quarter of 2010 from $151.9 million at the end of 2009. In comparison, for the first quarter of 2009, residential mortgage loans serviced for the FNMA increased at an annualized rate of 23.1 percent. For the three months ended March 31, residential mortgages sold to the FNMA totaled $10.1 million in 2010 compared to $20.9 million in 2009. Net gains realized on the sale of residential mortgages totaled $250 for the first quarter of 2010, compared to $424 for the same quarter last year. With regard to our portfolio mortgages, we experienced a decrease of $2.2 million in residential mortgage loans, including residential construction mortgages, to $107.7 million at March 31, 2010, from $109.9 million at December 31, 2009.
Consumer spending throughout the United States rose 3.6 percent during the first quarter of 2010, which resulted primarily from an 11.3 percent increase in spending for durable goods. In addition, first quarter spending on non-durables and services increased 3.9 percent and 2.4 percent. Despite these improvements, our consumer loans decreased $0.9 million or 3.3 percent from the end of 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Average loans decreased $42.2 million or 8.2 percent to $474.3 million for the quarter ended March 31, 2010, from $516.5 million for the same quarter of 2009. The majority of the reduction was in tax-exempt loans of local municipalities, which declined $37.1 million or 54.1 percent comparing the first quarters of 2010 and 2009. Several tax and revenue anticipation notes, which were outstanding in the first quarter of 2009, matured on December 31, 2009, and were not renewed. Due to the sustained low interest rate environment and high levels of nonaccrual loans, the tax-equivalent yield on our loan portfolio decreased 36 basis points to 5.50 percent for the first quarter of 2010 compared to 5.86 percent for the same quarter of 2009. The FOMC has indicated that interest rates will remain at extremely low levels for some time. As a result, we expect loan yields to remain low.
The composition of the loan portfolio at March 31, 2010, and December 31, 2009, is summarized as follows:
Distribution of loan portfolio

	March 31,		December 31,
	2010		2009
	Amount	%	Amount	%
Commercial, financial and others	$152,515	32.71%	$160,945	33.75%
Real estate:
Construction	18,624	3.99	23,195	4.86
Residential	103,904	22.28	104,925	22.00
Commercial	159,702	34.25	155,269	32.55
Consumer, net	28,475	6.11	29,447	6.18
Lease financing, net	3,076	0.66	3,163	0.66

Loans, net of unearned income	466,296	100.00%	476,944	100.00%

Less: allowance for loan losses	14,891		17,462

Net loans	$451,405		$459,482

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. For the first quarter of 2010 market interest rates remained at historically low levels. According to their recent statement, the FOMC anticipates that economic conditions will warrant these exceptionally low rates for the majority of 2010. Despite this short-term interest rate forecast, the risk of rising rates in the future caused us to employ an Asset/Liability management strategy for 2010 which focuses on restoring balance to our IRR. Accordingly, we place emphasis on originating loans with shorter repricing terms. Adjustable-rate loans represented 57.8 percent of the loan portfolio at March 31, 2010, compared to 56.2 percent at the end of 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity and sensitivity information of the loan portfolio to changes in interest rates by major classification at March 31, 2010, is summarized as follows:
Maturity distribution and interest sensitivity of loan portfolio

		After one
	Within	but within	After
March 31, 2010	one year	five years	five years	Total
Maturity schedule:
Commercial, financial and others	$67,343	$45,846	$39,326	$152,515
Real estate:
Construction	13,895	1,635	3,094	18,624
Residential	15,038	47,811	41,055	103,904
Commercial	22,088	61,445	76,169	159,702
Consumer, net	3,861	20,057	4,557	28,475
Lease financing, net	616	2,460		3,076

Total	$122,841	$179,254	$164,201	$466,296

Sensitivity schedule:
Predetermined interest rates	$43,569	$98,401	$54,885	$196,855
Floating or adjustable interest rates	79,272	80,853	109,316	269,441

Total	$122,841	$179,254	$164,201	$466,296

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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Commercial letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all commercial letters of credit have expiration dates within one year and often expire unused in whole or in part by the customer. The carrying value of the liability for our obligations under guarantees was not material at March 31, 2010 and December 31, 2009.
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
The contractual amounts of off-balance sheet commitments at March 31, 2010 and December 31, 2009, are summarized as follows:
Distribution of off-balance sheet commitments

	March 31,	December 31,
	2010	2009
Commitments to extend credit	$76,278	$81,945
Unused portions of lines of credit	24,846	24,723
Commercial letters of credit	20,371	20,982

Total	$121,495	$127,650

We record an allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at March 31, 2010 and December 31, 2009. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Asset Quality:
As a result of significant deterioration in asset quality over the previous two years, we initiated several remedial steps to our asset quality in the latter part of 2009. These steps included:
•	Hiring an independent loan review company to assist and advise us with our credit risk management practices;
•
Enhancing the oversight and workout of classified assets by hiring an in-house attorney to expedite the process of loan foreclosures and redeploying existing staff to the workout and loan review functions;

•	Initiating the formation of a problem loan committee for the purpose of monitoring the status of problem assets and devising action plans for the timely workout or liquidation of assets;
•	Overhauling the appraisal process by requiring new appraisals on all impaired loans subject to evaluation under FASB ASC 310, “Receivables,” and any loan that is delinquent over 60 days; and
•	Tightening underwriting standards to ensure a more rigorous review of potential loans and more conservative lending standards.
Nonperforming assets decreased $2,507 to $25,653 at March 31, 2010, from $28,160 at December 31, 2009. The ratio of nonperforming assets to loans, net of unearned income, and foreclosed assets equaled 5.43 percent at March 31, 2010 and 5.86 percent at December 31, 2009. The improvement resulted from decreases of $1,713 in nonaccrual loans, $2,322 in restructured loans and $1,242 in loans past due 90 days or more, partially offset by an increase of $2,770 in foreclosed assets.
During the first quarter of 2010, two properties with an aggregate fair value less cost to sell of $3,020 were transferred into foreclosed assets. One property with a carrying value of $250 was sold for $242, resulting in a realized loss of $8 during the three months ended March 31, 2010. At March 31, 2010, there were nine properties with an aggregate fair value less cost to sell of $5,979 in foreclosed assets.
We anticipate economic conditions in our local market area to remain stable for the remainder of 2010. However, should economic conditions weaken, borrowers’ ability to make timely loan payments could be further hindered. The possibility exists that these levels could deteriorate should this occur.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning nonperforming assets at March 31, 2010, and December 31, 2009, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers’ ability to comply with present loan repayment terms.
Distribution of nonperforming assets

	March 31,	December 31,
	2010	2009
Nonaccrual loans:
Commercial, financial and others	$3,333	$7,438
Real estate:
Construction	5,893	4,532
Residential	1,666	1,797
Commercial	6,293	5,196
Consumer, net	117	52
Lease financing, net

Total nonaccrual loans	17,302	19,015

Restructured loans:
Commercial, financial and others	1,346	1,777
Real estate:
Construction
Residential	278
Commercial	356	2,525
Consumer, net
Lease financing, net

Total restructured loans	1,980	4,302

Accruing loans past due 90 days or more:
Commercial, financial and others	105	263
Real estate:
Construction
Residential	41	603
Commercial		469
Consumer, net	39	134
Lease financing, net	207	165

Total accruing loans past due 90 days or more	392	1,634

Total nonperforming loans	19,674	24,951

Foreclosed assets	5,979	3,209

Total nonperforming assets	$25,653	$28,160

Ratios:
Nonperforming loans as a percentage of loans, net	4.22%	5.23%
Nonperforming assets as a percentage of loans, net, and foreclosed assets	5.43%	5.86%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council Interagency Policy Statement, as amended, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB ASC 310, “Receivables,” for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, “Contingencies,” for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.
We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our loan review department identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter. We use loss experience from the most recent rolling eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. We place higher weight on the latest four quarters to place emphasis on the current periods compared to the previous four quarters in arriving at historical loss factors. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions to assure directional consistency of the provision for loan losses and allowance for loan loss account.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning impaired loans at March 31, 2010, and December 31, 2009, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.
Distribution of impaired loans

	March 31,	December 31,
	2010	2009
Nonaccrual loans:
Commercial, financial and others	$3,333	$7,438
Real estate:
Construction	5,893	4,532
Residential	1,666	1,797
Commercial	6,293	5,196
Consumer, net	117	52
Lease financing, net

Total nonaccrual loans	17,302	19,015

Accruing loans:
Commercial, financial and others	2,088	3,400
Real estate:
Construction
Residential	278	55
Commercial	1,890	5,198
Consumer, net
Lease financing, net

Total accruing loans	4,256	8,653

Total impaired loans	$21,558	$27,668

Ratio:
Impaired loans as a percentage of loans, net	4.62%	5.80%
Impaired loans decreased $6,110 or 22.1 percent to $21,558 at March 31, 2010, from $27,668 at December 31, 2009. Impaired loans, as a percentage of loans, net of unearned income, improved to 4.62 percent at the close of the first quarter of 2010 from 5.80 percent at the end of 2009. Nonaccrual loans decreased $1,713, while impaired accruing loans declined $4,397. The majority of the improvement in impaired loans was concentrated in the commercial, financial and other loans and commercial real estate.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information related to the recorded investment in impaired loans for which there is a related allowance and the amount of that allowance and the recorded investment in impaired loans for which there is no allowance at March 31, 2010 and December 31, 2009, is summarized as follows:

	March 31, 2010		December 31, 2009
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Impaired loans:
With a related allowance	$7,794	$2,061	$13,481	$5,762
With no related allowance	13,764		14,187

Total	$21,558	$2,061	$27,668	$5,762

Interest income on impaired loans that would have been recognized had the loans been current, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three months ended March 31, 2010 and 2009, are summarized as follows:

Three Months Ended March 31	2010	2009
Gross interest due under terms	$425	$537
Interest income recognized	183	260

Interest income not recognized	$242	$277

Interest income recognized (cash-basis)	$259	$192

Average recorded investment in impaired loans	$28,790	$32,662
For the three months ended March 31, cash received on impaired loans applied as a reduction of principal totaled $348 in 2010 and $2,316 in 2009. At March 31, 2010, we had a $887 commitment to one commercial customer with impaired loans.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allocation of the allowance for loan losses at March 31, 2010 and December 31, 2009, is summarized as follows:
Allocation of the allowance for loan losses

	March 31, 2010		December 31, 2009
		Category		Category
		as a		as a
		% of		% of
	Amount	loans	Amount	loans
Allocated allowance:
Specific:
Commercial, financial and others	$697	1.16%	$3,679	2.27%
Real estate:
Construction	685	1.26	1,002	0.95
Residential	168	0.42	265	0.39
Commercial	442	1.76	812	2.18
Consumer, net	69	0.03	4	0.01
Lease financing, net

Total specific	2,061	4.63	5,762	5.80

Formula:
Commercial, financial and others	4,128	31.55	1,024	31.48
Real estate:
Construction	1,586	2.73	1,645	3.91
Residential	97	21.86	103	21.61
Commercial	3,048	32.49	1,413	30.37
Consumer, net	250	6.08	184	6.17
Lease financing, net	12	0.66	12	0.66

Total formula	9,121	95.37	4,381	94.20

Total allocated allowance	11,182	100.00%	10,143	100.00%

Unallocated allowance	3,709		7,319

Total allowance for loan losses	$14,891		$17,462

The allocated element of the allowance for loan losses account was $11,182 at March 31, 2010, an increase of $1,039 from $10,143 at December 31, 2009. The change from year-end primarily resulted from a $4,740 increase in the formula portion of the allowance for impairment of loans collectively evaluated under FASB ASC 450, partially offset by a reduction of $3,701 in the specific portion for loans individually evaluated for impairment under FASB ASC 310. Specifically, the total loss factors for collectively evaluated commercial, financial and other loans and commercial real estate loans increased from year-end 2009 due to a higher amount of average net charge-offs for the past eight consecutive quarters.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The unallocated portion of the allowance for loan losses equaled $3,709 at the end of the first quarter of 2010, which we believe is sufficient to cover any inherent losses in the loan portfolio that have not been identified as part of the allocated allowance using our impairment methodology.
The coverage ratio, the allowance for loan losses account, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio equaled 0.76 percent at March 31, 2010, an improvement from 0.70 percent at December 31, 2009.
A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the quarter ended March 31, 2010, is summarized as follows:
Reconciliation of allowance for loan losses

March 31,
2010
Allowance for loan losses at beginning of period	$17,462
Loans charged-off:
Commercial, financial and others	2,691
Real estate:
Construction	525
Residential
Commercial	332
Consumer, net	43
Lease financing, net

Total	3,591

Loans recovered:
Commercial, financial and others	12
Real estate:
Construction
Residential	1
Commercial
Consumer, net	7
Lease financing, net

Total	20

Net loans charged-off	3,571

Provision charged to operating expense	1,000

Allowance for loan losses at end of period	$14,891

Ratios:
Net loans charged-off as a percentage of average loans outstanding	3.05%
Allowance for loan losses as a percentage of period end loans	3.19%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allowance for loan losses account equaled $14,891 or 3.19 percent of loans, net of unearned income, at March 31, 2010, compared to $17,462 or 3.65 percent at year-end 2009. Net charge-offs of $3,571 exceed the provision for loan losses of $1,000, which resulted in the $2,571 decrease in the allowance for loan losses account.
Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Loans charged-off, net of recoveries, for the first quarter amounted to $3,571 in 2010 and $294 in 2009. As a percentage of average loans outstanding, net charge-offs equaled 3.05 percent for the first quarter of 2010 and 0.23 percent for the first quarter of 2009. The $3.6 million of loans charged-off in the first quarter of 2010 reflected the recognition of confirmed losses as a result of receiving new information in the first quarter of 2010 on certain loans having unconfirmed loss allocations in accordance with FASB ASC 310 at December 31, 2009. Generally, at December 31, 2009, these losses were included in the allocated element as being reserved for loans individually evaluated and measured for impairment under FASB ASC 310.
Deposits:
Employment conditions and the housing market showed signs of stabilizing in the first quarter of 2010. In addition, consumers’ wealth appreciated somewhat as equity markets advanced in the first three months of 2010. Moreover, disposable personal income increased 1.5 percent in the first quarter of 2010. As a result, consumers increased their spending and cutback on their saving. For the first quarter of 2010, consumer spending advanced 3.6 percent, compared to 1.6 percent in the fourth quarter of 2009. Conversely, the personal savings rate was 3.1 percent in the first quarter of 2010, compared to 3.9 percent in the final quarter of 2009.
We experienced a $4.4 million decrease in total deposits to $586.4 million at March 31, 2010, from $590.8 million at December 31, 2009. A $2.7 million increase in noninterest-bearing deposits was more than offset by a $7.1 million decrease in interest-bearing deposits. Historically, during the first quarter of each year, our deposits are influenced by the cyclical deposits trends of certain business and municipal customers. Interest-bearing transaction accounts decreased $6.9 million due to these trends, as certain larger-account balances vary due to timing of tax receipts and disbursements and government contracts. In addition, we experienced a reduction in total time deposits of $0.2 million.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average amount of, and the rate paid on, the major classifications of deposits for the quarters ended March 31, 2010 and 2009, are summarized as follows:
Deposit distribution

	March 31,		March 31,
	2010		2009
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$36,972	1.00%	$28,352	0.83%
NOW accounts	99,544	1.56	76,743	1.62
Savings accounts	108,154	0.46	100,659	0.49
Time deposits less than $100	160,570	3.11	168,255	3.48
Time deposits $100 or more	92,472	2.65	75,233	3.78

Total interest-bearing	497,712	1.98%	449,242	2.38%
Noninterest-bearing	86,711		79,997

Total deposits	$584,423		$529,239

For the three months ended March 31, total deposits averaged $584.4 million in 2010, an increase of $55.2 million or 10.4 percent compared to $529.2 million in 2009. Interest-bearing deposits rose $48.5 million, while noninterest-bearing deposits grew $6.7 million. Interest-bearing transaction accounts, including money market, NOW and savings accounts, averaged $38.9 million higher, while total time deposits grew $9.6 million. Market interest rates are at historically low levels. The 3-month U.S. Treasury rate declined 6 basis points to 0.15 percent at March 31, 2010, from 0.21 percent at March 31, 2009. In addition, given the prolonged length of time interest rates remained at historically low levels, management reduced the standard rate paid for interest-bearing transaction accounts 10 basis points to 0.15 percent from 0.25 percent. Furthermore, promotional gas lease certificates of deposit were renewed at lower market rates. As a result, our cost of deposits for the first quarter decreased 40 basis points to 1.98 percent in 2010 from 2.38 percent in 2009. The FOMC has indicated that it will keep interest rates at these low levels for some time. We anticipate our funding costs to remain favorable for the remainder of 2010. However, should competition within our market area intensify, our cost of funds could be negatively impacted.
Volatile deposits, time deposits in denominations of $100 or more, increased $19.0 million to $92.5 million at March 31, 2010, from $73.5 million at March 31, 2009. These deposits averaged $92.5 million in 2010, an increase of $17.3 million or 23.0 percent from an average of $75.2 million in 2009. Due to the decline in market interest rates, the average cost of large denomination time deposits declined 113 basis points to 2.65 percent for the first three months of 2010 from 3.78 percent for the same three months of last year.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Maturities of time deposits $100 or more at March 31, 2010, and December 31, 2009, are summarized as follows:
Maturity distribution of time deposits of $100 or more

	March 31,	December 31,
	2010	2009
Within three months	$30,927	$13,860
After three months but within six months	27,545	31,501
After six months but within twelve months	15,287	22,289
After twelve months	18,741	21,287

Total	$92,500	$88,937

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
Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
March 31, 2010	three months	twelve months	five years	five years	Total
Rate-sensitive assets:
Investment securities	$7,111	$14,100	$49,462	$45,920	$116,593
Loans held for sale, net	811				811
Loans, net of unearned income	126,317	69,618	213,180	57,181	466,296
Federal funds sold	33,800				33,800

Total	$168,039	$83,718	$262,642	$103,101	$617,500

Rate-sensitive liabilities:
Money market accounts	$25,931	$8,714			$34,645
NOW accounts	80,248	18,629			98,877
Savings accounts	5,358		$104,872		110,230
Time deposits less than $100	29,356	47,749	70,170	$11,834	159,109
Time deposits $100 or more	30,927	42,832	17,592	1,149	92,500
Long-term debt				8,000	8,000

Total	$171,820	$117,924	$192,634	$20,983	$503,361

Rate-sensitivity gap:
Period	$(3,781)	$(34,206)	$70,008	$82,118
Cumulative	$(3,781)	$(37,987)	$32,021	$114,139	$114,139

RSA/RSL ratio:
Period	0.98	0.71	1.36	4.91
Cumulative	0.98	0.87	1.07	1.23	1.23
At March 31, 2010, we had a cumulative one-year RSA/RSL ratio of 0.87, compared to a RSA/RSL ratio of 0.82 at December 31, 2009. Given the current rate environment, our asset liability strategy for 2010 will focus on restoring equilibrium to rate sensitive assets and liabilities. Specifically, with regard to rate sensitive assets, we will stress shorter repricing terms for new loan originations. In addition, we will offer preferential rates on longer-term certificates of deposits, including 60-, 72- and 90-month maturities. A more balanced IRR position will allow us to appropriately shift our strategy should interest rates begin to rise. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Specifically, the increase in our RSA/RSL ratio resulted from a $10.0 million or 4.1 percent increase in RSA, coupled with a $5.9 million or 2.0 percent decrease in RSL maturing or repricing within one year. The increase in RSA resulted from increases of $8.5 million in federal funds sold and $3.7 million in investment securities, partially offset by a combined $2.2 million reduction in loans, net of unearned income, and loans held for sale, net. With regard to RSL, we experienced an $8.2 million decrease in interest-bearing transaction accounts, which include money market, NOW and savings accounts. This decline was caused primarily by cyclical changes in the deposit accounts of our municipal and school district accounts that rely on tax monies and government support for their funding. Partially offsetting this decrease was a $2.3 million increase in total time deposits maturing or repricing within 12 months.
Our three-month ratio was 0.98 at March 31, 2010, compared to 1.02 at the end of 2009. The decrease in the three-month ratio resulted primarily from a $15.3 million increase in RSL, partially offset by a $9.0 million increase in RSA. The increase in RSL resulted primarily from a $22.0 million increase in total time deposits maturing or repricing within three months, partially offset by a $6.7 million reduction in interest-bearing transaction accounts. With regard to RSA, similar to the 12-month ratio, the $8.5 million increase in federal funds sold was the primary factor causing the overall increase in RSA maturing or repricing within three months.
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
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. According to the most recent model results, instantaneous and parallel shifts in general market rates of plus 100 basis points would cause a slight decrease in net interest income for the 12 months ended March 31, 2011. Model results under a minus 100 basis points scenario were not meaningful, as the majority of short-term general markets rates are already near zero.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
We will continue to monitor our IRR position in 2010 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to promote a favorable IRR position.
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
Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
On February 19, 2010, the Board of Directors of Community Bank adopted a Contingency Funding Plan to address liquidity in the event of a funding crisis. Examples of some of the causes of a liquidity crisis include, among others, natural disasters, war, events causing reputational harm and severe and prolonged asset quality problems. The Plan recognizes the need to provide alternative funding sources in times of crisis that go beyond our core deposit base. As a result, we have created a funding program that ensures the availability of various alternative wholesale funding sources that can be used whenever appropriate. Identified alternative funding sources include:
•	FHLB-Pgh liquidity contingency line of credit;
•	Federal Reserve Bank discount window;
•	Internet certificates of deposit;
•	Brokered deposits;
•	Institutional Deposit Corporation deposits;
•	Repurchase agreements; and
•	Federal funds purchased.
Based on our liquidity position at March 31, 2010, we do not anticipate the need to utilize any of these sources in the near term.
We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after March 31, 2011. Our noncore funds at March 31, 2010, consisted of time deposits in denominations of $100 or more. Time deposits in denominations of $100 or more are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2010, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 7.2 percent. Similarly, our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 3.6 percent at the end of the first quarter of 2010. These ratios indicate that we had some reliance on noncore funds at March 31, 2010. Comparatively, our ratios improved from year-end 2009 indicating our reliance on noncore funds had decreased. The decrease in noncore funding reliance resulted primarily from an increase in federal funds sold.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold. For the three months end March 31, cash and cash equivalents decreased $6.7 million in 2010 and $11.3 million in 2009. For the three months ended March 31, 2010, net cash outflows from investing and financing activities more than offset a net cash inflow from operating activities.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Primary investing activities involve transactions related to our lending activities and investment securities. Due to a decline in demand for our loan products, our investment portfolio continues to play a more prominent role in the composition of our balance sheet. Net cash used in investing activities for the first quarter totaled $5.1 million in 2010 and $17.6 million in 2009. The $5.1 million of cash used in 2010 resulted primarily from $19.8 million in purchases of investment securities. Partially offsetting the purchases, were proceeds received from sales and repayments of available-for-sale investment securities totaling $10.6 million. In addition, a net decrease in lending activities provided net cash of $4.0 million. Comparatively, in the first quarter of 2009, we used $23.2 million in net cash for lending activities.
Operating activities provided net cash of $3.0 million for the first three months of 2010, compared to $1.1 million for the same period of 2009. Net income, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses, and net changes in current assets, is the primary source of funds from operations.
Deposit gathering is our predominant financing activity. We used $4.6 million in net cash for financing activities for the first three months of 2010. Comparatively in 2009, we received net cash of $5.2 million from financing activities. Cyclical trends usually cause a decrease in deposits during the first quarter. Total deposits decreased during the first quarter of 2010, resulting in a net cash outflow of $4.4 million. However, this decrease was not as severe as the previous year when these cyclical trends caused a $21.4 million reduction in total deposits.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Capital Adequacy:
We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-weighted assets ratio of 4.0 percent and a total capital to risk-weighted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2010 and 2009. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required implementation of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Our and Community Bank’s capital ratios at March 31, 2010 and 2009, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Act of 1991 are summarized as follows:
Regulatory capital

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
March 31	2010	2009	2010	2009	2010	2009
Basis for ratios:
Tier I capital to risk-weighted assets:
Consolidated	$50,269	$56,686	$19,977	$20,935
Community Bank	44,672	51,379	19,749	20,798	$29,624	$31,197
Total capital to risk-weighted assets:
Consolidated	64,620	62,217	39,953	41,871
Community Bank	58,952	56,910	39,498	41,596	49,373	51,995
Tier I capital to total average assets less intangibles assets:
Consolidated	50,269	56,686	25,983	24,917
Community Bank	44,672	51,379	$25,616	$24,771	$32,020	$30,963

Risk-weighted assets:
Consolidated	482,374	509,637
Community Bank	476,683	506,201
Risk-weighted off-balance sheet items:
Consolidated	17,044	13,749
Community Bank	17,044	13,749
Average assets for Leverage ratio:
Consolidated	646,820	622,935
Community Bank	$640,395	$619,267

Ratios:
Tier I capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	10.1%	10.8%	4.0%	4.0%
Community Bank	9.0	9.9	4.0	4.0	6.0%	6.0%
Total of Tier I and Tier II capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	12.9	11.9	8.0	8.0
Community Bank	11.9	10.9	8.0	8.0	10.0	10.0
Tier I capital as a percentage of total average assets less intangibles assets:
Consolidated	7.8	9.1	4.0	4.0
Community Bank	7.0%	8.3%	4.0%	4.0%	5.0%	5.0%
At March 31, 2010, we reported a Tier I capital, Total capital and Leverage ratios of 10.1 percent, 12.9 percent and 7.8 percent. In addition, Community Bank reported Tier I capital, Total capital and Leverage ratios of 9.0 percent, 11.9 percent and 7.0 percent. Community Bank continued to exceed the requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action at the close of the first quarter of 2010.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Stockholders’ equity equaled $51.1 million or $29.66 per share at March 31, 2010, an increase of $0.8 million compared to $50.3 million or $29.25 per share at December 31, 2009. Net income of $1,150 was the primary factor leading to the increase in capital. We also experienced a $420 other comprehensive loss resulting from market value fluctuations on available-for-sale investment securities.
We did not declare or pay any dividends for the three months ended March 31, 2010. Our ability to declare and pay dividends is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary Community Bank, for payment of dividends to stockholders. Community Bank’s ability to pay dividends is subject to federal and state regulations. On March 1, 2010, management received notification from the Federal Reserve Board recommending that we and Community Bank not declare or pay a dividend for the first quarter of 2010. Moreover, this notification requires us and Community Bank to inform the Federal Reserve Board prior to declaring future dividends.
We have a dividend reinvestment plan which allows stockholders to automatically reinvest their dividends in shares of our common stock. We did declare and pay a dividend for the fourth quarter of 2009. During the first quarter of 2010, 1,916 shares were issued under this plan relative to the fourth quarter of 2009 dividend.
Review of Financial Performance:
We reported net income of $1,150 or $0.67 per share for the three months ended March 31, 2010. In comparison for the same period of 2009, we reported net income of $1,775 or $1.03 per share. The first quarter earnings decrease resulted primarily from reductions in net interest income and noninterest income, coupled with an increase in the provision for loan losses. Return on average assets and return on average equity equaled 0.72 percent and 9.16 percent for the three months ended March 31, 2010, compared to 1.15 percent and 12.30 percent for the same three months of 2009.

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
Net interest income changes due to rate and volume

	March 31,
	2010 vs. 2009
	Increase (decrease)
	attributable to
	Total
	Change	Rate	Volume
Interest income:
Loans:
Taxable	$(507)	$(435)	$(72)
Tax-exempt	(521)	51	(572)
Investments:
Taxable	371	(98)	469
Tax-exempt	(356)	(3)	(353)
Federal funds sold	7	(2)	9

Total interest income	(1,006)	(487)	(519)

Interest expense:
Money market accounts	33	13	20
NOW accounts	76	(11)	87
Savings accounts	2	(7)	9
Time deposits less than $100	(214)	(150)	(64)
Time deposits $100 or more	(97)	(237)	140
Short-term borrowings	(56)	(5)	(51)
Long-term debt	160		160

Total interest expense	(96)	(397)	301

Net interest income	$(910)	$(90)	$(820)

For the three months ended March 31, tax-equivalent net interest income decreased $910 or 15.3 percent to $5,033 in 2010 from $5,943 in 2009. The reduction resulted primarily from an unfavorable volume variance of $820.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the three months ended March 31, average earning assets grew $22.5 million or 3.8 percent to $617.9 million in 2010 from $595.4 million in 2009. Despite the growth in earning assets, we experienced a $519 reduction in tax-equivalent interest revenue, due for the most part to a $42.2 million or 8.2 percent decrease in average loans. Average tax-exempt loans decreased $37.1 million, while taxable loans declined $5.1 million. With regard to tax-exempt loans, several large tax anticipation notes of local municipalities, which were outstanding in the first quarter, matured at the end of 2009, causing a $572 decrease in tax-equivalent interest revenue. We chose to not aggressively compete for tax exempt loans for 2010 in anticipation of the higher level of tax credits available through our investments in limited partnership interests. The maturities and repayments received from loans were reinvested in lower-yielding assets. For the first quarter, average investments grew $36.4 million to $114.5 million in 2010 from $78.1 million 2009. Taxable investments grew $55.6 million, while tax-exempt investments declined $19.2 million, resulting in additional tax-equivalent interest revenue of $116. Federal funds sold averaged $29.1 million for the three months ended March 31, 2010, compared to $0.8 million for the same three months of 2009. The significant increase resulted in additional interest revenue of only $9, as the federal funds target rate remained at a historical low level.
Average interest-bearing liabilities increased $24.7 million or 5.1 percent to $505.7 million in 2010 from $481.0 million in 2009, which resulted in additional interest expense of $301. Specifically, average interest-bearing transaction accounts, which include money market, NOW accounts and savings accounts, grew $38.9 million and together caused interest expense to increase $116. Average total time deposits increased $9.5 million, which resulted in an increase in interest expense of $76. Long-term debt averaged $8.0 million and resulted in an increase in interest expense of $160. Partially offsetting these increases, was a decrease in average short-term borrowings of $31.7 million comparing the three months ended March 31, 2010 and 2009, which resulted in a reduction in interest expense of $51.
In addition to the unfavorable volume variance, a negative rate variance caused a decrease in tax-equivalent net interest income of $90. Reductions in loan and investment yields, coupled with an elevated level of nonaccrual loans more than offset a decrease in funding costs. The tax-equivalent yield on earning assets decreased 87 basis points to 5.01 percent for the three months ended March 31, 2010, from 5.88 percent for the same period of 2009, and resulted in a reduction in interest revenue of $487. Specifically, the tax-equivalent yield on the loan portfolio decreased 36 basis points, while the tax-equivalent yield on the investment portfolio declined 188 basis points comparing the first quarter of 2010 and 2009. These reductions in yield led to declines in tax-equivalent interest income of $384 and $101.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The reduction in revenue was offset partially by a decrease in interest expense of $397, which resulted from a 19 basis point decrease in the cost of funds to 2.08 percent for the first quarter of 2010 from 2.27 percent for the same quarter of 2009. We experienced a significant decrease in our time deposit costs, as promotional gas lease certificates of deposit were renewed at lower rates. As a result, the average cost of time deposits decreased 64 basis points to 2.94 percent in 2010 from 3.58 percent in 2009. This resulted in a reduction in interest expense of $387 and accounted for 97.5 percent of the total decrease in interest expense due to changes in interest rates.
Maintenance of an adequate net interest margin is one of our primary concerns. Our net interest margin contracted 75 basis points to 3.30 percent in 2010 from 4.05 percent in 2009. Short-term interest rates are expected to remain low for the majority of 2010. However, no assurance can be given that these conditions will occur. Net interest income could be adversely affected by changes in general market rates or increased competition. We believe following prudent pricing practices coupled with careful investing, will keep our net interest margin favorable.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the quarters ended March 31, 2010 and 2009, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the prevailing statutory tax rate of 34.0 percent.
Summary of net interest income

	March 31, 2010			March 31, 2009
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning assets:
Loans:
Taxable	$442,821	$5,941	5.44%	$447,922	$6,448	5.84%
Tax-exempt	31,479	488	6.29	68,567	1,009	5.97
Investments:
Taxable	89,635	731	3.31	34,068	360	4.29
Tax-exempt	24,889	458	7.46	44,051	814	7.49
Federal funds sold	29,093	8	0.11	833	1	0.49

Total earning assets	617,917	7,626	5.01%	595,441	8,632	5.88%
Less: allowance for loan losses	16,821			5,503
Other assets	46,165			33,413

Total assets	$647,261			$623,351

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$36,972	91	1.00%	$28,352	58	0.83%
NOW accounts	99,544	382	1.56	76,743	306	1.62
Savings accounts	108,154	124	0.46	100,659	122	0.49
Time deposits less than $100	160,570	1,231	3.11	168,255	1,445	3.48
Time deposits $100 or more	92,472	605	2.65	75,233	702	3.78
Short-term borrowings	33		0.63	31,773	56	0.71
Long-term debt	8,000	160	8.11

Total interest-bearing liabilities	505,745	2,593	2.08%	481,015	2,689	2.27%
Noninterest-bearing deposits	86,711			79,997
Other liabilities	3,881			3,821
Stockholders’ equity	50,924			58,518

Total liabilities and stockholders’ equity	$647,261			$623,351

Net interest income/spread		$5,033	2.93%		$5,943	3.61%

Net interest margin			3.30%			4.05%

Tax equivalent adjustments:
Loans		$166			$343
Investments		156			277

Total adjustments		$322			$620

Note:
Average balances were calculated using average daily balances. Interest income on loans include fees of $167 in 2010 and $206 in 2009. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,210 and $2,531 for the first quarter of 2010 and 2009 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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
For the three months ended March 31, 2010, the provision for loan losses equaled $1.0 million. In comparison, for the same three months of 2009, the provision for loan losses equaled $570. The increase in the provision for loan losses in the first quarter of 2010 was a result of the recent recognition of higher levels of confirmed losses which caused a corresponding increase in the portion required for the allocated element of the allowance for loan loss account for collectively evaluated loan pools under FASB ASC 450. Generally, at December 31, 2009, these losses were included in the allocated element as being reserved for loans individually evaluated and measured for impairment under FASB ASC 310.
Noninterest Income:
Noninterest income for the first quarter decreased $191 or 12.1 percent to $1,383 in 2010 from $1,574 in 2009. Included in noninterest income in 2009 was a net gain of $294 from the disposition of our former Tunkhannock and Eaton Township, Pennsylvania branch offices. For the three months ended March 31, we recorded gains on the sale of available-for-sale investment securities of $361 in 2010 and $114 in 2009. Activity in our secondary mortgage banking division subsided somewhat, which caused a $121 decrease in mortgage banking income comparing the first quarters of 2010 and 2009. Service charges, fees and commissions decreased $23 to $741 in 2010 from $764 in 2009.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Noninterest expense for the first quarter amounted to $4,354 in 2010 and $4,348 in 2009. Increases of $47 in salaries and employee benefits expense and $31 in other expenses were almost entirely offset by a decrease in net occupancy and equipment expense of $72. Despite the stability in noninterest expense, our operating efficiency, as measured by the operating efficiency ratio, deteriorated due to the reduction in net interest income and noninterest income. The operating efficiency ratio, noninterest expenses divided by net interest income and noninterest income, was 71.4 percent for the first quarter of 2010 compared to 63.0 percent for the same quarter last year. Contrarily, the overhead ratio, another measure of productivity, defined as noninterest expense as a percentage of total average assets, improved to 2.7 percent for the three months ended March 31, 2010, compared to 2.8 percent for the same period in 2009.
Major components of noninterest expense for the quarters ended March 31, 2010 and 2009, are summarized as follows:
Noninterest expenses

	Three Months Ended
	March 31,
	2010	2009
Salaries and employee benefits expense:
Salaries and payroll taxes	$1,728	$1,694
Employee benefits	459	446

Salaries and employee benefits expense	2,187	2,140

Net occupancy and equipment expense:
Net occupancy expense	330	354
Equipment expense	273	321

Net occupancy and equipment expense	603	675

Other expenses:
Marketing expense	96	186
Other taxes	161	186
Stationery and supplies	43	69
Contractual services	493	537
Insurance including FDIC assessment	360	170
Other	411	385

Other expenses	1,564	1,533

Total noninterest expense	$4,354	$4,348

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Salaries and employee benefits expense comprise the majority of our noninterest expense. These payroll-related expenses increased $47 or 2.2 percent to $2,187 in 2010 and $2,140 in 2009. Salaries and payroll taxes increased $34, while employee benefits rose $13. The increase in salaries and payroll taxes was a function of a reduction in amount of salary expense deferred and recorded on the balance sheet related to a decrease in the level of loan originations in 2010 compared to 2009.
Occupancy and equipment expense decreased $72 to $603 for the first quarter of 2010 from $675 for the same quarter of 2009. Building-related expense declined $24 due to a reduction in rental expense, while decreases in software and office equipment depreciation resulted in a $48 decline in equipment-related expense.
For the three months ended March 31, other expenses equaled $1,564 in 2010 and $1,533 in 2009. The 2.0 percent increase was a result of higher FDIC insurance costs and expenses associated with maintaining foreclosed assets partially offset by a significant reduction in marketing-related expenses.
Our deposits are insured up to regulatory limits by the FDIC and accordingly, are subject to deposit insurance assessments. Under the provisions of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Bank Insurance Fund and the Savings Association Insurance Fund were merged into the Deposit Insurance Fund (“DIF”). Under the Reform Act, the annual DIF assessment rate is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Each institution is placed into one of four risk categories depending on the institution’s capital ratios and supervisory ratings. Based on our latest assignments, we migrated from Risk Category I, institutions posing the least amount of risk to the DIF, to Risk Category II and will pay approximately $0.22 per $100 dollars of assessable deposits for the first quarter of 2010. The migration resulted directly from the deterioration in our asset quality.
On November 12, 2009, the FDIC issued a final rule that required all insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Our prepaid assessment was $3.3 million at March 31, 2010, and $3.5 million at December 31, 2009. The FDIC also adopted a uniform increase in assessment rates of $0.03 per $100 dollars of assessable deposits effective January 1, 2011.
There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established the annual FICO assessment rates effective for the first quarter of 2010 at $0.0104 per $100 dollars of DIF-assessable deposits. Our FICO assessments for the three months ended March 31, were $15 in 2010 and $14 in 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Income Taxes:
For the first quarter of 2010, we recorded an income tax benefit of $410. In comparison, we had income tax expense of $204 for the same quarter of 2009. The income tax benefit arose due to the utilization of tax credits from our investments as a limited partner in elderly and low-income housing projects to mitigate our tax burden. One such project affords us approximately $3.7 million in investment tax credits over a 10-year period which began in 2007. We expect to recognize a total of $372 in tax credits from this project in 2010. In the fourth quarter of 2009, Community Bank made an investment in another elderly, low-income housing project. For this investment, Community Bank will receive a one-time historical tax credit of approximately $1.5 million in 2010 and approximately $5.5 million in low-income housing tax credits spread over a period beginning in 2010 and ending in 2021.
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

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In connection with the preparation of our previously filed Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission on March 29, 2010, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of December 31, 2009 and reported that there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
As a result of the restatement of our financial statements as discussed in the note entitled “Restatement of consolidated financial statements,” in the Notes to Consolidated Financial Statements to the Amended Annual Report on Form 10-K/A, filed on May 17, 2010, a reevaluation was performed as of December 31, 2009, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in our internal control over financial reporting.
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

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES (CONTINUED)
The Company has restated its consolidated financial statements as of and for the year ended December 31, 2009 in its Form 10-K/A as discussed in the note entitled “Restatement of consolidated financial statements,” in the Notes to Consolidated Financial Statements. The Company is undertaking certain remedial actions as of the date of filing of this Form 10-Q and believes that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented. However, at March 31, 2010, the material weakness described above still existed.
Changes in Internal Control over Financial Reporting
The Company has identified a material weakness as described above. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Steps to Address Material Weakness
As of the date of this filing, the Company is in the process of revising its methodology for determining the adequacy of the allowance for loan losses in accordance with the supervisory guidance. In order to ensure that adequacy and accuracy in these determinations are consistently present, management will continue to enhance its methodology to improve the estimates with respect to the applicable supervisory guidance with the assistance of an external independent consulting firm.

Comm Bancorp, Inc.
OTHER INFORMATION
Part II. Other Information
Item 1. Legal Proceedings
NONE
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
NONE
Item 3. Defaults upon Senior Securities
NONE
Item 4. Removed and Reserved
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

Registrant, Comm Bancorp, Inc.
Date: May 17, 2010	/s/ William F. Farber, Sr.
William F. Farber, Sr.
President and Chief Executive Officer Chairman of the Board/Director (Principal Executive Officer)

Date: May 17, 2010	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 17, 2010	/s/ Stephanie A. Westington
Stephanie A. Westington, CPA
Vice President of Finance (Principal Accounting Officer)

EXHIBIT INDEX

Item Number		Description	Page

31	(i)	CEO and CFO Certifications Pursuant to Rule 13a-14(a)/15d-14(a)	60

32		CEO and CFO Certifications Pursuant to Section 1350	62