Form 10-Q
period 2010-06-30
COMM BANCORP INC
filed 2010-08-13
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,722,923 at July 31, 2010.

Exhibit Index on Page 59

COMM BANCORP, INC.
FORM 10-Q
June 30, 2010

*	Not Applicable

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans:
Taxable	$5,942	$6,436	$11,883	$12,884
Tax-exempt	318	619	640	1,285
Interest and dividends on investment securities available-for-sale:
Taxable	523	315	1,252	664
Tax-exempt	238	473	540	1,010
Dividends	2	9	4	20
Interest on federal funds sold	9		17	1

Total interest income	7,032	7,852	14,336	15,864

Interest expense:
Interest on deposits	2,315	2,426	4,748	5,059
Interest on short-term borrowings		36		92
Interest on long-term debt	160		320

Total interest expense	2,475	2,462	5,068	5,151

Net interest income	4,557	5,390	9,268	10,713
Provision for loan losses	300	520	1,300	1,090

Net interest income after provision for loan losses	4,257	4,870	7,968	9,623

Noninterest income:
Service charges, fees and commissions	730	832	1,471	1,596
Mortgage banking income	214	490	495	892
Net gain on sale of premises and equipment				294
Net gain on sale of investment securities available-for-sale			361	114

Total noninterest income	944	1,322	2,327	2,896

Noninterest expense:
Salaries and employee benefits expense	2,183	2,164	4,370	4,304
Net occupancy and equipment expense	547	583	1,150	1,258
Other expenses	1,636	2,260	3,200	3,793

Total noninterest expense	4,366	5,007	8,720	9,355

Income before income taxes	835	1,185	1,575	3,164
Provision for income tax expense (benefit)	(355)	(30)	(765)	174

Net income	1,190	1,215	2,340	2,990

Other comprehensive income:
Unrealized gains on investment securities available-for-sale	2,030	13	1,755	355
Reclassification adjustment for gains included in net income			(361)	(114)
Income tax expense related to other comprehensive income	690	4	474	82

Other comprehensive income, net of income taxes	1,340	9	920	159

Comprehensive income	$2,530	$1,224	$3,260	$3,149

Per share data:
Net income	$0.69	$0.70	$1.36	$1.73
Cash dividends declared		$0.28		$0.56
Average common shares outstanding	1,722,923	1,722,282	1,722,923	1,725,310
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Assets:
Cash and due from banks	$10,050	$23,978
Federal funds sold	31,700	25,300
Investment securities available-for-sale	112,851	108,005
Loans held for sale, net	110	2,016
Loans, net of unearned income	465,143	476,944
Less: allowance for loan losses	14,928	17,462

Net loans	450,215	459,482
Premises and equipment, net	11,425	11,616
Accrued interest receivable	1,962	2,122
Other assets	23,452	19,634

Total assets	$641,765	$652,153

Liabilities:
Deposits:
Noninterest-bearing	$87,348	$88,335
Interest-bearing	489,370	502,448

Total deposits	576,718	590,783
Long-term debt	8,000	8,000
Accrued interest payable	1,284	1,296
Other liabilities	2,124	1,740

Total liabilities	588,126	601,819

Stockholders’ equity:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding: June 30, 2010, 1,722,923 shares; December 31, 2009, 1,721,007 shares	569	568
Capital surplus	8,010	7,966
Retained earnings	43,321	40,981
Accumulated other comprehensive income	1,739	819

Total stockholders’ equity	53,639	50,334

Total liabilities and stockholders’ equity	$641,765	$652,153

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
(Unaudited)	Stock	Surplus	Earnings	Income	Equity
Balance, December 31, 2009	$568	$7,966	$40,981	$819	$50,334
Net income			2,340		2,340
Dividend reinvestment plan: 1,916 shares issued	1	44			45
Other comprehensive income, net of income taxes				920	920

Balance, June 30, 2010	$569	$8,010	$43,321	$1,739	$53,639

Balance, December 31, 2008	$571	$7,694	$47,862	$1,671	$57,798
Net income			2,990		2,990
Dividends declared: $0.56 per share			(965)		(965)
Dividend reinvestment plan: 4,318 shares issued	1	159			160
Repurchase and retirement: 18,117 shares	(6)	(54)	(624)		(684)
Other comprehensive income, net of income taxes				159	159

Balance, June 30, 2009	$566	$7,799	$49,263	$1,830	$59,458

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

Six Months Ended June 30,	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$2,340	$2,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,300	1,090
Depreciation and amortization of premises and equipment	379	459
Net amortization of investment securities	1,048	181
Amortization of net loan costs	168	191
Amortization of mortgage servicing rights	131	231
Deferred income tax expense (benefit)	1,195	(214)
Net gain on sale of investment securities available-for-sale	(361)	(114)
Net gain on sale of loans	(424)	(942)
Net gain on sale of premises and equipment		(294)
Net loss (gain) on sale of foreclosed assets	8	(17)
Changes in:
Loans held for sale, net	2,330	1,545
Accrued interest receivable	160	(383)
Other assets	(2,031)	(1,246)
Accrued interest payable	(12)	(119)
Other liabilities	151	681

Net cash provided by operating activities	6,382	4,039

Cash flows from investing activities:
Proceeds from repayments of investment securities available-for-sale	9,546	4,661
Proceeds from sales of investment securities available-for-sale	6,154	4,341
Purchases of investment securities available-for-sale	(19,839)	(1,423)
Proceeds from sale of foreclosed assets	336	145
Net decrease (increase) in lending activities	4,342	(27,023)
Proceeds from sale of premises and equipment		509
Purchases of premises and equipment	(188)	(630)

Net cash provided by (used in) investing activities	351	(19,420)

Cash flows from financing activities:
Net changes in:
Money market, NOW, savings and noninterest-bearing accounts	(678)	(358)
Time deposits	(13,387)	(3,136)
Short-term borrowings		7,950
Proceeds from issuance of common shares	45	160
Repurchase and retirement of common shares		(684)
Cash dividends paid	(241)	(953)

Net cash provided by (used in) financing activities	(14,261)	2,979

Net decrease in cash and cash equivalents	(7,528)	(12,402)
Cash and cash equivalents at beginning of year	49,278	20,717

Cash and cash equivalents at end of period	$41,750	$8,315

Supplemental disclosures:
Cash paid during the period for:
Interest	$5,080	$5,270
Income taxes		691
Noncash items:
Transfers of loans to foreclosed assets	3,457	1,518
Unrealized gains on investment securities available-for-sale, net	$(920)	$(159)
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of presentation:
The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months and six months ended and as of June 30, 2010, are not necessarily indicative of the results of operations that may be expected in the future.
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
The consolidated financial statements as of December 31, 2009, and related disclosures, herein, conform to the presentation as included in the Company’s 2009 Amended Annual Report on Form 10-K/A, filed on May 17, 2010.
2. Earnings per common share:
The Company had no dilutive potential common shares outstanding during the three-month and six-month periods ended June 30, 2010 and 2009, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.
3. Subsequent events:
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
3. Subsequent events (continued):
On August 9, 2010, the Company and F.N.B. Corporation entered into an Agreement and Plan of Merger, whereby the Company will be merged with and into F.N.B. Corporation and a related bank merger agreement by and between the Company’s wholly-owned subsidiary bank, Community Bank and Trust Company and F.N.B. Corporation’s wholly-owned subsidiary bank, First National Bank of Pennsylvania. The closings on these mergers are conditioned upon, among other things, approvals of applicable regulatory agencies and the stockholders of the Company.
4. Investment securities:
All investment securities were classified as available-for-sale at June 30, 2010 and December 31, 2009. The amortized cost and fair value of available-for-sale securities aggregated by investment category at June 30, 2010 and December 31, 2009, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
State and municipals	$18,170	$1,166		$19,336
Mortgage-backed securities:
U.S. Government agencies	89,199	1,625	$267	90,557
U.S. Government-sponsored enterprises	171	11		182
Equity securities:
Restricted	2,537			2,537
Other	139	101	1	239

Total	$110,216	$2,903	$268	$112,851

	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
State and municipals	$25,343	$1,520	$1	$26,862
Mortgage-backed securities:
U.S. Government agencies	78,537	17	399	78,155
U.S. Government-sponsored enterprises	208	12		220
Equity securities:
Restricted	2,537			2,537
Other	139	94	2	231

Total	$106,764	$1,643	$402	$108,005

Net unrealized holding gains and losses on available-for-sale securities are included as a separate component in stockholders’ equity. The Company had net unrealized holding gains of $1,739, net of deferred income taxes of $896, at June 30, 2010, and $819, net of deferred income taxes of $422, at December 31, 2009.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
4. Investment securities (continued):
The fair value and gross unrealized losses of available-for-sale securities with unrealized losses for which an other-than-temporary impairment has not been recognized at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Value	Losses
State and municipals
Mortgage-backed securities:
U.S. Government agencies	$8,287	$267			$8,287	$267
U.S. Government-sponsored enterprises
Equity securities:
Restricted
Other			$8	$1	8	1

Total	$8,287	$267	$8	$1	$8,295	$268

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
State and municipals	$686	$1			$686	$1
Mortgage-backed securities:
U.S. Government agencies	30,651	399			30,651	399
U.S. Government-sponsored enterprises
Equity securities:
Restricted
Other			$7	$2	7	2

Total	$31,337	$400	$7	$2	$31,344	$402

At June 30, 2010, the Company had 102 investment securities, consisting of 75 tax-exempt state and municipal obligations, 18 mortgage-backed securities, including collateralized mortgage obligations, and two restricted and seven marketable equity securities. There were four investment securities in an unrealized loss position at June 30, 2010, including three mortgage-backed securities and one marketable equity security. The one marketable equity security has been in a continuous unrealized loss position for 12 months or more.
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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
4. Investment securities (continued):
Mortgage-backed securities having unrealized losses at June 30, 2010, consisted of obligations of the Government National Mortgage Association (“GNMA”) federal agency bonds which are direct obligations of the U.S. Government. The three GNMA mortgage-backed securities that were in an unrealized loss position at June 30, 2010, were backed by the full faith and credit of the U.S. Government and thus considered to have no risk of default. The unrealized loss positions for these securities were less than 12 months. The unrealized losses were not considered to be other-than-temporary because they were a direct result of interest rate fluctuations, and management does not intend to sell the securities and it is unlikely that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity.
Tax-exempt state and municipal securities consisted entirely of insured general obligation bonds at June 30, 2010. There were no tax-exempt state and municipal securities in an unrealized loss position at June 30, 2010.
Marketable equity securities are held at the Parent Company and consist of common stocks of commercial banks. At June 30, 2010, the market value of common stock held in Wells Fargo and Company was below its amortized cost basis. This stock was originally held in Wachovia Corporation, which was acquired by Wells Fargo and Company after the close of business on December 31, 2008. Wells Fargo and Company had a credit rating of “AA” and was categorized as well capitalized under regulatory capital guidelines at June 30, 2010. As a result, the Company does not consider the unrealized loss to be other-than-temporary because it was directly related to the financial weakness of the former issuer. At the current time we do not intend to sell, and it is unlikely that the Company will be required to sell the security as the entire cost basis is expected to be recovered.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
4. Investment securities (continued):
The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2010, is summarized in the table that follows. The distributions are based on contractual maturity with the exception of mortgage-backed securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

		After one	After five
	Within	but within	but within	After
June 30, 2010	one year	five years	ten years	ten years	Total
State and municipals	$1,176	$2,817	$10,414	$4,929	$19,336
Mortgage-backed securities:
U.S. Government	14,590	40,320	32,687	2,960	90,557
U.S. Government-sponsored	43	128	11		182

Total	$15,809	$43,265	$43,112	$7,889	$110,075

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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
5. Fair values of financial instruments (continued):
Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009, are summarized below:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
June 30, 2010	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available-for-sale:
State and municipals	$19,336		$19,336
Mortgage-backed securities:
U.S. Government agencies	90,557		90,557
U.S. Government-sponsored enterprises	182		182
Equity securities:
Other	239	$239

Total	$110,314	$239	$110,075

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2009	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available-for-sale:
State and municipals	$26,862		$26,862
Mortgage-backed securities:
U.S. Government agencies	78,155		78,155
U.S. Government-sponsored enterprises	220		220
Equity securities:
Other	231	$231

Total	$105,468	$231	$105,237

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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
5. Fair values of financial instruments (continued):
Assets measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009, are summarized below:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
June 30, 2010	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$4,428			$4,428
Foreclosed assets	$3,064			$3,064

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2009	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$7,719			$7,719
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $7,038 and a related allowance of $2,610 at June 30, 2010. Impaired loans had a recorded investment of $13,481 and a related allowance of $5,762 at December 31, 2009.
Disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value is required by GAAP. The Company’s assets that were considered financial instruments approximated 94.7 percent of total assets at June 30, 2010, and 95.3 percent of total assets at December 31, 2009. Liabilities that were considered financial instruments approximated 99.6 percent of total liabilities at June 30, 2010, and 99.7 percent of total liabilities at December 31, 2009. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
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
5. Fair values of financial instruments (continued):
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
5. Fair values of financial instruments (continued):
Deposits with stated maturities: The carrying value of adjustable-rate, fixed-term time deposits approximates their fair value at the reporting date. For fixed-rate time deposits, the present value of future cash flows is used to estimate fair value. The discount rates used are the current rates offered in the market for time deposits with similar maturities.
Long-term debt: The fair value of fixed-rate long-term debt is based on the present value of future cash flows. The discount rate used is the current rates offered for long-term debt.
Accrued interest payable: The carrying value of accrued interest payable as reported on the balance sheet approximates fair value.
Off-balance sheet financial instruments: The majority of commitments to extend credit, unused portions of lines of credit and letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at June 30, 2010 and December 31, 2009.
The estimated fair value of financial instruments at June 30, 2010 and December 31, 2009, is summarized as follows:

	June 30, 2010		December 31,2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$41,750	$41,750	$49,278	$49,278
Investment securities available-for-sale	112,851	112,851	108,005	108,005
Loans held for sale, net	110	110	2,016	2,016
Net loans	450,215	454,154	459,482	467,018
Mortgage servicing rights	935	935	893	893
Accrued interest receivable	1,962	1,962	2,122	2,122

Total	$607,823	$611,762	$621,796	$629,332

Financial liabilities:
Deposits without stated maturities	$338,254	$338,254	$338,932	$338,932
Deposits with stated maturities	238,464	245,998	251,851	256,749
Long-term debt	8,000	8,000	8,000	8,066
Accrued interest payable	1,284	1,284	1,296	1,296

Total	$586,002	$593,536	$600,079	$605,043

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
6. Recent accounting pronouncements:
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset,” which codifies the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 09-I. The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-10 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010, with early application permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of ASU 2010-18 on July 1, 2010, is not expected to have a material effect on the operating results or financial position of the Company.
In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. ASU 2010-20 requires more information about the credit quality of financing receivable in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. For public entities such as the Company, ASU 2010-20 is effective for periods ending on or after December 15, 2010, for amendments that require disclosures as of the end of a reporting period. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this ASU is not expected to have a material effect on the operating results or financial position of the Company.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)
Forward-Looking Discussion:
Certain statements in this Form 10-Q are forward-looking statements that involve numerous risks and uncertainties. The following factors, among others, may cause actual results to differ materially from projected results:
Local, domestic and international economic and political conditions, and government monetary, regulatory and fiscal policies affect banking both directly and indirectly. Inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond our control may also adversely affect our future results of operations. Our management team, consisting of the Board of Directors and executive officers, expects that no particular factor will affect the results of operations. The continuation of downward trends in areas such as real estate, construction and consumer spending, may adversely impact our ability to maintain or increase profitability. Therefore, we cannot assure our current level of income.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
On May 6, 2010, our Joint Audit Committee concluded, based on the recommendation of management, that our wholly-owned subsidiary, Community Bank, should amend its Call Report for the year ended December 31, 2009, based on a directive of the Federal Reserve Board. The regulatory directive required Community Bank to recognize a $7.0 million increase in its allowance for loan losses at December 31, 2009. Concurrently with the decisions to amend Community Bank’s Call Report, the Joint Audit Committee determined, based on the recommendation of management, that our consolidated financial statements for the year ended December 31, 2009, should no longer be relied upon and be restated to correct errors in the recognition, measurement, presentation and disclosure of our allowance for loan losses because of the misuse of facts that existed at the time those consolidated financial statements were prepared and in order to assure that the consolidated financial statements presented in the Annual Report on Form 10-K are consistent with those presented in the Call Report. The misuse of facts causing the restatement was the result of a misunderstanding between management and the Federal Reserve Board as to the methodology, i.e., model, to be used by us in determining the estimate for the allowance for loan losses under GAAP. Management was of the opinion that its model used to determine the adequacy of the allowance for loan losses was in accordance with the applicable supervisory guidance as provided by the Federal Reserve Board in 2009 and GAAP. Management was informed on May 5, 2010, by the Federal Reserve Board that we did not comply with the supervisory guidance, and therefore, must restate our Call Report at December 31, 2009.
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
For a further discussion of our critical accounting policies, refer to the note entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements to our Amended Annual Report on Form 10-K/A for the period ended December 31, 2009. This note lists the significant accounting policies used by management in the development and presentation of our financial statements. This Management’s Discussion and Analysis, The Notes to the Consolidated Financial Statements, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and evaluation of our financial position, results of operations and cash flows.
Operating Environment:
After two years of liquidation, businesses began rebuilding their inventories in the first half of 2010, which supported moderate economic growth. The United States economy grew at an annual rate of 2.4 percent in the second quarter of 2010 after growing at an annual rate of 3.7 percent in the first quarter. In addition to rebuilding inventories, overall business spending advanced at a strong annual rate of 17.0 percent in the second quarter of 2010. Spending for equipment and software grew 21.9 percent, while investment in nonresidential structures advanced 5.2 percent, the first positive change in seven consecutive quarters. Although labor conditions improved somewhat, they still were weak in comparison to pre-recession standards. The unemployment rate, which spiked at 10.1 percent in the fourth quarter of 2009, fell back to 9.5 percent in June 2010, the same rate as experienced one year earlier. Weak labor conditions continued to hinder consumer spending, which grew only 1.6 percent in the second quarter of 2010. Inflation trended lower in the second quarter due to a decrease in energy prices. The price index for gross domestic purchases, which measures prices paid by residents of the United States, increased 0.1 percent in the second quarter, significantly lower than the price increase of 2.1 percent in the first quarter. Excluding food and energy, this index increased 0.9 percent in the second quarter of 2010 compared to 1.6 percent in the first quarter of 2010.
In addition to domestic concerns, economic pressures weighed heavily on several European countries in the second quarter, which in turn produced volatility in global equity markets. In light of domestic and global economic uncertainty, coupled with low inflationary conditions, the Federal Open Market Committee (“FOMC”) decided to keep the target range for the federal funds rate unchanged at 0.00 percent or 0.25 percent during the second quarter of 2010 and indicated that conditions would continue to warrant this accommodative position for some time.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The goals of the new legislation include restoring public confidence in the financial system following the 2007-2008 financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Among other things, the Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services. The Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks. The scope of the Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years. Accordingly, we cannot assess the impact the Act will have on us at the present time.
Review of Financial Position:
Total assets equaled $641.8 million at June 30, 2010, a decrease of $10.4 million from $652.2 million at December 31, 2009. Loans, net of unearned income, decreased $11.8 million to $465.1 million at the close of the second quarter from $476.9 million at year-end 2009. Total deposits decreased $14.1 million to $576.7 million at June 30, 2010, from $590.8 million at December 31, 2009. The reduction in deposits was influenced by the cyclical deposit trends of our school district and municipal customers. Noninterest-bearing deposits decreased $1.0 million, while interest-bearing deposits decreased $13.1 million. Available-for-sale investment securities grew $4.9 million to $112.9 million at June 30, 2010, from $108.0 million at the end of 2009. Federal funds sold outstanding increased $6.4 million from the end of 2009. Stockholders’ equity rose $3.3 million to $53.6 million at June 30, 2010, from $50.3 million at December 31, 2009.
In comparison to the end of the previous quarter, total assets decreased $6.8 million from $648.6 million at March 31, 2010. The change in the balance sheet from the end of the first quarter reflected a $9.6 million decrease in total deposits. Loans, net of unearned income, decreased $1.2 million from the end of the first quarter, while investment securities decreased $3.7 million. Federal funds sold outstanding amounted to $31.7 million at June 30, 2010, compared to $33.8 million at March 31, 2010.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Investment Portfolio:
At June 30, 2010, our investment portfolio consisted primarily of short-term U.S. Government agency mortgage-backed securities, which provide us with a source of liquidity and intermediate-term tax-exempt state and municipal obligations, which we use to mitigate our tax burden.
The carrying values of the major classifications of securities as they relate to the total investment portfolio at June 30, 2010, and December 31, 2009, are summarized as follows:
Distribution of investment securities available-for-sale

	June 30,		December 31,
	2010		2009
	Amount	%	Amount	%
State and municipals	$19,336	17.13%	$26,862	24.87%
Mortgage-backed securities:
U.S. Government agencies	90,557	80.25	78,155	72.36
U.S. Government-sponsored enterprises	182	0.16	220	0.21
Equity securities:
Restricted	2,537	2.25	2,537	2.35
Other	239	0.21	231	0.21

Total	$112,851	100.00%	$108,005	100.00%

Available-for-sale investment securities increased $4.9 million to $112.9 million at June 30, 2010, from $108.0 million at December 31, 2009. The unrealized holding gain, which equaled $819, net of income taxes of $422, at the end of 2009 appreciated $920 to $1,739, net of income taxes of $896, at June 30, 2010.
During the six months ended June 30, we received proceeds from the sale of available-for-sale investment securities of $6.2 million in 2010 and $4.3 million in 2009. The securities sold in 2010 and 2009 were composed entirely of intermediate-term, tax-exempt state and municipal obligations. These securities were sold as part of alternative minimum tax planning strategies. Net gains recognized on the sale of available-for-sale investment securities totaled $361 for the six months ended June 30, 2010 and $114 for the same six months of 2009.
For the first six months of 2010, the investment portfolio averaged $114.0 million, an increase of $39.0 million compared to $75.0 million for the same period of last year. The tax-equivalent yield on the investment portfolio decreased 229 basis points to 3.67 percent for the first half of 2010 from 5.96 percent for the same period of 2009. Moreover, the tax-equivalent yield fell 108 basis points to 3.13 percent for the second quarter from 4.21 percent for the first quarter of 2010.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at June 30, 2010, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Maturity distribution of available-for-sale portfolio

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
June 30, 2010	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Amortized cost:
State and municipals	$1,156	7.44%	$2,691	7.78%	$9,567	7.38%	$4,756	7.04%	$18,170	7.35%
Mortgage-backed securities:
U.S. Government	14,493	3.10	39,883	3.02	31,935	3.17	2,888	3.52	89,199	3.10
U.S. Government-sponsored	41	6.80	119	6.73	11	6.66			171	6.74
Equity securities:
Restricted							2,537	0.26	2,537	0.26
Other							139	0.98	139	0.98

Total	$15,690	3.43%	$42,693	3.33%	$41,513	4.14%	$10,320	4.30%	$110,216	3.74%

Fair value:
State and municipals	$1,176		$2,817		$10,414		$4,929		$19,336
Mortgage-backed securities:
U.S. Government	14,590		40,320		32,687		2,960		90,557
U.S. Government-sponsored	43		128		11				182
Equity securities:
Restricted							2,537		2,537
Other							239		239

Total	$15,809		$43,265		$43,112		$10,665		$112,851

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Loan Portfolio:
According to the “Monetary Report to Congress” issued on July 21, 2010, businesses spending, which began to turnaround in the fourth quarter 2009, continued to improve in the first half of 2010. For the second quarter of 2010, nonresidential investment advanced 17.0 percent. Specifically, in response to improved sales, production and corporate profits, businesses increased spending for equipment and software 21.9 percent in the second quarter. In addition, investment in nonresidential structures, which contracted for seven consecutive quarters, rose 5.2 percent in the second quarter. Despite the increase in business spending, commercial lending remained constrained. Businesses used pent up liquidity to fund investments. As a result, commercial and industrial loans at all commercial banks throughout the United States decreased $14.9 billion or 4.7 percent from the end of the first quarter of 2010. With regard to our loan portfolio, business loans, including commercial loans, commercial mortgages, commercial construction and land development loans and lease financing, increased $1.3 million to $331.4 million at June 30, 2010, from $330.1 million at March 31, 2010. The growth was attributable primarily to increases in commercial loans and commercial construction and land development loans, partially offset by a reduction in commercial mortgages.
Mortgage rates remained favorable for the second quarter of 2010. The rate for a 30-year, fixed-rate mortgage in the United States was 4.74 percent at June 30, 2010, 23 basis points lower than 4.97 percent at the end of the previous quarter, and 68 basis points below 5.42 percent one year earlier. In addition, first time homebuyers were able to take advantage of federal tax credits during the first half of 2010. Despite low mortgage rates and fiscal stimulus, the housing market remained soft amid a struggling economy, a large inventory of foreclosed assets and tight credit conditions. Residential mortgage lending in the banking industry decreased in the second quarter, as evidenced by a $28.0 billion or 3.0 percent annualized reduction in real estate loans for all commercial banks from the end of the first quarter of 2010. We experienced a slight reduction in residential mortgage loans of $1.6 million or 6.2 percent annualized to $102.3 million at June 30, 2010, from $103.9 million at March 31, 2010.
Although mortgage rates remained favorable, activity in our secondary mortgage department subsided somewhat in the first half of 2010 compared to the same period of the previous year. Residential mortgage loans serviced for the Federal National Mortgage Association (“FNMA”) increased $9.2 million or at an annual rate of 12.2 percent to $161.1 million at the end of the second quarter of 2010 from $151.9 million at the end of 2009. In comparison, for the same period of 2009, residential mortgage loans serviced for the FNMA increased at an annualized rate of 30.8 percent. For the three months and six months ended June 30, residential mortgages sold to the FNMA totaled $7.2 million and $17.3 million in 2010 compared to $28.3 million and $49.2 million in 2009. Net gains realized on the sale of residential mortgages totaled $174 for the second quarter and $424 year-to-date 2010, compared to $518 and $942 for the same periods of 2009.
Stability of household wealth helped consumer spending advance by a modest 1.6 percent in the second quarter of 2010. Consumers increased spending for durable goods by 3.4 percent, while spending on nondurable goods and services rose 7.5 percent and 1.6 percent. Despite these improvements, our consumer loans decreased $0.5 million from the end of the first quarter of 2010.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Average loans decreased $43.6 million or 8.5 percent to $470.3 million for the six months ended June 30, 2010, from $513.9 million for the same six months of 2009. The majority of the reduction was in tax-exempt loans of local municipalities, which decreased $36.3 million or 53.8 percent comparing the six months ended June 30, 2010 and 2009. Several tax and revenue anticipation notes, which were outstanding during the first half of 2009, matured by December 31, 2009, and were not renewed. Due to a sustained low interest rate environment and high levels of nonaccrual loans, the tax-equivalent yield on our loan portfolio decreased 31 basis points to 5.51 percent for the six months ended June 30, 2010, from 5.82 percent for the same six months of 2009. The FOMC has indicated that interest rates will remain at these historically low levels for some time. As a result, we do not anticipate an increase in our loan yields for the remainder of 2010.
The composition of the loan portfolio at June 30, 2010, and December 31, 2009, is summarized as follows:
Distribution of loan portfolio

	June 30,		December 31,
	2010		2009
	Amount	%	Amount	%
Commercial, financial and others	$152,944	32.88%	$160,945	33.75%
Real estate:
Construction	19,853	4.27	23,195	4.86
Residential	102,305	21.99	104,925	22.00
Commercial	158,960	34.17	155,269	32.55
Consumer, net	28,025	6.03	29,447	6.18
Lease financing, net	3,056	0.66	3,163	0.66

Loans, net of unearned income	465,143	100.00%	476,944	100.00%

Less: allowance for loan losses	14,928		17,462

Net loans	$450,215		$459,482

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. For the first half of 2010, market interest rates remained at historically low levels and the FOMC has indicated that this low level would likely remain in place for some time. Despite this short-term interest rate forecast, the risk of rising rates in the future caused us to employ an Asset/Liability management strategy for 2010 which focuses on restoring balance to our IRR. Accordingly, we place emphasis on originating loans with shorter repricing terms. Adjustable-rate loans represented 58.7 percent of the loan portfolio at June 30, 2010, compared to 56.2 percent at the end of 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity and repricing information of the loan portfolio by major classification at June 30, 2010, is summarized as follows:
Maturity distribution and interest sensitivity of loan portfolio

		After one
	Within	but within	After
June 30, 2010	one year	five years	five years	Total
Maturity schedule:
Commercial, financial and others	$61,896	$26,619	$64,429	$152,944
Real estate:
Construction	10,401	3,742	5,710	19,853
Residential	8,057	28,236	66,012	102,305
Commercial	7,910	8,270	142,780	158,960
Consumer, net	1,841	19,405	6,779	28,025
Lease financing, net	612	2,444		3,056

Total	$90,717	$88,716	$285,710	$465,143

Predetermined interest rates	$30,485	$72,116	$89,677	$192,278
Floating- or adjustable-interest rates	60,232	16,600	196,033	272,865

Total	$90,717	$88,716	$285,710	$465,143

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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Commercial letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all commercial letters of credit have expiration dates within one year and often expire unused in whole or in part by the customer. The carrying value of the liability for our obligations under guarantees was not material at June 30, 2010, and December 31, 2009.
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
The contractual amounts of off-balance sheet commitments at June 30, 2010 and December 31, 2009, are summarized as follows:
Distribution of off-balance sheet commitments

	June 30,	December 31,
	2010	2009
Commitments to extend credit	$85,426	$81,945
Unused portions of lines of credit	25,314	24,723
Commercial letters of credit	19,076	20,982

Total	$129,816	$127,650

We record an allowance for credit losses associated with off-balance sheet commitments, if deemed necessary, separately as a liability. The allowance was deemed immaterial at June 30, 2010 and December 31, 2009. We do not anticipate that losses, if any, that may occur as a result of funding off- balance sheet commitments, would have a material adverse effect on our operating results or financial position.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Asset Quality:
National, Pennsylvania and market area unemployment rates at June 30, 2010 and 2009, are summarized as follows:

June 30,	2010	2009
United States	9.5%	9.5%
Pennsylvania	9.2	8.2
Lackawanna county	9.6	8.2
Luzerne county	10.7	9.0
Monroe county	9.9	9.4
Susquehanna county	8.9	8.8
Wayne county	7.8	7.6
Wyoming county	9.7%	8.8%
The National unemployment rate, which spiked to 10.1 percent in the fourth quarter of 2009, rebounded to 9.5 percent at June 30, 2010, the same rate as one year ago. However, employment conditions deteriorated significantly for the Commonwealth of Pennsylvania and all counties in our market area from one year ago.
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
Nonperforming assets decreased $125 from the end of the previous quarter and $2.6 million from year-end 2009. Nonperforming assets equaled $25.5 million or 5.41 percent of loans, net of unearned income, and foreclosed assets at June 30, 2010, compared to $25.7 million or 5.43 percent at March 31, 2010, and $28.2 million or 5.86 percent at December 31, 2009. In comparison to year-end 2009, the improvement resulted primarily from decreases in nonperforming loans and leases, partially offset by an increase in foreclosed assets.
With regard to foreclosed assets, there were five properties with an aggregate carrying value of $3,457 transferred to foreclosed assets during the first half of 2010. Two properties with an aggregate carrying value of $344 were sold for $336, resulting in a net realized loss of $8. At June 30, 2010, there were eleven properties with an aggregate carrying value of $6,322 in foreclosed assets.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning nonperforming assets at June 30, 2010, and December 31, 2009, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers’ ability to comply with present loan repayment terms.
Distribution of nonperforming assets

	June 30,	December 31,
	2010	2009
Nonaccrual loans:
Commercial, financial and others	$2,752	$7,438
Real estate:
Construction	5,886	4,532
Residential	1,457	1,797
Commercial	6,423	5,196
Consumer, net	160	52
Lease financing, net

Total nonaccrual loans	16,678	19,015

Restructured loans:
Commercial, financial and others	1,346	1,777
Real estate:
Construction
Residential	277
Commercial	352	2,525
Consumer, net
Lease financing, net

Total restructured loans	1,975	4,302

Accruing loans past due 90 days or more:
Commercial, financial and others		263
Real estate:
Construction
Residential	196	603
Commercial	162	469
Consumer, net	19	134
Lease financing, net	176	165

Total accruing loans past due 90 days or more	553	1,634

Total nonperforming loans	19,206	24,951

Foreclosed assets	6,322	3,209

Total nonperforming assets	$25,528	$28,160

Ratios:
Nonperforming loans as a percentage of loans, net	4.13%	5.23%
Nonperforming assets as a percentage of loans, net and foreclosed assets	5.41%	5.86%

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
We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our loan review department identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter. We use loss experience from the most recent rolling eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. We place a higher weight on the latest four quarters to place emphasis on the current periods compared to the previous four quarters in arriving at historical loss factors. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions to assure directional consistency of the provision for loan losses and allowance for loan loss account.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning impaired loans at June 30, 2010, and December 31, 2009, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.
Distribution of impaired loans

	June 30,	December 31,
	2010	2009
Nonaccrual loans:
Commercial, financial and others	$2,752	$7,438
Real estate:
Construction	5,886	4,532
Residential	1,457	1,797
Commercial	6,423	5,196
Consumer, net	160	52
Lease financing, net

Total nonaccrual loans	16,678	19,015

Accruing loans:
Commercial, financial and others	1,346	3,400
Real estate:
Construction
Residential	277	55
Commercial	352	5,198
Consumer, net
Lease financing, net

Total accruing loans	1,975	8,653

Total impaired loans	$18,653	$27,668

Ratio:
Impaired loans as a percentage of loans, net	4.01%	5.80%
Impaired loans decreased $9.0 million or 32.5 percent to $18.7 million at June 30, 2010, from $27.7 million at December 31, 2009. The improvement in impaired loans resulted from a $6.7 million decrease in accruing loans, coupled with a $2.3 million decrease in nonaccrual loans, from year-end 2009. The decrease in impaired loans, which was largely concentrated in commercial, financial and other loans and commercial real estate loans, was due primarily to the migration of loans to foreclosed assets and an increase in charge-offs. Notwithstanding the decrease, we continue to closely monitor all impaired loans and the supporting collateral to mitigate any potential losses associated with these credits.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information related to the recorded investment in impaired loans for which there is a related allowance and the amount of that allowance and the recorded investment in impaired loans for which there is no allowance at June 30, 2010 and December 31, 2009, is summarized as follows:

	June 30, 2010		December 31, 2009
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Impaired loans:
With a related allowance	$7,038	$2,610	$13,481	$5,762
With no related allowance	11,615		14,187

Total	$18,653	$2,610	$27,668	$5,762

Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and six-month periods ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross interest due under terms	$283	$385	$708	$922
Interest income recognized	104	225	287	485

Interest income not recognized	$179	$160	$421	$437

Interest income recognized (cash-basis)	$137	$155	$396	$347
Average recorded investment in impaired loans	$21,089	$30,249	$24,918	$31,449
Cash received on impaired loans applied as a reduction of principal totaled $1,147 and $1,495 for the three and six months ended June 30, 2010. For the respective periods of 2009 cash receipts on impaired loans totaled $451 and $2,767.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allocation of the allowance for loan losses at June 30, 2010 and December 31, 2009, is summarized as follows:
Allocation of the allowance for loan losses

	June 30,		December 31,
	2010		2009
		Category		Category
		as a		as a
		% of		% of
	Amount	loans	Amount	loans
Allocated allowance:
Specific:
Commercial, financial and others	$921	0.88%	$3,679	2.27%
Real estate:
Construction	913	1.27	1,002	0.95
Residential	163	0.37	265	0.39
Commercial	545	1.46	812	2.18
Consumer, net	68	0.03	4	0.01
Lease financing, net

Total specific	2,610	4.01	5,762	5.80

Formula:
Commercial, financial and others	4,023	32.00	1,024	31.48
Real estate:
Construction	1,732	3.00	1,645	3.91
Residential	104	21.62	103	21.61
Commercial	3,156	32.71	1,413	30.37
Consumer, net	216	6.00	184	6.17
Lease financing, net	128	0.66	12	0.66

Total formula	9,359	95.99	4,381	94.20

Total allocated allowance	11,969	100.00%	10,143	100.00%

Unallocated allowance	2,959		7,319

Total allowance for loan losses	$14,928		$17,462

The allocated allowance for loan losses account increased $1,826 to $11,969 at June 30, 2010, from $10,143 at December 31, 2009. The change from year-end resulted primarily from a $4,978 increase in the formula portion of the allowance for impairment of loans collectively evaluated under FASB ASC 450, partially offset by a reduction of $3,152 in the specific portion for loans individually evaluated for impairment under FASB ASC 310. With regard to the formula portion, the total loss factor for collectively evaluated commercial, financial and other loans and commercial real estate loans increased from year-end 2009 due to a higher amount of weighted-average net charge-offs for the past eight consecutive quarters. The majority of the decrease in the specific portion resulted from two commercial credits. The collateral supporting one of the credits was transferred to foreclosed assets with the specific reserve recognized as a write down at the time of transfer. The specific reserve associated with the other credit was charged-off as a confirmed loss during the first half of 2010.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The unallocated portion of the allowance for loan losses equaled $2,959 at the end of the second quarter of 2010, which we believe is sufficient to cover any inherent losses in the loan portfolio that have not been identified as part of the allocated allowance using our impairment methodology.
The coverage ratio, the allowance for loan losses, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio equaled 0.78 percent at June 30, 2010, compared to 0.76 percent at March 31, 2010, and 0.70 percent at December 31, 2009.
A reconciliation of the allowance for loan losses and illustration of charge-offs and recoveries by major loan category for the six months ended June 30, 2010, is summarized as follows:
Reconciliation of allowance for loan losses

June 30,
2010
Allowance for loan losses at beginning of period	$17,462
Loans charged-off:
Commercial, financial and others	3,002
Real estate:
Construction	525
Residential	9
Commercial	432
Consumer, net	60
Lease financing, net

Total	4,028

Loans recovered:
Commercial, financial and others	179
Real estate:
Construction
Residential	1
Commercial
Consumer, net	14
Lease financing, net

Total	194

Net loans charged-off	3,834

Provision charged to operating expense	1,300

Allowance for loan losses at end of period	$14,928

Ratios:
Net loans charged-off as a percentage of average loans outstanding	1.64%
Allowance for loan losses as a percentage of period end loans	3.21%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allowance for loan losses account equaled $14,928 or 3.21 percent of loans, net of unearned income, at June 30, 2010, compared to $17,462 or 3.65 percent at December 31, 2009. Net charge-offs of $3,834 exceeded the provision for loan losses of $1,300, which resulted in the $2,534 decrease in the allowance for loan losses account.
Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs amounted to $3,834 or 1.64 percent of average loans outstanding for the six months ended June 30, 2010. For the same period of 2009, net charge-offs were $326 or 0.13 percent of average loans outstanding.
Deposits:
According the Monetary Policy Report to Congress, real wage and salary income, which had fallen appreciably in 2009, improved during the first half of 2010. As a result, disposable personal income increased 4.4 percent in the second quarter of 2010 after increasing 3.8 percent in the first quarter. Consumers continued to favor saving and reducing household debt as opposed to spending. The personal savings rate was 6.2 percent for the second quarter of 2010.
Total deposits decreased $9.7 million or at an annualized rate of 6.6 percent from $586.4 million at March 31, 2010, to $576.7 million at the end of the second quarter. Noninterest-bearing deposits declined $3.7 million, while interest-bearing deposits decreased $6.0 million. The majority of the reduction in interest-bearing accounts was concentrated in time deposits. Due to a favorable liquidity position, we chose not to aggressively compete for time deposits within our market area. As a result, total time deposits decreased $13.1 million to $238.5 million at June 30, 2010, from $251.6 million at the end of the first quarter. Partially offsetting the reduction in total time deposits was an increase in interest-bearing transaction accounts, which include money market, NOW and savings accounts. These accounts together grew $7.1 million to $250.9 million at June 30, 2010, from $243.8 million at March 31, 2010.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average amount of, and the rate paid on, the major classifications of deposits for the six months ended June 30, 2010 and 2009, are summarized as follows:
Deposit distribution

	June 30,		June 30,
	2010		2009
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$34,895	0.98%	$27,229	0.84%
NOW accounts	100,946	1.51	75,689	1.49
Savings accounts	110,124	0.44	104,034	0.53
Time deposits less than $100	157,696	3.07	165,475	3.38
Time deposits $100 or more	90,426	2.62	75,684	3.56

Total interest-bearing	494,087	1.94%	448,111	2.28%
Noninterest-bearing	88,005		81,115

Total deposits	$582,092		$529,226

For the six months ended June 30, 2010, average total deposits grew $52.9 million or 10.0 percent to $582.1 million compared to $529.2 million for the same period of 2009. Noninterest-bearing deposits rose $6.9 million, while interest-bearing accounts increased $46.0 million. We experienced growth in all major deposit categories except for time deposits less than $100. However almost three-quarters of the growth was concentrated in interest-bearing transaction accounts.
Market interest rates remained at historically low levels during the first half of 2010. The 3-month U.S. Treasury rate was 0.17 percent at June 30, 2010, and 0.19 percent at June 30, 2009. In addition, given the prolonged length of time interest rates have been at historically low levels, management reduced the standard rate paid for interest-bearing transaction accounts 10 basis points to 0.15 percent from 0.25 percent. Furthermore, promotional gas lease certificates of deposit were renewed at lower market rates. As a result, our cost of deposits for the six months ended June 30, decreased 34 basis points to 1.94 percent in 2010 from 2.28 percent in 2009. The FOMC has indicated that economic conditions appear to warrant these low interest rate levels for some time. We anticipate our funding costs to remain favorable for the remainder of 2010. However, should competition within our market area intensify, our cost of funds could be negatively impacted.
Volatile time deposits, time deposits in denominations of $100 or more, decreased $7.0 million to $85.5 million at June 30, 2010, from $92.5 million at the end of the previous quarter. These deposits averaged $90.4 million for the six months ended June 30, 2010, an increase of $14.7 million or 19.4 percent compared to $75.7 million for the same six months of 2009. The average cost of large denomination time deposits decreased 94 basis points to 2.62 percent for the first half of 2010, compared to 3.56 percent for the same period of 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Maturities of time deposits of $100 or more at June 30, 2010, and December 31, 2009, are summarized as follows:
Maturity distribution of time deposits of $100 or more

	June 30,	December 31,
	2010	2009
Within three months	$27,693	$13,860
After three months but within six months	19,746	31,501
After six months but within twelve months	17,800	22,289
After twelve months	20,275	21,287

Total	$85,514	$88,937

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
Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
June 30, 2010	three months	twelve months	five years	five years	Total
Rate-sensitive assets:
Investment securities	$4,007	$11,802	$43,265	$53,777	$112,851
Loans held for sale, net	110				110
Loans, net of unearned income	165,891	115,382	165,327	18,543	465,143
Federal funds sold	31,700				31,700

Total	$201,708	$127,184	$208,592	$72,320	$609,804

Rate-sensitive liabilities:
Money market accounts	$23,548	$8,259			$31,807
NOW accounts	87,232	19,325			106,557
Savings accounts	2,741		$109,801		112,542
Time deposits less than $100	27,268	43,766	69,793	$12,123	152,950
Time deposits $100 or more	27,693	37,546	19,022	1,253	85,514
Long-term debt				8,000	8,000

Total	$168,482	$108,896	$198,616	$21,376	$497,370

Rate sensitivity gap:
Period	$33,226	$18,288	$9,976	$50,944
Cumulative	$33,226	$51,514	$61,490	$112,434	$112,434

RSA/RSL ratio:
Period	1.20	1.17	1.05	3.38
Cumulative	1.20	1.19	1.13	1.23	1.23
Our cumulative one-year RSA/RSL ratio equaled 1.19 at June 30, 2010, compared to 0.87 at the end of the previous quarter. Given the current rate environment, our asset liability strategy for 2010 focuses on trying to maintain equilibrium between rate sensitive assets and liabilities with a shift towards a positive ratio should interest rates begin to rise. As part of our current strategy, we stress shorter repricing terms for new loan originations. In addition, we are offering preferential rates on our long-term certificates of deposit, including 60-, 72- and 90-month maturities. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The increase in our RSA/RSL ratio from the end of the first quarter of 2010 resulted from a $77.1 million increase in RSA maturing or repricing within the next 12 months, coupled with a $12.4 million decrease in RSL maturing or repricing within the same time frame. The increase in RSA resulted primarily from an $85.3 million increase in loans, net of unearned income, maturing or repricing within 12 months. In addition to stressing loan originations with shorter repricing terms, we enhanced our Asset/Liability modeling to incorporate prepayment speeds as required by our bank regulators. Partially offsetting this increase was reductions in investment securities maturing within this time frame and federal funds sold. With respect to the decrease in RSL, total time deposits maturing or repricing within 12 months decreased $14.6 million.
We also experienced an increase in our three-month ratio to 1.20 at June 30, 2010, from 0.98 at the end of the previous quarter. The increase primarily resulted from a $33.7 million increase in the amount of RSA maturing or repricing within three months. Similar to the 12-month ratio, the increase primarily resulted from the $39.6 million increase in loans, net of unearned income, maturing or repricing within three months.
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
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. According to the most recent model results, instantaneous and parallel shifts in general market rates of plus 100 basis points would result in a positive change in net interest income for the 12 months ended June 30, 2011. Model results under a minus 100 basis point scenario were not meaningful, as the majority of short-term general market rates are already near zero.

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
Community Bank has a Contingency Funding Plan in place to address alternative sources of liquidity, that go beyond our core deposit base, in the event of a funding crisis. Examples of events that may result in a liquidity crisis include, among others, natural disasters, war, reputational harm and severe and prolonged asset quality problems. The funding program ensures the availability of various alternative wholesale funding sources that can be used whenever appropriate. These identified alternative funding sources include:
•	FHLB-Pgh liquidity contingency line of credit;
•	Federal Reserve Bank discount window;
•	Internet certificates of deposit;
•	Brokered deposits;
•	Institutional Deposit Corporation deposits;
•	Repurchase agreements; and
•	Federal funds purchased.
Based on our liquidity position at June 30, 2010, we do not anticipate the need to utilize any of these sources in the near term.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after June 30, 2011. Our noncore funds at June 30, 2010, consisted solely of time deposits in denominations of $100 or more. At June 30, 2010, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 7.3 percent, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 3.4 percent. These ratios indicated that we had some reliance on noncore funds at June 30, 2010. These ratios were stable in comparison to 7.2 percent and 3.6 percent for the previous quarter. In addition, according to the most recent Bank Holding Company Performance Report for our Federal Reserve District, we were significantly less reliant on noncore funds than our peer group, which had noncore and short-term noncore funding dependence ratios of 24.0 percent and 12.5 percent.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold, decreased $7.5 million during the six months ended June 30, 2010. Similarly, cash and cash equivalents decreased $12.4 million for the same period last year. For the first half of 2010, cash used in financing activities totaled $14.3 million. Partially offsetting the outflow from financing activities were net cash provided by operating activities of $6.4 million and investing activities of $0.4 million. For the same period of 2009, cash used in investing activities totaled $19.4 million. Net cash provided by operating activities of $4.0 million and financing activities of $3.0 million partially offset the cash used in investing activities.
Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities provided net cash of $0.4 million for the six months ended June 30, 2010. In comparison, for the same period of 2009, we used net cash of $19.4 million. The change resulted primarily from a decrease in lending activities partially offset by an increase in purchases of available-for-sale investment securities.
Operating activities provided net cash of $6.4 million for the six months ended June 30, 2010, compared to $4.0 million for the same six months of 2009. Net income, adjusting for the effects of noncash transactions such as depreciation and the provision for loan losses is the primary source of funds from operations.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Deposit gathering is our predominant financing activity. During the first six months of 2010 deposit gathering slowed, which resulted in a $14.1 million reduction in net cash.
Capital Adequacy:
We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-weighted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2009 and 2008. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.
Regulatory agencies define institutions, not under a written directive to maintain certain capital levels, as well capitalized if they exceed the following:
•	A Tier I risk-based ratio of at least 6.0 percent:
•	A total risk-based ratio of at least 10.0 percent; and
•	A Leverage ratio of at least 5.0 percent.
However, the periodic regulatory exam process may require institutions to maintain capital ratios and amounts in excess of the minimum levels discussed above.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Our and Community Bank’s capital ratios at June 30, 2010 and 2009, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:
Regulatory capital

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30,	2010	2009	2010	2009	2010	2009
Basis for ratios:
Tier I capital to risk-weighted assets:
Consolidated	$51,459	$57,197	$19,799	$21,127
Community Bank	45,814	51,877	19,578	20,970	$29,367	$31,455
Total capital to risk-weighted assets:
Consolidated	65,755	63,216	39,598	42,254
Community Bank	60,042	57,896	39,156	41,940	48,945	52,424
Tier I capital to total average assets less goodwill:
Consolidated	51,459	57,197	25,771	24,727
Community Bank	45,814	51,877	$25,535	$24,577	$31,919	$30,722

Risk-weighted assets:
Consolidated	478,005	511,779
Community Bank	472,483	507,851
Risk-weighted off-balance sheet items:
Consolidated	16,970	16,394
Community Bank	16,970	16,394
Average assets for Leverage ratio:
Consolidated	644,285	618,174
Community Bank	$638,387	$614,435

Ratios:
Tier I capital as a percentage of risk- weighted assets and off-balance sheet items:
Consolidated	10.4%	10.8%	4.0%	4.0%
Community Bank	9.4	9.9	4.0	4.0	6.0%	6.0%
Total of Tier I and Tier II capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	13.3	12.0	8.0	8.0
Community Bank	12.3	11.0	8.0	8.0	10.0	10.0
Tier I capital as a percentage of total average assets less intangible assets:
Consolidated	8.0	9.3	4.0	4.0
Community Bank	7.2%	8.4%	4.0%	4.0%	5.0%	5.0%
At June 30, 2010, we reported Tier I capital, Total capital and Leverage ratios of 10.4 percent, 13.3 percent and 8.0 percent. In addition, Community Bank reported Tier I capital, Total capital and Leverage ratios of 9.4 percent, 12.3 percent and 7.2 percent. Community Bank continued to exceed the requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action at the close of the second quarter of 2010.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Stockholders’ equity equaled $53.6 million or $31.13 per share at June 30, 2010, an increase of $3.3 million compared to $50.3 million or $29.25 per share at December 31, 2009. Net income of $2.3 million was the primary factor leading to the capital improvement. We also experienced an increase in other comprehensive income of $920 resulting from market value appreciation on available-for-sale investment securities.
We did not declare any dividends during the three months or six months ended June 30, 2010. Our ability to declare and pay dividends is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from Community Bank for payment of dividends to stockholders. Community Bank’s ability to pay dividends is subject to federal and state regulations. On March 1, 2010, we received notification from the Federal Reserve Board recommending that we and Community Bank suspend the declaration or payment of dividends. Moreover, this notification requires us and Community Bank to inform the Federal Reserve Board prior to declaring future dividends.
We have a dividend reinvestment plan which allows stockholders to automatically reinvest their dividends in shares of our common stock. We did declare a dividend for the fourth quarter of 2009. As a result, for the six months ended June 30, 2010, 1,916 shares were issued under this plan relative to the fourth quarter of 2009 dividend.
Review of Financial Performance:
Net income for the second quarter of 2010 equaled $1,190 or $0.69 per share, year-to-date earnings totaled $2,340 or $1.36 per share. Comparable earnings for 2009 were $1,215 or $0.70 per share for the second quarter and $2,990 or $1.73 per share year-to-date. Net income was impacted by lower net interest income and noninterest income, partially mitigated by decreases in noninterest expense. Return on average assets was 0.74 percent for the second quarter and 0.73 percent for the first half of 2010, compared to 0.79 percent and 0.97 percent for the respective 2009 periods. Return on average stockholders’ equity was 9.22 percent for the second quarter and 9.19 percent year-to-date 2010, compared to 8.18 percent and 10.21 percent for the same periods of 2009.

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
Net interest income changes due to rate and volume

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010 vs. 2009			2010 vs. 2009
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total			Total
	Change	Rate	Volume	Change	Rate	Volume
Interest income:
Loans:
Taxable	$(494)	$(357)	$(137)	$(1,001)	$(792)	$(209)
Tax-exempt	(456)	89	(545)	(977)	140	(1,117)
Investments:
Taxable	201	(189)	390	572	(287)	859
Tax-exempt	(357)	6	(363)	(713)	3	(716)
Federal funds sold	9		9	16	(2)	18

Total interest income	(1,097)	(451)	(646)	(2,103)	(938)	(1,165)

Interest expense:
Money market accounts	23	8	15	56	21	35
NOW accounts	121	18	103	197	7	190
Savings accounts	(36)	(42)	6	(34)	(49)	15
Time deposits less than $100	(155)	(93)	(62)	(369)	(243)	(126)
Time deposits $100 or more	(64)	(155)	91	(161)	(392)	231
Short-term borrowings	(36)	(6)	(30)	(92)	(11)	(81)
Long-term debt	160		160	320		320

Total interest expense	13	(270)	283	(83)	(667)	584

Net interest income	$(1,110)	$(181)	$(929)	$(2,020)	$(271)	$(1,749)

For the six months ended June 30, tax-equivalent net interest income decreased $2,020 or 17.0 percent to $9,876 in 2010 from $11,896 in 2009. Negative volume and rate variances, caused the net interest income reduction.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Changes in the volumes of earning assets and interest-bearing liabilities contributed to a $1,749 decrease in net interest income. For the six months ended June 30, average earning assets increased $24.0 million or 4.1 percent to $613.3 million in 2010 from $589.3 million in 2009. Despite the growth, tax-equivalent interest income decreased $1,165 due to changes in volumes of earning assets. Specifically, the decline was due, for the most part, to a $43.6 million or 8.5 percent reduction in average loans. Average tax-exempt loans decreased $36.3 million, while taxable loans declined $7.3 million, which resulted in reductions in tax-equivalent interest income of $1,117 and $209. With regard to tax-exempt loans, several large tax and revenue anticipation notes of local municipalities, which were outstanding during the first half of 2009, matured by year end. As part of our tax planning strategy for 2010, we chose not to actively compete for these types of loans. The maturities and repayments received from the loan portfolio were reinvested in lower-yielding assets.
Also adversely impacting tax-equivalent net interest income was growth in average interest-bearing liabilities of $27.5 million to $502.1 million for the six months ended June 30, 2010, from $474.6 million for the same six months of 2009. The growth resulted in additional interest expense of $584. Specifically, average interest-bearing transaction accounts, which include money market, NOW and savings accounts, grew $39.0 million and together caused interest expense to increase $240. Average total time deposits increased $7.0 million and resulted in additional interest expense of $105. Long-term debt averaged $8.0 million in 2010 and resulted in an increase in interest expense of $320. Partially offsetting these increase, was a decrease in average short-term borrowings of $26.5 million comparing the six months ended June 30, 2010 and 2009, which resulted in a reduction in interest expense of $81.
In addition to the unfavorable volume variance, a negative rate variance resulted in a decrease of $271 in tax-equivalent net interest income. Reductions in loan and investment yields, more than offset a decrease in funding costs. The tax-equivalent yield on earning assets decreased 92 basis points to 4.91 percent for the six months ended June 30, 2010, from 5.83 percent for the same period of 2009, resulting in a reduction in interest income of $938. Specifically, the tax-equivalent yield on the loan portfolio decreased 31 basis points, while the tax-exempt yield on the investment portfolio declined 229 basis points comparing the first half of 2010 and 2009. These reductions in yield led to declines in tax-equivalent interest income of $652 and $284.
The reduction in interest revenue was offset partially by a decrease in interest expense of $667, which resulted from a 15 basis point decrease in the cost of funds to 2.04 percent for the first half of 2010 from 2.19 percent for the same period of 2009. We experienced a significant decrease in our time deposit costs, as promotional gas lease certificates of deposit were renewed at lower rates. As a result, the average cost of time deposits decreased 53 basis points to 2.91 percent in 2010 from 3.44 percent in 2009. This resulted in a reduction in interest expense of $635 and accounted for 95.2 percent of the total decrease in interest expense.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the quarter ended June 30, 2010, tax-equivalent net interest income decreased $1,110 in comparison to the same three months of last year. Similar to the results for six months, the increase was due primarily to a negative volume variance of $929, coupled with a negative rate variance of $181. Average earning assets grew $25.5 million comparing the second quarters of 2010 and 2009. However, similar to the year-to-date analysis, the change resulted in a reduction in tax-equivalent interest income of $646. In addition, growth of $30.2 million in interest-bearing liabilities resulted in additional interest expense of $283. With regard to the negative rate variance, the tax-equivalent yield on earning assets decreased 97 basis points comparing the second quarters of 2010 and 2009, which resulted in a reduction in interest revenue of $451. Partially mitigating the decrease in revenue was a reduction in interest expense of $270 due to a 12 basis point decline in our cost of funds.
Maintenance of an adequate net interest margin is one of our primary concerns. Monies received from repayments and maturities from our loan portfolio reinvested into lower-yielding assets, a reduction in the volume of tax-exempt loans, higher levels of nonaccrual loans and issuance of subordinated debt all factored into the 82 basis point decrease in our tax-equivalent net interest margin to 3.25 percent for the first half of 2010 from 4.07 percent for the same period of 2009. For the second quarter, our net interest margin was 3.19 percent, a contraction of 90 basis points compared to 4.09 percent for the second quarter of 2009 and 11 basis points compared to 3.30 percent for the previous quarter. The FOMC has indicated that general market rates would remain low for some time. However, no assurance can be given that these conditions will continue. Net interest income could be adversely affected by changes in general market rates or increased competition. We believe by following prudent pricing practices coupled with careful investing, our net interest margin will improve.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the six months ended June 30, 2010 and 2009, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.
Summary of net interest income

	June 30, 2010			June 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning assets:
Loans:
Taxable	$439,048	$11,883	5.46%	$446,405	$12,884	5.82%
Tax-exempt	31,218	970	6.27	67,528	1,947	5.81
Investments:
Taxable	91,983	1,256	2.75	33,589	684	4.11
Tax-exempt	22,063	818	7.48	41,375	1,531	7.46
Federal funds sold	29 011	17	0.12	433	1	0.47

Total earning assets	613,323	14,944	4.91%	589,330	17,047	5.83%
Less: allowance for loan losses	15,900			5,602
Other assets	47,303			34,877

Total assets	$644,726			$618,605

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$34,895	170	0.98%	$27,229	114	0.84%
NOW accounts	100,946	758	1.51	75,689	561	1.49
Savings accounts	110,124	241	0.44	104,034	275	0.53
Time deposits less than $100	157,696	2,403	3.07	165,475	2,772	3.38
Time deposits $100 or more	90,426	1,176	2.62	75,684	1,337	3.56
Short-term borrowings	17		0.61	26,537	92	0.70
Long-term debt	8,000	320	8.07

Total interest-bearing liabilities	502,104	5,068	2.04%	474,648	5,151	2.19%
Noninterest-bearing deposits	88,005			81,115
Other liabilities	3,260			3,782
Stockholders’ equity	51,357			59,060

Total liabilities and stockholders’ equity	$644,726			$618,605

Net interest income/spread		$9,876	2.87%		$11,896	3.64%

Net interest margin			3.25%			4.07%
Tax equivalent adjustments:
Loans		$330			$662
Investments		278			521

Total adjustments		$608			$1,183

Note:
Average balances were calculated using average daily balances. Interest income on loans include fees of $381 in 2010 and $532 in 2009. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $918 and $2,647 for the six months ended June 30, 2010 and 2009 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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
For the three months and six months ended June 30, 2010, the provision for loan losses totaled $300 and $1,300. In comparison, the provision for loan losses was $520 and $1,090 for the respective periods of 2009.
Noninterest Income:
Noninterest income for the second quarter decreased $378 or 28.6 percent to $944 in 2010 from $1,322 in 2009. A $276 or 56.3 percent decrease in mortgage banking income was the primary factor contributing to the second quarter reduction. For the six months ended June 30, 2010, noninterest income totaled $2,327, a decrease of $569 or 19.6 percent from $2,896 for the same six months of 2009. Included in year-to-date noninterest income in 2009 was a net gain of $294 from the dispositions of the former Tunkhannock and Eaton Township, Pennsylvania branch offices. Activity in our secondary mortgage banking division subsided, which caused a $397 decrease in mortgage banking income comparing the first half of 2010 and 2009. Service charges, fees and commissions decreased $125 to $1,471 in 2010 from $1,596 in 2009. For the six months ended June 30, noninterest income included a net gain from the sale of available-for-sale investment securities of $361 in 2010 and $114 in 2009.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Major components of noninterest expense for the three months and six months ended June 30, 2010 and 2009, are summarized as follows:
Noninterest expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Salaries and employee benefits expense:
Salaries and payroll taxes	$1,733	$1,681	$3,461	$3,375
Employee benefits	450	483	909	929

Salaries and employee benefits expense	2,183	2,164	4,370	4,304

Net occupancy and equipment expense:
Net occupancy expense	260	273	590	627
Equipment expense	287	310	560	631

Net occupancy and equipment expense	547	583	1,150	1,258

Other expenses:
Marketing expense	108	175	204	361
Other taxes	154	160	315	346
Stationery and supplies	53	60	96	129
Contractual services	512	599	1,005	1,136
Insurance, including FDIC assessment	402	807	762	977
Other	407	459	818	844

Other expenses	1,636	2,260	3,200	3,793

Total noninterest expense	$4,366	$5,007	$8,720	$9,355

For the second quarter, noninterest expense decreased $641 or 12.8 percent to $4,366 in 2010 from $5,007 in 2009. The decrease resulted primarily from a $624 or 27.6 percent decrease in other expenses. Salaries and employee benefits expense increased $19, while net occupancy and equipment expense decreased $36. For the six months ended June 30, 2010, noninterest expense decreased $635 or 6.8 percent to $8,720 in 2010 from $9,355 in 2009. We measure our efficiency using two key industry ratios, the operating efficiency ratio and the overhead ratio. The operating efficiency ratio is defined as noninterest expense as a percentage of net interest income and noninterest income, and the overhead ratio is calculated by dividing noninterest expense by average total assets. Despite the decrease in noninterest expense, our operating efficiency ratio weakened to 75.2 percent for the six months ended June 30, 2010 from 68.7 percent for the same six months of 2009 due to a reductions in net interest income and noninterest income. However, our overhead ratio improved to 2.7 percent for the first half of 2010 compared to 3.0 percent for the same period last year.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Salaries and employee benefits expense comprise the majority of our noninterest expense. These payroll-related expenses increased $19 to $2,183 for the second quarter of 2010 from $2,164 for the same quarter of 2009. Salaries and payroll taxes increased $52, while employee benefits decreased $33. For the six months ended June 30, 2010, payroll and benefit related expenses totaled $4,370, an increase of $66 or 1.5 percent from $4,304 for the same six months of 2009.
Occupancy and equipment expense decreased $36 or 6.2 percent comparing the second quarters of 2010 and 2009. Building-related expense declined $13 due primarily to a reduction in rental expense, while decreases in software and office equipment depreciation resulted in a $23 decline in equipment-related expense. For the six months ended June 30, 2010, occupancy and equipment expense totaled $1,150 a decrease of $108 from $1,258 for the same six months of 2009.
For the second quarter, other expenses decreased $624 or 27.6 percent to $1,636 in 2010 from $2,260 in 2009. Year-to-date other expenses totaled $3,200, a decrease of $593 or 15.6 percent compared to $3,793 for the same period one year ago. The quarterly and year-to-date decreases were due largely to reductions in marketing-related expenses, directors’ fees and deposit insurance.
Our deposits are insured up to regulatory limits by the FDIC and accordingly, are subject to deposit insurance assessments. Under the provisions of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Bank Insurance Fund and the Savings Association Insurance Fund were merged into the Deposit Insurance Fund (“DIF”). Under the Reform Act, the annual DIF assessment rate is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Each institution is placed into one of four risk categories depending on the institution’s capital ratios and supervisory ratings. Based on our latest assignments, we migrated from Risk Category I, institutions posing the least amount of risk to the DIF, to Risk Category II and will pay approximately $0.22 per $100 dollars of assessable deposits for the second quarter of 2010. The migration resulted directly from the deterioration in our asset quality.
On November 12, 2009, the FDIC issued a final rule that required all insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Our prepaid assessment was $2.9 million at June 30, 2010 and $3.5 million at December 31, 2009. The FDIC also adopted a uniform increase in assessment rates of $0.03 per $100 dollars of assessable deposits effective January 1, 2011.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established annual FICO assessment rate effective for the first and second quarters of 2010 at 0.0104 per $100 dollars of DIF-assessable deposits. Our FICO assessments totaled $31 and $28 for the six months ended June 30, 2010 and 2009.
Income Taxes:
For the six months ended June 30, 2010, we recorded an income tax benefit of $765. In comparison, we had income tax expense of $174 for the same period of 2009. The income tax benefit arose from the utilization of tax credits from our investments as a limited partner in elderly and low-income housing projects to mitigate our tax burden. One such project affords us approximately $3.7 million in investment tax credits over a 10-year period which began in 2007. We expect to recognize a total of $372 in tax credits from this project in 2010. In the fourth quarter of 2009, Community Bank made an investment in another elderly, low-income housing project. For this investment, Community Bank will receive a one-time historical tax credit of approximately $1.5 million in 2010 and approximately $5.5 million in low-income housing credits spread over a period beginning in 2010 and ending in 2021. For the six months ended June 30, 2010, we recognized tax credits totaling $932 from these investments.
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

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
As of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures, as of June 30, 2010, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2010, that it identified a material weakness in internal control over financial reporting related to the recognition, measurement, presentation and disclosure of the Company’s allowance for loan losses. In order to rectify the previously reported material weakness, management revised the Company’s methodology in determining the estimate for the allowance for loan losses under GAAP and applicable supervisory guidance to include in the impairment valuation for loans collectively evaluated for impairment under FASB ASC 450, “Contingencies,” qualitative factors to address the following:
•	The measurement of changes in the levels and trends of adversely classified loans and their potential effect on risked-based capital ratios; and
•	The identification of and changes in concentrations of credit and their potential effect on the allowance for loan losses.
After reviewing the results of these revisions, management concluded that internal controls related to the recognition, measurement, presentation and disclosure of the Company’s allowance for losses are designed and operating effectively to prevent a material error from occurring or to assure that such an error would be detected and corrected in a timely manner. In order to ensure that adequacy and accuracy in these determinations are consistently present, management will continue to enhance its methodology to improve the estimates with respect to the applicable supervisory guidance with the assistance of an external independent consulting firm.

Comm Bancorp, Inc.
OTHER INFORMATION
Part II. Other Information
Item 1. Legal Proceedings
NONE
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
NONE
Item 3. Defaults Upon Senior Securities
NONE
Item 4. Removed and reserved
NONE
Item 5. Other Information
On August 9, 2010, the Company and F.N.B. Corporation entered into an Agreement and Plan of Merger, whereby the Company will be merged with and into F.N.B. Corporation and a related bank merger agreement by and between the Company’s wholly-owned subsidiary bank, Community Bank and Trust Company and F.N.B. Corporation’s wholly-owned subsidiary bank, First National Bank of Pennsylvania. The closings on these mergers are conditioned upon, among other things, approvals of applicable regulatory agencies and the stockholders of the Company.
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

Registrant, Comm Bancorp, Inc.
Date: August 13, 2010	/s/ William F. Farber, Sr.
William F. Farber, Sr.
President and Chief Executive Officer Chairman of the Board/Director (Principal Executive Officer)

Date: August 13, 2010	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2010	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Vice President of Finance (Principal Accounting Officer)

EXHIBIT INDEX

Item Number		Description	Page

31	(i)	CEO and CFO Certifications Pursuant to Rule 13a-14(a)/15d-14(a).	60

32		CEO and CFO Certifications Pursuant to Section 1350.	62