Form 10-Q
period 2010-09-30
COMM BANCORP INC
filed 2010-11-15
CIK 730030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,722,923 at October 31, 2010.

Exhibit Index on Page 61

COMM BANCORP, INC.
FORM 10-Q
September 30, 2010

*	Not Applicable

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans:
Taxable	$5,806	$6,194	$17,689	$19,078
Tax-exempt	319	598	959	1,883
Interest and dividends on investment securities available-for-sale:
Taxable	590	205	1,842	869
Tax-exempt	219	407	759	1,417
Dividends	2	9	6	29
Interest on federal funds sold	12	4	29	5

Total interest income	6,948	7,417	21,284	23,281

Interest expense:
Interest on deposits	2,100	2,433	6,848	7,492
Interest on short-term borrowings		5		97
Interest on long-term debt	160		480

Total interest expense	2,260	2,438	7,328	7,589

Net interest income	4,688	4,979	13,956	15,692
Provision for loan losses	300	8,670	1,600	9,760

Net interest income (loss) after provision for loan losses	4,388	(3,691)	12,356	5,932

Noninterest income:
Service charges, fees and commissions	711	848	2,182	2,444
Mortgage banking income	405	287	900	1,179
Net gain on sale of premises and equipment				294
Net gain on sale of investment securities available-for-sale		1,385	361	1,499

Total noninterest income	1,116	2,520	3,443	5,416

Noninterest expense:
Salaries and employee benefits expense	2,188	2,025	6,558	6,329
Net occupancy and equipment expense	558	591	1,708	1,849
Other expenses	2,203	1,942	5,403	5,735

Total noninterest expense	4,949	4,558	13,669	13,913

Income (loss) before income taxes	555	(5,729)	2,130	(2,565)
Income tax benefit	(445)	(2,354)	(1,210)	(2,180)

Net income (loss)	1,000	(3,375)	3,340	(385)

Other comprehensive income (loss):
Unrealized gains on investment securities available-for-sale	777	1,118	2,532	1,473
Reclassification adjustment for gains included in net income		(1,385)	(361)	(1,499)
Income tax expense (benefit) related to other comprehensive income (loss)	264	(91)	738	(9)

Other comprehensive income (loss), net of income taxes	513	(176)	1,433	(17)

Comprehensive income (loss)	$1,513	$(3,551)	$4,773	$(402)

Per share data:
Net income (loss)	$0.58	$(1.95)	$1.94	$(0.22)
Cash dividends declared		$0.28		$0.84
Average common shares outstanding	1,722,923	1,718,439	1,722,923	1,722,994
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Assets:
Cash and due from banks	$52,658	$23,978
Federal funds sold	19,501	25,300
Investment securities available-for-sale	108,555	108,005
Loans held for sale, net	625	2,016
Loans, net of unearned income	447,282	476,944
Less: allowance for loan losses	13,669	17,462

Net loans	433,613	459,482
Premises and equipment, net	11,300	11,616
Accrued interest receivable	2,023	2,122
Other assets	24,502	19,634

Total assets	$652,777	$652,153

Liabilities:
Deposits:
Noninterest-bearing	$82,407	$88,335
Interest-bearing	503,536	502,448

Total deposits	585,943	590,783
Long-term debt	8,000	8,000
Accrued interest payable	1,110	1,296
Other liabilities	2,572	1,740

Total liabilities	597,625	601,819

Stockholders’ equity:
Common stock, par value $0.33, authorized 12,000,000 shares, issued and outstanding: September 30, 2010, 1,722,923 shares; December 31, 2009, 1,721,007 shares	569	568
Capital surplus	8,010	7,966
Retained earnings	44,321	40,981
Accumulated other comprehensive income	2,252	819

Total stockholders’ equity	55,152	50,334

Total liabilities and stockholders’ equity	$652,777	$652,153

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
(Unaudited)	Stock	Surplus	Earnings	Income	Equity
Balance, December 31, 2009	$568	$7,966	$40,981	$819	$50,334
Net income			3,340		3,340
Dividend reinvestment plan: 1,916 shares issued	1	44			45
Other comprehensive income, net of income taxes				1,433	1,433

Balance, September 30, 2010	$569	$8,010	$44,321	$2,252	$55,152

Balance, December 31, 2008	$571	$7,694	$47,862	$1,671	$57,798
Net loss			(385)		(385)
Dividends declared: $0.84 per share			(1,446)		(1,446)
Dividend reinvestment plan: 6,494 shares issued	2	241			243
Repurchase and retirement: 18,117 shares	(6)	(54)	(624)		(684)
Other comprehensive loss, net of income taxes				(17)	(17)

Balance, September 30, 2009	$567	$7,881	$45,407	$1,654	$55,509

See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

	2010	2009
Nine Months Ended September 30,	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,340	$(385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,600	9,760
Depreciation and amortization of premises and equipment	578	678
Net amortization of investment securities	1,575	236
Amortization of net loan costs	255	286
Amortization of mortgage servicing rights	213	310
Deferred income tax expense (benefit)	1,646	(2,044)
Net gain on sale of investment securities available-for-sale	(361)	(1,499)
Net gain on sale of loans	(805)	(1,210)
Net gain on sale of premises and equipment		(294)
Net loss sale of foreclosed assets		159
Changes in:
Loans held for sale, net	2,196	2,600
Accrued interest receivable	99	(454)
Other assets	(3,083)	(1,219)
Accrued interest payable	(186)	(630)
Other liabilities	335	339

Net cash provided by operating activities	7,402	6,633

Cash flows from investing activities:
Proceeds from repayments of investment securities available-for-sale	14,092	7,700
Proceeds from sales of investment securities available-for-sale	6,154	40,460
Purchases of investment securities available-for-sale	(19,839)	(4,651)
Proceeds from sale of foreclosed assets	365	268
Net decrease (increase) in lending activities	20,005	(26,970)
Proceeds from sale of premises and equipment		509
Purchases of premises and equipment	(262)	(771)

Net cash provided by investing activities	20,515	16,545

Cash flows from financing activities:
Net changes in:
Money market, NOW, savings and noninterest-bearing accounts	15,202	7,436
Time deposits	(20,042)	5,373
Proceeds from issuance of common shares	45	243
Repurchase and retirement of common shares		(684)
Cash dividends paid	(241)	(1,435)

Net cash provided by (used in) financing activities	(5,036)	10,933

Net increase in cash and cash equivalents	22,881	34,111
Cash and cash equivalents at beginning of year	49,278	20,717

Cash and cash equivalents at end of period	$72,159	$54,828

Supplemental disclosures:
Cash paid during the period for:
Interest	$7,514	$8,219
Income taxes		691
Noncash items:
Transfers of loans to foreclosed assets	4,009	2,023
Unrealized losses (gains) on investment securities available-for-sale, net	$(1,433)	$17
See Notes to Consolidated Financial Statements.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of presentation:
The accompanying unaudited consolidated financial statements of Comm Bancorp, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have a material effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months and nine months ended and as of September 30, 2010, are not necessarily indicative of the results of operations and financial position that may be expected in the future.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Amended Annual Report on Form 10-K/A for the period ended December 31, 2009.
The consolidated financial statements as of December 31, 2009, and related disclosures, herein, conform to the presentation as included in the Company’s 2009 Amended Annual Report on Form 10-K/A, filed on May 17, 2010.
2. Earnings per common share:
The Company had no dilutive potential common shares outstanding during the three-month and nine-month periods ended September 30, 2010 and 2009, therefore, the per share data presented on the face of the Consolidated Statements of Income and Comprehensive Income relates to basic per share amounts.
3. Subsequent events:
The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
4. Investment securities:
All investment securities were classified as available-for-sale at September 30, 2010 and December 31, 2009. The amortized cost and fair value of available-for-sale securities aggregated by investment category at September 30, 2010 and December 31, 2009, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
State and municipals	$18,080	$1,415		$19,495
Mortgage-backed securities:
U.S. Government agencies	84,222	1,901	$5	86,118
U.S. Government-sponsored enterprises	164	9		173
Equity securities:
Restricted	2,537			2,537
Other	139	96	3	232

Total	$105,142	$3,421	$8	$108,555

	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
State and municipals	$25,343	$1,520	$1	$26,862
Mortgage-backed securities:
U.S. Government agencies	78,537	17	399	78,155
U.S. Government-sponsored enterprises	208	12		220
Equity securities:
Restricted	2,537			2,537
Other	139	94	2	231

Total	$106,764	$1,643	$402	$108,005

Net unrealized holding gains and losses on available-for-sale securities are included as a separate component in stockholders’ equity. The Company had net unrealized holding gains of $2,252, net of deferred income taxes of $1,161, at September 30, 2010, and $819, net of deferred income taxes of $422, at December 31, 2009.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
4. Investment securities (continued):
The fair value and gross unrealized losses of available-for-sale securities with unrealized losses for which an other-than-temporary impairment has not been recognized at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010	Value	Losses	Value	Losses	Value	Losses
State and municipals
Mortgage-backed securities:
U.S. Government agencies	$1,723	$5			$1,723	$5
U.S. Government-sponsored enterprises
Equity securities:
Restricted
Other			$6	$3	6	3

Total	$1,723	$5	$6	$3	$1,729	$8

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
State and municipals	$686	$1			$686	$1
Mortgage-backed securities:
U.S. Government agencies	30,651	399			30,651	399
U.S. Government-sponsored enterprises
Equity securities:
Restricted
Other			$7	$2	7	2

Total	$31,337	$400	$7	$2	$31,344	$402

At September 30, 2010, the Company had 100 investment securities, consisting of 74 tax-exempt state and municipal obligations, 17 mortgage-backed securities, including collateralized mortgage obligations, and two restricted and seven marketable equity securities. There were two investment securities in an unrealized loss position at September 30, 2010, including one mortgage-backed security and one marketable equity security. The marketable equity security has been in a continuous unrealized loss position for 12 months or more.
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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
4. Investment securities (continued):
The mortgage-backed security having an unrealized loss at September 30, 2010, was a Government National Mortgage Association (“GNMA”) federal agency bond, which is a direct obligation of the U.S. Government. The GNMA mortgage-backed security in an unrealized loss position at September 30, 2010, was backed by the full faith and credit of the U.S. Government and thus considered to have no risk of default. The unrealized loss position for this security was less than 12 months. The unrealized loss was not considered to be other-than-temporary because it was a direct result of interest rate fluctuation, and management does not intend to sell the security, and it is unlikely that the Company will be required to sell the security, before recovery of its amortized cost basis, which may be at maturity.
Tax-exempt state and municipal securities consisted entirely of insured general obligation bonds at September 30, 2010. There were no tax-exempt state and municipal securities in an unrealized loss position at September 30, 2010.
Marketable equity securities are held at the Parent Company and consist of common stocks of commercial banks. At September 30, 2010, the market value of common stock held in Wells Fargo and Company was below its amortized cost basis. This stock was originally that of Wachovia Corporation, which was acquired by Wells Fargo and Company after the close of business on December 31, 2008. Wells Fargo and Company had a credit rating of “AA” and was categorized as well capitalized under regulatory capital guidelines at September 30, 2010. As a result, the Company does not consider the unrealized loss to be other-than-temporary. At the current time we do not intend to sell, and it is unlikely that the Company will be required to sell, the security as the entire cost basis is expected to be recovered.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
4. Investment securities (continued):
The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2010, is summarized in the table that follows. The distributions are based on contractual maturity with the exception of mortgage-backed securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

		After one	After five
	Within	but within	but within	After
September 30, 2010	one year	five years	ten years	ten years	Total
State and municipals	$1,129	$2,753	$10,550	$5,063	$19,495
Mortgage-backed securities:
U.S. Government	13,543	40,356	30,076	2,143	86,118
U.S. Government-sponsored	46	113	14		173

Total	$14,718	$43,222	$40,640	$7,206	$105,786

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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
5. Fair values of financial instruments (continued):
Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, are summarized below:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2010	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available-for-sale:
State and municipals	$19,495		$19,495
Mortgage-backed securities:
U.S. Government agencies	86,118		86,118
U.S. Government-sponsored enterprises	173		173
Equity securities:
Other	232	$232

Total	$106,018	$232	$105,786

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2009	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available-for-sale:
State and municipals	$26,862		$26,862
Mortgage-backed securities:
U.S. Government agencies	78,155		78,155
U.S. Government-sponsored enterprises	220		220
Equity securities:
Other	231	$231

Total	$105,468	$231	$105,237

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

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
5. Fair values of financial instruments (continued):
Assets measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009, are summarized below:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2010	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$6,046			$6,046
Foreclosed assets	$3,564			$3,564

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2009	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$7,719			$7,719
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $8,638 and a related allowance of $2,592 at September 30, 2010. Impaired loans had a recorded investment of $13,481 and a related allowance of $5,762 at December 31, 2009.
Foreclosed assets are measured at fair value based upon current estimates derived through independent appraisals less cost to sell.
Disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value is required by GAAP. The Company’s assets that were considered financial instruments approximated 94.7 percent of total assets at September 30, 2010, and 95.3 percent of total assets at December 31, 2009. Liabilities that were considered financial instruments approximated 99.6 percent of total liabilities at September 30, 2010, and 99.7 percent of total liabilities at December 31, 2009. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

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
Off-balance sheet financial instruments: The majority of commitments to extend credit, unused portions of lines of credit and letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at September 30, 2010 and December 31, 2009.

Comm Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Dollars in thousands, except per share data)
5. Fair values of financial instruments (continued):
The estimated fair value of financial instruments at September 30, 2010 and December 31, 2009, is summarized as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$72,159	$72,159	$49,278	$49,278
Investment securities available-for-sale	108,555	108,555	108,005	108,005
Loans held for sale, net	625	625	2,016	2,016
Net loans	433,613	439,823	459,482	467,018
Mortgage servicing rights	972	972	893	893
Accrued interest receivable	2,023	2,023	2,122	2,122

Total	$617,947	$624,157	$621,796	$629,332

Financial liabilities:
Deposits without stated maturities	$354,134	$354,134	$338,932	$338,932
Deposits with stated maturities	231,809	240,495	251,851	256,749
Long-term debt	8,000	8,000	8,000	8,066
Accrued interest payable	1,110	1,110	1,296	1,296

Total	$595,053	$603,739	$600,079	$605,043

6. Definitive Merger Agreement:
On August 9, 2010, the Company entered into a Definitive Merger Agreement with F.N.B. Corporation (“F.N.B.”) pursuant to which F.N.B. will acquire the Company in a stock and cash transaction. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of the Company will be entitled to receive a fixed exchange ratio of 3.4545 shares of F.N.B. common stock and $10.00 in cash for each share of the Company’s common stock. Completion of the merger requires, among other things, the approval of the Company’s stockholders and customary regulatory approvals. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to F.N.B. a termination fee of approximately $2.8 million.
The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Definitive Merger Agreement filed by the Company as Exhibit 99.2 to the Current Report on Form 8-K on August 10, 2010.
Pending regulatory and stockholder approvals, the Company expects the merger to be consummated by December 31, 2010. However, there can be no assurance that the transaction will be consummated or, if consummated, when the transaction will occur.

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
Accounting estimates require assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change in the next year relate to the allowance for loan losses, fair values of financial instruments and the valuations of real estate acquired through foreclosure, deferred tax assets and liabilities and intangible assets. Actual amounts could differ from those estimates.
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
Operating Environment:
Similar to the previous two quarters, the United States economy continued to experience only moderate growth during the third quarter of 2010. The gross domestic product, the value of all goods and services produced in the United States, grew at an annual rates of 2.0 percent in the third quarter of 2010, 1.7 percent in the second quarter and 3.7 percent in the first quarter. The third quarter growth primarily reflected increases in consumer, business and federal government spending, partially offset by a reduction in residential construction. Consumer spending increased at an annual rate of 2.6 percent in the third quarter of 2010 while nonresidential spending advanced at an annual rate of 9.7 percent. Spending for equipment and software grew 12.0 percent, while investment in nonresidential structures rose 3.9 percent. In addition, strong defense and nondefense spending, together, influenced an 8.8 percent increase in spending by the federal government. However, labor conditions remained weak in comparison to pre-recession standards. The unemployment rate was 9.6 percent for September 2010, down slightly from a rate of 9.8 percent one year ago. In addition, despite growing 25.7 percent in the second quarter, construction spending declined 29.1 percent in third quarter of 2010, keeping the number of housing starts at depressed levels.
In light of domestic economic uncertainty, coupled with low inflationary conditions, the Federal Open Market Committee (“FOMC”) decided to keep the target range for the federal funds rate unchanged at 0.00 percent or 0.25 percent during the third quarter of 2010 and indicated that conditions would continue to warrant this accommodative position for some time.

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
Review of Financial Position:
Total assets equaled $652.8 million at September 30, 2010, and $652.2 million at December 31, 2009. Loans, net of unearned income, decreased $29.6 million to $447.3 million at the close of the third quarter from $476.9 million at year-end 2009. Total deposits decreased $4.9 million to $585.9 million at September 30, 2010, from $590.8 million at December 31, 2009. Noninterest-bearing deposits decreased $5.9 million, while interest-bearing deposits increased $1.0 million. Cash and cash equivalents, including federal funds sold, rose $22.9 million from the end of 2009. Stockholders’ equity increased $4.9 million to $55.2 million at September 30, 2010, from $50.3 million at December 31, 2009.
In comparison to the end of the previous quarter, total assets increased $11.0 million from $641.8 million at June 30, 2010. The change in the balance sheet from the end of the second quarter reflected a $9.2 million increase in total deposits. Loans, net of unearned income, decreased $17.9 million from the end of the second quarter, while investment securities decreased $4.3 million. Cash and cash equivalents, including federal funds sold, amounted to $72.2 million at September 30, 2010, compared to $41.8 million at June 30, 2010.
On August 9, 2010, we entered into a definitive merger agreement with F.N.B. providing for F.N.B. to acquire us. Completion of the merger requires, among other things, the approval of stockholders and regulatory approvals. For a further discussion of the merger, refer to Note 6 entitled, “Definitive Merger Agreement,” in the Notes to Consolidated Financial Statements to this Quarterly Report on Form 10-Q.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Investment Portfolio:
At September 30, 2010, our investment portfolio consisted primarily of short-term U.S. Government agency mortgage-backed securities, which provide us with a source of liquidity and intermediate-term tax-exempt state and municipal obligations, which we use to mitigate our tax burden.
The carrying values of the major classifications of securities as they relate to the total investment portfolio at September 30, 2010, and December 31, 2009, are summarized as follows:
Distribution of investment securities available-for-sale

	September 30,		December 31,
	2010		2009
	Amount	%	Amount	%
State and municipals	$19,495	17.96%	$26,862	24.87%
Mortgage-backed securities:
U.S. Government agencies	86,118	79.33	78,155	72.36
U.S. Government-sponsored enterprises	173	0.16	220	0.21
Equity securities:
Restricted	2,537	2.34	2,537	2.35
Other	232	0.21	231	0.21

Total	$108,555	100.00%	$108,005	100.00%

Available-for-sale investment securities increased $0.6 million to $108.6 million at September 30, 2010, from $108.0 million at December 31, 2009. The unrealized holding gain, which equaled $819, net of income taxes of $422, at the end of 2009 appreciated $1,433 to $2,252, net of income taxes of $1,161, at September 30, 2010.
During the nine months ended September 30, we received proceeds from the sale of available-for-sale investment securities of $6.2 million in 2010 and $40.5 million in 2009. In 2009, we sold a portion of our tax-exempt state and municipal obligations to avoid alternative minimum tax consequences related to our investment in an elderly, low-income housing project which we made during the fourth quarter. The securities sold in 2010 were composed entirely of intermediate-term, tax-exempt state and municipal obligations, and were sold as part of continuing tax planning strategies. Net gains recognized on the sale of available-for-sale investment securities totaled $361 for the nine months ended September 30, 2010 and $1,499 for the same nine months of 2009.
For the nine months ended September 30, 2010, the investment portfolio averaged $111.9 million, an increase of $41.3 million compared to $70.6 million for the same period of last year. The tax-equivalent yield on the investment portfolio decreased 219 basis points to 3.58 percent for the nine months ended September 30, 2010, from 5.77 percent for the same period of 2009. In comparison to the previous quarter, the tax-equivalent yield fell 10 basis points to 5.43 percent for the third quarter from 5.53 percent for the second quarter of 2010.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity distribution of the amortized cost, fair value and weighted-average tax-equivalent yield of the available-for-sale portfolio at September 30, 2010, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the exception of mortgage-backed securities and equity securities. Mortgage-backed securities have been presented based upon estimated cash flows, assuming no change in the current interest rate environment. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities, or estimated maturities for mortgage-backed securities, because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Maturity distribution of available-for-sale portfolio

			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
September 30, 2010	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Amortized cost:
State and municipals	$1,121	7.48%	$2,640	7.77%	$9,563	7.38%	$4,756	7.04%	$18,080	7.35%
Mortgage-backed securities:
U.S. Government	13,353	2.90	39,627	2.94	29,142	2.81	2,100	3.16	84,222	2.89
U.S. Government-sponsored	44	6.74	107	6.75	13	6.70			164	6.74
Equity securities:
Restricted							2,537	0.26	2,537	0.26
Other							139	0.88	139	0.88

Total	$14,518	3.27%	$42,374	3.25%	$38,718	3.94%	$9,532	4.29%	$105,142	3.60%

Fair value:
State and municipals	$1,129		$2,753		$10,550		$5,063		$19,495
Mortgage-backed securities:
U.S. Government	13,543		40,356		30,076		2,143		86,118
U.S. Government-sponsored	46		113		14				173
Equity securities:
Restricted							2,537		2,537
Other							232		232

Total	$14,718		$43,222		$40,640		$9,975		$108,555

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Loan Portfolio:
According to the United States Department of Commerce, nonresidential investment improved for the third consecutive quarter. For the third quarter of 2010, business spending advanced 9.7 percent. Despite the increase in business spending, commercial loan demand remained subdued. Businesses used pent up liquidity to fund investments. In addition, banks continued to employ tighter underwriting standards. As a result, commercial and industrial loans at all commercial banks throughout the United States decreased $19.7 billion or at an annual rate of 6.3 percent from the end of the second quarter of 2010. With regard to our loan portfolio, business loans, including commercial loans, commercial mortgages, commercial construction and land development loans and lease financing, decreased $15.3 million to $316.1 million at September 30, 2010, from $331.4 million at June 30, 2010.
Mortgage rates, already favorable, reached a historic low at the end of the third quarter of 2010. The rate for a 30-year, fixed-rate mortgage in the United States fell 39 basis points to 4.35 percent at September 30, 2010, from 4.74 percent at June 30, 2010. This was 71 basis points lower than 5.06 percent one year ago. Despite low mortgage rates, the housing market remained soft amid a struggling economy, a large inventory of foreclosed assets and tight credit conditions. Residential mortgage lending in the banking industry decreased in the third quarter, as evidenced by a $40.6 billion or 4.4 percent annualized reduction in real estate loans for all commercial banks from the end of the second quarter of 2010. We experienced a slight reduction in residential mortgage loans of $0.2 million to $102.1 million at September 30, 2010, from $102.3 million at June 30, 2010.
Despite favorable mortgage rates, activity in our secondary mortgage department subsided somewhat in the nine months ended September 30, 2010, compared to the same period of the previous year. Residential mortgage loans serviced for the Federal National Mortgage Association (“FNMA”) increased $13.6 million or at an annual rate of 12.0 percent to $165.5 million at the end of the third quarter of 2010 from $151.9 million at the end of 2009. In comparison, for the same period of 2009, residential mortgage loans serviced for the FNMA increased at an annualized rate of 27.5 percent. For the three months and nine months ended September 30, residential mortgages sold to the FNMA totaled $11.9 million and $29.2 million in 2010 compared to $14.2 million and $63.4 million in 2009. Net gains realized on the sale of residential mortgages totaled $381 for the third quarter and $805 year-to-date 2010, compared to $268 and $1,210 for the same periods of 2009.
Stability of household wealth helped consumer spending advance by a modest 2.6 percent in the third quarter of 2010. Consumers increased spending for durable goods by 6.1 percent, while spending on nondurable goods and services rose 1.3 percent and 2.5 percent. Despite these improvements, our consumer loans decreased $1.4 million from the end of the second quarter of 2010.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The composition of the loan portfolio at September 30, 2010, and December 31, 2009, is summarized as follows:
Distribution of loan portfolio

	September 30,		December 31,
	2010		2009
	Amount	%	Amount	%
Commercial, financial and others	$144,714	32.35%	$160,945	33.75%
Real estate:
Construction	17,777	3.97	23,195	4.86
Residential	102,125	22.83	104,925	22.00
Commercial	152,877	34.18	155,269	32.55
Consumer, net	26,672	5.97	29,447	6.18
Lease financing, net	3,117	0.70	3,163	0.66

Loans, net of unearned income	447,282	100.00%	476,944	100.00%

Less: allowance for loan losses	13,669		17,462

Net loans	$433,613		$459,482

Average loans decreased $46.5 million or 9.1 percent to $466.8 million for the nine months ended September 30, 2010, from $513.3 million for the same nine months of 2009. The majority of the reduction was in tax-exempt loans of local municipalities, which decreased $34.0 million or 52.1 percent comparing the nine months ended September 30, 2010 and 2009. Several tax and revenue anticipation notes, which were outstanding during the majority of 2009, matured by December 31, 2009, and were not renewed. Due to a sustained low interest rate environment and higher levels of nonaccrual loans, the tax-equivalent yield on our loan portfolio decreased 23 basis points to 5.48 percent for the nine months ended September 30, 2010, from 5.71 percent for the same nine months of 2009. The FOMC has indicated that interest rates will remain at these historically low levels for some time. As a result, we do not anticipate an increase in our loan yields for the remainder of 2010.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The maturity and repricing information of the loan portfolio by major classification at September 30, 2010, is summarized as follows:
Maturity distribution and interest sensitivity of loan portfolio

		After one
	Within	but within	After
September 30, 2010	one year	five years	five years	Total
Maturity schedule:
Commercial, financial and others	$61,755	$19,497	$63,462	$144,714
Real estate:
Construction	8,098	3,693	5,986	17,777
Residential	8,555	28,784	64,786	102,125
Commercial	12,381	7,459	133,037	152,877
Consumer, net	1,950	18,460	6,262	26,672
Lease financing, net	623	2,494		3,117

Total	$93,362	$80,387	$273,533	$447,282

Predetermined interest rates	$38,595	$63,421	$75,068	$177,084
Floating- or adjustable-interest rates	54,767	16,966	198,465	270,198

Total	$93,362	$80,387	$273,533	$447,282

As previously mentioned, there are numerous risks inherent in the loan portfolio. We manage the portfolio by employing sound credit policies and utilizing various modeling techniques in order to limit the effects of such risks. In addition, we utilize private mortgage insurance and guaranteed Small Business Administration and FHLB-Pgh loan programs to mitigate credit risk in the loan portfolio.
Federal regulators are specifically concerned with certain high-risk loan products offered by the banking industry. Our loan portfolio does not contain option adjustable-rate mortgage products, high loan-to-value ratio mortgages, subprime loans or loans with initial teaser rates. At September 30, 2010, we had $26.0 million in junior lien mortgages and $98.6 million in interest-only loans.
We mitigate credit risk associated with loans having junior-lien positions by limiting the loan-to-value ratios to supervisory limits set forth in the FFIEC Interagency Guidelines for Real Estate Lending Policies. Risk associated with interest-only loans is reduced through ensuring adequate collateralization within our policy guidelines. Generally, collateral for interest-only loans includes deposits, real estate and marketable equity securities. The loan-to-value ratio limit for junior-lien mortgages and interest only loans is 80.0 percent. We monitor loan-to-value ratios for these junior-lien mortgages and interest-only loans that are performing according to contractual terms by requiring a new, independent appraisal for any loan with an appraisal greater than three years old. In addition, for these types of loans, any requests to grant additional credit would require a new, independent appraisal if the existing appraisal is greater than one year old.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The majority of our interest-only loans have interest rates that reset daily. Interest rates on remaining interest-only loans have reset dates that reset, monthly, semi-annually, annually or within two through five years. At September 30, 2010, we expect $69.1 million or 70.1 percent of our interest-only loans to reprice within one year.
There were no junior-lien mortgages refinanced or modified during the nine months ended September 30, 2010. Nonperforming junior-lien mortgages totaled $623 and nonperforming interest-only loans amounted to $5.9 million at September 30, 2010. There were no junior-lien mortgages and one interest-only loan of $1.3 million considered troubled debt restructurings at September 30, 2010.
In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Market interest rates have remained at historically low levels and the FOMC has indicated that this low level would likely remain in place for some time. Despite this short-term interest rate forecast, the risk of rising rates in the future caused us to employ an Asset/Liability management strategy for 2010 which focuses on restoring balance to our IRR. Accordingly, we place emphasis on originating loans with shorter repricing terms. Adjustable-rate loans represented 60.4 percent of the loan portfolio at September 30, 2010, compared to 56.2 percent at the end of 2009.
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
Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Commercial letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all commercial letters of credit have expiration dates within one year and often expire unused in whole or in part by the customer. The carrying value of the liability for our obligations under guarantees was not material at September 30, 2010, and December 31, 2009.
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
The contractual amounts of off-balance sheet commitments at September 30, 2010 and December 31, 2009, are summarized as follows:
Distribution of off-balance sheet commitments

	September 30,	December 31,
	2010	2009
Commitments to extend credit	$84,446	$81,945
Unused portions of lines of credit	27,427	24,723
Commercial letters of credit	16,892	20,982

Total	$128,765	$127,650

We record an allowance for credit losses associated with off-balance sheet commitments, if deemed necessary, separately as a liability. The allowance was deemed immaterial at September 30, 2010 and December 31, 2009. We do not anticipate that losses, if any, that may occur as a result of funding off- balance sheet commitments, would have a material adverse effect on our operating results or financial position.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Asset Quality:
National, Pennsylvania and market area unemployment rates at September 30, 2010 and 2009, are summarized as follows:

September 30,	2010	2009
United States	9.6%	9.8%
Pennsylvania	9.0	8.6
Lackawanna county	9.8	9.0
Luzerne county	10.5	9.9
Monroe county	10.1	9.4
Susquehanna county	9.0	8.7
Wayne county	8.3	7.5
Wyoming county	9.6%	7.7%
The National unemployment rate, which spiked to 10.1 percent in the fourth quarter of 2009, rebounded to 9.6 percent at September 30, 2010, a slight improvement from the rate one year ago. However, employment conditions deteriorated significantly for the Commonwealth of Pennsylvania and all counties in our market area from one year ago.
As a result of significant deterioration in asset quality over the previous two years, we initiated several remedial steps to enhance or protect our asset quality in the latter part of 2009. These steps included:
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include nonaccrual loans, restructured loans and accruing loans past due 90 days or more. Past due status is based on contractual terms of the loan. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been placed on nonaccrual status are credited to a suspense account until either the loan is returned to performing status or charged-off. The interest accumulated in the suspense account is credited to income if the nonaccrual loan is returned to performing status. However, if the nonaccrual loan is charged-off, the accumulated interest is applied as a reduction to principal at the time the loan is charged-off. A nonaccrual loan is returned to performing status when the loan is current as to principal and interest and has performed according to the contractual terms for a minimum of six months.
Restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower’s financial condition. Interest income on restructured loans is recognized when earned, using the interest method. On occasion, we make modifications to loan terms, specifically the interest rate, but would not consider the loan to be a troubled debt restructuring if all of the following conditions are met:
•	The borrower is current as to existing loan payments;
•	The borrower can obtain funds from a new creditor at existing market rates to repay the current loan; and
•
The modification is due to a reduction in the existing market rates as compared to the interest rate on the original loan or an improvement in the creditworthiness of the borrower since the issuance of the loan.

Interest rate modifications on loans, not considered to be a troubled debt restructuring, generally incur a modification fee and are granted for a maximum period not to exceed three years.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Foreclosed assets are comprised of properties acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosures. We include such properties in other assets. A loan is classified as in-substance foreclosure when the we have taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Foreclosed assets are recorded at fair value less cost to sell at the time of acquisition. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. Subsequent declines in the recorded values of the properties prior to their disposal and cost to maintain the assets are included in other expenses. No allowance has been established subsequent to the acquisition of foreclosed assets. Any gain or loss realized upon disposal of foreclosed assets is included in noninterest income or noninterest expense. The historical average holding period for such properties is less than 12 months.
Nonperforming assets decreased $934 from the end of the previous quarter and $3.6 million from year-end 2009. Nonperforming assets equaled $24.6 million or 5.42 percent of loans, net of unearned income, and foreclosed assets at September 30, 2010, compared to $25.5 million or 5.41 percent at June 30, 2010, and $28.2 million or 5.86 percent at December 31, 2009. As compared to the end of 2009, we experienced reductions in nonaccrual loans of $4,140, restructured loans of $2,333 and accruing loans past due 90 days or more of $737. These reductions were partially offset by an increase in foreclosed assets of $3,644.
The decrease in nonaccrual loans resulted primarily from the migration of eight credits secured by real estate, six secured by commercial real estate and two secured by residential properties, to foreclosed assets.
The reduction in restructured loans still accruing resulted primarily from a change in the status of two commercial relationships. In 2009, these customers were each granted modifications to their respective loans, which involved interest-only payment terms for a certain period of time. These credits have since returned to, and are paying according to, their original payment terms.
With regard to foreclosed assets, there were eight properties with an aggregate carrying value of $4,009 transferred to foreclosed assets during the nine months ended September 30, 2010. Three properties with an aggregate carrying value of $365 were sold. There was no net gain or loss which resulted from the sale of these properties. At September 30, 2010, there were thirteen properties with an aggregate carrying value of $6,853 in foreclosed assets. We are actively marketing these properties for sale through a variety of channels including internal marketing and the use of outside realtors.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning nonperforming assets at September 30, 2010, and December 31, 2009, is summarized as follows. The table includes loans or other extensions of credit classified for regulatory purposes and all material loans or other extensions of credit that cause management to have serious doubts as to the borrowers’ ability to comply with present loan repayment terms.
Distribution of nonperforming assets

	September 30,	December 31,
	2010	2009
Nonaccrual loans:
Commercial, financial and others	$2,199	$7,438
Real estate:
Construction	5,402	4,532
Residential	1,542	1,797
Commercial	5,566	5,196
Consumer, net	166	52
Lease financing, net

Total nonaccrual loans	14,875	19,015

Restructured loans:
Commercial, financial and others	1,346	1,777
Real estate:
Construction
Residential	275
Commercial	348	2,525
Consumer, net
Lease financing, net

Total restructured loans	1,969	4,302

Accruing loans past due 90 days or more:
Commercial, financial and others	534	263
Real estate:
Construction
Residential	120	603
Commercial		469
Consumer, net	15	134
Lease financing, net	228	165

Total accruing loans past due 90 days or more	897	1,634

Total nonperforming loans	17,741	24,951

Foreclosed assets	6,853	3,209

Total nonperforming assets	$24,594	$28,160

Ratios:
Nonperforming loans as a percentage of loans, net	3.97%	5.23%
Nonperforming assets as a percentage of loans, net and and foreclosed assets	5.42%	5.86%

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Loans identified to be individually evaluated for impairment under FASB ASC 310, “Receivables,” include:
•	Loans past due 90 days or more;
•	Nonaccrual loans;
•	Restructured loans; and
•	Criticized loans, including regulatory risk ratings of Special Mention, Substandard, Doubtful and Loss.
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.
Impaired loans decreased $10.9 million or 39.4 percent to $16.8 million at September 30, 2010, from $27.7 million at December 31, 2009. The improvement in impaired loans resulted from a $6.7 million decrease in accruing loans, coupled with a $4.2 million decrease in nonaccrual loans, from year-end 2009. The decrease in impaired loans, which was largely concentrated in commercial, financial and other loans and commercial real estate loans, was due primarily to the migration of loans to foreclosed assets and an increase in charge-offs.
We aggressively manage our impaired loans in an effort to reduce our loss exposure related to these loans. Such efforts include, but are not limited to, assisting customers with impaired loans in developing remedial strategies, collateral sale or liquidation, and foreclosure.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Information concerning impaired loans at September 30, 2010, and December 31, 2009, is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.
Distribution of impaired loans

	September 30,	December 31,
	2010	2009
Nonaccrual loans:
Commercial, financial and others	$2,199	$7,438
Real estate:
Construction	5,402	4,532
Residential	1,542	1,797
Commercial	5,566	5,196
Consumer, net	166	52
Lease financing, net

Total nonaccrual loans	14,875	19,015

Accruing loans:
Commercial, financial and others	1,346	3,400
Real estate:
Construction
Residential	275	55
Commercial	348	5,198
Consumer, net
Lease financing, net

Total accruing loans	1,969	8,653

Total impaired loans	$16,844	$27,668

Ratio:
Impaired loans as a percentage of loans, net	3.77%	5.80%
Information related to the recorded investment in impaired loans for which there is a related allowance and the amount of that allowance and the recorded investment in impaired loans for which there is no allowance at September 30, 2010 and December 31, 2009, is summarized as follows:

	September 30, 2010		December 31, 2009
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
Impaired loans:
With a related allowance	$8,638	$2,592	$13,481	$5,762
With no related allowance	8,206		14,187

Total	$16,844	$2,592	$27,668	$5,762

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
We recognize interest income on impaired loans, including the recording of cash receipts, based on our policy for nonaccrual, restructured loans or accruing loans depending on the status of the impaired loan.
Interest income on impaired loans that would have been recognized had the loans been current and the terms of the loans not been modified, the aggregate amount of interest income recognized and the amount recognized using the cash-basis method and the average recorded investment in impaired loans for the three-month and nine-month periods ended September 30, 2010 and 2009 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross interest due under terms	$258	$440	$966	$1,362
Interest income recognized	120	211	407	696

Interest income not recognized	$138	$229	$559	$666

Interest income recognized (cash-basis)	$210	$181	$606	$528
Average recorded investment in impaired loans	$18,531	$32,125	$22,766	$31,677
Cash received on impaired loans applied as a reduction of principal totaled $563 and $1,710 for the three and nine months ended September 30, 2010. For the respective periods of 2009 cash receipts on impaired loans applied as a reduction of principal totaled $382 and $3,149.
We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council Interagency Policy Statement, as amended, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB ASC 310 for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, “Contingencies,” for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

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
The allocation of the allowance for loan losses at September 30, 2010 and December 31, 2009, is summarized as follows:
Allocation of the allowance for loan losses

	September 30,		December 31,
	2010		2009
		Category		Category
		as a		as a
		% of		% of
	Amount	loans	Amount	loans
Allocated allowance:
Specific:
Commercial, financial and others	$1,499	0.79%	$3,679	2.27%
Real estate:
Construction	670	1.21	1,002	0.95
Residential	271	0.41	265	0.39
Commercial	82	1.32	812	2.18
Consumer, net	70	0.04	4	0.01
Lease financing, net

Total specific	2,592	3.77	5,762	5.80

Formula:
Commercial, financial and others	4,293	31.56	1,024	31.48
Real estate:
Construction	1,211	2.76	1,645	3.91
Residential	93	22.42	103	21.61
Commercial	3,318	32.86	1,413	30.37
Consumer, net	186	5.93	184	6.17
Lease financing, net	171	0.70	12	0.66

Total formula	9,272	96.23	4,381	94.20

Total allocated allowance	11,864	100.00%	10,143	100.00%

Unallocated allowance	1,805		7,319

Total allowance for loan losses	$13,669		$17,462

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The allocated allowance for loan losses account increased $1,721 to $11,864 at September 30, 2010, from $10,143 at December 31, 2009. The change from year-end resulted primarily from a $4,891 increase in the formula portion of the allowance for impairment of loans collectively evaluated under FASB ASC 450, partially offset by a reduction of $3,170 in the specific portion for loans individually evaluated for impairment under FASB ASC 310. With regard to the formula portion, the total loss factor for collectively evaluated commercial, financial and other loans and commercial real estate loans increased from year-end 2009 due to a higher amount of weighted-average net charge-offs for the past eight consecutive quarters. The majority of the decrease in the specific portion resulted from two commercial credits. The collateral supporting one of the credits was transferred to foreclosed assets with the specific reserve recognized as a write down at the time of transfer. The specific reserve associated with the other credit was charged-off as a confirmed loss during the first half of 2010.
The unallocated portion of the allowance for loan losses equaled $1,805 at the end of the third quarter of 2010, which we believe is sufficient to cover any inherent losses in the loan portfolio that have not been identified as part of the allocated allowance using our impairment methodology.
The coverage ratio, the allowance for loan losses, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio equaled 0.77 percent at September 30, 2010, compared to 0.78 percent at June 30, 2010, and 0.70 percent at December 31, 2009.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
A reconciliation of the allowance for loan losses and disclosure of charge-offs and recoveries by major loan category for the nine months ended September 30, 2010, is summarized as follows:
Reconciliation of allowance for loan losses

September 30,
2010
Allowance for loan losses at beginning of period	$17,462
Loans charged-off:
Commercial, financial and others	3,376
Real estate:
Construction	1,926
Residential	9
Commercial	332
Consumer, net	78
Lease financing, net

Total	5,721

Loans recovered:
Commercial, financial and others	306
Real estate:
Construction
Residential	4
Commercial
Consumer, net	18
Lease financing, net

Total	328

Net loans charged-off	5,393

Provision charged to operating expense	1,600

Allowance for loan losses at end of period	$13,669

Ratios:
Net loans charged-off as a percentage of average loans outstanding	1.54%
Allowance for loan losses as a percentage of period end loans	3.06%
The allowance for loan losses account equaled $13,669 or 3.06 percent of loans, net of unearned income, at September 30, 2010, compared to $17,462 or 3.65 percent at December 31, 2009. Net charge-offs of $5,393 exceeded the provision for loan losses of $1,600, which resulted in the $3,793 decrease in the allowance for loan losses account.
Past due loans not satisfied through repossession, foreclosure or related actions, are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net charge-offs amounted to $5,393 or 1.54 percent of average loans outstanding for the nine months ended September 30, 2010. For the same period of 2009, net charge-offs were $3,449 or 0.90 percent of average loans outstanding.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Deposits:
Real wage and salary income, which had fallen appreciably in 2009, improved for each of the first three quarters of 2010. Disposable personal income, which increased 4.4 percent in the second quarter of 2010, advanced 1.5 percent in the third quarter. Consumers continued to favor saving and reducing household debt as opposed to spending. The personal savings rate was 5.5 percent for the third quarter of 2010.
Cyclical deposit trends of certain not-for-profit and municipal customers influenced an increase in total deposits of $9.2 million from $576.7 million at June 30, 2010, to $585.9 million at the end of the third quarter. The majority of the 6.3 percent annualized growth was concentrated in money market and NOW accounts, which recorded a combined increase of $23.6 million. This increase was due primarily to cyclical deposit trends, specifically, an influx of tax monies from local area school districts. Partially offsetting this increase were decreases in savings accounts of $2.8 million, total time deposits of $6.7 million and noninterest-bearing accounts of $4.9 million.
The average amount of, and the rate paid on, the major classifications of deposits for the nine months ended September 30, 2010 and 2009, are summarized as follows:
Deposit distribution

	September 30,		September 30,
	2010		2009
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$33,881	0.99%	$26,059	0.88%
NOW accounts	104,263	1.33	74,865	1.41
Savings accounts	110,125	0.43	106,680	0.53
Time deposits less than $100	155,704	3.04	164,390	3.33
Time deposits $100 or more	87,737	2.54	81,610	3.30

Total interest-bearing	491,710	1.86%	453,604	2.21%
Noninterest-bearing	87,735		81,092

Total deposits	$579,445		$534,696

Total deposits averaged $579.4 million for the nine months ended September 30, 2010, an increase of $44.7 million compared to $534.7 million for the same period of 2009. Noninterest-bearing deposits rose $6.6 million, while interest-bearing accounts increased $38.1 million. We experienced growth in all major deposit categories except for time deposits less than $100. Approximately 91.0 percent of the deposit growth was concentrated in interest-bearing transaction accounts.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Market interest rates continued to be at historically low levels. The 3-month U.S. Treasury rate was 0.16 percent at September 30, 2010, and 0.14 percent at September 30, 2009. In addition, given the prolonged length of time interest rates have been at historically low levels, management reduced the standard rate paid for interest-bearing transaction accounts 10 basis points to 0.15 percent from 0.25 percent. Furthermore, promotional gas lease certificates of deposit were renewed at lower market rates. As a result, our cost of deposits for the nine months ended September 30, decreased 35 basis points to 1.86 percent in 2010 from 2.21 percent in 2009. The FOMC has indicated that they expect economic conditions to warrant these low interest rate levels for some time. We anticipate our funding costs to remain favorable for the remainder of 2010. However, should competition within our market area intensify, our cost of funds could be negatively impacted.
Volatile time deposits, time deposits in denominations of $100 or more, decreased $4.2 million to $81.3 million at September 30, 2010, from $85.5 million at the end of the previous quarter. These deposits averaged $87.7 million for the nine months ended September 30, 2010, an increase of $6.1 million or 7.5 percent compared to $81.6 million for the same nine months of 2009. The average cost of large denomination time deposits decreased 76 basis points to 2.54 percent for the nine months ended September 30, 2010, compared to 3.30 percent for the same period of 2009.
Maturities of time deposits of $100 or more at September 30, 2010, and December 31, 2009, are summarized as follows:
Maturity distribution of time deposits of $100 or more

	September 30,	December 31,
	2010	2009
Within three months	$31,668	$13,860
After three months but within six months	9,706	31,501
After six months but within twelve months	19,117	22,289
After twelve months	20,788	21,287

Total	$81,279	$88,937

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
Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
September 30, 2010	three months	twelve months	five years	five years	Total
Rate-sensitive assets:
Investment securities	$4,119	$10,599	$43,222	$50,615	$108,555
Loans held for sale, net	625				625
Loans, net of unearned income	174,664	106,966	149,652	16,000	447,282
Federal funds sold	19,501				19,501

Total	$198,909	$117,565	$192,874	$66,615	$575,963

Rate-sensitive liabilities:
Money market accounts	$25,932	$12,386			$38,318
NOW accounts	107,517	16,191			123,708
Savings accounts	2,084		$107,617		109,701
Time deposits less than $100	30,325	36,763	70,828	$12,614	150,530
Time deposits $100 or more	31,668	28,823	19,432	1,356	81,279
Long-term debt				8,000	8,000

Total	$197,526	$94,163	$197,877	$21,970	$511,536

Rate sensitivity gap:
Period	$1,383	$23,402	$(5,003)	$44,645
Cumulative	$1,383	$24,785	$19,782	$64,427	$64,427

RSA/RSL ratio:
Period	1.01	1.25	0.97	3.03
Cumulative	1.01	1.08	1.04	1.13	1.13
Our cumulative one-year RSA/RSL ratio equaled 1.08 at September 30, 2010, compared to 1.19 at the end of the previous quarter. Given the current rate environment, our asset liability strategy for 2010 focuses on trying to maintain equilibrium between rate sensitive assets and liabilities with a shift towards a positive ratio should interest rates begin to rise. As part of our current strategy, we stress shorter repricing terms for new loan originations. In addition, we are offering preferential rates on our long-term certificates of deposit, including 60-, 72- and 90-month maturities. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The decrease in our RSA/RSL ratio from the end of the second quarter of 2010 resulted from a $14.3 million increase in RSL maturing or repricing within the next 12 months, coupled with a $12.4 million decrease in RSA maturing or repricing within the same time frame. The increase in RSL maturing or repricing within 12 months resulted from cyclical changes in the deposit accounts of local area school districts. Money market and NOW accounts maturing or repricing within 12 months increased of $6.5 million and $17.2 million. As previously mentioned, this resulted from an influx of tax monies in the third quarter. These increases were partially offset by reductions in savings accounts of $0.7 million and total time deposits of $8.7 million. With regard to RSA, the decrease was, for the most part, caused by a $12.2 million reduction in federal funds sold.
We also experienced a decrease in our three-month ratio to 1.01 at September 30, 2010, from 1.20 at the end of the previous quarter. The decrease resulted from a $29.0 million increase in RSL coupled with a $2.8 million reduction in RSA maturing or repricing within three months. The change resulted primarily for the same reasons as did the change in the 12-month ratio.
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
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. According to the most recent model results, instantaneous and parallel shifts in general market rates of plus 100 basis points would result in a positive change in net interest income for the 12 months ended September 30, 2011. Model results under a minus 100 basis point scenario were not meaningful, as the majority of short-term general market rates are already near zero.
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
Based on our liquidity position at September 30, 2010, we do not anticipate the need to utilize any of these sources in the near term.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after September 30, 2011. Our noncore funds at September 30, 2010, consisted solely of time deposits in denominations of $100 or more. At September 30, 2010, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 9.1 percent, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 6.4 percent. These ratios indicated that we had some reliance on noncore funds at September 30, 2010. These ratios weakened slightly in comparison to 7.3 percent and 3.4 percent for the previous quarter. In addition, according to the most recent Bank Holding Company Performance Report for our Federal Reserve District, we were significantly less reliant on noncore funds than our peer group, which had noncore and short-term noncore funding dependence ratios of 23.0 percent and 11.6 percent.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, noninterest-bearing deposits with other banks, balances with the Federal Reserve Bank of Philadelphia and the FHLB-Pgh, and federal funds sold, increased $22.9 million during the nine months ended September 30, 2010. Similarly, cash and cash equivalents increased $34.1 million for the same period last year. For the nine months ended September 30, 2010, net cash inflows of $20.5 million from investing activities and $7.4 million from operating activities were partially offset by a $5.0 million net cash outflow from financing activities. For the same period of 2009, operating, investing and financing activities all provided net cash inflows.
Operating activities provided net cash of $7.4 million for the nine months ended September 30, 2010, and $6.6 million for the same nine months of 2009. Ordinarily, net income, adjusting for the effects of noncash transactions such as depreciation and the provision for loan losses is the primary source of funds from operations.
Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities provided net cash of $20.5 million for the nine months ended September 30, 2010, compared to $16.5 million for the same period of 2009. For 2010, a net decrease in lending activities was the primary factor causing the net cash inflow from investing activities. In comparison, for 2009, proceeds received from repayments and sales of investment securities, net of investment security purchases, exceeded net cash used to fund an increase in lending activities.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Deposit gathering is our predominant financing activity. During the first nine months of 2010 deposit gathering slowed, which resulted in a $4.8 million reduction in net cash. Contrarily, deposit gathering provided net cash of $12.8 million for the same period of 2009.
Capital Adequacy:
We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-weighted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of one under the Uniform Interagency Bank Rating System, that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2010 and 2009. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.
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

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Our and Community Bank’s capital ratios at September 30, 2010 and 2009, as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991 are summarized as follows:
Regulatory capital

					Minimum to be Well
					Capitalized under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
September 30,	2010	2009	2010	2009	2010	2009
Basis for ratios:
Tier I capital to risk-weighted assets:
Consolidated	$52,455	$53,417	$19,125	$21,040
Community Bank	46,774	48,080	18,896	20,892	$28,345	$31,338
Total capital to risk-weighted assets:
Consolidated	66,528	60,055	38,251	42,079
Community Bank	60,776	54,672	37,793	41,784	47,241	52,230
Tier I capital to total average assets less goodwill:
Consolidated	52,455	53,417	25,703	24,628
Community Bank	46,774	48,080	$25,469	$24,481	$31,837	$30,601

Risk-weighted assets:
Consolidated	461,385	508,430
Community Bank	455,661	504,735
Risk-weighted off-balance sheet items:
Consolidated	16,748	17,563
Community Bank	16,748	17,563
Average assets for Leverage ratio:
Consolidated	642,564	615,705
Community Bank	$636,735	$612,015

Ratios:
Tier I capital as a percentage of risk- weighted assets and off-balance sheet items:
Consolidated	11.0%	10.2%	4.0%	4.0%
Community Bank	9.9	9.2	4.0	4.0	6.0%	6.0%
Total of Tier I and Tier II capital as a percentage of risk-weighted assets and off-balance sheet items:
Consolidated	13.9	11.4	8.0	8.0
Community Bank	12.9	10.5	8.0	8.0	10.0	10.0
Tier I capital as a percentage of total average assets less intangible assets:
Consolidated	8.2	8.7	4.0	4.0
Community Bank	7.3%	7.9%	4.0%	4.0%	5.0%	5.0%
At September 30, 2010, we reported Tier I capital, Total capital and Leverage ratios of 11.0 percent, 13.9 percent and 8.2 percent. In addition, Community Bank reported Tier I capital, Total capital and Leverage ratios of 9.9 percent, 12.9 percent and 7.3 percent. Community Bank continued to exceed the requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action at the close of the third quarter of 2010.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Stockholders’ equity equaled $55.2 million or $32.01 per share at September 30, 2010, an increase of $4.9 million compared to $50.3 million or $29.25 per share at December 31, 2009. Net income of $3,340 was the primary factor leading to the capital improvement. We also experienced an increase in other comprehensive income of $1,433 resulting from net of tax market value appreciation on available-for-sale investment securities.
We did not declare any dividends during the three months or nine months ended September 30, 2010. Our ability to declare and pay dividends is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from Community Bank for payment of dividends to stockholders. Community Bank’s ability to pay dividends is subject to federal and state regulations. On March 1, 2010, we received notification from the Federal Reserve Board recommending that we and Community Bank suspend the declaration or payment of dividends. Moreover, this notification requires us and Community Bank to inform the Federal Reserve Board prior to declaring future dividends.
We have a dividend reinvestment plan which allows stockholders to automatically reinvest their dividends in shares of our common stock. We did declare a dividend for the fourth quarter of 2009 that was paid during 2010. As a result, for the nine months ended September 30, 2010, 1,916 shares were issued under this plan relative to the fourth quarter of 2009 dividend.
Review of Financial Performance:
Net income for the third quarter of 2010 equaled $1,000 or $0.58 per share, year-to-date earnings totaled $3,340 or $1.94 per share. In comparison, we reported net losses of $3,375 or $1.95 per share for the third quarter and $385 or $0.22 per share year-to-date 2009. The year-to-date earnings improvement resulted primarily from reductions in the provision for loan losses and noninterest expense, which were partially offset by lower net interest income and noninterest income. Return on average assets was 0.62 percent for the third quarter and 0.69 percent for the nine months ended September 30, 2010, compared to (2.19) percent and (0.08) percent for the respective 2009 periods. Return on average stockholders’ equity was 7.32 percent and 8.54 percent for the third quarter and year-to-date 2010, compared to (22.63) percent and (0.87) percent for the same periods of 2009.

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
Net interest income changes due to rate and volume

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010 vs. 2009			2010 vs. 2009
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total			Total
	Change	Rate	Volume	Change	Rate	Volume
Interest income:
Loans:
Taxable	$(388)	$(72)	$(316)	$(1,389)	$(864)	$(525)
Tax-exempt	(423)	27	(450)	(1,400)	167	(1,567)
Investments:
Taxable	378	(38)	416	950	(325)	1,275
Tax-exempt	(284)	19	(303)	(997)	22	(1,019)
Federal funds sold	8	2	6	24		24

Total interest income	(709)	(62)	(647)	(2,812)	(1,000)	(1,812)

Interest expense:
Money market accounts	22	1	21	78	22	56
NOW accounts	55	(51)	106	252	(44)	296
Savings accounts	(36)	(35)	(1)	(70)	(84)	14
Time deposits less than $100	(191)	(108)	(83)	(560)	(351)	(209)
Time deposits $100 or more	(183)	(95)	(88)	(344)	(487)	143
Short-term borrowings	(5)	3	(8)	(97)	(8)	(89)
Long-term debt	160		160	480		480

Total interest expense	(178)	(285)	107	(261)	(952)	691

Net interest income	$(531)	$223	$(754)	$(2,551)	$(48)	$(2,503)

For the nine months ended September 30, tax-equivalent net interest income decreased $2,551 or 14.7 percent to $14,841 in 2010 from $17,392 in 2009. Negative volume and rate variances, caused the net interest income reduction.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
Changes in the volumes of earning assets and interest-bearing liabilities contributed to a $2,503 decrease in net interest income. For the nine months ended September 30, average earning assets increased $20.6 million or 3.5 percent to $609.7 million in 2010 from $589.1 million in 2009. Despite the growth in average earning assets, tax-equivalent interest income decreased $1,812 due to the volume variance. Specifically, the decline was due, for the most part, to a $46.5 million or 9.1 percent reduction in average loans. Average tax-exempt loans decreased $34.0 million, while taxable loans declined $12.5 million, which resulted in reductions in tax-equivalent interest income of $1,567 and $525. With regard to tax-exempt loans, several large tax and revenue anticipation notes of local municipalities, which were outstanding during 2009, matured by year end. As part of our tax planning strategy for 2010, we chose not to actively compete for these types of loans. The maturities and repayments received from the loan portfolio were reinvested in lower-yielding assets.
Also adversely impacting tax-equivalent net interest income was growth in average interest-bearing liabilities of $27.5 million to $499.7 million for the nine months ended September 30, 2010, from $472.2 million for the same period of 2009. The growth resulted in additional interest expense of $691. Specifically, average interest-bearing transaction accounts, which include money market, NOW and savings accounts, grew $40.7 million and together caused a $366 increase in interest expense. In addition, long-term debt averaged $8.0 million in 2010 and resulted in an increase in interest expense of $480. Partially offsetting these increases, was an $18.6 million decrease in average short-term borrowings and a $2.6 million decrease in total time deposits, which caused decreases to interest expense of $89 and $66.
In addition to the unfavorable volume variance, a negative rate variance resulted in a slight decrease in tax-equivalent net interest income of $48. Reductions in loan and investment yields, more than offset a decrease in funding costs. The tax-equivalent yield on earning assets decreased 81 basis points to 4.86 percent for the nine months ended September 30, 2010, from 5.67 percent for the same period of 2009, resulting in a reduction in interest income of $1,000. Specifically, the tax-equivalent yield on the loan portfolio decreased 23 basis points, while the tax-equivalent yield on the investment portfolio declined 219 basis points comparing the nine months ended September 30, 2010 and 2009. These reductions in yield led to declines in tax-equivalent interest income of $697 and $303.
The reduction in interest revenue due to rates was offset partially by a decrease in interest expense of $952, which resulted from a 19 basis point decrease in the cost of funds to 1.96 percent for the nine months ended September 30, 2010 from 2.15 percent for the same period of 2009. We experienced a significant decrease in our time deposit costs, as promotional gas lease certificates of deposit were renewed at lower rates. As a result, the average cost of time deposits decreased 46 basis points to 2.86 percent in 2010 from 3.32 percent in 2009. This resulted in a reduction in interest expense of $838 and accounted for 88.0 percent of the total decrease in interest expense.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the quarter ended September 30, 2010, tax-equivalent net interest income decreased $531 in comparison to the same three months of last year. The decrease was due primarily to a negative volume variance of $754, partially offset by a positive rate variance of $223. Average earning assets grew $14.0 million comparing the third quarters of 2010 and 2009. However, similar to the year-to-date analysis, the change resulted in a reduction in tax-equivalent interest income of $647. In addition, growth of $27.7 million in interest-bearing liabilities resulted in additional interest expense of $107. The positive rate variance primarily resulted from a 26 basis point decrease in our cost of funds comparing the third quarters of 2010 and 2009, which resulted in a corresponding decrease in interest expense of $285.
Maintenance of an adequate net interest margin is one of our primary concerns. Monies received from repayments and maturities from our loan portfolio reinvested into lower-yielding assets, a reduction in the volume of tax-exempt loans, higher levels of nonaccrual loans and issuance of subordinated debt all factored into the 70 basis point decrease in our tax-equivalent net interest margin to 3.25 percent for the nine months ended September 30, 2010 from 3.95 percent for the same period of 2009. For the third quarter, our net interest margin was 3.27 percent, a contraction of 43 basis points compared to 3.70 percent for the third quarter of 2009. However, our net interest margin improved 8 basis points compared to 3.19 percent for the previous quarter. The FOMC has indicated that general market rates would remain low for some time. However, no assurance can be given that these conditions will continue. Net interest income could be adversely affected by changes in general market rates or increased competition. We believe by following prudent pricing practices coupled with careful investing, our net interest margin will improve.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid for the nine months ended September 30, 2010 and 2009, are summarized as follows. Earning assets averages include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans are adjusted to a tax-equivalent basis using the statutory tax rate of 34.0 percent.
Summary of net interest income

	September 30, 2010			September 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Earning assets:
Loans:
Taxable	$435,435	$17,689	5.43%	$447,962	$19,078	5.69%
Tax-exempt	31,329	1,453	6.20	65,328	2,853	5.84
Investments:
Taxable	91,227	1,848	2.71	31,488	898	3.81
Tax-exempt	20,722	1,150	7.42	39,079	2,147	7.35
Federal funds sold	30,999	29	0.13	5,244	5	0.13

Total earning assets	609,712	22,169	4.86%	589,101	24,981	5.67%
Less: allowance for loan losses	15,426			5,855
Other assets	48,723			32,897

Total assets	$643,009			$616,143

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market accounts	$33,881	250	0.99%	$26,059	172	0.88%
NOW accounts	104,263	1,041	1.33	74,865	789	1.41
Savings accounts	110,125	352	0.43	106,680	422	0.53
Time deposits less than $100	155,704	3,535	3.04	164,390	4,095	3.33
Time deposits $100 or more	87,737	1,670	2.54	81,610	2,014	3.30
Short-term borrowings	11		0.63	18,595	97	0.70
Long-term debt	8,000	480	8.02

Total interest-bearing liabilities	499,721	7,328	1.96%	472,199	7,589	2.15%
Noninterest-bearing deposits	87,735			81,092
Other liabilities	3,237			3,758
Stockholders’ equity	52,316			59,094

Total liabilities and stockholders’ equity	$643,009			$616,143

Net interest income/spread		$14,841	2.90%		$17,392	3.52%

Net interest margin			3.25%			3.95%
Tax equivalent adjustments:
Loans		$494			$970
Investments		391			730

Total adjustments		$885			$1,700

Note:
Average balances were calculated using average daily balances. Interest income on loans include fees of $540 in 2010 and $652 in 2009. Available-for-sale securities, included in investment securities, are stated at amortized cost with the related average unrealized holding gains of $1,499 and $2,573 for the nine months ended September 30, 2010 and 2009 included in other assets. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 34.0 percent.

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
For the three months and nine months ended September 30, 2010, the provision for loan losses amounted to $300 and $1,600, compared to $8,670 and $9,760 for the respective periods of 2009. The provision for loan losses in 2009 reflected the effects of collateral valuation revisions to certain large commercial real estate loans, coupled with a change in the methodology for estimating the allowance for loan losses. With regard to collateral valuation revisions, independent appraisals for these commercial real estate loans indicated significant market devaluations brought on by the deterioration in the local economy at that time. In addition, in the third quarter of 2009, management revised its methodology for estimating losses in the remainder of the loan portfolio by shortening the number of periods considered for estimating historical loss factors in order to reflect rapidly changing market conditions.
Noninterest Income:
Noninterest income for the third quarter decreased $1,404 or 55.7 percent to $1,116 in 2010 from $2,520 in 2009. Included in noninterest income in 2009, were gains on the sale of available-for-sale investment securities of $1,385. There were no gains on the sale of available-for-sale investment securities in 2010. Adjusting for these gains, noninterest income for the third quarter decreased $19. A $137 decrease in service charges, fees and commissions was partially offset by a $118 increase in mortgage banking income.
For the nine months ended September 30, 2010, noninterest income totaled $3,443, a decrease of $1,973 or 36.4 percent from $5,416 for the same nine months of 2009. For the nine months ended September 30, noninterest income included a net gain from the sale of available-for-sale investment securities of $361 in 2010 and $1,499 in 2009. In addition, included in year-to-date noninterest income in 2009 was a net gain of $294 from the dispositions of the former Tunkhannock and Eaton Township, Pennsylvania branch offices. Income generated by our secondary mortgage banking division decreased $279 comparing the nine months ended September 30, 2010 and 2009, while service charges, fees and commissions decreased $262.

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
Major components of noninterest expense for the three months and nine months ended September 30, 2010 and 2009, are summarized as follows:
Noninterest expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Salaries and employee benefits expense:
Salaries and payroll taxes	$1,737	$1,734	$5,198	$5,109
Employee benefits	451	291	1,360	1,220

Salaries and employee benefits expense	2,188	2,025	6,558	6,329

Net occupancy and equipment expense:
Net occupancy expense	266	271	856	898
Equipment expense	292	320	852	951

Net occupancy and equipment expense	558	591	1,708	1,849

Other expenses:
Marketing expense	141	167	345	528
Other taxes	154	151	469	497
Stationery and supplies	55	49	151	178
Contractual services	724	482	1,729	1,618
Insurance, including FDIC assessment	398	336	1,160	1,313
Other	731	757	1,549	1,601

Other expenses	2,203	1,942	5,403	5,735

Total noninterest expense	$4,949	$4,558	$13,669	$13,913

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
For the third quarter, noninterest expense increased $391 or 8.6 percent to $4,949 in 2010 from $4,558 in 2009. The increase resulted from higher salaries and employee benefits expenses and other expenses partially offset by a decrease in net occupancy and equipment expense. We measure our efficiency using two key industry ratios, the operating efficiency ratio and the overhead ratio. The operating efficiency ratio is defined as noninterest expense as a percentage of net interest income and noninterest income, and the overhead ratio is calculated by dividing noninterest expense by average total assets. As a result of the increase in noninterest expense, our operating efficiency ratio weakened to 78.6 percent for the nine months ended September 30, 2010 from 65.9 percent for the same nine months of 2009. Also contributing to the weakening in efficiency were reductions in net interest income and noninterest income. Contrarily, our overhead ratio improved to 2.8 percent for the nine months ended September 30, 2010, compared to 3.0 percent for the same period last year.
Salaries and employee benefits expense comprise the majority of our noninterest expense. These payroll-related expenses increased $163 to $2,188 for the third quarter of 2010 from $2,025 for the same quarter of 2009. The increase resulted primarily from a $160 rise in the cost of employee benefits. For the nine months ended September 30, 2010, payroll and benefit related expenses totaled $6,558, an increase of $229 or 3.6 percent from $6,329 for the same nine months of 2009.
Occupancy and equipment expense decreased $33 or 5.6 percent comparing the third quarters of 2010 and 2009. Building-related expense declined $5 due primarily to a reduction in rental expense, while decreases in software and office equipment depreciation resulted in a $28 decline in equipment-related expense. For the nine months ended September 30, 2010, occupancy and equipment expense totaled $1,708, a decrease of $141 from $1,849 for the same nine months of 2009.
For the third quarter, other expenses increased $261 or 13.4 percent to $2,203 in 2010 from $1,942 in 2009. A $242 increase in contractual services resulting from legal and consulting costs associated with the upcoming merger was the primary factor causing the quarterly increase. Year-to-date other expenses totaled $5,403, a decrease of $332 or 5.8 percent compared to $5,735 for the same period one year ago. The year-to-date decrease was due largely to reductions in marketing-related expenses, directors’ fees and deposit insurance.
Our deposits are insured up to regulatory limits by the FDIC and accordingly, are subject to deposit insurance assessments. Under the provisions of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Bank Insurance Fund and the Savings Association Insurance Fund were merged into the Deposit Insurance Fund (“DIF”). Under the Reform Act, the annual DIF assessment rate is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Each institution is placed into one of four risk categories depending on the institution’s capital ratios and supervisory ratings. Based on our latest assignments, we migrated from Risk Category I, institutions posing the least amount of risk to the DIF, to Risk Category II and will pay approximately $0.22 per $100 dollars of assessable deposits for the third quarter of 2010. The migration resulted directly from the deterioration in our asset quality.

Comm Bancorp, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
(Dollars in thousands, except per share data)
On November 12, 2009, the FDIC issued a final rule that required all insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Our prepaid assessment was $2.6 million at September 30, 2010 and $3.5 million at December 31, 2009. The FDIC also adopted a uniform increase in assessment rates of $0.03 per $100 dollars of assessable deposits effective January 1, 2011.
There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established annual FICO assessment rate effective for the first, second and third quarters of 2010 at $0.0104 per $100 dollars of DIF-assessable deposits. Our FICO assessments totaled $46 and $42 for the nine months ended September 30, 2010 and 2009.
Income Taxes:
For the nine months ended September 30, we recorded an income tax benefit of $1,210 in 2010 and $2,180 in 2009. We utilize tax credits from our investments as a limited partner in elderly and low-income housing projects to lessen our tax burden. One such project affords us approximately $3.7 million in investment tax credits over a 10-year period which began in 2007. We expect to recognize a total of $372 in tax credits from this project in 2010. In the fourth quarter of 2009, Community Bank made an investment in another elderly, low-income housing project. For this investment, Community Bank will receive a one-time historical tax credit of approximately $1.5 million in 2010 and approximately $5.5 million in low-income housing credits spread over a period beginning in 2010 and ending in 2021. For the nine months ended September 30, 2010, we recognized tax credits totaling $1,398 from these investments.
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

Comm Bancorp, Inc.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
As of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures, as of September 30, 2010, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Registrant, Comm Bancorp, Inc.
Date: November 15, 2010	/s/ William F. Farber, Sr.
William F. Farber, Sr.
President and Chief Executive Officer Chairman of the Board/Director (Principal Executive Officer)

Date: November 15, 2010	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 15, 2010	/s/ Stephanie A. Westington, CPA
Stephanie A. Westington, CPA
Vice President of Finance (Principal Accounting Officer)

EXHIBIT INDEX

Item Number		Description	Page

31	(i)	CEO and CFO Certifications Pursuant to Rule 13a-14(a)/15d-14(a).	62

32		CEO and CFO Certifications Pursuant to Section 1350.	64